Form 10-Q
period 2011-01-29
Ascena Retail Group, Inc.
filed 2011-03-10
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 29, 2011

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-11736

ASCENA RETAIL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0641353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant had 78,220,838 shares of common stock outstanding as of March 4, 2011.

ASCENA RETAIL GROUP, INC.
FORM 10-Q
QUARTER ENDED JANUARY 29, 2011

Part I.  FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Ascena Retail Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	January 29, 2011	July 31, 2010

ASSETS

Current Assets:

Cash and cash equivalents	$302,402	$240,641
Restricted cash	1,374	1,355
Investment securities	122,845	85,088
Merchandise inventories	271,292	320,345
Deferred income taxes	22,960	21,400
Prepaid expenses and other current assets	62,860	47,254
Total Current Assets	783,733	716,083

Property and Equipment, net	479,131	478,086
Other Intangible Assets, net	184,933	185,628
Goodwill	229,661	229,661
Investment Securities	14,127	15,833
Other Assets	29,945	28,828
TOTAL ASSETS	$1,721,530	$1,654,119

(continued)

See notes to Condensed Consolidated Financial Statements (Unaudited)

Ascena Retail Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands)

	January 29, 2011	July 31, 2010

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$143,001	$178,722
Accrued salaries, wages and related expenses	57,741	59,692
Other accrued expenses	86,216	89,094
Customer liabilities	42,421	27,455
Income taxes payable	2,811	2,770
Current portion of long-term debt	1,459	1,421
Total Current Liabilities	333,649	359,154

Long-term debt	23,866	24,617
Lease related liabilities	173,084	178,706
Deferred compensation and other long-term liabilities	68,227	56,681
Deferred income taxes	28,194	20,294
Total Liabilities	627,020	639,452

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, par value $0.01 and $0.05 per share, respectively:
Authorized - 100,000 shares, Issued and Outstanding - none	—	—
Common stock, par value $0.01 and $0.05 per share, respectively:
Authorized - 360,000,000 and 165,000,000 shares, respectively
Issued and outstanding - 78,032,842 and 78,538,562 shares, respectively	780	3,927
Additional paid-in capital	445,312	427,227
Retained earnings	653,649	589,278
Accumulated other comprehensive (loss)	(3,719)	(4,324)
Total Ascena Retail Group, Inc. Shareholders’ Equity	1,096,022	1,016,108
Noncontrolling interest	(1,512)	(1,441)
Total Shareholders’ Equity	1,094,510	1,014,667
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,721,530	$1,654,119

See notes to Condensed Consolidated Financial Statements (Unaudited)

Ascena Retail Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended
	January 29, 2011	January 23, 2010

Net sales	$752,158	$594,120
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	443,994	361,617
Selling, general and administrative expenses	215,034	171,704
Depreciation and amortization	21,584	17,697
Operating income	71,546	43,102

Loss on tender offer (see Note 9)	—	(5,792)
Interest income	417	560
Interest expense	(660)	(2,696)
Other income	432	443
Earnings before income taxes	71,735	35,617

Provision for income taxes	29,225	13,929

Net earnings	$42,510	$21,688

Earnings per share:
Basic	$0.54	$0.32
Diluted	$0.52	$0.28

Weighted average shares outstanding:
Basic	78,399	68,735
Diluted	81,057	76,379

See notes to Condensed Consolidated Financial Statements (Unaudited)

Ascena Retail Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)

	Twenty-Six Weeks Ended
	January 29, 2011	January 23, 2010

Net sales	$1,465,437	$998,209
Cost of sales, including occupancy and buying costs
(excluding depreciation which is shown separately below)	849,642	601,909
Selling, general and administrative expenses	421,991	285,475
Depreciation and amortization	44,541	29,908
Operating income	149,263	80,917

Loss on tender offer (see Note 9)	—	(5,792)
Interest income	801	1,275
Interest expense	(1,325)	(5,256)
Other income	958	990
Earnings before income taxes	149,697	72,134

Provision for income taxes	59,219	28,774

Net earnings	$90,478	$43,360

Earnings per share:
Basic	$1.15	$0.67
Diluted	$1.12	$0.61

Weighted average shares outstanding:
Basic	78,424	64,636
Diluted	81,076	71,593

See notes to Condensed Consolidated Financial Statements (Unaudited)

Ascena Retail Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)
(Amounts and shares in thousands)

	Shares Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Shareholders’ Equity
Balance, July 31, 2010	78,539	$3,927	$427,227	$589,278	$—	$(4,324)	$(1,441)	$1,014,667

Net earnings				90,478				90,478
Unrealized gain on investment securities						605		605
Total comprehensive income								91,083
Change in noncontrolling interest							(71)	(71)
Issuance of restricted stock	103	5	(5)					—
Share-based compensation expense			8,634					8,634
Tax benefit from exercise of stock options			1,412					1,412
Employee Stock Purchase Plan activity	6		155					155
Shares issued pursuant to exercise of stock options	385	12	4,735					4,747
Purchase of treasury stock	(1,000)				(26,117)			(26,117)
Retirement of treasury stock		(10)		(26,107)	26,117			—
Conversion of par from $0.05 per share to $0.01 per share (see Note 1)		(3,154)	3,154					—
Balance, January 29, 2011	78,033	$780	$445,312	$653,649	$—	$(3,719)	$(1,512)	$1,094,510

Ascena Retail Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	January 29, 2011	January 23, 2010

Operating Activities:

Net earnings	$90,478	$43,360

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,541	29,908
Asset impairments and disposals	3,387	4,981
Deferred taxes	6,340	5,152
Deferred rent and other occupancy costs	(12,897)	(7,169)
Share-based compensation	8,634	4,376
Convertible senior note tender offer (see Note 9)	—	5,792
Excess tax benefits from share-based compensation	(1,412)	(3,451)
Amortization of debt issuance costs	587	465
Amortization of convertible senior notes discount	—	2,604
Cash surrender value of life insurance	(918)	(3,593)
Gift card breakage	(1,755)	(1,341)
Other	92	352

Changes in assets and liabilities:
Merchandise inventories	49,053	67,731
Prepaid expenses and other current assets	(11,066)	132
Other assets	1,156	639
Accounts payable	(36,201)	(42,088)
Accrued salaries, wages and related expenses	(1,951)	6,725
Other accrued expenses	(2,832)	(18,521)
Customer liabilities	16,721	12,056
Income taxes payable	(3,018)	(7,491)
Lease related liabilities	6,590	3,778
Deferred compensation and other long-term liabilities	11,546	298
Total adjustments	76,597	61,335

Net cash provided by operating activities	167,075	104,695

(continued)

See notes to Condensed Consolidated Financial Statements (Unaudited)

Ascena Retail Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amount in thousands)

	Twenty-Six Weeks Ended
	January 29, 2011	January 23, 2010

Investing Activities:
Merger of Tween Brands (see Note 3)	—	82,754
Cash paid for property and equipment	(47,691)	(24,828)
Redemption of available-for-sale investment securities	57,621	44,855
Purchases of available-for-sale investment securities	(93,286)	(36,842)
Investment in life insurance policies	(113)	(3,321)
Change in restricted cash	(19)	186
Net cash (used in) provided by investing activities	(83,488)	62,804

Financing Activities:
Repayments of long-term debt	(713)	(675)
Repayment of Tween Brands long-term debt in connection with the merger (see Note 3)	—	(162,915)
Convertible senior notes tender offer	—	(5,406)
Payment of deferred financing costs	(1,310)	—
Purchase of treasury stock	(26,117)	—
Proceeds from employee stock purchase plan purchases	155	111
Excess tax benefits from share-based compensation	1,412	3,451
Proceeds from stock options exercised	4,747	9,452
Net cash used in financing activities	(21,826)	(155,982)

Net increase in cash and cash equivalents	61,761	11,517
Cash and cash equivalents - beginning of period	240,641	240,763
Cash and cash equivalents - end of period	$302,402	$252,280

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$58,039	$32,836
Cash paid for interest	$683	$2,135
Accrual for capital expenditures	$6,690	$3,808
Issuance of common stock for Tween Brands merger	$—	$251,183

See notes to Condensed Consolidated Financial Statements (Unaudited)

Ascena Retail Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Reorganization

On December 17, 2010, the Board of Directors of The Dress Barn, Inc. (“DBI”) held its Annual Meeting of Shareholders and approved a corporate reorganization.  The reorganization became effective on January 1, 2011.  With the reorganization, each of our dressbarn, maurices and Justice brands became subsidiaries of a new Delaware corporation named Ascena Retail Group, Inc., (“Ascena” or the “Company”) and DBI shareholders became stockholders of this new Delaware holding company on a one-for-one basis, holding the same number of shares and same ownership percentage after the reorganization as they held immediately prior to the reorganization.

Ascena Retail Group, Inc. has replaced The Dress Barn, Inc. as the publicly held corporation.  Ascena through its subsidiaries will continue to conduct all of the operations conducted by DBI and its subsidiaries, and the directors and executive officers of DBI prior to the reorganization remained the same as the directors and executive officers of Ascena following the reorganization.

On January 1, 2011, the reorganization resulted in the conversion of 78,851,924 shares of DBI’s common stock with a par value of $0.05 per share, into an equal number of common shares of Ascena, with a par value of $0.01 per share.  This resulted in a decrease in common stock of $3.2 million with a corresponding increase to additional paid-in-capital. In accordance with the reorganization agreement among DBI, DB Merger Corp. (a subsidiary of Ascena formed for the reorganization) and Ascena, DBI merged with DB Merger Corp., with DBI remaining as the surviving corporation and a subsidiary of Ascena (the "Ascena Merger").  The Ascena Merger was accounted for as a reorganization of entities under common control; therefore, there was no revaluation of DBI’s consolidated assets and liabilities, and the Company will continue to use the historical cost basis method of accounting.

Neither the Ascena Merger nor the distribution of the stock of maurices and Tween Brands, Inc., (“Tween Brands”) by DBI to Ascena will result in Ascena or DBI recognizing gain or loss for U.S. federal income tax purposes.

In addition, the Company’s revolving credit agreement and equity and non-equity compensation plan were amended to replace DBI with Ascena, and to make certain other modifications in connection with the reorganization.  These amendments did not have a material impact on the Company’s consolidated financial statements.  See Note 9 - Debt and Note 14 - Share Based Compensation.

2.  Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared by Ascena Retail Group, Inc. and its wholly owned subsidiaries (collectively, “we”, “our”, the “Company”, “Ascena” or similar terms) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in DBI’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2010 (“our 10-K/A”).  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.  All such adjustments are of a normal recurring nature.  The July 31, 2010 Condensed Consolidated Balance Sheet amounts have been derived from the DBI audited financial statements included in our 10-K/A.  References to fiscal 2011 relate to Ascena’s fiscal year ending July 30, 2011 and references to fiscal 2010 relate to DBI’s fiscal year ended July 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenues from retail sales, net of estimated returns, are recognized at the point of sale upon delivery of the merchandise to the customer and exclude sales taxes.  Direct sales, through our websites and the Justice Catazine, are recorded upon customer receipt.  Amounts related to shipping and handling, billed to customers as part of a sales transaction, are classified as revenue.  Related shipping and handling costs are reflected in cost of goods sold, buying and occupancy costs.  We record a reserve for estimated product returns when sales are recorded based on historical return trends and are adjusted for known events, as applicable.

The Justice segment earns licensing revenue from its international franchised stores and partner revenue from advertising and other “tween-right” marketing initiatives with partner companies.  International franchise revenue is primarily comprised of the merchandise sales to our international franchisees, payment for marketing materials produced in-house and the royalty payments received in relation to the use of the Justice trade name.  Justice recognizes the revenue when the merchandise has shipped to the international franchises.  Cost of sales is recorded related to the merchandise.  Partner revenue is related to marketing deals with our “tween-right” partners.  We recognize revenue when earned according to the contract terms.

Cost of sales consists of all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs excluding utilities and depreciation, and all costs associated with the buying and distribution functions.  Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network, including depreciation and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation.  We include depreciation related to our distribution centers and corporate headquarters in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

Selling, general and administrative expenses consist of compensation and employee benefit expenses, other than for our design and sourcing team, our buyers and our distribution centers personnel.  Such compensation and employee benefit expenses include salaries, incentives and related benefits associated with our stores and corporate headquarters, except as previously noted.  Selling, general and administrative expenses also include advertising costs, supplies for our stores and home office, communication costs, travel and entertainment, leasing costs and services purchased.

3.  Merger with Tween Brands, Inc.

On November 25, 2009, we completed the Merger with Tween Brands, a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated June 24, 2009 (the “Merger Agreement”).  Pursuant to the Merger Agreement, DBI was the acquirer, with one of DBI’s subsidiaries merging with Tween Brands, Inc. in a stock-for-stock transaction (the “Tween Merger”).  As a result of the Tween Merger, Tween Brands became a wholly owned subsidiary of DBI.  The Tween Merger was approved by the stockholders of Tween Brands at a special meeting of stockholders held on November 25, 2009.  The Tween Merger became effective on November 25, 2009.  We consummated the Tween Merger with Tween Brands for a variety of reasons, including the opportunity to capitalize on the strength of its brand awareness, to leverage the utilization of combined infrastructure and personnel and to expand into the girls, age 7 to 14, or “tween” market.

As provided in the Merger Agreement, each share of Tween Brands’ common stock, par value $0.01 per share (“Tween Brands Common Stock”), issued and outstanding immediately prior to the effective time of the Tween Merger, was converted into the right to receive 0.47 shares of DBI common stock, par value $0.05 per share, for a total of 11.7 million shares of DBI common stock issued, plus cash in lieu of fractional shares of our common stock in the amount of $0.2 million.  In addition, as provided in the Merger Agreement, all options to purchase Tween Brands Common Stock that were outstanding and unexercised at the effective time of the Tween Merger were cancelled and automatically converted into the right to receive a lump sum cash payment (without interest), equal to (i) the amount, if any, by which the measurement value, as defined in the Merger Agreement, exceeded the per share exercise price of the stock option, multiplied by (ii) the number of shares of Tween Brands Common Stock issuable upon exercise of the stock option (whether such option was vested or unvested).  Any Tween Brands stock option with an exercise price equal to or greater than the measurement value was cancelled without consideration.  We paid an aggregate of $0.8 million in cash with respect to all such options.

In addition, at the effective time of the Tween Merger, the vesting of each share of Tween Brands restricted stock was accelerated, and each such share was converted into the right to receive 0.47 shares of DBI common stock.  These shares were treated as a pre-Tween Merger expense by Tween Brands.  In addition, we repaid bank debt and accrued interest of $162.9 million.

Tween Brands operates Justice, apparel specialty stores targeting girls who are ages 7 to 14.  We refer to the post-Tween Merger operations of Tween Brands as “Justice”.

The Company accounted for the Tween Merger as a purchase using the accounting standards established by the FASB guidance on business combinations, and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, which equaled $99.0 million, was allocated to goodwill (see Note 8).

The following unaudited pro forma information assumes the Tween Merger had occurred on July 25, 2009.  The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction actually occurred on July 25, 2009, nor is it indicative of the Company’s future results.

         (Amounts in thousands, except per share data)

(Unaudited)	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	January 23,	January 23,
	2010	2010

Pro forma net sales	$657,422	$1,320,770
Pro forma net income	$22,664	$56,460
Pro forma earnings (loss) per share:
Basic	$0.31	$0.78
Diluted	$0.28	$0.71

The Company’s condensed consolidated financial statements include Justice’s results of operations from November 25, 2009, the effective date of the Tween Merger.  The following are Justice’s results included in our Condensed Consolidated Statements of Operations (Unaudited):
(Amounts in thousands)	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Thirteen and Twenty-Six Weeks Ended
	January 29, 2011	January 29, 2011	January 23, 2010

Net sales	$337,818	$628,378	$221,105
Less:
Cost of sales, including occupancy and buying costs	185,694	338,828	125,777
Selling, general and administrative expenses	88,193	169,199	52,923
Depreciation and amortization	9,207	19,219	5,514

Operating income	$54,724	$101,132	$36,891

4.  Recent Accounting Pronouncements

Recently Issued

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic No. 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  This ASU provides amendments that will require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, and 3.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Early application is permitted.  This aspect of the standard will be effective for the Company for the fiscal year ending July 28, 2012 (Fiscal 2012).  We do not expect the implementation to have a material impact on our financial position, results of operations or cash flows.

5.  Investment Securities

The following is a summary of our investment securities as of January 29, 2011 and July 31, 2010:

(Amounts in thousands)	January 29, 2011		July 31, 2010
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Available-for-sale securities short-term:
Municipal bonds	$122,845	$122,791	$78,188	$77,845
Auction rate securities	—	—	6,900	6,900

Total short-term Investment Securities	122,845	122,791	85,088	84,745

Available-for-sale securities long-term:
Auction rate securities	14,127	17,900	15,833	20,500

Total long-term Investment Securities	14,127	17,900	15,833	20,500

Total Investment Securities	$136,972	$140,691	$100,921	$105,245

Our investment securities have been designated as “available-for-sale” as required by the FASB accounting guidance on investment securities.  Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in shareholders’ equity under the caption, “Accumulated other comprehensive (loss) income”.

As of January 29, 2011 and July 31, 2010, our available-for-sale investment securities are comprised of municipal bonds and auction rate securities (“ARS”).  The primary objective of our short-term investment securities is to preserve our capital for the purpose of funding operations.  We do not enter into short-term investments for trading or speculative purposes.  The fair value for the municipal bonds is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.

ARS are variable-rate debt securities.  ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days.  Interest is paid at the end of each auction period.  The vast majority of our ARS are AAA/Aaa rated with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies.  Our net $14.1 million investments in available-for-sale ARS are classified as long-term assets on our Consolidated Balance Sheets because of our inability to determine when our investments in ARS could be sold.  While failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been permanently affected.  On occasion an ARS is called by its issuer, as was the case during the quarter ended January 29, 2011, when we had $2.6 million of ARS redemptions. We determined that the $3.8 million ARS valuation adjustment for the second quarter ended January 29, 2011 was not other-than-temporary, and therefore was recorded within the accumulated other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings.  Management believes that our working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

We review our potential impairments in accordance with FASB accounting guidance on investments in debt and equity securities to determine if the classification of the impairment is other-than-temporary.  To determine the fair value of the ARS, we used the discounted cash flow model, and considered factors such as the fact that historically, these securities had identical par and fair value, and the fact that rating agencies assessed a majority of these as AAA/Aaa.  If the cost of an investment exceeds its fair value, in making the judgment of whether there has been other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions.

We periodically review our investment portfolio to determine if there is an impairment that is other-than-temporary.  In evaluating whether the individual investments in the investment portfolio are not other-than-temporarily impaired, we considered the credit rating of the individual securities, the cause of the impairment of the individual securities and the severity of the impairment of the individual securities.

6.  Measurement of Fair Value

Fair Value Measurements of Financial Instruments

The FASB accounting guidance on fair value measurement requires certain financial assets and liabilities be carried at fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  In determining fair value in accordance with this guidance, we utilize market data or assumptions that we believe market participants would use in pricing the asset or liability that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Accounting guidance on fair value measurement for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in three hierarchies that prioritize the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy are as follows:

Level 1
Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2
Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3
Financial instruments that are not actively traded on a market exchange.  This category includes situations where there is little, if any, market activity for the financial instrument.  The prices are determined using significant unobservable inputs or valuation techniques.

The table below provides our disclosure of all financial assets as of January 29, 2011 that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These financial assets are carried at fair value in accordance with the FASB accounting guidance on fair value measurement for certain financial assets.

(Amounts in thousands)	Fair Value Measurements for financial assets as of January 29, 2011
Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities:
Municipal bonds	$122,845	$—	$—	$122,845
Auction rate securities	—	—	14,127	14,127
Total	$122,845	$—	$14,127	$136,972

(Amounts in thousands)	Fair Value Measurements for financial assets as of July 31, 2010
Description	Level 1	Level 2	Level 3	Assets at Fair Market Value
Available-for-sale securities:
Municipal bonds	$78,188	$—	$—	$78,188
Auction rate securities	—	—	22,733	22,733
Total	$78,188	$—	$22,733	$100,921

As of January 29, 2011, our financial assets utilizing Level 1 are our short-term investment securities in municipal bonds.  The fair value is based on unadjusted quoted market prices for the municipal bonds in active markets with sufficient volume and frequency.

Financial assets utilizing Level 3 inputs include ARS (see Note 5 for further detail).  The fair value measurements for items in Level 3 have been estimated using an income-approach model.  The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market.

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

Level 3 (Unobservable inputs) (Amounts in thousands)	Thirteen Weeks Ended January 29, 2011	Twenty-Six Weeks Ended January 29, 2011
Balance at beginning of period	$15,919	$22,733
Change in temporary valuation adjustment included in other comprehensive income	808	894
Redemptions at par	(2,600)	(9,500)
Balance at January 29, 2011	$14,127	$14,127

Fair Value Measurements of Non-Financial Instruments

The table below segregates non-financial assets and liabilities as of January 29, 2011 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date:

Fair Value Measurements for non-financial assets and liabilities as of January 29, 2011 are as follows:

(Amounts in thousands) Description	Total	Level 1	Level 2	Level 3	13 Weeks Realized Loss	26 Weeks Realized Loss
Long-lived assets held and used (a)	$138,331	$—	$—	$138,331	$1,809	$3,387

(a)
The impairment charges are primarily triggered by a decline in revenues and profitability of the respective stores.  The impairment analysis related to store-level assets and favorable leases and requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon the stores’ past performance and expected future performance based on economic and market conditions.  We believe our estimates are appropriate in light of current market conditions.  However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections.

When facts and circumstances indicate that the carrying values of such long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to undiscounted projected future cash flows, in addition to other quantitative and qualitative analyses.  Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss to write down the cost of the asset group to its fair value.  As a result of this evaluation and the closing of certain stores, we recorded asset impairment and disposal charge of $1.8 million and $2.7 million during the thirteen weeks ended January 29, 2011 and January 23, 2010, respectively, in Selling, General and Administrative expenses in our Consolidated Statements of Operations.  For the twenty-six weeks ended January 29, 2011 and January 23, 2010 we recorded asset impairment and disposal charge of $3.4 million and $3.0 million, respectively.  During the first quarter of fiscal 2010, based on the performance of the Studio Y brand, we performed an interim impairment analysis and concluded that the estimated book value of the Studio Y Trade name exceeded the fair value on October 24, 2009.  Therefore, we recorded a non-cash impairment charge in the amount of $2.0 million in selling, general and administrative expenses in the prior year first quarter of fiscal 2010.

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of our financial instruments are as follows:

(Amounts in thousands)	January 29, 2011		July 31, 2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets:
Cash and cash equivalents (a)	$302,402	$302,402	$240,641	$240,641
Restricted Cash (a)	1,374	1,374	1,355	1,355
Short-Term Investment Securities (b)	122,845	122,845	85,088	85,088
Long-Term Investment Securities (b)	14,127	14,127	15,833	15,833

Liabilities:
5.33% mortgage note, due July 2023 (c)	23,707	25,215	23,282	25,916
Other long-term debt (d)	110	110	122	122

(a)	The fair value of cash and cash equivalents approximates their carrying amount because of the short maturities of such instruments.
(b)	For more information on our investment securities, refer to Note 5.
(c)	The fair value of the mortgage note is based on the net present value of cash flows at estimated current interest rates that we could obtain for a similar borrowing.
(d)	The carrying amount of the other long-term debt approximates fair value and such amounts are not material to our consolidated financial statements.

7.  Property and Equipment

 Property and equipment consisted of the following:

(Amounts in thousands)	January 29, 2011	July 31, 2010

Property and Equipment:
Land	$16,504	$15,631
Buildings	75,286	74,415
Leasehold Improvements	283,448	278,864
Furniture, Fixtures and Equipment	277,086	268,933
Information Technology	156,641	144,752
Construction in Progress	32,811	24,547
	841,776	807,142

Less accumulated depreciation and amortization	(362,645)	(329,056)

Property and equipment, net	$479,131	$478,086

8.  Goodwill and Other Intangible Assets

On November 25, 2009, we completed our Tween Merger.  We accounted for the Tween Merger in accordance with FASB accounting guidance and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $99.0 million, was allocated to goodwill.  Goodwill amortization for this transaction is not deductible for tax purposes.  In conjunction with the Tween Merger, we acquired “Justice” brand trademarks and service marks, including the mark “Justice”, which is used to identify merchandise and services and rights to the “Limited Too” trade name.  Certain of these marks are registered with the U.S. Patent and Trademark Office and certain foreign jurisdictions in which we conduct business.  These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations.

In January 2005, DBI acquired the outstanding stock of Maurices Incorporated.  We accounted for the acquisition as a purchase and, accordingly, the excess purchase price over the fair market value of the underlying net assets acquired, or $130.7 million, was allocated to goodwill.  Goodwill amortization for this transaction is deductible for tax purposes.  In conjunction with this transaction, DBI acquired the “maurices” and “Studio Y” brands and trademarks.

In accordance with the FASB accounting guidance on goodwill and intangible assets, the amortization of goodwill and indefinite-life intangible assets is replaced with annual impairment tests.  We perform an impairment test at least annually in our fiscal month of June or whenever we identify certain triggering events that may indicate impairment.  We assess the fair value of our indefinite-lived intangible assets, such as trade names and franchise rights, using a discounted cash flow model based on royalties estimated to be derived in the future use of the asset if we were to license the use of the assets.  An impairment charge for indefinite-lived intangible assets is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.  We considered whether specific impairment indicators were present, such as plans to abandon (for which there were no such plans).  There were no cumulative goodwill losses to date.

Other identifiable intangible assets consist of customer relationships and proprietary software technology and defensive intangible assets related to a certain trademark.  Owned trade names and franchise rights were determined to have an indefinite life and therefore are not amortized.  Customer relationships, proprietary technology and defensive assets constitute our identifiable intangible assets subject to amortization, which are amortized over their useful lives on a straight line basis.  A fair value was not assigned to the customer relationships acquired in connection with the Tween Merger because under the valuation analysis income approach the value of the customer loyalty and the resulting relationship was offset by the costs associated with the asset.

As part of the Tween Merger, DBI also acquired favorable leases of $7.0 million classified in the long-term section under “Other Assets” in our balance sheet.  Favorable lease rights are amortized over the favorable lease term and assessed for impairment in accordance with ASC 350-35.

Other intangible assets were comprised of the following as of January 29, 2011:

(Amounts in thousands)
Description	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Indefinite lived intangible assets:
maurices Trade Names	Indefinite	—	$89,000	$—	$89,000
maurices Studio Y Trade Name	Indefinite	—	13,000	—	13,000
Justice Trade Name (a)	Indefinite	—	66,600	—	66,600
Justice Franchise Rights (b)	Indefinite	—	10,900	—	10,900

Finite lived intangible assets:
maurices Customer Relationship	7 years	1 year	2,200	(1,912)	288
maurices Proprietary Technology (c)	5 years	—	1,743	(1,743)	—

Justice Limited Too Trade Name (d)	7 years	6 years	1,600	(267)	1,333
Justice Proprietary Software Technology (e)	6 years	5 years	4,800	(988)	3,812
Total			$189,843	$(4,910)	$184,933

Other intangible assets were comprised of the following as of July 31, 2010:

(Amounts in thousands)
Description	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Indefinite lived intangible assets:
maurices Trade Names	Indefinite	—	$89,000	$—	$89,000
maurices Studio Y Trade Name	Indefinite	—	13,000	—	13,000
Justice Trade Name (a)	Indefinite	—	66,600	—	66,600
Justice Franchise Rights (b)	Indefinite	—	10,900	—	10,900

Finite lived intangible assets:
maurices Customer Relationship	7 years	1 year	2,200	(1,755)	445
maurices Proprietary Technology(c)	5 years	—	3,165	(3,165)	—

Justice Limited Too Trade Name (d)	7 years	6 years	1,600	(152)	1,448
Justice Proprietary Software Technology (e)	6 years	5 years	4,800	(565)	4,235
Total			$191,265	$(5,637)	$185,628

(a)
Fair value was determined using a discounted cash flow model that incorporates the relief from royalty (RFR) method.  Significant assumptions included, among other things, estimates of future cash flows, royalty rates and discount rates.  This asset was assigned an indefinite useful life because it is expected to contribute to cash flows indefinitely.

(b)
Fair value of these international franchise rights was determined using a discounted cash flow model that incorporates the RFR method.  This asset was assigned an indefinite useful life because it is expected to contribute to cash flows indefinitely.

(c)	maurices proprietary technology gross intangible assets and accumulated amortization decreased by $1.4 million from July 31, 2010 to January 29, 2011 due to the retirement of the related assets.
(d)
Fair value was determined using the RFR method.  This meets the definition of a defensive asset under ASC 350-30-25-5, and was assigned a remaining life of seven years, which represents the lifecycle of the average Justice customer.

(e)
Fair value was determined using the cost approach, as it consists of internally developed software that does not have an identifiable revenue stream.  The remaining life is the estimated obsolescence rate determined for each identified asset.

Based on our customer relationship, proprietary technology and Limited Too Trade Name balances as of January 29, 2011, we expect the related amortization expense for the remainder fiscal 2011 to be approximately $0.7 million, $1.2 million in fiscal 2012, $1.1 million in fiscal 2013, $1.1 million in fiscal 2014, $1.1 million in fiscal 2015 and $0.3 million in fiscal 2016.

9. Debt

Debt consists of the following:

(Amounts in thousands)	January 29, 2011	July 31, 2010
5.33% mortgage note, due July 2023	$25,215	$25,916
Other	110	122
	25,325	26,038
Less: current portion	(1,459)	(1,421)
Total long-term debt	$23,866	$24,617

Scheduled principal payments of the above debt for each of the next five fiscal years and beyond, is as follows: $1.5 million, $1.5 million, $1.6 million, $1.7 million, $1.8 million and $17.2 million, respectively.

Mortgage Note

In connection with the purchase of our Suffern facility, in July 2003, Dunnigan Realty, LLC borrowed $34.0 million under a 5.33% rate mortgage loan.  This mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on our Suffern facility, of which the major portion is Ascena’s corporate offices and the dressbarn distribution center.  Payments of principal and interest on the Mortgage, a 20-year fully amortizing loan, are due monthly through July 2023.  In connection with the Mortgage, we paid approximately $1.7 million in debt issuance costs.  These costs were deferred and included in “Other Assets” on our Consolidated Balance Sheets and are being amortized to interest expense over the life of the Mortgage.  Our monthly mortgage payment amount is $0.2 million.

Convertible Senior Notes Debt Extinguishment

During the second quarter of fiscal year 2010 ended January 23, 2010, DBI conducted a tender offer for its Convertible Senior Notes (the “Offer”).  All of the outstanding Convertible Senior Notes (the “Notes”), with an aggregate balance of $112.5 million, were validly tendered for exchange and not withdrawn as of January 23, 2010, the expiration date of the Offer.  Total consideration for the Offer was $273.4 million and was comprised of:  cash of $112.5 million for the face amount of the Notes; cash of $4.5 million as inducement to exchange ($40 per $1,000 principal amount of the Notes); and the issuance of approximately 6.2 million shares of DBI common stock valued at $156.4 million.  The fair value of the Notes tendered equaled $101.9 million as of January 23, 2010. Each $1,000 Note holder was entitled to receive the following: 1) the $1,000 principal amount of the Note, 2) a $40 inducement for conversion of the Notes, 3) accrued and unpaid interest in the amount of $2.92 and 4) 55.3341 shares of our common stock with a value of $1,389.99 per Note, which, based upon the closing price of DBI common stock on the expiration date of the Offer, equated to an aggregate fair value of $2,432.91 per Note.  As a result of the Offer, the Company reduced its deferred tax liabilities by $14.6 million and reduced its taxes payable by $0.2 million, with a corresponding increase to additional paid-in capital of $14.8 million.  In connection with the Offer, we recognized a loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million which is equal to the difference between the net book value and the fair value of the Notes upon redemption in accordance with ASC 470-20.  Previously in December 2009, in a private transaction, we accepted for exchange $2.5 million of the Notes for an aggregate cash amount of approximately $5.4 million. The loss associated with the December 2009 exchange was de_minimus to our consolidated financial statements.  No Notes remain outstanding.

Revolving Credit Agreement

On January 3, 2011, Ascena and certain of its domestic subsidiaries entered into an amended and restated revolving credit agreement (the “Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement amends and restates the prior $200 million four-year credit facility entered into on November 25, 2009 by DBI, which is now a wholly owned subsidiary of the Company, and certain of its domestic subsidiaries which was scheduled to expire on November 25, 2013.

The Credit Agreement provides a senior secured revolving credit facility up to $200 million and matures in 5 years on January 3, 2016. The credit facility may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes. The Credit Agreement includes a $150 million letter of credit sublimit, of which $25 million can be used for standby letters of credit, and a $20 million swing loan sublimit. The interest rates, pricing and fees under the Credit Agreement fluctuate based on excess availability as defined in the Credit Agreement. As of January 29, 2011, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains customary representations, warranties, and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions, on (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions, (vi) restricted payments and certain other restrictive agreements. The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security under the Credit Agreement and the guarantees thereof, the Company and the Subsidiary Guarantors have granted to the administrative agent for the benefit of the lenders, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory, but excluding real estate.  The Credit Agreement costs that were capitalized were $5.7 million and the related amortization of the deferred debt issuance costs were $0.3 million and $0.2 million for second quarter ended January 29, 2011 and January 23, 2010, respectively.  The amortization of the deferred debt issuance costs were $0.6 million and $0.5 million for the twenty-six weeks ended January 29, 2011 and January 23, 2010, respectively.

Our Credit Agreement has financial covenants with respect to, among other things, a fixed charge coverage ratio, as well as customary representations, warranties and affirmative covenants.  We are required to maintain the fixed charge coverage ratio for any period of four fiscal quarters ending during a Covenant Period as defined in the Credit Agreement of at least 1.10 to 1.00.  As of January 29, 2011, the actual fixed charge coverage ratio was 1.62 to 1.00.  We were in compliance with all financial covenants contained in the Credit Agreement as of January 29, 2011.

As of January 29, 2011, we had $188.3 million available under the Credit Agreement.  The amount available under the Credit Agreement is net of $11.7 million of outstanding letters of credit issued by one of our banks consisting of $6.7 million relating to the importation of merchandise and $5.0 million primarily relating to insurance policies. As of January 29, 2011 the Company also had issued $15.4 million of private label letters of credit relating to the importation of merchandise.

10.  Income Taxes

The effective tax rate is approximately 40.7% for the second quarter ended January 29, 2011 compared to 39.1% for the comparable prior year quarter. The effective tax rate is approximately 39.6% for the twenty-six weeks compared to 39.9% for the prior year twenty-six week period. The lower tax rate in the twenty-six weeks ended January 29, 2011 as compared to the prior year twenty-six week period is attributable to an increase in earnings in lower tax jurisdictions, the indefinite investment in the second quarter of 2011 of certain undistributed earnings used to capitalize the Company’s Canadian expansion and lower non-deductible transaction costs partially offset by higher non-deductible executive compensation.

As of January 29, 2011, our gross unrecognized tax benefits, which are included in deferred compensation and other long-term liabilities on the Condensed Consolidated Balance Sheets, were $22.4 million, including accrued interest and penalties of $4.9 million.  If recognized, the portion of the liabilities for gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $12.0 million.  Our gross unrecognized tax benefits during the twenty-six week period ended January 29, 2011 decreased by $1.5 million, including interest and penalties. The decrease in the gross unrecognized tax benefits was primarily attributable to an automatic accounting method change filed by the Company with the Internal Revenue Service in the first quarter of fiscal 2011.

We believe it is reasonably possible that there will be a $3.9 million decrease in the gross tax liability for uncertain tax positions within the next 12 months based upon potential settlements and the expiration of statutes of limitation in various tax jurisdictions.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions.  Federal periods that remain subject to examination include the tax period ended July 29, 2006 through the tax period ended July 25, 2009 for the Dress Barn consolidated group and the tax period ended February 3, 2007 through November 25, 2009 for the Tween Brands consolidated group.  Tax periods for state jurisdictions that remain subject to examination include the tax period ended July 30, 2005 through the tax period ended July 25, 2009, with few exceptions for the DBI consolidated group and for the Tween Brands consolidated group periods ended January 28, 2006 through November 25, 2009.  The audit by the Internal Revenue Service of the DBI federal tax return for the fiscal period ended July 29, 2006 was concluded in Fiscal 2010, with the exception of two issues which the Company has appealed. Presently the Company is under examination by the IRS for the Dress Barn consolidated group for fiscal 2007 and 2008; for the Justice consolidated group for fiscal 2007 and 2008. The Company believes that adequate reserves have been provided for the resolution of these matters.  Certain years related to foreign jurisdictions remain subject to examination.

The Company up until the quarter ended January 29, 2011 provided for the additional U.S. taxes required to permit the future repatriation of its undistributed foreign earnings without any additional tax cost.  In the second quarter of 2011 the Company changed its assertion in regard to its undistributed earnings reflecting the indefinite investment of $3 million to fund the Canadian expansion. Future changes to the Company’s international business operations might cause management to make additional changes to its assertion in regard to some portion of these foreign earnings.

On an ongoing basis, the Company assesses its ability to realize its deferred tax assets, and has concluded that a valuation allowance is required against certain deferred tax assets.  During the twenty-six week period ended January 29, 2011, the Company recorded a decrease in the valuation allowance of $0.2 million resulting in a balance of $4.0 million.

11.  Accumulated Other Comprehensive (loss) income

Accumulated Other Comprehensive (loss) income (“AOCI”) is calculated in accordance with FASB accounting guidance.  Cumulative unrealized gains and losses on available-for-sale investment securities are reflected as AOCI in shareholders’ equity.  See Note 5 for additional information.

Accumulated other comprehensive loss, net of tax, is reflected in the Consolidated Balance Sheets, as follows:

(Amounts in thousands)	January 29, 2011	July 31, 2010

Unrealized gain on short-term investments securities, net of taxes	$54	$343
Unrealized loss on auction rate securities, net of taxes	(3,773)	(4,667)
Accumulated other comprehensive loss	$(3,719)	$(4,324)

Total comprehensive income is as follows:

	Thirteen Weeks Ended
(Amounts in thousands)	January 29, 2011	January 23, 2010
Net earnings	$42,510	$21,688
Unrealized gain on investments securities, net of taxes	595	707
Total comprehensive income	$43,105	$22,395

	Twenty-Six Weeks Ended
(Amounts in thousands)	January 29, 2011	January 23, 2010
Net earnings	$90,478	$43,360
Unrealized gain on investments securities, net of taxes	605	1,723
Total comprehensive income	$91,083	$45,083

12.  Share Repurchase Program

On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Program”).  Under the 2010 Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

During the second quarter fiscal 2011, we purchased 1.0 million shares at an average price of $26.12 equaling $26.1 million, resulting in a remaining authorized balance of $73.9 million.  Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

 13.  Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net earnings by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution using the treasury stock method that could occur if outstanding stock options, or other equity awards from our share-based compensation plans, were exercised and converted into common stock that would then participate in net earnings.  Also included in diluted earnings per share for the thirteen and twenty-six weeks ended January 23, 2010 is the conversion obligation of the Notes to the extent dilutive. See Note 9 for additional information.  Components of basic and diluted earnings per share were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands, except	January 29,	January 23,	January 29,	January 23,
earnings per share)	2011	2010	2011	2010

Net earnings	$42,510	$21,688	$90,478	$43,360

Weighted-average shares outstanding during period on which basic earnings per share is calculated	78,399	68,735	78,424	64,636

Net effect of dilutive stock options, other equity awards and convertible securities based on the treasury stock method using the average market price	2,658	7,644	2,652	6,957

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	81,057	76,379	81,076	71,593

Earnings per share:
Basic	$0.54	$0.32	$1.15	$0.67
Diluted	$0.52	$0.28	$1.12	$0.61

During the second quarter ended January 23, 2010, we redeemed all of the Notes in the Offer.  The Notes were dilutive to earnings per share for the quarter ended January 23, 2010.

The Notes were fully redeemed as of January 27, 2010, the effective date of the Offer and, therefore, the 6.2 million shares issued upon the debt extinguishment are now included in the outstanding shares from that date.  See Note 9 for further details.

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Shares excluded from calculation of diluted earnings per share	2,016	1,602	2,053	1,665

14.  Share-Based Compensation

On September 23, 2010, the board of directors approved the 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) to amend and restate the former 2001 Stock Incentive Plan (the “2001 Plan”).  The 2010 Stock Incentive Plan was approved by our shareholders and became effective on December 17, 2010.  Our 2001 Plan provided for the granting of either Incentive Stock Options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock.  The 2010 Stock Incentive Plan generally incorporates the provisions of the 2001 Plan and includes certain modifications to: increase the aggregate share reserve to 18 million shares; add the ability to grant other stock-based awards; expand the classification of employees and directors eligible to receive awards; modify certain change in control provisions; and extend the term of the 2010 Stock Incentive Plan to September 30, 2021.

As of January 29, 2011, there were approximately 6.1 million shares under the 2010 Stock Incentive Plan available for future grant.  All of our prior stock option plans have expired as to the ability to grant new options.  We issue new shares of common stock when stock option awards are exercised.

Share-based compensation expense is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Stock Options	$2,512	$2,279	$5,025	$3,908
Restricted Stock	563	708	1,281	843
Restricted Stock Units	206	—	206	—
Long Term Incentive Plan	1,269	—	2,105	(388)
Employee Stock Purchase Plan	8	6	17	13
Total	$4,558	$2,993	$8,634	$4,376

Stock Options

Stock option awards outstanding under our current plans have primarily been granted at exercise prices that are equal to the market value of our stock on the date of grant, generally vest over four or five years and expire no later than ten years after the grant date.  We recognize compensation expense ratably over the vesting period, net of estimated forfeitures.  As of January 29, 2011, there was $28.3 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years.  The total intrinsic value of options exercised during the thirteen weeks ended January 29, 2011 was approximately $4.1 million and during the twenty-six weeks ended January 29, 2011 was approximately $5.2 million.  The total fair value of options that vested during the first six month period of fiscal 2011 was approximately $8.1 million.

The following table summarizes the activities in all Stock Option Plans and changes during fiscal 2011:

	Options	Weighted Average Exercise Price
Options outstanding – as of August 1, 2010	6,720,010	$14.42
Granted	1,506,888	23.79
Cancelled	(55,671)	16.94
Exercised	(385,535)	12.31

Options outstanding – as of January 29, 2011	7,785,692	$16.31

Options exercisable – as of January 29, 2011	4,030,032	$12.72

Weighted-average fair value of options granted		$5.04

At January 29, 2011, we had 7,474,497 options vested and expected to vest with an aggregate intrinsic value of $78.9 million and a weighted-average remaining contractual term of 6.6 years.  The options exercisable at January 29, 2011 have an aggregate intrinsic value of $56.2 million and a weighted average contractual term of 4.8 years.

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
	Twenty-Six Weeks Ended
	January 29, 2011	January 23, 2010

Weighted average risk-free interest rate	1.3%	2.1%
Weighted average expected life (years)	3.9	3.9
Expected volatility of the market price of our common stock	52.5%	48.1%
Expected dividend yield	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  The expected life of options represents the period of time the options are expected to be outstanding and is based on historical trends.  The risk-free rate is based on the yield of a U.S. Treasury strip rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of our stock over a term equal to the expected term of the option granted.  Option valuation models require input of highly subjective assumptions including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) are classified as financing cash flows.  For the thirteen weeks ended January 29, 2011 and January 23, 2010, excess tax benefits realized from the exercise of stock options was $1.1 million and $1.3 million, respectively.  For the twenty-six weeks ended January 29, 2011 and January 23, 2010, excess tax benefits realized from the exercise of stock options was $1.4 million and $3.5 million, respectively.

Restricted Stock and Restricted Stock Units

The 2010 Plan also allows for the issuance of shares of restricted stock and restricted stock units.  Any shares of restricted stock or restricted stock units are counted against the shares available for future grant limit as three shares for every one restricted share or unit granted.  In general, if options are cancelled for any reason or expire, the shares covered by such options again become available for grant.  If a share of restricted stock or a restricted stock unit is forfeited for any reason, three shares become available for grant.

The fair value of restricted stock is estimated on the date of grant based on the market price of our common stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally two to five years.  As of January 29, 2011, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years.

Following is a summary of the changes in the shares of restricted stock outstanding during fiscal 2011:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock, as of August 1, 2010	190,737	$19.62
Granted	103,733	23.59
Vested	(71,894)	20.13
Forfeited	(1,457)	19.76
Restricted stock as of January 29, 2011	221,119	$21.31

The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally one to six years.  As of January 29, 2011, there was $4.1 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 5.5 years.

Following is a summary of the changes in the restricted stock units outstanding during fiscal 2011:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Restricted stock units, as of August 1, 2010	—	$—
Granted	164,618	25.94
Vested	—	—
Forfeited	—	—
Restricted stock units as of January 29, 2011	164,618	$25.94

Long Term Incentive Plan

During each fiscal year, we establish a Long-Term Incentive Plan (the “LTIP”) that authorizes the grant of restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts and certain market conditions over specified valuation periods. The effect of the market conditions on the restricted stock issued is reflected in the fair value on the grant date.  The restricted stock grants with market conditions are valued using a Monte-Carlo simulation model.  The Monte-Carlo simulation estimates the fair value based on the expected term of the award, risk-free interest rate, expected dividends and the expected volatility for the Company and our peer group.  The compensation expense for the portion of the performance based restricted stock is based on the grant date fair values of the awards expected to vest based upon the performance conditions. Compensation expense is recognized over the appropriate service period regardless of whether the market conditions are achieved.  As of January 29, 2011, there was $7.0 million of total unrecognized compensation cost related to LTIP valuation periods, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.  Such amount of total unrecognized compensation cost could increase or decrease depending on the achievement of the performance goals under the LTIP Plan.

The fair values of the options granted under our LTIP were estimated on the date of grant using the Monte-Carlo simulation model with the following assumptions:
Twenty-Six Weeks Ended
January 29, 2011

Weighted average risk-free interest rate	1.7%
Weighted average expected life (years)	4.2
Expected volatility of the market price of our common stock	46.1
Expected dividend yield	0%

The expected life of LTIP represents the period of time the options are expected to be outstanding and is based on historical trends.  The risk-free rate is based on the yield of a U.S. Government Bond of appropriate term, as detailed by the Federal Reserve.  The expected volatility assumption is based on the historical volatility of our stock over a term equal to the expected term of the LTIP.  The dividend yield is based on the Company’s historic data.  LTIP valuation models require input of highly subjective assumptions including the expected stock price volatility.

15. Employee Benefit Plans

We sponsor a defined contribution retirement savings plan (401(k)) covering all eligible employees.  We also sponsor an Executive Retirement Plan (“ERP Plan”) for certain officers and key executives.  Both plans allow participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral.  During the thirteen weeks ended January 29, 2011 and January 23, 2010, we incurred expenses of approximately $3.0 million and $1.2 million, and during the twenty-six weeks ended January 29, 2011 and January 23, 2010, we incurred expenses of approximately $5.1 million and $2.8 million, respectively, relating to the contributions to and administration of the above plans. These expenses are allocated to cost of sales and selling, general and administrative expenses in accordance with our accounting policies described in Note 1.

The ERP Plan is a non-qualified deferred compensation plan.  The purpose of the ERP Plan is to attract and retain a select group of management or highly compensated employees and to provide them an opportunity to defer compensation on a pre-tax basis above IRS limitations.  ERP Plan balances cannot be rolled over to another qualified plan or IRA upon distribution.  Unlike a qualified plan, the Company is not required to fund the benefits payable under the Plan.

ERP Plan participants can contribute up to 95% of base salary and bonus, before federal and state taxes are calculated.  The Company may make a matching contribution to the ERP Plan in the amount of 100% matching contributions on the first 5% of base salary and bonus deferrals.  Such amounts were $0.3 million for the thirteen weeks ended January 29, 2011 and $1.1 million for the twenty-six weeks ended January 29, 2011 and were recorded in Selling, General and Administrative expenses in our Consolidated Statements of Operations.  For the thirteen weeks ended January 23, 2010 and for the twenty-six weeks ended January 23, 2010 were $0.2 million and $0.4 million, respectively.  There are 27 reference investment fund elections currently offered in the ERP Plan.  As of January 29, 2011 and January 23, 2010, our ERP liability was $38.5 million and $28.7 million, respectively and was included in Deferred compensation and other long-term liabilities in our Condensed Consolidated Balance Sheets.  As a result of stock market appreciation and depreciation related to the reference investments of the participant, we record charges (benefits) in our Consolidated Statement of Operations related to this plan.  The nature of such a plan has the potential to create volatility in our Consolidated Statement of Operations.

We also sponsor an Employee Stock Purchase Plan, which allows employees to purchase shares of our stock during each quarterly offering period at a 10% discount through weekly payroll deductions.  We do not provide any additional post-retirement benefits.

16. Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, e-commerce and licensing.  The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our executive team to evaluate performance and allocate resources.  In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability.  As such, we report our operations in three reportable segments as follows:

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of our dressbarn brand.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of our maurices brand.

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of our Justice brand.

Selected financial information by reportable segment and a reconciliation of the information by segment to the consolidated totals is as follows:

Consolidated Statements of Operations and Cash Flow Data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in millions)	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Net sales
dressbarn	$211.6	$209.3	$451.7	$457.3
maurices	202.8	163.7	385.3	319.8
Justice *	337.8	221.1	628.4	221.1
Consolidated net sales	$752.2	$594.1	$1,465.4	$998.2

Operating income
dressbarn	$(10.3)	$(9.8)	$(6.9)	$9.6
maurices	27.1	16.0	55.0	34.4
Justice *	54.7	36.9	101.2	36.9
Consolidated operating income	71.5	43.1	149.3	80.9
Loss on tender offer	—	(5.8)	—	(5.8)
Interest income	0.4	0.6	0.8	1.3
Interest expense	(0.6)	(2.7)	(1.3)	(5.3)
Other income	0.4	0.4	0.9	1.0
Earnings before provision for income taxes	$71.7	$35.6	$149.7	$72.1

Depreciation and amortization
dressbarn	$6.9	$6.8	$14.2	$13.5
maurices	5.5	5.4	11.1	10.9
Justice *	9.2	5.5	19.2	5.5
Consolidated depreciation and amortization	$21.6	$17.7	$44.5	$29.9

Capital expenditures (a)
dressbarn	$5.1	$3.2	$14.5	$7.6
maurices	8.7	7.1	15.9	15.1
Justice *	13.2	2.1	17.3	2.1
Consolidated capital expenditures	$27.0	$12.4	$47.7	$24.8

(a)	Capital expenditures do not include fixed asset accruals of $6.7 million and $3.8 million as of January 29, 2011 and January 23, 2010, respectively.

*	The Tween Merger was consummated on November 25, 2009 and therefore data related to our prior reporting periods are from the merger date to January 23, 2010.

Consolidated Balance Sheets Data:

(Amounts in millions)	January 29, 2011	July 31, 2010
Total assets
dressbarn	$507.7	$604.5
maurices	442.6	447.3
Justice	570.1	602.3
Consolidated assets*	$1,520.4	$1,654.1

Merchandise inventories
dressbarn	$107.0	$129.6
maurices	67.7	75.6
Justice	96.6	115.1
Consolidated merchandise inventories	$271.3	$320.3

*
Effective with the Ascena Merger, certain assets were transferred to Corporate that were previously included in the reportable segments. Therefore, the January 29, 2011 amounts exclude unallocated Corporate assets of $201.1 million.

17. Commitments and Contingencies

There have been no material changes during the period covered by this report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2010 Annual Report on Form 10-K/A.

Legal Matters

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  The parties have agreed to a settlement of this wage and hour lawsuit and we have accrued for this settlement.  The settlement is subject to notice to the purported class members and final court approval.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction.  All three cases were consolidated in California state court.  The parties settled this lawsuit in the spring of 2010.  The court granted final approval of the settlement on December 10, 2010 and we have accrued for this settlement.

In addition to the litigation discussed above, we are, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business.  The results of litigation are inherently unpredictable.  Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.  The results of these lawsuits, claims and proceedings cannot be predicted with certainty.  However, we believe that the ultimate resolution of these current matters, including the matters discussed above, will not have a material adverse effect on our consolidated financial statements taken as a whole.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements and should be read in conjunction with those statements, the notes thereto and The Dress Barn, Inc.  Annual Report on Form 10-K/A for the fiscal year ended July 31, 2010.  This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These statements reflect our current views with respect to future events and financial performance.  Our actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

Management Overview

This Management Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a high-level summary of the more detailed information elsewhere in this quarterly report and an overview to put this information into context.  This section is also an introduction to the discussion and analysis that follows.  Accordingly, it necessarily omits details that appear elsewhere in this MD&A.  It should not be relied upon separately from the balance of this quarterly report.

Overview

We operate women’s and girls’ apparel specialty stores, principally under the names “dressbarn”, “maurices” and, since our November 2009 Merger (the “Tween Merger”) with Tween Brands, Inc. (“Tween Brands”), “Justice”.  Our dressbarn stores cater to the 35 to 55 year-old woman, size 4 to 24.  These stores offer in-season, moderate to better quality career and casual fashion at value prices.  Our maurices stores are concentrated in small markets in the United States and their product offerings are designed to appeal to the apparel and accessory needs of the 17 to 34 year-old woman.  Our Justice stores target girls who are ages 7 to 14 and are located primarily in shopping malls and off-mall power centers throughout the United States.

Second Quarter 2011 Highlights, Ongoing and Fiscal 2011 Business Initiatives

We continue to focus on a number of ongoing initiatives aimed at increasing our store profitability by reducing expenses and improving our comparative store sales trends.  These initiatives include, but are not limited to:

Corporate Reorganization
On December 17, 2010, the Board of Directors of The Dress Barn, Inc. (“DBI”) held its Annual Meeting of Shareholders and approved a corporate reorganization.  With the reorganization, each of our dressbarn, maurices and Justice brands became subsidiaries of a new Delaware corporation named Ascena Retail Group, Inc., and Dress Barn shareholders became stockholders of this new Delaware holding company on a one-for-one basis, holding the same number of shares and same ownership percentage after the reorganization as they held immediately prior to the reorganization.  Refer to Note 1 to the Consolidated Financial Statements for more information.

Recognizing the Numerous Potential Synergies Between our Brands
Our dressbarn distribution center in Suffern, New York is currently being consolidated into our Justice distribution center in Etna Township, Ohio which is expected to be completed during fiscal 2011.  The Etna Township, Ohio facility has an advanced warehouse management system and material handling systems.  We believe that our Ohio facility has both the capacity and capability to handle both the dressbarn brand and Justice brand volume.

In addition to our distribution center, we are currently working to consolidate our information technology departments,  combining multiple IT resources, including our data centers, into a scalable model.  We believe that this will enable us to better serve the business needs of each of our brands, allow the realization of synergies, and support any future acquisitions.

In line with our corporate reorganization plans, there are additional centralized functions that provide opportunities to generate synergies among our business segments.  We believe these synergies will enhance dressbarn’s, maurices’ and Justice’s financial performance.

Store Expansion
We are exploring expansion opportunities both within our current market areas and in other regions.  Our Justice division has begun an expansion into Canada with the first store opened on March 1, 2011 in Ontario.

Boys concept introduction
Our Justice division will be introducing a line of boys clothing during our third fiscal quarter on their e-commerce site. This new concept will be called “Brothers”.

Trends and Other Factors Affecting Our Business

We expect to continue our strategies to increase profitability through the opening of new stores and closing of underperforming locations, store expansion in our major trading markets and developing and expanding into new domestic markets and Canada.   There are trends and other factors, including those described below, which we face as a women’s and girls’ specialty apparel retailer which could have a material impact on our net sales and net earnings.

General Economic Conditions
Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending.  Some of the factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel, energy and other prices, interest rates, and consumer confidence.

Competition
The retail apparel industry is highly competitive and fragmented, with numerous players, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us.  Many of our competitors are able to engage in aggressive promotions, reducing their selling prices.  Some of our competitors include Macy’s, JC Penney, Kohl’s, Target, Wal-Mart and Sears department stores and other specialty retailers including Old Navy and Aeropostale.  Other competitors may move into the markets that we serve.  Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences.  If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability.  We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers, and by offering superior customer service and convenience.

Customer tastes and fashion trends
Customer tastes and fashion trends are volatile and can change rapidly.  Our success depends in part on our ability to effectively predict and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable product offerings.  If we are unable to successfully predict or respond to changing styles or trends or misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory.  In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations.

Weather Conditions
Weather conditions can affect net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. Unseasonably warmer weather during typically colder months or unseasonably colder weather during typically warmer months can also affect the seasonal composition of our net sales.

Price Increases
The raw materials used to manufacture our products, in particular cotton, and our transportation and labor costs are subject to availability constraints and price volatility and we have recently seen an increase in such costs. In response to these price increases we have increased merchandise prices on certain items at our Justice brand and may, in the future, increase merchandise prices on certain items at our other brands to maintain our merchandise margins.

Our management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
Net sales growth vs. prior year	26.6%	73.1%	46.8%	38.7%
dressbarn comparable store sales	0.9%	5.6%	(1.3)%	5.0%
maurices comparable store sales	16.9%	4.5%	13.0%	4.0%
Justice comparable store sales *	10.5%	19.3%	7.2%	19.3%
Total comparable store sales *	9.0%	10.0%	5.6%	7.5%

Cost of sales, including occupancy & buying (excluding depreciation), as a percentage of sales	59.0%	60.9%	58.0%	60.3%

SG&A as a percentage of sales	28.6%	28.9%	28.8%	28.6%

Square footage growth vs. prior year	11.3%	28.1%	23.5%	15.9%

Stores open	2,478	2,475	2,478	2,475

Capital expenditures (in millions)	$27.0	$12.4	$47.7	$24.8

Diluted earnings per share	$0.52	$0.28	$1.12	$0.61

*
The Tween Merger was consummated on November 25, 2009 and, therefore, data related to our prior reporting period is only for two months, not three months or six months.  Justice comparable store sales were based on stores that had sales on the same day both in the current year and the previous year which were operated by Tween Brands prior to the Tween Merger.

We consider comparable store sales to be one of the most important indicators of our performance since it impacts the following:
•	our ability to leverage our costs, including store payroll, store supplies and occupancy costs; and
•	our total net sales, cash and working capital.

We calculate comparable store sales based on the sales of stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions).  The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

We include in our cost of sales line item all costs of merchandise (net of purchase discounts and vendor allowances), freight on inbound, outbound and internally transferred merchandise, merchandise acquisition costs (primarily commissions and import fees), occupancy costs (excluding utilities and depreciation) and all costs associated with the buying and distribution functions.  Our cost of sales may not be comparable to those of other entities, since some entities include all costs related to their distribution network, including depreciation and all buying and occupancy costs in their cost of sales, while other entities, including us, exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses or depreciation.  We include depreciation related to the distribution network in depreciation and amortization, and utilities and insurance expenses, among other expenses, in selling, general and administrative expenses on our consolidated statements of operations.

Results of Operations

Net sales:
	Thirteen Weeks Ended
($ in millions)	January 29, 2011	% of Sales	January 23, 2010	% of Sales	% Change

dressbarn	$211.6	28.1%	$209.3	35.2%	1.1%
maurices	202.8	27.0%	163.7	27.6%	23.9%
Justice	337.8	44.9%	221.1	37.2%	52.8%
Consolidated net sales	$752.2		$594.1		26.6%

	Twenty-Six Weeks Ended
($ in millions)	January 29, 2011	% of Sales	January 23, 2010	% of Sales	% Change

dressbarn	$451.7	30.8%	$457.3	45.8%	(1.2	) %
maurices	385.3	26.3%	319.8	32.0%	20.5%
Justice	628.4	42.9%	221.1	22.2%	184.2%
Consolidated net sales	$1,465.4		$998.2		46.8%

Net sales for the thirteen weeks ended increased 26.6% to $752.2 million from $594.1 million in the prior period. This increase was primarily attributable to a combination of the following:

•	an increase in net sales of $116.7 million from Justice as a result of the Tween Merger which was completed on November 25, 2009 which reflects a partial quarter,
•	an increase of $26.8 million in comparable store sales in our dressbarn and maurices brands for the thirteen weeks;
•	an increase in net sales of $4.0 million due to the 5 new stores opened at our dressbarn and maurices brands during the thirteen weeks;
•	an increase in net sales of $10.8 million for stores previously opened at our dressbarn and maurices brands that were not included in our comparable store sales;
•	e-commerce sales increase of $6.3 million at our dressbarn and maurices brands; and, partially offset by
•	an increase of $0.6 million in sales reserves and other sales at our dressbarn and maurices brands,
•	a decrease in net sales of $6.0 million from stores closed at our dressbarn and maurices brands since the comparable period last year.

Net sales for the twenty-six weeks increased 46.8% to $1,465.4 million from $998.2 million in the prior period. This increase was primarily attributable to a combination of the following:

•	an increase in net sales of $407.3 million from Justice as a result of the Tween Merger which was completed on November 25, 2009 which reflects a partial quarter,
•	an increase of $32.9 million in comparable store sales in our dressbarn and maurices brands for the twenty-six weeks;
•	an increase in net sales of $5.1 million due to the 15 new stores opened at our dressbarn and maurices brands during the twenty-six weeks;
•	an increase in net sales of $17.1 million for stores previously opened at our dressbarn and maurices brands that were not included in our comparable store sales;
•	e-commerce sales increase of $11.8 million at our dressbarn and maurices brands; and, partially offset by
•	an increase of $0.3 million in sales reserves and other sales at our dressbarn and maurices brands,
•	a decrease in net sales of $6.7 million from stores closed at our dressbarn and maurices brands since the comparable period last year.

During the thirteen weeks ended January 29, 2011, the dressbarn brand comparable sales increased 0.9% over the prior year.  For the twenty-six weeks ended January 29, 2011, the dressbarn comparable sales decreased 1.3% over the prior year.  The best performing departments were Suit Separates, Knitwear and Petite Ready-to-Wear.

For the maurices brand, comparable sales for the thirteen weeks increased 16.9% compared to the prior year.  For the twenty-six weeks ended January 29, 2011, the maurices comparable sales increased 13.0% over the prior year.   Strong sales trends were noted in the Studio Y dressy collection, Fashion Knit Tops, Sweaters, Denim Jeans, Miscellaneous Accessories and Jewelry.  The Plus size collection continues to perform very well with Sweaters, Knit Tops and Denim Jeans the best performing departments.

For the Justice brand, comparable sales for the thirteen weeks increased 10.5% compared to the prior year.  For the twenty-six weeks ended January 29, 2011, the Justice comparable sales increased 7.2% over the prior year.   Sales transactions for the quarter increased 11%. The primary drivers contributing to sales growth were casual and active tops, intimates, accessories and lifestyle products.

Cost of sales, including buying and occupancy costs, excluding depreciation (cost of sales):
($ in millions)	January 29, 2011	January 23, 2010	$ Change	% Change

Thirteen weeks ended	$444.0	$361.6	$82.4	22.8%
As a percentage of sales	59.0%	60.9%

Twenty-six weeks ended	$849.6	$601.9	$247.7	41.2%
As a percentage of sales	58.0%	60.3%

Cost of sales for the second quarter decreased by 190 basis points to 59.0% of net sales in the current year period down from 60.9% of net sales in the prior period.  For the dressbarn brand, cost of sales was $139.8 million or 66.1% of net sales, an increase of 70 basis points as compared to $136.9 million or 65.4% of net sales in the prior period.  This increase was the result of the deleveraging of buying and occupancy costs and lower merchandise margins.  maurices cost of sales for the thirteen weeks was $118.5 million or 58.4% of net sales as compared to $98.9 million or 60.4% of net sales in the prior period.  The decrease in cost of sales as a percentage of sales was primarily the result of leveraging of occupancy costs due to the comparable store sales increase and increased merchandise margins.  Justice cost of sales was $185.7 million or 55.0% of net sales compared to $125.8 million or 56.9% of net sales in the prior period.  The decrease in Justice cost of sales came from both buying and occupancy leverage and increases in merchandise margins from higher initial mark-on. The Tween Merger was completed on November 25, 2009.

Cost of sales for the twenty-six weeks ended decreased by 230 basis points to 58.0% of net sales in the current year period from 60.3% of net sales in the prior period.  For the dressbarn brand, cost of sales was $291.6 million or 64.6% of net sales, an increase of 150 basis points as compared to $288.4 million or 63.1% from the same period last year.  This increase was the result of the deleveraging of buying and occupancy costs and lower merchandise margins.  maurices cost of sales for the twenty-six weeks was $219.2 million or 56.9% of net sales as compared to $187.7 million or 58.7% of net sales in the prior period.  The decrease in cost of sales as a percentage of sales was primarily the result of leveraging of occupancy costs due to the comparable store sales increase and increased merchandise margins.  Justice cost of sales was $338.8 million or 53.9% of net sales compared to $125.8 million or 56.9% of net sales in the prior period.  The Tween Merger was completed on November 25, 2009.

SG&A expenses:
($ in millions)	January 29, 2011	January 23, 2010	$ Change	% Change

Thirteen weeks ended	$215.0	$171.7	$43.3	25.2%
As a percentage of sales	28.6%	28.9%

Twenty-six weeks ended	$422.0	$285.5	$136.5	47.8%
As a percentage of sales	28.8%	28.6%

As a percentage of sales, selling, general and administrative expenses (“SG&A”) for the thirteen weeks decreased 30 basis points to 28.6% of net sales in the current period versus 28.9% in the prior period.  dressbarn SG&A decreased to $75.1 million or 35.5% of net sales versus $75.4 million or 36.0% for the prior period primarily due a reduction in merger related costs from the prior year offset by increased marketing and incentive compensation costs, the deleveraging of costs due to the decrease in sales results, an increase in deferred compensation costs and corporate reorganization costs.  maurices SG&A was $51.7 million or 25.5% of net sales for the thirteen weeks as compared to $43.4 million or 26.5% of net sales for the prior period.  The increase was primarily attributable to increased incentive compensation costs related to the better than planned earnings results, increased professional services related to e-commerce and higher marketing costs offset by the leveraging of payroll and benefits due to the comparable sales increase, leverage of other store costs, and the Studio Y trade name impairment of $2.0 million in the prior period. Justice SG&A increased to $88.2 million or 26.1% of net sales versus $52.9 million or 23.9% for the prior period.   The Tween Merger was completed on November 25, 2009.

SG&A expenses for the twenty-six weeks increased 20 basis points to 28.8% of net sales in the current period versus 28.6% in the prior period primarily due to corporate reorganization costs and increased charges related to a deferred compensation plan offset by the reduction of merger related costs and the trade name impairment in the prior six month period.  dressbarn SG&A increased to $152.8 million or 33.8% of net sales versus $145.7 million or 31.9% for the prior period.  maurices SG&A was $100.0 million or 26.0% of net sales for the twenty-six weeks as compared to $86.9 million or 27.2% of net sales for the prior period.   Justice SG&A increased to $169.2 million or 26.9% of net sales versus $52.9 million or 23.9% for the prior period. The Tween Merger was completed on November 25, 2009.

Depreciation and amortization:
($ in millions)	January 29, 2011	January 23, 2010	$ Change	% Change

Thirteen weeks ended	$21.6	$17.7	$3.9	22.0%
As a percentage of sales	2.9%	3.0%

Twenty-six weeks ended	$44.5	$29.9	$14.6	48.8%
As a percentage of sales	3.0%	3.0%

Depreciation expense increased 22.0% for the thirteen weeks and 48.8% for the twenty-six weeks as compared to prior period primarily due to the inclusion of Justice, plus the net opening of 10 stores, store remodels and relocations and investments in technology.

Operating income:
($ in millions)	January 29, 2011	January 23, 2010	$ Change	% Change

Thirteen weeks ended	$71.5	$43.1	$28.4	65.9%
As a percentage of sales	9.5%	7.3%

Twenty-six weeks ended	$149.3	$80.9	$68.4	84.5%
As a percentage of sales	10.2%	8.1%

As a result of the above factors, operating income as a percent of net sales was 9.5% for the thirteen weeks ended January 29, 2011 compared to 7.3% for prior thirteen weeks period. For the dressbarn brand, operating loss decreased to $10.3 million or (4.9)% of sales versus $9.8 million or (4.7)% of sales in the prior period.  For the maurices brand, operating income increased to $27.1 million or 13.4% of sales versus $16.0 million or 9.8% of sales in the prior period.  Justice brand operating income increased to $54.7 million or 16.2% of sales versus $36.9 million or 16.7% of sales in the prior period.

Operating income as a percent of net sales was 10.2% for the twenty-six weeks ended January 29, 2011 compared to 8.1% for prior twenty-six weeks period. For the dressbarn brand, operating loss decreased to $6.9 million or (1.5)% of sales versus operating income of $9.6 million or 2.1% of sales in the prior period.  For the maurices brand, operating income increased to $55.0 million or 14.3% of sales versus $34.4 million or 10.8% of sales in the prior period.  Justice brand operating income increased to $101.2 million or 16.1% of sales versus $36.9 million or 16.7% of sales in the prior period.

Loss on tender offer in prior year:

On January 25, 2010, DBI announced the completion of a tender offer for its Convertible Senior Notes (the “Offer”) for 100% of the outstanding balance of the Convertible Senior Notes (the “Notes”), or $112.5 million, effective January 22, 2010.  In conjunction with the Offer, we recognized a loss of $5.8 million comprised of a $4.5 million loss on the inducement and a $1.3 million loss on the derecognition related to the difference between the net book value and the fair value of the Notes.  See Note 9 of the Consolidated Financial Statements.

Interest income:
($ in millions)	January 29, 2011	January 23, 2010	$ Change	% Change

Thirteen weeks ended	$0.4	$0.6	$(0.2)	(33.3)%
As a percentage of sales	0.1%	0.1%

Twenty-six weeks ended	$0.8	$1.3	$(0.5)	(38.5)%
As a percentage of sales	0.1%	0.1%

Interest income for the thirteen weeks was $0.4 million as compared to interest income of $0.6 million in the prior period due to lower interest rate yields in the current period.  Interest income for the twenty-six weeks was $0.8 million compared to $1.3 million in the prior period.

Interest expense:
($ in millions)	January 29, 2011	January 23, 2010	$ Change	% Change

Thirteen weeks ended	$(0.6)	$(2.7)	$2.1	(77.8)%
As a percentage of sales	(0.1)%	(0.5)%

Twenty-six weeks ended	$(1.3)	$(5.3)	$4.0	(75.5)%
As a percentage of sales	(0.1)%	(0.5)%

Interest expense for the current period was primarily on our mortgage for our Suffern, NY facilities.  In the prior period, the interest on the Convertible Senior Notes was included in interest expense.  The Convertible Senior Notes were tendered for exchange in the second quarter of fiscal 2010. See Note 9 of the Consolidated Financial Statements.

Other income (expense):
($ in millions)	January 29, 2011	January 23, 2010	$ Change	% Change

Thirteen weeks ended	$0.4	$0.4	$—	—%
As a percentage of sales	0.1%	0.1%

Twenty-six weeks ended	$1.0	$1.0	$—	—%
As a percentage of sales	0.1%	0.1%

The majority of this amount represents rental income from the two tenants currently occupying space in our corporate headquarters property in Suffern, New York.

Income tax expense:
($ in millions)	January 29, 2011	January 23, 2010	$ Change	% Change

Thirteen weeks ended	$29.2	$13.9	$15.3	110.1%
As a percentage of sales	3.9%	2.3%

Twenty-six weeks ended	$59.2	$28.8	$30.4	105.6%
As a percentage of sales	4.0%	2.9%

The effective tax rate is approximately 40.7% for the second quarter ended January 29, 2011 compared to 39.1% for the comparable prior year quarter. The effective tax rate is approximately 39.6% for the twenty-six weeks compared to 39.9% for the prior year twenty-six week period. The lower tax rate in the twenty-six weeks ended January 29, 2011 as compared to the prior year twenty-six week period is attributable to an increase in earnings in lower tax jurisdictions, the indefinite investment in the second quarter of 2011 of certain undistributed earnings used to capitalize the Company’s Canadian expansion, lower non-deductible transaction costs partially offset by higher non-deductible executive compensation.  Refer to Note 10 to the Consolidated Financial Statements for additional details.

Net earnings:
($ in millions)	January 29, 2011	January 23, 2010	$ Change	% Change

Thirteen weeks ended	$42.5	$21.7	$20.8	95.9%
As a percentage of sales	5.7%	3.7%

Twenty-six weeks ended	$90.5	$43.4	$47.1	108.5%
As a percentage of sales	6.2%	4.3%

Net earnings for the thirteen weeks ended January 29, 2011 increased to $0.52 per diluted share, compared to $0.28 per diluted share in the prior period.  Net earnings for the twenty-six weeks ended January 29, 2011 increased to $1.12 per diluted share, compared to $0.61 per diluted share in the prior period due to the above factors.

Liquidity and Capital Resources

In summary, our cash flows were as follows (amounts in thousands):

	Twenty-Six Weeks Ended
	January 29, 2011	January 23, 2010
Net cash provided by operating activities	$167,075	$104,695
Net cash (used in) provided by investing activities	(83,488)	62,804
Net cash used in financing activities	(21,826)	(155,982)

Cash generated from operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures.  Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades and the purchase of short-term investments.  We use lines of credit on our $200 million revolving credit facility to facilitate imports of our products.  Our line of credit borrowings may fluctuate materially depending on among other things, our seasonal requirements, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores and changes in our merchandise mix.

Net cash provided by operations was $167.1 million for the twenty-six weeks ended January 29, 2011 compared with $104.7 million during the twenty-six weeks ended January 23, 2010.  The increase of $62.4 million was primarily driven by an increase in net earnings, deferred compensation, depreciation and amortization, merchandise inventories offset by an increase in the use of cash for accounts payable, prepaid expenses and other current assets, and accrued salaries, wages, and related expenses due to the payment in the first half of the fiscal year of incentive compensation.

Cash provided by operating activities related to merchandise inventories for the twenty-six weeks ended January 29, 2011 was $49.1 million compared to cash provided by operations of $67.7 million for the twenty-six weeks ended January 23, 2010.  The overall increase in inventory is a result of the earlier timing of new spring merchandise and to support our current sales trends.  We believe current inventory levels are appropriate, based on sales trends and the industry environment.

Net cash used in investing activities for the current period was $83.5 million, consisting primarily of $47.7 million of property and equipment mainly for new store openings, store remodels and renovations and costs associated with information system implementations and upgrades during the twenty-six weeks, and purchase of investment securities of $93.3 million partially offset by the redemption of investment securities of $57.6 million. We expect our capital expenditures to be approximately $90 million for fiscal 2011.  Net cash provided by investing activities for the prior period ended January 23, 2010 was $62.8 million, consisting primarily of $82.8 million of cash acquired from the Tween Merger, redemption of investment securities of $44.9 million offset by $24.8 million for the purchase of property and equipment mainly for new store openings, store remodels and renovations and costs associated with information system implementations and upgrades and the purchase of investment securities of $36.8 million.

Net cash used in financing activities was $21.8 million during the twenty-six weeks ended January 29, 2011, consisting primarily of $26.1 million for the repurchase of stock offset by $4.7 million of stock options exercised.  Net cash used in financing activities for the prior period was $156.0 million which mainly consisted of $162.9 million for the repayment of Justice long-term debt in connection with the Tween Merger, offset by $9.5 million of the proceeds from stock options exercised.

Investments

Our investments are comprised primarily of municipal bonds and a small amount of auction rate securities (“ARS”).  Our ARS are primarily AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program with the remaining securities backed by monoline insurance companies.  Until February 2008, the auction rate securities market was highly liquid.  During February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction.  The immediate effect of a failed auction is that holders could not sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate.  In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we may not be able to do so without a potential loss of principal, unless a future auction on these investments is successful or they are redeemed by the seller.  We believe that the current lack of liquidity relating to our ARS investments will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have the ability and intent to hold these ARS investments until a recovery of the auction process, redemption by the seller or maturity.

As of January 29, 2011, we had approximately $14.1 million of long-term marketable security investments which consisted of $17.9 million of ARS at cost, less a valuation allowance of $3.8 million, to reflect our estimate of fair value given the current lack of liquidity of these investments, while taking into account the current credit quality of the underlying securities.  If market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters.  In the second quarter ended January 29, 2011, we redeemed $2.6 million of ARS.

We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default.  Although we continue to receive interest payments on these securities in accordance with their stated terms, we expect the interest payments to significantly decrease in accordance with the terms of these securities.  In addition, we believe that we will not be able to access funds if needed from these securities until future auctions for these ARS are successful, we sell the securities in a secondary market which is currently limited or they are redeemed by the seller.  As a result, we may be unable to liquidate our investment in these ARS without incurring significant losses.  We may have to hold these securities until final maturity in order to redeem them without incurring any losses.  For these reasons, we believe the recovery period for these investments is likely to be longer than 12 months.  Based on our expected operating cash flows and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute our current business plans.

Debt

See Note 9 regarding Ascena’s credit facility. As of January 29, 2011, we had no borrowings outstanding and $188.3 million available under the Credit Agreement.  The amount available under the Credit Agreement is net of $11.7 million of outstanding letters of credit issued by one of our banks consisting of $6.7 million relating to the importation of merchandise and $5.0 million primarily relating to insurance policies. As of January 29, 2011 the Company also had issued $15.4 million of private label letters of credit relating to the importation of merchandise.

Our Credit Agreement has financial covenants with respect to, among other things, a fixed charge coverage ratio, as well as customary representations, warranties and affirmative covenants.  We are required to maintain the fixed charge coverage ratio for any period of four fiscal quarters ending during a Covenant Period as defined in the Credit Agreement of at least 1.10 to 1.00.  As of January 29, 2011, the actual fixed charge coverage ratio was 1.62 to 1.00.  We were in compliance with all financial covenants contained in the Credit Agreement as of January 29, 2011.

In January 2003, Dunnigan Realty, LLC, our wholly-owned consolidated subsidiary, purchased the Suffern facility, of which the major portion is Ascena’s corporate offices and the dressbarn distribution center, for approximately $45.3 million utilizing internally generated funds.  In July 2003, Dunnigan Realty, LLC borrowed $34.0 million with a 5.33% rate mortgage loan.  The mortgage has a twenty-year term with annual payments of $2.8 million including principal and interest and is secured by a first mortgage lien on the Suffern facility.  The mortgage balance at January 29, 2011 was $25.2 million.   Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us.  These unaffiliated rental payments are used to offset the mortgage payments and planned capital and maintenance expenditures for the Suffern facility.

Payment of Dividends

Our Credit Agreement does not permit cash dividends but allows us to pay stock dividends, provided that at the time of and immediately after giving effect to the stock dividend, (a) there is no default or event of default, (b) the fixed charge coverage ratio (as defined in the Credit Agreement) is not less than 1.25 to 1.00, and (c) borrowings under the Credit Agreement do not exceed 75% of the total available borrowings (such that availability (as defined in the Credit Agreement) is not less than 25% of the aggregate revolving commitments (as defined in the Credit Agreement)).

Share Repurchase Program

On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Program”).  Under the 2010 Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

During the second quarter fiscal 2011, we purchased 1.0 million shares at an average price of $26.12 equaling $26.1 million, resulting in a remaining authorized balance of $73.9 million.  Reacquired shares are retired and treated as authorized but unissued shares.

Off-Balance Sheet Arrangements

We do not have any undisclosed material transactions or commitments involving related persons or entities.  We held no material options or other derivative instruments at January 29, 2011.  We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.  In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

We believe that our cash, cash equivalents, short-term investments and cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund capital expenditures and all other operating requirements over the next 12 months.

Contractual Obligations and Commercial Commitments

There have been no material changes during the period covered by this report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the DBI Fiscal 2010 Annual Report on Form 10-K/A.

Seasonality

The retail apparel market has two principal selling seasons, spring (our third and fourth fiscal quarters) and fall (our first and second fiscal quarters).  The dressbarn brand has historically experienced substantially lower earnings in our second fiscal quarter ending in January than during our other three fiscal quarters, reflecting the intense promotional atmosphere that has characterized the holiday shopping season in recent years.  Justice sales and operating profits generally have been significantly higher during the fall season, as this includes both the back to school and holiday selling periods.  The maurices brand sales and operating profits have recently been more consistent throughout the two selling seasons. We expect these trends to continue.  In addition, our quarterly results of operations may fluctuate materially depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores and changes in our merchandise mix.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, investment securities, long-lived assets, insurance reserves, claims and contingencies, litigation, operating leases, income taxes, goodwill impairment and share-based compensation.  We continue to monitor our accounting policies to ensure proper application.  Other than the changes shown below, we have made no changes to these policies as discussed in the DBI Annual Report on Form 10-K/A for the fiscal year ended July 31, 2010.

Recent Accounting Pronouncements

See Note 4 of our Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since July 31, 2010, except as described below.  Our market risk profile as of July 31, 2010 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2010 Annual Report on Form 10-K/A.

The current disruptions in the credit markets have adversely affected the auction market for ARS.  Our remaining available-for-sale ARS balance of $17.9 million is primarily investments in highly-rated (AAA/Aaa) auction rate securities.  We classify our net $14.1 million investment in available-for-sale ARS as long-term assets on our Condensed Consolidated Balance Sheets because of our inability to determine when our investments in ARS would settle.  We determined that the $3.8 million valuation adjustment for the quarter ended January 29, 2011 was not other-than-temporary, and therefore was recorded within the other comprehensive (loss) income component of shareholders’ equity and did not affect our earnings.  If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available, excluding the funds held in ARS, will be sufficient to meet our cash requirements for at least the next 12 months.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates.  Our results of operations could be negatively impacted by decreases in interest rates on our investments, including our investments in ARS.  Please see Notes 5 and 6 of our Condensed Consolidated Financial Statements for further information regarding our investments in ARS.

Item 4 - CONTROLS AND PROCEDURES

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), occurred during the fiscal quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act) as of January 29, 2011.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered and in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  The parties have agreed to a settlement of this wage and hour lawsuit and we have accrued for this settlement.  The settlement is subject to notice to the purported class members and final court approval.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction.  All three cases were consolidated in California state court.  The parties settled this lawsuit in the spring of 2010.  The court granted final approval of the settlement on December 10, 2010 and we have accrued for this settlement.

In addition to the litigation discussed above, we are, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business.  The results of litigation are inherently unpredictable.  Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.  The results of these lawsuits, claims and proceedings cannot be predicted with certainty.  However, we believe that the ultimate resolution of these current matters, including the matters discussed above, will not have a material adverse effect on our consolidated financial statements taken as a whole.

Item 1A – RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for Fiscal 2010.  There have been no material changes during the quarter ended January 29, 2011 to the Risk Factors set forth in Part I, Item 1A of the DBI Annual Report on Form 10-K/A for fiscal year ended July 31, 2010.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1), (2)
Quarter Ended January 29, 2011

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (2)

October 31, 2010 through January 29, 2011	1,000,000	$26.12	1,000,000	2,775,466

(1)
On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Program”).  Under the 2010 Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to market conditions and at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.  As of January 29, 2011, the remaining authorized amount for stock repurchases under the 2010 Program was $73.9 million.

(2)	Based on the closing price of $26.62 at January 28, 2011.

Item 4 – REMOVED AND RESERVED

Item 5 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 17, 2010, DBI held its Annual Meeting of Shareholders’ (the “Annual Meeting”).  At the Annual Meeting, shareholders considered:  (1) a proposal to approve and adopt the Agreement and Plan of Reorganization, dated as of August 20, 2010 (the “Reorganization Agreement”), by and among the Company, Ascena Retail Group, Inc. and DB Merger Corp.; (2) the election of two directors of the Company for three-year terms; (3) a proposal to approve the amendment and restatement of the Company’s 2001 Stock Incentive Plan, as amended, which, if approved, would be renamed the 2010 Stock Incentive Plan; and (4) the ratification of the selection by the Audit Committee of the board of directors of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending July 30, 2011.

The voting results at the Annual Meeting, with respect to each of the matters described above, were as follows:

1.	The proposal to approve and adopt the Reorganization Agreement was approved based upon the following votes:

For	Against	Abstain	Broker Non-Votes
65,572,755	1,494,059	18,625	7,171,100

2.	The two directors were elected based upon the following votes:

	For	Withheld	Broker Non-Votes
Elliot S. Jaffe	63,857,276	3,228,163	7,171,100
Michael W. Rayden	62,494,797	4,590,642	7,171,100

3.
The proposal to approve the amendment and restatement of the Company’s 2001 Stock Incentive Plan, as amended, which, if approved, would be renamed the 2010 Stock Incentive Plan, was approved based upon the following votes:

For	Against	Abstain	Broker Non-Votes
57,257,688	8,194,778	1,632,973	7,171,100

4.	The Independent Registered Public Accounting Firm for the fiscal year ending July 30, 2011 was ratified based upon the following votes:

For	Against	Abstain
73,160,976	1,073,666	21,897

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENA RETAIL GROUP, INC.

Date: March 10, 2011	BY: /s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 10, 2011	BY: /s/ Armand Correia
Armand Correia
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)