Form 10-Q
period 2011-04-30
Ascena Retail Group, Inc.
filed 2011-06-09
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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
Yes ☐  No ☒

The Registrant had 78,069,017 shares of common stock outstanding as of June 3, 2011.

ASCENA RETAIL GROUP, INC.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2011	July 31, 2010
	(millions)
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$314.2	$240.6
Short-term investments	53.0	86.5
Inventories	300.9	320.3
Deferred tax assets	23.6	21.4
Prepaid expenses and other current assets	67.3	47.3
Total current assets	759.0	716.1
Non-current investments	120.6	15.8
Property and equipment, net	483.6	478.1
Goodwill	229.7	229.7
Other intangible assets, net	184.6	185.6
Other assets	34.9	28.8
Total assets	$1,812.4	$1,654.1

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$169.7	$178.7
Accrued expenses and other current liabilities	148.8	148.8
Deferred income	35.8	27.5
Income taxes payable	3.7	2.8
Current portion of long-term debt	1.5	1.4
Total current liabilities	359.5	359.2
Long-term debt	23.5	24.6
Lease-related liabilities	169.4	178.7
Deferred income taxes	45.2	20.3
Other non-current liabilities	72.7	56.6
Commitments and contingencies (Note 13)
Total liabilities	670.3	639.4

Equity:
Common stock, par value $0.01and $0.05 per share, respectively:
Issued and outstanding – 78.0 million and 78.5 million shares, respectively	0.8	3.9
Additional paid-in-capital	462.1	427.2
Retained earnings	684.2	589.3
Accumulated other comprehensive (loss)	(3.4)	(4.3)
Total Ascena Retail Group, Inc. equity	1,143.7	1,016.1
Non-controlling interest	(1.6)	(1.4)
Total equity	1,142.1	1,014.7
Total liabilities and equity	$1,812.4	$1,654.1

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
	(millions, except per share data)
	(unaudited)

Net sales	$722.8	$665.5	$2,188.2	$1,663.7
Cost of goods sold, including occupancy and buying costs (excluding depreciation which is shown separately below)	(401.8)	(373.9)	(1,251.4)	(975.8)
Selling, general and administrative expenses	(213.6)	(194.9)	(635.6)	(480.4)
Depreciation and amortization expense	(21.0)	(20.0)	(65.5)	(49.9)
Operating income	86.4	76.7	235.7	157.6

Interest expense	(0.6)	(0.6)	(1.9)	(5.9)
Interest and other income, net	0.9	1.0	2.6	3.3
Loss on extinguishment of debt (Note 9)	—	—	—	(5.8)
Income before provision for income taxes	86.7	77.1	236.4	149.2

Provision for income taxes	(34.9)	(29.1)	(94.1)	(57.8)

Net income	$51.8	$48.0	$142.3	$91.4

Net income per common share:
Basic	$0.67	$0.60	$1.82	$1.31
Diluted	$0.64	$0.59	$1.75	$1.19

Weighted average common shares outstanding:
Basic	77.8	79.5	78.2	69.6
Diluted	80.9	81.9	81.1	76.9

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 30, 2011	April 24, 2010
	(millions)
	(unaudited)
Cash flows from operating activities:
Net income	$142.3	$91.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	65.5	49.9
Deferred income tax expense	14.2	10.0
Deferred rent and other occupancy costs	(18.8)	(11.8)
Loss on extinguishment of debt (Note 9)	—	5.8
Non-cash stock-based compensation expense	12.8	7.3
Non-cash impairments of assets	5.0	7.8
Non-cash interest expense	1.8	3.4
Other non-cash expense (income)	(4.4)	(6.5)
Excess tax benefits from stock-based compensation	(4.7)	(5.4)
Changes in operating assets and liabilities:
Inventories	19.4	46.2
Accounts payable and accrued liabilities	(4.8)	(16.8)
Deferred income liabilities	11.0	6.9
Lease-related liabilities	8.9	5.8
Other balance sheet changes	6.9	12.3
Net cash provided by operating activities	255.1	206.3

Cash flows from investing activities:
Cash acquired in Tween Brands Merger (Note 5)	—	82.8
Purchases of investments	(137.6)	(55.4)
Proceeds from sales and maturities of investments	66.3	106.1
Investment in life insurance policies	(5.0)	(3.3)
Capital expenditures	(74.3)	(42.7)
Net cash (used in) provided by investing activities	(150.6)	87.5

Cash flows from financing activities:
Repayments of debt	(1.1)	(286.3)
Payment of deferred financing costs	(1.3)	(4.4)
Repurchases of common stock	(47.4)	—
Proceeds from stock options exercised and employee stock purchases	14.2	14.0
Excess tax benefits from stock-based compensation	4.7	5.4
Net cash used in financing activities	(30.9)	(271.3)

Net increase in cash and cash equivalents	73.6	22.5
Cash and cash equivalents at beginning of period	240.6	240.8

Cash and cash equivalents at end of period	$314.2	$263.3

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Effective January 1, 2011, Ascena Retail Group, Inc. (“Ascena” or the “Company”) became the successor reporting company to The Dress Barn, Inc. (“DBI”) pursuant to a corporate reorganization (the “Ascena Reorganization”).  The Company is a leading national specialty retailer of apparel for women and tween girls operating, through its wholly owned subsidiaries, the dressbarn, maurices, and Justice brands. The Company operates (through its subsidiaries) nearly 2,500 stores throughout the United States, Puerto Rico and Canada.  Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into three segments following a brand-oriented approach: dressbarn, maurices and Justice.  The dressbarn segment includes approximately 834 specialty retail and outlet stores, as well as an e-commerce operation that was launched in the first quarter of Fiscal 2011.  The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. The maurices segment includes approximately 767 specialty retail and outlet stores, and e-commerce operations.  The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people).  The Justice segment includes approximately 890 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories.  The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls.

2. Basis of Presentation

Interim Financial Statements

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The interim consolidated financial statements are unaudited.  In the opinion of management, however, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the U.S. (“US GAAP”) have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations.  However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The consolidated balance sheet data as of July 31, 2010 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A filed with the SEC for the fiscal year ended July 31, 2010 (the “Fiscal 2010 10-K”), which should be read in conjunction with these interim financial statements.  Reference is made to the Fiscal 2010 10-K for a complete set of financial statements.

Basis of Consolidation

The unaudited interim consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest.  The unaudited interim consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP.

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include reserves for customer returns; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related expected forfeiture rates; and accounting for business combinations.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July.  As such, fiscal year 2011 will end on July 30, 2011 and will be a 52-week period (“Fiscal 2011”).  Fiscal 2010 ended on July 31, 2010 and reflected a 53-week period (“Fiscal 2010”).  The third quarter for Fiscal 2011 ended on April 30, 2011 and was a 13-week period.  The third quarter for Fiscal 2010 ended on April 24, 2010 and was also a 13-week period.

Seasonality of Business

The Company’s business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, the dressbarn and maurices brands have historically experienced substantially lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of the Company’s fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift giving merchandise. In addition, the Company’s operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays, and changes in merchandise mix. Accordingly, the Company’s operating results and cash flows for the three-month and nine-month periods ended April 30, 2011 are not necessarily indicative of the operating results and cash flows that may be expected for the full year of Fiscal 2011.

Reclassifications

Certain immaterial reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

3. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured.

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce revenue from sales of products ordered through the Company’s retail internet sites and revenue from direct-mail orders through Justice’s catazine are recognized upon delivery and receipt of the shipment by our customers.  Such revenue also is reduced by an estimate of returns.

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable.

Gift cards, gift certificates and merchandise credits (collectively, “gift cards”) issued by the Company are recorded as a deferred income liability until they are redeemed, at which point revenue is recognized.  Gift cards do not have expiration dates.  The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property.  Gift card breakage is included in net sales in the consolidated statements of operations, and historically has not been material.

In addition to retail-store and e-commerce sales, the Justice segment recognizes revenue from licensing arrangements with franchised stores, advertising and other “tween-right” marketing arrangements with partner companies, as well as merchandise shipments to other third-party retailers.  Revenue associated with merchandise shipments is recognized at the time title passes and risk of loss is transferred to customers, which generally occurs at the date of shipment.  Royalty payments received under license agreements for the use of the Justice trade name and amounts received in connection with advertising and marketing arrangements with partner companies are recognized when earned in accordance with the terms of the underlying agreements.

The Company accounts for sales and other related taxes on a net basis, thereby excluding such taxes from revenue.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cost of Goods Sold

Cost of goods sold consists of all costs of merchandise (net of purchase discounts and vendor allowances), merchandise acquisition costs (primarily commissions and import fees), freight (including costs to ship merchandise between our distribution centers and our retail stores), store occupancy costs (excluding utilities and depreciation), changes in reserve levels for inventory realizability and shrinkage, and all costs associated with the buying and distribution functions.

Our cost of goods sold may not be comparable to those of other entities.  Some entities, like us, include costs related to their distribution network, buying function and all store occupancy costs in their cost of goods sold, whereas other entities exclude costs related to their distribution network buying function and store occupancy costs from cost of goods sold and include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under cost of goods sold.  Selling, general and administrative expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, utility costs, insurance costs, legal costs and costs related to other administrative services.

Income Taxes

Income taxes are provided using the asset and liability method.  Under this method, income taxes (i.e., deferred tax assets and liabilities, current taxes payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year, and include the results of any differences between US GAAP and tax reporting.  Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carry forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.  The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment.

In addition, valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.  Tax valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

In determining the income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions.  If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit.  The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information.  These assessments can be complex and the Company often obtains assistance from external advisors.  To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.  If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to “more-likely-than-not,” (ii) the statute of limitation expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.  Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months.  Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is included in other non-current liabilities in the accompanying consolidated balance sheets, was $21.2 million as of April 30, 2011 and $23.9 million as of July 31, 2010.  The amount of this liability is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations.  Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate that the balance of the liability for unrecognized tax benefits will change significantly during the next twelve months.  However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Income Per Common Share

Basic net income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units, convertible debt securities and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2011	2010	2011	2010
	(millions)
Basic	77.8	79.5	78.2	69.6
Dilutive effect of stock options, restricted stock, restricted stock units and convertible debt securities	3.1	2.4	2.9	7.3
Diluted shares	80.9	81.9	81.1	76.9

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of April 30, 2011 and April 24, 2010, there was an aggregate of approximately 1.8 million and 0.5 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

4.  The Ascena Reorganization

Effective January 1, 2011, Ascena became the successor reporting company to DBI pursuant to the Ascena Reorganization.  As part of the reorganization, each of the dressbarn, maurices, and Justice brands became wholly owned subsidiaries of a new holding company named Ascena Retail Group, Inc.  DBI shareholders became stockholders of Ascena on a one-for-one basis, holding the same number of shares and same ownership percentages after the reorganization as they held immediately prior to the reorganization.

The reorganization was effectuated through the conversion of 78.9 million shares of DBI’s common stock (with a par value of $0.05 per share) into an equal number of shares of Ascena common stock (with a par value of $0.01per share).  The conversion resulted in a decrease in the par value of common stock in the accompanying consolidated balance sheet during the second quarter of Fiscal 2011 with a corresponding increase in additional paid-in-capital.  The Ascena Reorganization was accounted for as a reorganization of entities under common control; therefore, there was no revaluation of DBI’s consolidated assets and liabilities, and the Company continues to use the historical cost basis method of accounting.

5.  The Tween Brands Merger

In November 2009, the Company acquired Tween Brands, Inc. (“Tween Brands”), which owned the operations of Justice, in a stock-for-stock merger (the “Tween Brands Merger”).  The Company issued 11.7 million shares of common stock and $1 million in cash for all of the issued and outstanding shares of common stock of Tween Brands and all outstanding stock options of Tween Brands that were subsequently cancelled.  The total acquisition cost (excluding the assumption of debt) was $252.2 million.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company accounted for the Tween Brands Merger as a business combination during the second quarter of Fiscal 2010.  Accordingly, the acquisition cost (excluding the assumption of debt) of $252.2 million has been allocated to the net assets acquired based on their respective fair values as follows: inventory of $116.2 million; trade name intangible asset of $68.2 million; franchise rights and other intangible assets of $15.7 million; non-tax deductible goodwill of $99.0 million; debt of $162.9 million; and other net assets of $116.0 million.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.  Transaction costs of $5.8 million and $3.6 million were expensed as incurred during Fiscal 2010 and Fiscal 2009, respectively, and classified within SG&A expenses in the consolidated statements of operations.

The trade name and franchise rights intangible assets were valued using the relief-from-royalties method under the income valuation approach.  This approach is used to estimate the cost savings that accrue for the owner of an intangible asset who would otherwise have to pay royalties or licensing fees on revenues earned through the use of the asset if they had not owned the rights to use the assets.  The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value.

Immediately after the consummation of the Tween Brands Merger, the Company repaid the bank debt and accrued interest of Tween Brands assumed in the Tween Brands Merger in the aggregate amount of $162.9 million.

The results of operations of Tween Brands have been consolidated in the Company’s results of operations commencing on November 25, 2009, the effective date of the Tween Brands Merger.  Accordingly, the following unaudited pro forma financial information is presented to supplement the historical financial information presented herein for the nine months period ended April 24, 2010.  This pro forma financial information has been prepared as if the Tween Brands Merger had occurred as of the beginning of Fiscal 2010.  The pro forma financial information is not indicative of the operating results that would have been obtained had the transaction actually occurred as of that date, nor is it necessarily indicative of the Company’s future operating results.

Nine Months Ended
April 24, 2010
(millions, except per share data)
(unaudited)
Pro forma net sales	$1,986.3
Pro forma net income	$105.1
Pro forma net income per common share:
Basic	$1.36
Diluted	$1.24

6.  Inventories

Inventories substantially consist of finished goods merchandise.  Inventory by brand is set forth below:

	April 30, 2011	July 31, 2010
	(millions)
dressbarn	$126.9	$129.6
maurices	73.4	75.6
Justice	100.6	115.1
Total inventories	$300.9	$320.3

7.  Investments

The Company classifies its investments in securities at the time of purchase as held-to-maturity, available-for-sale or trading, and re-evaluates such classifications on a quarterly basis.

Held-to-maturity investments would normally consist of debt securities that the Company has the intent and ability to retain until maturity.  These securities are recorded at cost, as adjusted for the amortization of premiums and discounts, and approximate fair value.  Available-for-sale investments primarily consist of municipal bonds and auction rate securities (“ARS”), which are recorded at fair value with unrealized gains and losses deferred in equity as a component of accumulated other comprehensive income.  No material unrealized gains or losses on available-for-sale investments were recognized during any of the periods presented.  As of the end of each period, the Company had no securities classified as held-to-maturity or trading.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s short-term and non-current investments by maturity date that were recorded in the consolidated balance sheets as of April 30, 2011 and July 31, 2010.

	April 30, 2011				July 31, 2010
	<1 year	1- 3 years	Over 3 years	Total	<1 year	1- 3 years	Over 3 years	Total
	(millions)
Available-for-sale investments-short-term:
Municipal bonds	$51.6	$—	$—	$51.6	$38.5	$33.8	$5.9	$78.2
Auction rate securities	—	—	—	—	6.9	—	—	6.9
Restricted cash	1.4	—	—	1.4	1.4	—	—	1.4
Total short-term investments	53.0	—	—	53.0	46.8	33.8	5.9	86.5

Available-for-sale investments-non-current:
Municipal bonds	—	100.5	6.1	106.6	—	—	—	—
Auction rate securities	—	—	14.0	14.0	—	—	15.8	15.8
Total non-current investments	—	100.5	20.1	120.6	—	—	15.8	15.8
Total Investments	$53.0	$100.5	$20.1	$173.6	$46.8	$33.8	$21.7	$102.3

ARS are variable-rate debt securities.  ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days.  Interest is paid at the end of each auction period.   The vast majority of our ARS are AAA/Aaa rated, with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies. Our net $14.0 million of investments in available-for-sale ARS are classified as non-current assets on our consolidated balance sheets because of our inability to determine when our investments in ARS could be sold.  As of April 30, 2011, there was a $3.7 million ARS valuation adjustment recorded in accumulated other comprehensive income. We believe that the current lack of liquidity in the ARS market will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have no intent to sell, nor is it more likely than not that we will be required to sell these ARS investments until a recovery of the auction process, redemption by the issuer or, if necessary, maturity.  These securities are currently paying in accordance with their contractual terms, and as such, management does not believe any individual unrealized loss at April 30, 2011 represents an other-than-temporary impairment, as management attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors.

8. Impairments

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.

During the nine months ended April 30, 2011, the Company recorded an aggregate of $5.0 million in non-cash impairment charges, including $2.8 million in its dressbarn segment, $0.8 million in its maurices segment, and $1.4 million in its Justice segment.  These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the amounts above, $1.6 million was recorded during the three months ended April 30, 2011.

During the nine months ended April 24, 2010, the Company recorded an aggregate $7.8 million in non-cash impairment charges, including $3.2 million in its dressbarn segment, $3.4 million in its maurices segment, and $1.2 million in its Justice segment.  These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows.  These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores.  Of the amounts above, $2.9 million was recorded during the three months ended April 24, 2010.

Such impairment charges are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations for all periods.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Debt

Debt consists of the following:

	April 30,	July 31,
	2011	2010
	(millions)
5.33% mortgage note, due July 2023	$24.9	$25.9
Other	0.1	0.1
	25.0	26.0
Less: current portion	(1.5)	(1.4)
Total long-term debt	$23.5	$24.6

Mortgage Note

In connection with the purchase of our Suffern facility, in July 2003, a wholly owned subsidiary of the Company named Dunnigan Realty, LLC borrowed $34.0 million under a 5.33% rate mortgage loan.  This mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on our Suffern facility, of which the major portion is Ascena’s corporate offices and our dressbarn brand offices.  Payments of principal and interest on the Mortgage, a 20-year fully amortizing loan, are due monthly through July 2023.

Extinguishment of Debt

During the second quarter of Fiscal 2010, the Company completed a tender offer for all of its outstanding Convertible Senior Notes due December 2024 (the “Convertible Notes”). Total consideration to redeem the Convertible Notes was $273.4 million, consisting of $117 million of cash, and 6.2 million shares of common stock valued at $156.4 million.  A pretax loss of $5.8 million related to this extinguishment of debt was recognized during the second quarter of Fiscal 2010.

Revolving Credit Agreement

On January 3, 2011, Ascena and certain of its domestic subsidiaries entered into an amended and restated revolving credit agreement (the “Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement amends and restates the prior $200 million four-year credit facility entered into in 2009, which was scheduled to expire in 2013.

The Credit Agreement provides a senior secured revolving credit facility for up to $200 million of availability and matures in January 2016. There are no mandatory reductions in borrowing availability throughout the term of the credit agreement.  The credit facility may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes. The Credit Agreement includes a $150 million letter of credit sublimit, of which $25 million can be used for standby letters of credit, and a $20 million swing loan sublimit. As of April 30, 2011, there were no borrowings outstanding under the Credit Agreement.

Borrowings under the Credit Agreement bear interest at the Alternative Base Rate plus an applicable margin.  For such purposes, the Alternative Base Rate is defined as the greatest of (i) the Prime Rate (ii) the Federal Funds Effective Rate plus 50 basis points or (iii) the Adjusted LIBOR plus 100 basis points.  The applicable margin is subject to a tiered rate schedule based on the borrowing type and the average availability under the facility, with margins ranging from 100 basis points to 250 basis points.

In addition to paying interest on any outstanding borrowings under the Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Credit Agreement in respect of the unutilized commitments in the amount of 37.5 basis points per annum.

The Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense and (iv) rent expense. Consolidated fixed charges are defined generally as the sum of (i) cash interest expense, (ii) rent expense, (iii) cash tax expense, (iv) capital lease payments, (v) mandatory cash contributions to any employee benefit plan and (vi) any restricted payments paid in cash.  The Company is required to maintain a minimum fixed charge coverage ratio for any period of four fiscal quarters of at least 1.10 to 1.00.  As of April 30, 2011, the actual fixed charge coverage ratio was 1.57 to 1.00.  The Company was in compliance with all financial covenants contained in the Credit Agreement as of April 30, 2011.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the above, the Credit Agreement contains customary negative covenants, subject to negotiated exceptions, on (i) liens and guarantees, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions, (vi) restricted payments and certain other restrictive agreements. The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

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

As of April 30, 2011, after taking in account the $9.7 million in outstanding letters of credit, the Company had $190.3 million available under the Credit Agreement.

Other Letters of Credit

As of April 30, 2011, the Company had also issued $27.2 million of private label letters of credit relating to the importation of merchandise.

10.  Fair Value Measurements

Fair Value Measurements of Financial Instruments

Certain financial assets and liabilities are required to be carried at fair value.  Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company utilizes market data or assumptions that it believes market participants would use in pricing the asset or liability, which would maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

In evaluating the fair value measurement techniques for recording certain financial assets and liabilities, there is a three-level valuation hierarchy under which financial assets and liabilities are designated.  The determination of the applicable level within the hierarchy of a particular financial asset or liability depends on the inputs used in valuation as of the measurement date.  Valuations based on observable or market-based inputs for identical assets or liabilities (Level 1 measurement) are given the highest level of priority, whereas valuations based on unobservable or internally derived inputs (Level 3 measurement) are given the lowest level of priority.  The three levels of the fair value hierarchy are defined as follows:

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	April 30, 2011	July 31, 2010
	(millions)
Financial assets carried at fair value:
Municipal bonds(a)	$158.2	$78.2
Auction rate securities(b)	14.0	22.7
Total	$172.2	$100.9

(a)	Based on Level 1 measurements.
(b)	Based on Level 3 measurements.

Financial assets utilizing Level 3 inputs consist of auction rate securities.  The fair value measurements for items in Level 3 have been estimated using an income-approach model.  The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market.

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

Level 3 (Unobservable inputs)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	April 30, 2011		April 24, 2010
	(millions)
Balance at beginning of period	$14.1	$22.7	$35.1	$42.4
Realized/unrealized gain included in earnings*	—	—	—	0.1
Change in temporary valuation adjustment included in other comprehensive income	0.1	1.0	1.0	3.0
Sale of trade security	—	—	(0.2)	(0.3)
Redemptions at par	(0.2)	(9.7)	(1.3)	(10.6)
Balance at end of period	$14.0	$14.0	$34.6	$34.6

* Represents the amount of total gains for the period included in earnings relating to assets held on April 24, 2010.

Cash and cash equivalents, and short-term and non-current investments are recorded at carrying value, which approximates fair value. The Company's debt obligations are also reported at carrying value, which was higher than the related fair value by approximately $1.0 million at April 30, 2011 and $2.6 million at July 31, 2010.

The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value.  However, on a periodic basis whenever events of changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair value.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Equity

Summary of Changes in Equity

	Nine Months Ended
	April 30, 2011			April 24, 2010
	Ascena Equity	Non- controlling Interest	Total Equity	Ascena Equity	Non- controlling Interest	Total Equity
	(millions)
Balance at beginning of period	$1,016.1	$(1.4)	$1,014.7	$633.6	$(1.2)	$632.4
Comprehensive income:
Net income	142.3	—	142.3	91.4	—	91.4
Net unrealized gains on available-for- sale investments	0.9	—	0.9	2.6	—	2.6
Total comprehensive income	143.2	—	143.2	94.0	—	94.0
Change in non-controlling interest	—	(0.2)	(0.2)	—	(0.1)	(0.1)
Purchases of common stock	(47.4)	—	(47.4)	—	—	—
Common stock issued in Tween Brands Merger	—	—	—	251.2	—	251.2
Common stock issued in redemption of Convertible Notes (Note 9)	—	—	—	0.8	—	0.8
Shares issued and equity grants made pursuant to stock-based compensation plans	31.8	—	31.8	26.6	—	26.6
Balance at end of period	$1,143.7	$(1.6)	$1,142.1	$1,006.2	$(1.3)	$1,004.9

Common Stock Repurchase Program

On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”).  Under the 2010 Stock Repurchase Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to overall business and market conditions.

During the nine months ended April 30, 2011, we purchased 1.7 million shares at an aggregate cost of $47.4 million.  The remaining availability under the 2010 Stock Repurchase Program was approximately $52.6 million at April 30, 2011. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

12. Stock-based Compensation

Long-term Stock Incentive Plan

On September 23, 2010, the Board of Directors approved the 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) to amend and restate the former 2001 Stock Incentive Plan (the “2001 Plan”).  The 2010 Stock Incentive Plan was approved by our shareholders and became effective on December 17, 2010.  Our 2001 Plan provided for the granting of either Incentive Stock Options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock.  The 2010 Stock Incentive Plan generally incorporates the provisions of the 2001 Plan and includes certain modifications to: increase the aggregate number of shares that may be issued under the plan to 18 million shares; add the ability to grant other stock-based awards; expand the classification of employees and directors eligible to receive awards; modify certain change in control provisions; and extend the term of the 2010 Stock Incentive Plan to September 30, 2021.

As of April 30, 2011, there were approximately 6.0 million shares under the 2010 Stock Incentive Plan available for future grants.  All of our prior stock option plans have expired as to the ability to grant new options.  We issue new shares of common stock when stock option awards are exercised.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2011	2010	2011	2010
	(millions)
Compensation expense	$4.2	$2.9	$12.8	$7.3
Income tax benefit	$(1.7)	$(1.1)	$(5.0)	$(2.8)

Stock Options

Stock option awards outstanding under our current plans have generally been granted at exercise prices that are equal to or exceeds the market value of our stock on the date of grant, generally vest over four or five years and expire no later than ten years after the grant date.  We recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of April 30, 2011, there was $25.6 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.  The total intrinsic value of options exercised during the three months ended April 30, 2011 was approximately $12.4 million and during the nine months ended April 30, 2011 was approximately $17.6 million.  The total fair value of options that vested during the first nine month period of Fiscal 2011 was approximately $8.1 million.

The following table summarizes the activities in all of our stock option plans and changes during fiscal 2011:

	Options	Weighted Average Exercise Price
	(millions, except per share data)
Options outstanding – as of August 1, 2010	6.7	$14.42
Granted	1.6	24.16
Cancelled	(0.1)	17.80
Exercised	(1.0)	13.10

Options outstanding – as of April 30, 2011	7.2	$16.73

Options exercisable – as of April 30, 2011	3.4	$12.57

Weighted-average fair value of options granted		$8.87

At April 30, 2011, we had 6.9 million options vested and expected to vest with an aggregate intrinsic value of $101.2 million and a weighted-average remaining contractual term of 6.6 years.  The options exercisable at April 30, 2011 have an aggregate intrinsic value of $62.8 million and a weighted average contractual term of 4.6 years.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of the options granted under our fixed stock option plans were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	April 30,	April 24,
	2011	2010
Weighted average risk-free interest rate	1.3%	2.2%
Weighted average expected life (years)	3.9	3.9
Expected volatility of the market price of our common stock	47.1%	47.7%
Expected dividend yield	0%	0%

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

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) are classified as financing cash flows.  For the three months ended April 30, 2011 and April 24, 2010, excess tax benefits realized from the exercise of stock options was $3.3 million and $2.0 million, respectively.  For the nine months ended April 30, 2011 and April 24, 2010, excess tax benefits realized from the exercise of stock options was $4.7 million and $5.4 million, respectively.

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

The fair value of restricted stock is estimated on the date of grant based on the market price of our common stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally two to five years.  As of April 30, 2011, there was $2.6 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.

Following is a summary of the changes in the shares of restricted stock outstanding during fiscal 2011:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(millions, except per share data)
Restricted stock, as of August 1, 2010	0.2	$19.62
Granted	0.1	23.59
Vested	(0.1)	19.98
Forfeited	—	21.51
Restricted stock as of April 30, 2011	0.2	$21.36

The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock and is amortized to compensation expense on a graded basis over the related vesting periods, which are generally one to six years.  As of April 30, 2011, there was $3.8 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 5.2 years.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following is a summary of the changes in the restricted stock units outstanding during fiscal 2011:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
	(millions, except per share data)
Restricted stock units, as of August 1, 2010	—	$—
Granted	0.2	25.94
Vested	—	—
Forfeited	—	—
Restricted stock units as of April 30, 2011	0.2	$25.94

Long Term Incentive Plan

During each fiscal year, we establish a Long-Term Incentive Plan (the “LTIP”) that authorizes the grant of restricted stock to senior executives based on the achievement of certain performance metrics versus planned amounts and certain market conditions over specified valuation periods. The effect of the market conditions on the restricted stock issued is reflected in the fair value on the grant date.  The restricted stock grants with market conditions are valued using a Monte-Carlo simulation model.  The Monte-Carlo simulation estimates the fair value based on the expected term of the award, risk-free interest rate, expected dividends and the expected volatility for the Company and our peer group.  The compensation expense for the portion of the performance-based restricted stock is based on the grant date fair values of the awards expected to vest based upon the performance conditions. Compensation expense is recognized over the appropriate service period regardless of whether the market conditions are achieved.  As of April 30, 2011, there was $7.7 million of total unrecognized compensation cost related to LTIP valuation periods, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. Such amount of total unrecognized compensation cost could increase or decrease depending on the achievement of the performance goals under the LTIP.

The fair values of the options granted under our LTIP were estimated on the date of grant using the Monte-Carlo simulation model with the following assumptions:

Nine Months Ended
April 30,
2011
Weighted average risk-free interest rate	1.6%
Weighted average expected life (years)	3.9
Expected volatility of the market price of our common stock	46.6%
Expected dividend yield	0%

The expected life of the stock granted under our LTIP represents the period of time the stock is expected to be outstanding and is based on historical trends.  The risk-free rate is based on the yield of a U.S. Government Bond of appropriate term, as detailed by the Federal Reserve.  The expected volatility assumption is based on the historical volatility of our stock over a term equal to the expected term of the LTIP.  The dividend yield is based on the Company’s historical data.  LTIP valuation models require input of highly subjective assumptions including the expected stock price volatility.

13. Commitments and Contingencies

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  The parties have agreed to a settlement of this wage and hour lawsuit.  The court granted preliminary approval of the settlement on March 29, 2011 and we have accrued for this settlement.  The settlement is subject to notice to the purported class members and final court approval.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the California Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction.  All three cases were consolidated in California state court.  The parties settled this lawsuit in the spring of 2010.  The court granted final approval of the settlement on December 10, 2010 and we have accrued for this settlement.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

14. Segment Information

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, e-commerce and licensing.  The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our executive team to evaluate performance and allocate resources.  In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability.  As such, we report our operations in three reportable segments as follows:

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of our dressbarn brand.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of our maurices brand.

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of our Justice brand.

Net sales, operating income, and depreciation and amortization expense for each segment are as follows:

	Three Months Ended		Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
	(millions)
Net sales:
dressbarn	$255.4	$242.5	$707.2	$699.7
maurices	208.2	177.9	593.5	497.7
Justice *	259.2	245.1	887.5	466.3
Total net sales	$722.8	$665.5	$2,188.2	$1,663.7

Operating income:
dressbarn	$17.6	$16.8	$10.6	$26.4
maurices	42.8	35.2	97.9	69.6
Justice *	26.0	24.7	127.2	61.6
Total operating income	$86.4	$76.7	$235.7	$157.6

Depreciation and amortization expense:
dressbarn	$7.0	$6.7	$21.2	$20.2
maurices	5.1	4.9	16.2	15.7
Justice *	8.9	8.4	28.1	14.0
Total depreciation and amortization expense	$21.0	$20.0	$65.5	$49.9

*	The Tween Brands Merger was consummated on November 25, 2009 and, therefore, data related to our prior reporting periods are from the merger date to April 24, 2010.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Additional Financial Information

	Nine Months Ended
	April 30,	April 24,
Cash Interest and Taxes:	2011	2010
	(millions)
Cash paid for interest	$1.1	$2.5
Cash paid for income taxes	$75.9	$39.1

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $6.8 million for the nine months ended April 30, 2011 and $6.2 million for the nine months ended April 24, 2010. Significant non-cash investing and financing activities for the nine months ended April 30, 2011 also included the Ascena Reorganization (see Note 4 for further discussion).

Significant non-cash investing activities during the nine months ended April 24, 2010 included the issuance of common stock and the non-cash allocation of the fair value of the net assets acquired in connection with the Tween Brands Merger (see Note 5 for further discussion).

There were no other significant non-cash investing or financing activities for the nine months ended April 30, 2011 or April 24, 2010.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations are based upon our unaudited Consolidated Financial Statements and should be read in conjunction with those statements, the notes thereto and our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2010 (the “Fiscal 2010 10-K”).  This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These statements reflect our current views with respect to future events and financial performance.  Our actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements. We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report or otherwise.

Management Overview

Introduction

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

Our Business

The Company classifies its businesses into three segments following a brand-oriented approach: dressbarn, maurices, and Justice.  The dressbarn segment includes approximately 834 specialty retail and outlet stores, as well as an e-commerce operation that was launched in the first quarter of Fiscal 2011.  The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman at value prices. The maurices segment includes approximately 767 specialty retail and outlet stores, and e-commerce operations.  The maurices brand offers moderately priced, up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people).  The Justice segment includes approximately 890 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories.  The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls.

Trends and Other Factors Affecting Our Business

There are trends and other factors, including those described below, which we face as a women’s and girls’ specialty apparel retailer which could have a material impact on our net sales and net income.  For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A “Risk Factors” of the Fiscal 2010 10-K.

General Economic Conditions
Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending.  Some of the factors negatively impacting discretionary consumer spending include general economic conditions, wages and high unemployment, high consumer debt, reductions in net worth based on severe market declines (such as in residential real estate markets), increased taxation, higher fuel, energy and other prices, increasing interest rates, and low consumer confidence.  While the U.S. and certain other international economies have begun to stabilize, a prolonged economic downturn and slow recovery, including high rates of unemployment, rising commodity prices and declining real estate market values, could have a material effect on our business, financial condition and results of operations.

Weather Conditions
Weather conditions can affect our net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. Unseasonably warmer weather during typically colder months or unseasonably colder weather during typically warmer months can also affect the seasonal composition and demand for our merchandise.  The third quarter of Fiscal 2011 sales were negatively affected by unusual weather in most parts of the country, especially the northeast region.  Although the sales trends in these regions were better in the early part of the fourth quarter, as the weather normalized, we can provide no assurance this trend will continue.

Price Increases
The raw materials used to manufacture our products, in particular cotton, and our transportation and contract manufacturing labor costs, are subject to availability constraints and price volatility.  We have recently seen an increase in such costs. In response to these price increases, we have moderately increased merchandise prices on certain items in each of our brands and may, in the future, need to further increase merchandise prices in order to maintain our merchandise margins.  Consequently, higher product costs could have a negative effect on our gross profit margin and increased selling prices could have a negative effect on our sales volume.

Seasonality of Business
The Company’s business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, the dressbarn and maurices brands have historically experienced substantially lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of the Company’s fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift giving merchandise. In addition, the Company’s operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays, and changes in merchandise mix. Accordingly, the Company’s operating results and cash flows for the three-month and nine-month periods ended April 30, 2011 are not necessarily indicative of the operating results and cash flows that may be expected for the full year of Fiscal 2011.

Third Quarter 2011 Highlights, Ongoing and Fiscal 2011 Business Initiatives

We continue to focus on a number of ongoing initiatives aimed at increasing our profitability by reducing expenses and improving our comparative store sales trends.  These initiatives include, but are not limited to:

Synergistic Initiatives
In line with our corporate reorganization plans, we plan to centralize certain functions of our brands to realize cost savings and enhance our financial performance.  Below is an update of our current plans:

Distribution Center Consolidation – During the third quarter of Fiscal 2011, we completed the consolidation of our dressbarn distribution center in Suffern, NY into a more technologically advanced distribution center located at our Justice division in Ohio.

Payroll Department Consolidation – During the third quarter of Fiscal 2011, we completed the centralization of all payroll departments into one function located at our maurices division in Minnesota, and outsourced the processing of payroll services to a third-party service provider.

Information Technology Department Consolidation – During the third quarter of Fiscal 2011, we began to centralize our various information technology departments, along with the consolidation of our multiple data centers, into one scalable platform located at our Justice division in Ohio.  This process is expected to be fully completed by the end of Fiscal 2011.

Financial Systems Consolidation – During the third quarter of Fiscal 2011, the Company launched an initiative to standardize certain of its financial systems across brands, including a common general ledger, financial planning and consolidations platform.  The project is not expected to be completed until the end of Fiscal 2012, and is expected to contribute incremental cost savings beginning at that time.

We continue to explore developing additional shared resource centers between brands, which we believe will lead to increased efficiency in future periods.

International Expansion
Our Justice division opened four stores in Canada during the third quarter of Fiscal 2011 and is planning on additional expansion in Canada. In addition, we are also currently exploring other expansion opportunities both within our current geographic markets and in other regions.

E-commerce
Over the past couple of years, the Company has begun to focus on better developing its e-commerce channel across brands by leveraging the expertise of the pre-existing e-commerce operations of Justice.  All of our brands now have e-commerce operations.  Total e-commerce revenues amounted to approximately $75 million during the nine months ended April 30, 2011, an increase greater than 200% over the prior year period of approximately $25 million.  For the three months ended April 30, 2011, e-commerce revenues accounted for 2.9% of total net sales as compared to 1.7% in the prior year period.  We continue to develop our e-commerce platform and believe this will be an on-going source of sales growth in future periods.

Our management uses a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Three Months Ended		Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
Net sales growth vs. prior year	8.6%	77.1%	31.5%	51.9%
dressbarn comparable store sales	4.4%	9.0%	0.7%	6.4%
maurices comparable store sales	11.5%	8.4%	12.5%	5.5%
Justice comparable store sales (1)	3.4%	22.7%	6.0%	21.1%
Total comparable store sales (1)	5.8%	13.7%	5.7%	9.9%

Cost of goods sold, including occupancy & buying costs (excluding depreciation), as a percentage of sales	55.6%	56.2%	57.2%	58.7%

SG&A as a percentage of sales	29.6%	29.3%	29.0%	28.9%

Square footage growth vs. prior year (2)	0.6%	41.0%	14.8%	24.3%

Stores open	2,491	2,473	2,491	2,473

Capital expenditures (in millions)	$26.6	$17.9	$74.3	$42.7

Diluted net income per common share	$0.64	$0.59	$1.75	$1.19

(1)
The Tween Brands Merger was consummated on November 25, 2009 and, therefore, data related to our prior nine-month reporting period is only from the merger date.  Justice comparable store sales for the nine-month period were based on stores that had sales on the same day both in the current year and the previous year which were operated by Tween Brands prior to the Tween Brands Merger.

(2)	The 2010 increase in total store square footage was primarily due to the Tween Brands Merger which occurred during the second quarter of Fiscal 2010.

We consider comparable store sales to be one of the most important indicators of our performance since it impacts the following:
•	our ability to leverage our costs, including store payroll, store supplies and occupancy costs; and
•	our total net sales, cash and working capital.

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

We include in our cost of goods sold line item all costs of merchandise (net of purchase discounts and vendor allowances), merchandise acquisition costs (primarily commissions and import fees), freight (including costs to ship merchandise between our distribution centers and our retail stores), store occupancy costs (excluding utilities and depreciation), changes in reserve levels for inventory realizability and shrinkage, and all costs associated with the buying and distribution functions.

Our cost of goods sold may not be comparable to those of other entities.  Some entities, like us, include costs related to their distribution network, buying function and all store occupancy costs in their cost of goods sold, whereas other entities exclude costs related to their distribution network buying function and store occupancy costs from cost of goods sold and include them in selling, general and administrative expenses.

Results of Operations

	Three Months Ended		Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
	(millions)
Net sales:
dressbarn	$255.4	$242.5	$707.2	$699.7
maurices	208.2	177.9	593.5	497.7
Justice *	259.2	245.1	887.5	466.3
Total net sales	$722.8	$665.5	$2,188.2	$1,663.7

Net sales for the three months ended April 30, 2011 increased $57.3 million, or 8.6%, as compared to the prior year period, primarily attributable to a combination of the following:

•	an increase in comparable store sales of $36.0 million; comprised of increases of $10.3 million relating to dressbarn, $18.0 million relating to maurices, and $7.7 million relating to Justice;
•	an increase in e-commerce sales revenues of $10.9 million; and
•
a net increase in non-comparable store sales of $10.4 million; comprised of net increases of $8.5 million relating to maurices, and $2.7 million relating to Justice, offset by a decrease of $0.8 million relating to dressbarn.  Non-comparable stores sales includes sales from stores that are not included in our calculation of comparable store sales due to the fact that the stores were either recently opened or closed, or subject to a major renovation.

Net sales for the nine months ended April 30, 2011 increased $524.5 million, or 31.5%, as compared to the prior year period, primarily attributable to a combination of the following:

•	an increase in comparable store sales of $106.3 million, comprised of increases of $5.0 million relating to dressbarn, $56.4 million relating to maurices, and $44.9 million relating to Justice;
•	an increase in e-commerce revenues increase of $52.9 million;
•
a net increase in non-comparable store sales of $25.3 million, comprised of net increases of $26.2 million relating to maurices, and $3.2 million relating to Justice, offset by a decrease of $4.1 million relating to dressbarn.  Non-comparable stores sales includes sales from stores that are not included in our calculation of comparable store sales due to the fact that the stores were either recently opened or closed, or subject to a major renovation; and

•
an increase in net sales in the amount of $340.0 million relating to the period of time that Justice was included in the Fiscal 2011 results but not included in the Fiscal 2010 results due to the merger not closing until November 25, 2009.

	April 30, 2011	April 24, 2010	$ Change	% Change
	($ in millions)
Cost of goods sold, including buying and occupancy costs, excluding depreciation:
Three months ended	$401.8	$373.9	$27.9	7.5%
As a percentage of sales	55.6%	56.2%

Nine months ended	$1,251.4	$975.8	$275.6	28.2%
As a percentage of sales	57.2%	58.7%

Cost of goods sold for the third quarter decreased by 60 basis points to 55.6% of net sales in the current year period, down from 56.2% of net sales in the prior period.  For the dressbarn brand, cost of goods sold was $151.3 million, or 59.3% of net sales, a decrease of 20 basis points, as compared to $144.2 million, or 59.5% of net sales in the prior period.  This decrease was primarily the result of the leveraging of buying and occupancy costs due to comparable store sales increases, partially offset by lower merchandise margins.  maurices cost of goods sold for the three months ended April 30, 2011 was $108.1 million, or 51.9% of net sales, as compared to $93.5 million or 52.6% of net sales in the prior period.  The decrease in cost of goods sold as a percentage of sales was primarily the result of leveraging of occupancy costs due to the comparable store sales increase and increased merchandise margins from higher initial mark-on.  Justice cost of goods sold was $142.4 million, or 54.9% of net sales, compared to $136.2 million or 55.6% of net sales in the prior period.  The decrease in Justice cost of goods sold came from both buying and occupancy leverage.

Cost of goods sold for the nine months ended April 30, 2011 decreased by 150 basis points to 57.2% of net sales in the current year period, as compared to 58.7% of net sales in the prior period.  For the dressbarn brand, cost of goods sold was $442.9 million, or 62.6% of net sales, an increase of 80 basis points, as compared to $432.6 million or 61.8% from the same period last year.  This increase was the result of the de-leveraging of buying and occupancy costs and lower merchandise margins.  maurices cost of goods sold for the nine months ended April 30, 2011 was $327.3 million, or 55.1% of net sales, as compared to $281.2 million, or 56.5% of net sales in the prior period.  The decrease of 140 basis points was primarily the result of leveraging of occupancy costs due to the comparable store sales increase and increased merchandise margins.  Justice cost of goods sold was $481.2 million, or 54.2% of net sales, compared to $262.0 million or 56.2% of net sales in the prior period.  The decrease in Justice cost of goods sold came from both buying and occupancy leverage.  The Tween Merger was completed on November 25, 2009.

	April 30, 2011	April 24, 2010	$ Change	% Change
	($ in millions)
SG&A expenses:
Three months ended	$213.6	$194.9	$18.7	9.6%
As a percentage of sales	29.6%	29.3%

Nine months ended	$635.6	$480.4	$155.2	32.3%
As a percentage of sales	29.0%	28.9%

As a percentage of sales, selling, general and administrative expenses (“SG&A”) for the three months ended April 30, 2011 increased 30 basis points to 29.6% of net sales in the current period versus 29.3% in the prior period.  dressbarn SG&A increased to $79.5 million, or 31.1% of net sales, versus $74.8 million, or 30.8% for the prior period, mainly due to the addition of e-commerce, higher payroll and benefits, and increased marketing costs, partially offset by a decrease in incentive compensation costs.  maurices SG&A was $52.2 million, or 25.0% of net sales, for the three months ended April 30, 2011, as compared to $44.3 million, or 24.9% of net sales for the prior period.  The increase was primarily attributable to the deleveraging impact of e-commerce (approximately 50 basis points), partially offset by the sales leveraging of other costs.  Justice SG&A increased to $81.9 million, or 31.6% of net sales, versus $75.8 million, or 30.9% for the prior period, mainly due to higher marketing costs and an increase in incentive compensation costs.

SG&A expenses for the nine months ended April 30, 2011 increased 10 basis points to 29.0% of net sales in the current period versus 28.9% in the prior period. The increase is primarily due to corporate reorganization and integrations costs, increases in marketing expenditures and an increase in incentive compensation costs.  dressbarn SG&A increased to $232.4 million, or 32.8% of net sales, versus $220.5  million, or 31.5% for the prior period.  maurices SG&A increased to $152.1 million, or 25.6% of net sales for the nine months ended April 30, 2011, as compared to $131.2 million, or 26.3% of net sales for the prior period.  Justice SG&A increased to $251.1 million, or 28.3% of net sales, versus $128.7 million, or 27.6% for the prior period.  The Tween Merger was completed on November 25, 2009.

	April 30, 2011	April 24, 2010	$ Change	% Change
	($ in millions)
Depreciation and amortization expense:
Three months ended	$21.0	$20.0	$1.0	5.0%
As a percentage of sales	2.9%	3.0%

Nine months ended	$65.5	$49.9	$15.6	31.3%
As a percentage of sales	3.0%	3.0%

Depreciation expense increased 5.0% for the three months ended April 30, 2011 and 31.3% for the nine months ended April 30, 2011 as compared to prior period primarily due to the inclusion of Justice, plus the net opening of 14 stores during the nine months period, store remodels and relocations, and investments in technology.

	April 30, 2011	April 24, 2010	$ Change	% Change
	($ in millions)
Operating income:
Three months ended	$86.4	$76.7	$9.7	12.6%
As a percentage of sales	12.0%	11.5%

Nine months ended	$235.7	$157.6	$78.1	49.6%
As a percentage of sales	10.8%	9.5%

As a result of the above factors, operating income as a percent of net sales was 12.0% for the three months ended April 30, 2011, compared to 11.5% for prior three months period. For the dressbarn brand, operating income increased to $17.6 million, or 6.9% of sales, versus $16.8 million or 6.9% of sales in the prior period. For the maurices brand, operating income increased to $42.8 million, or 20.6% of sales, versus $35.2 million, or 19.8% of sales in the prior period.  Justice brand operating income increased to $26.0 million, or 10.0% of sales, versus $24.7 million or 10.1% of sales in the prior period.

Operating income as a percent of net sales was 10.8% for the nine months ended April 30, 2011, compared to 9.5% for prior nine months period.  For the dressbarn brand, operating income decreased to $10.6 million, or 1.5% of sales, versus operating income of $26.5 million, or 3.8% of sales in the prior period. For the maurices brand, operating income increased to $97.9 million, or 16.5% of sales versus $69.5 million, or 14.0% of sales in the prior period.  Justice brand operating income increased to $127.2 million, or 14.3% of sales, versus $61.6 million, or 13.2% of sales in the prior period.

	April 30, 2011		April 24, 2010		$ Change	% Change
	($ in millions)
Interest expense:
Three months ended	$(0.6)		$(0.6)		$—	—%
As a percentage of sales	(0.1	) %	(0.1	) %

Nine months ended	$(1.9)		$(5.9)		$4.0	(67.8	) %
As a percentage of sales	(0.1	) %	(0.4	) %

Interest expense for the current period was primarily on our mortgage for our Suffern, NY facilities.  In the prior period, the interest on the Convertible Notes was included in interest expense.  The Convertible Notes were redeemed in the second quarter of fiscal 2010, resulting in a $5.8 million pretax loss.  See Note 9 of the Consolidated Financial Statements.

	April 30, 2011	April 24, 2010	$ Change	% Change
	($ in millions)
Interest and other income, net:
Three months ended	$0.9	$1.0	$(0.1)	(10.0)%
As a percentage of sales	0.1%	0.2%

Nine months ended	$2.6	$3.3	$(0.7)	(21.2)%
As a percentage of sales	0.1%	0.2%

The majority of net interest and other income represents rental income from the two tenants currently occupying space in our corporate headquarters property located in Suffern, New York.

Interest and other income, net, for the three months was $0.9 million, as compared to interest and other income, net, of $1.0 million in the prior period.  Interest and other income, net, for the nine months was $2.6 million, compared to $3.3 million in the prior period.  The decline in income for both periods was primarily due to lower interest rate yields.

	April 30, 2011	April 24, 2010	$ Change	% Change
	($ in millions)
Income tax expense:
Three months ended	$34.9	$29.1	$5.8	19.9%
As a percentage of sales	4.8%	4.4%

Nine months ended	$94.1	$57.8	$36.3	62.8%
As a percentage of sales	4.3%	3.5%

The effective tax rate was approximately 40.3% for the third quarter ended April 30, 2011, compared to 37.7% for the comparable prior year quarter. The effective tax rate was approximately 39.8% for the nine months ended April 30, 2011, compared to 38.7% for the comparable prior year period. The higher effective tax rate in both periods was primarily attributable to higher non-deductible executive compensation costs and lower, other net favorable permanent tax differences.

	April 30, 2011	April 24, 2010	$ Change	% Change
	($ in millions)
Net income:
Three months ended	$51.8	$48.0	$3.8	7.9%
As a percentage of sales	7.2%	7.2%

Nine months ended	$142.3	$91.4	$50.9	55.7%
As a percentage of sales	6.5%	5.5%

Net income for the three months ended April 30, 2011 increased to $0.64 per diluted share, compared to $0.59 per diluted share in the prior period.  Net income for the nine months ended April 30, 2011 increased to $1.75 per diluted share, compared to $1.19 per diluted share in the prior period.  Both increases were primarily due to the above factors.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	Nine Months Ended
	April 30, 2011	April 24, 2010
	(millions)
Net cash provided by operating activities	$255.1	$206.3
Net cash (used in) provided by investing activities	(150.6)	87.5
Net cash used in financing activities	(30.9)	(271.3)

Cash generated from operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures.  Our uses of cash are generally for working capital, the construction of new stores and remodeling of existing stores, information technology upgrades and the purchase of short-term investments.  We use lines of credit on our $200 million revolving credit facility to facilitate imports of our products.  Our line of credit borrowings may fluctuate materially depending on, among other things, our seasonal requirements, increases or decreases in comparable store sales, adverse weather conditions, shifts in timing of certain holidays, the timing of new store openings, net sales contributed by new stores and changes in our merchandise mix.

Net cash provided by operations was $255.1 million for the nine months ended April 30, 2011, compared with $206.3 million during the nine months ended April 24, 2010.  The increase was primarily driven by increases in net income, non-cash depreciation and amortization expense, and deferred income tax expense, offset by a decrease in the amount of cash provided by inventories, and an increase in the use of cash for accounts payable and other accrued liabilities.

Net cash used in investing activities for the current period was $150.6 million, consisting primarily of a net $71.3 million spent to purchase investments and $74.3 million of capital expenditures mainly for new store openings, store remodels and renovations.  Net cash provided by investing activities for the prior period ended April 24, 2010 was $87.5 million, consisting primarily of $82.8 million of cash acquired in the Tween Brands Merger, and a net increase of $50.7 million in investment proceeds, offset by $42.7 million of capital expenditures.  We expect our capital expenditures to be approximately $95 million for Fiscal 2011.

Net cash used in financing activities was $30.9 million during the nine months ended April 30, 2011, consisting primarily of $47.4 million for the repurchase of stock, offset by a net increase in cash flows relating to our stock-based compensation plans. Net cash used in financing activities for the prior period was $271.3 million, which mainly consisted of $162.9 million for the repayment of Justice long-term debt in connection with the Tween Brands Merger and the repayment of Convertible Notes of $122.4 million, offset by a net increase in cash flows relating to our stock-based compensation plans.

Investments

Our investments are comprised primarily of $158.2 million of municipal bonds and $14.0 million of auction rate securities (“ARS”).  These available-for-sale securities are recorded at fair value with unrealized gains and losses deferred in equity as a component of other comprehensive income.  As of April 30, 2011, unrealized gains of $0.3 million on our municipal securities and unrealized losses of $3.7 million on our ARS are recorded within accumulated other comprehensive income on our consolidated balance sheets.  There was no material impairment recognized during any of the Fiscal 2011 or Fiscal 2010 periods presented. All of our available-for-sale investment securities are paying in accordance with their contractual terms.  Management does not believe any individual unrealized loss at April 30, 2011 represents other-than-temporary impairment, as management attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors.

Our ARS are primarily AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program with the remaining securities backed by monoline insurance companies.  These ARS may pose a higher risk of future impairment by us as a result of the illiquidity associated with these securities.  During February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction.  In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we may not be able to do so without a potential loss of principal.  We believe that the current lack of liquidity in the ARS market will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have no intent to sell, nor is it more likely than not that we will be required to sell these ARS investments until a recovery of the auction process, redemption by the issuer or, if necessary, maturity.  These securities are currently paying in accordance with their contractual terms, and as such, management does not believe the underlying securities or collateral have been permanently affected.

Debt

See Note 9 of the consolidated financial statements regarding Ascena’s credit agreement. As of April 30, 2011, we had no borrowings outstanding and $190.3 million available under the Credit Agreement.  The amount available under the Credit Agreement is net of $9.7 million of outstanding letters of credit. As of April 30, 2011, the Company also had issued $27.2 million of private label letters of credit relating to the importation of merchandise.

Our Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, as well as customary representations, warranties and affirmative covenants.  We are required to maintain the fixed charge coverage ratio for any period of four fiscal quarters ending during a Covenant Period as defined in the Credit Agreement of at least 1.10 to 1.00.  As of April 30, 2011, the actual fixed charge coverage ratio was 1.57 to 1.00.  We were in compliance with all financial covenants contained in the Credit Agreement as of April 30, 2011.

In connection with the purchase of our Suffern facility, in July 2003, Dunnigan Realty, LLC borrowed $34.0 million under a 5.33% rate mortgage loan.  This mortgage loan (the “Mortgage”) is collateralized by a mortgage lien on our Suffern facility, of which the major portion is Ascena’s corporate offices and our dressbarn division offices.  Payments of principal and interest on the Mortgage, a 20-year fully amortizing loan, are due monthly through July 2023.  The mortgage balance at April 30, 2011 was $24.9 million.  Dunnigan Realty, LLC receives rental income and reimbursement for taxes and common area maintenance charges from two tenants that occupy the Suffern facility that are not affiliated with us.  These unaffiliated rental payments are used to offset the mortgage payments and planned capital and maintenance expenditures for the Suffern facility.

Payment of Dividends

Our Credit Agreement does not permit cash dividends but allows us to pay stock dividends, provided that at the time of and immediately after giving effect to the stock dividend, (a) there is no default or event of default, (b) the fixed charge coverage ratio (as defined in the Credit Agreement) is not less than 1.25 to 1.00, and (c) borrowings under the Credit Agreement do not exceed 75% of the total available borrowings (such that availability (as defined in the Credit Agreement) is not less than 25% of the aggregate revolving commitments (as defined in the Credit Agreement)).  Dividends are payable when declared by our Board of Directors.  Currently, the Board of Directors does not plan to pay any dividends.

Common Stock Repurchase Program

On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”).  Under the 2010 Stock Repurchase Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to overall business and market conditions.

During the nine months ended April 30, 2011, we purchased 1.7 million shares at an aggregate cost of $47.4 million.  The remaining availability under the 2010 Stock Repurchase Program was approximately $52.6 million at April 30, 2011. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

Off-Balance Sheet Arrangements

We do not have any undisclosed material transactions or commitments involving related persons or entities.  We held no material options or other derivative instruments at April 30, 2011.  We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.  In the normal course of business, we enter into operating leases for our store locations and utilize letters of credit principally for the importation of merchandise.

We believe that our cash, cash equivalents, short-term investments and cash flow from operations, along with the credit agreement mentioned above, will be adequate to fund capital expenditures and all other operating requirements over the next 12 months.

Contractual Obligations and Commercial Commitments

There have been no material changes during the period covered by this report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2010 10-K.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventories, impairment of investment securities, impairment of long-lived assets, insurance reserves, operating leases, income taxes, goodwill and other intangible assets and stock-based compensation.  We continue to monitor our accounting policies to ensure proper application.  We have made no material changes to these policies as discussed in the Fiscal 2010 10-K.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since July 31, 2010.  Our market risk profile as of July 31, 2010 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Fiscal 2010 10-K.

Item 4 - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of April 30, 2011.  Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2011 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

During the third quarter of Fiscal 2011, the Company completed certain strategic initiatives designed to centralize certain functions among its divisions, and realize certain cost savings and operational efficiencies. In particular, the Company completed the consolidation of its dressbarn distribution center previously located in New York into a more technologically advanced distribution center located at its Justice division in Ohio. The Company also began to centralize its various information technology departments, along with the consolidation of its multiple data centers, into one scalable platform located at its Justice division in Ohio. Lastly, the Company completed the centralization of all payroll departments into one function located at its maurices division in Minnesota, and outsourced the related processing of payroll to a third-party service provider.   These initiatives resulted in certain significant changes in internal controls which, at the end of the third quarter of Fiscal 2011, still were considered to be effective.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleges, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  The parties have agreed to a settlement of this wage and hour lawsuit.  The court granted preliminary approval of the settlement on March 29, 2011 and we have accrued for this settlement.  The settlement is subject to notice to the purported class members and final court approval.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the California Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction.  All three cases were consolidated in California state court.  The parties settled this lawsuit in the spring of 2010.  The court granted final approval of the settlement on December 10, 2010 and we have accrued for this settlement.

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

Item 1A – RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2010 10-K .  There have been no material changes during the quarter ended April 30, 2011 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2010 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1), (2)

The following table provides information about the Company’s repurchases of common stock during the quarter ended April 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

Month # 1 (January 30, 2011 – February 26, 2011)	—	$—	—	$74 million
Month # 2 (February 27, 2011 – April 2, 2011)	697,656	30.56	697,656	53 million
Month # 3 (April 3, 2011 – April 30, 2011)	—	—	—	53 million

(1)	The calculation of average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
(2)
On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”).  Under the 2010 Stock Repurchase Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to overall business and market conditions.  Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

(3)	This amount does not reflect fees, commissions and other costs associated with the stock repurchase program.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David R. Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

ASCENA RETAIL GROUP, INC.

Date: June 9, 2011	BY: /s/ David R. Jaffe
David R. Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 9, 2011	BY: /s/ Armand Correia
Armand Correia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)