Form 10-K
period 2011-07-30
Ascena Retail Group, Inc.
filed 2011-09-28
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11736
ASCENA RETAIL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0641353 (I.R.S. Employer Identification No.)

30 Dunnigan Drive, Suffern, New York (Address of principal executive offices)	10901 (Zip Code)
(845) 369-4500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.7 billion as of January 29, 2011, based on the last reported sales price on the NASDAQ Global Select Market on that date.  As of September 22, 2011, 77,473,081 shares of voting common shares were outstanding.  The registrant does not have any authorized, issued or outstanding non-voting common stock.

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 7, 2011 are incorporated into Part III of this Form 10-K.

ASCENA RETAIL GROUP, INC.
FORM 10-K
FISCAL YEAR ENDED JULY 30, 2011
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section labeled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements and risk factors that we have included elsewhere in this report.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements.  We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions.

Our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such a difference include those discussed below under Item 1A. Risk Factors, and other factors discussed in this Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission.  We disclaim any intent or obligation to update or revise any forward-looking statements as a result of developments occurring after the period covered by this report.

WEBSITE ACCESS TO COMPANY REPORTS

We maintain our corporate Internet website at www.ascenaretail.com.  The information on our Internet website is not incorporated by reference into this report.  We make available, free of charge through publication on our Internet website, a copy of our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including any amendments to those reports, as filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after they have been so filed or furnished. Information relating to corporate governance at Ascena Retail Group, Inc., including our Corporate By-Laws, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and information concerning our directors, committees of the Board, including committee charters, and transactions in Ascena Retail Group, Inc. securities by directors and executive officers, is also available at our website.  Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Ascena Retail Group, Inc., 30 Dunnigan Drive, Suffern, New York 10901.

In this Form 10-K, references to “Ascena,” “ourselves,” “we”, “us”, “our” or “Company” or other similar terms refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise.  The company utilizes a 52-53 week fiscal year ending on the last Saturday in July.  As such, fiscal year 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”); fiscal year 2010 ended on July 31, 2010 and reflected a 53-week period (“Fiscal 2010”); and fiscal year 2009 ended on July 25, 2009 and reflected a 52-week period (“Fiscal 2009”).  All references to “Fiscal 2012” refer to our 52-week period that will end on July 28, 2012.

PART I

Item 1.  Business.

General

Effective January 1, 2011, Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), became the successor reporting company to The Dress Barn, Inc. (“DBI”), a Connecticut corporation, pursuant to a corporate reorganization (the “Ascena Reorganization”).  The Company is a leading national specialty retailer of apparel for women and tween girls operating, through its wholly owned subsidiaries, the dressbarn, maurices, and Justice brands.  The Company operates (through its subsidiaries) over 2,500 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $2.9 billion.  Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

Our Brands and Products

The Company classifies its businesses into three segments following a brand-oriented approach: dressbarn, maurices and Justice.

dressbarn

The dressbarn segment includes approximately 830 specialty retail and outlet stores, as well as an e-commerce operation that was launched in the first quarter of Fiscal 2011.  The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. Our dressbarn stores are located primarily in convenient strip shopping centers in major trading and high-density markets and surrounding suburban areas.  Our centrally managed merchandise selection is changed and augmented frequently to keep our merchandise presentation fresh and exciting.  Individual store assortments vary depending on local demographics, seasonality and past sales patterns. Our carefully edited, coordinated merchandise is featured in a comfortable, easy-to-shop environment, staffed by friendly, service-oriented salespeople.

maurices

The maurices segment includes approximately 784 specialty retail and outlet stores, and e-commerce operations.  The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people).  maurices merchandise is primarily sold under two product lines, maurices and Studio Y.  The maurices product line encompasses women’s casual clothing, career wear and accessories while the Studio Y product line represents women’s dressy apparel.  Our maurices stores are typically located near large discount and department stores to capitalize on the traffic those retailers generate.  We seek to differentiate maurices from those retailers by offering a wider selection of style, color and current fashion, as well as the shopping experience we offer, which emphasizes a visually stimulating environment with a helpful staff.  While our maurices stores offer a core merchandise assortment, individual maurices stores vary and augment their merchandise assortment to reflect individual store demands and local market preferences.

Justice

The Justice segment includes approximately 902 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories.  The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls.  Justice creates, designs and develops its own exclusive Justice branded merchandise in-house.  This allows Justice to maintain creative control and respond as quickly as fashion trends dictate, putting Justice ahead of its competition when it comes to offering the hottest fashion assortment to its customers. The Justice merchandise mix represents the broad assortment that its girl wants in her store - a mix of apparel, accessories, footwear, intimates and lifestyle products, such as bedroom furnishings and electronics, to meet all her needs. Justice’s store footprint primarily includes mall locations, strip centers, lifestyle centers and outlet centers.  During the third quarter of 2011, Justice launched the Brothers brand, via an e-commerce website, which offers fashionable apparel to boys who are ages 7 to 14.

The tables below show our net sales and operating profit by segment for the last three fiscal years.

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(millions)
Net sales
dressbarn	$987.5	$982.0	$906.2
maurices	776.5	680.7	588.0
Justice *	1,150.0	711.9	—
Total net sales	$2,914.0	$2,374.6	$1,494.2

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(millions)
Operating income
dressbarn	$37.4	$59.8	$44.9
maurices	114.6	93.0	60.1
Justice *	137.8	64.7	—
Total operating income	$289.8	$217.5	$105.0

*	The Tween Brands Merger was consummated on November 25, 2009; therefore, data related to our prior reporting periods is not presented.

Over the past five fiscal years, our sales have grown to over $2.9 billion in Fiscal 2011 from $1.4 billion in Fiscal 2007. This growth has been largely a result of both our acquisitions and organic growth. We currently have over 2,500 stores throughout the United States, Puerto Rico and Canada.  We have diversified our business by brand, price point and target consumer, as well as by geography throughout the United States. During Fiscal 2011, our Justice brand entered Canada with the opening of 6 stores.  We plan to continue our global expansion by introducing our maurices and dressbarn brands into Canada during Fiscal 2012 and Fiscal 2013, respectively.  In addition to our store presence, we sell merchandise through our e-commerce websites, dressbarn.com. maurices.com, shopjustice.com and our recently launched Brothers line e-commerce site located at shopbrothers.com.

Over the past five fiscal years, we have invested over $600 million in cash and common stock to fund acquisitions, capital improvements, and technology infrastructure improvements, primarily funded through our strong operating cash flow. We intend to continue to execute our long-term strategy, which includes, among other things, expanding our presence internationally, expanding through selective acquisitions, investing in our operational infrastructure, and expanding our e-commerce businesses.

Seasonality of Business

Our business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, the dressbarn and maurices brands have historically experienced substantially lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift giving merchandise. In addition, our operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays, and changes in merchandise mix.

Store Locations

Our stores are primarily open seven days a week and most evenings.  As of July 30, 2011, we operated 2,516 stores in 48 states, the District of Columbia, Puerto Rico and Canada. Our dressbarn stores are more concentrated in the northeast while our maurices stores are more concentrated in the midwest.  Justice is currently located across 46 states, Canada and Puerto Rico.  Justice also has 37 international franchise stores located in the following countries:  Australia, Bahrain, Jordan, Kuwait, Qatar, Russia, Saudi Arabia, and the United Arab Emirates.

During Fiscal 2011, no store accounted for as much as 1% of our total sales.  The table below indicates the type of shopping facility in which the stores were located:

Type of Facility	dressbarn	maurices	Justice	Total
Strip Shopping Centers	590	457	231	1,278
Free Standing, Downtown and Enclosed Malls	49	291	485	825
Outlet Malls and Outlet Strip Centers	184	33	73	290
Lifestyle Centers	7	3	113	123
Total	830	784	902	2,516

As of July 30, 2011, our stores had a total of 14.1 million square feet, consisting of dressbarn with 6.4 million square feet, maurices with 3.9 million square feet and Justice with 3.8 million square feet.  All of our store locations are leased.  Our leases often contain renewal options and termination clauses, particularly in the early years of a lease, if specified sales volumes are not achieved.

Store Count by Segment

	Fiscal 2011				Fiscal 2010
	Total	dressbarn	maurices	Justice	Total	dressbarn	maurices	Justice
Stores (Beginning of Period)	2,477	833	757	887	2,465	838	721	906
Stores Opened	78	14	35	29	64	14	39	11
Stores Closed	(39)	(17)	(8)	(14)	(52)	(19)	(3)	(30)
Stores (End of Period)	2,516	830	784	902	2,477	833	757	887

Trademarks

dressbarn®, maurices®, Justice®, YVOS®, Brothers and Studio Y® are our owned trademarks.  In addition, we have a one year license that is renewable in perpetuity (so long as certain notice requirements are met) for the Limited Too® trade name which is considered an defensive intangible asset.

We have U.S. Certificates of Registration of Trademark and trademark applications pending for the operating names of our stores and our major private label merchandise brands.  We believe our “dressbarn,” “maurices,” “Justice,” “YVOS” and “Studio Y” trademarks are material to the continued success of our business.  We also believe that our rights to these trademarks are adequately protected.

E-commerce

Over the past couple of years, the Company focused on better developing its e-commerce channel across brands by leveraging the expertise of the pre-existing, e-commerce operations of Justice.  All of our brands now have e-commerce operations.  Total e-commerce revenues amounted to approximately $100 million during Fiscal 2011, an increase of approximately 150% over the prior year period.  We continue to develop our e-commerce platform and believe this will be an on-going source of sales growth in future periods.

Our segments sell products online through their domestic e-commerce sites:

•	dressbarn segment – www.dressbarn.com

•	maurices segment – www.maurices.com

•	Justice segment –www.shopjustice.com and www.shopbrothers.com

Product Licensing

We earn licensing revenue through our Justice brand’s international franchised stores along with advertising and other “tween-right” marketing initiatives with partner companies.  Licensing revenue is less than 1% of our consolidated annual net sales. Justice has 37 international franchise stores located in the following countries:  Australia, Bahrain, Jordan, Kuwait, Qatar, Russia, Saudi Arabia, and the United Arab Emirates.

Sourcing

During Fiscal 2011, Justice increased its direct sourcing penetration from its previous levels.  Through Justice’s sourcing offices in Seoul, South Korea, and Shanghai and Hong Kong in China, Justice continues to develop and expand relationships with manufacturing partners within sourcing networks, enabling Justice to control the quality of goods, while achieving speed to market and better/favorable pricing.  With Justice’s successful sourcing operations, Justice is able to eliminate the middleman, reduce costs and increase initial markup.  Justice has registered marks in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions.

International Store Expansion

Our Justice division opened 6 stores in Canada during the second half of Fiscal 2011 and is planning on additional expansion in Canada during Fiscal 2012.  In addition, we are planning to expand our international presence in Canada by introducing our dressbarn and maurices stores during the next two years.

Office and Distribution Centers

For a detailed discussion of our office and distribution centers, see Part I, Item 2 “Properties” of this Annual Report on Form 10-K.

Management Information Systems

Our management information systems make the design, marketing, importing and distribution of our products more efficient by providing, among other things, comprehensive order processing, product and design information, and accounting information.  We are currently undergoing an initiative to standardize certain information systems across brands including a common general ledger, financial planning and consolidations platform.  The project is expected to be completed by the end of Fiscal 2012.

Advertising and Marketing

We use a variety of broad-based and targeted marketing and advertising strategies to effectively define, evolve and promote our brands.  These strategies include customer research, advertising and promotional events, window and in-store marketing materials, direct mail marketing, Internet marketing, lifestyle magazines, catazines and other measures to communicate our fashion and promotional message. We utilize a customer relationship management system to track customer transactions and determine strategic decisions for our direct mail initiatives.  We pursue a public relations strategy to garner editorial exposure.

Community Service

We are proud to have a long tradition of supporting numerous charities. We actively support charities such as The American Cancer Society, Dress for Success, United Way, Rescues & Runaways and Toys for Tots.  These programs reinforce that we are actively involved and are important members of our communities.

Competition

The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us.  Many of our competitors are able to engage in aggressive promotions, reducing their selling prices.  Some of our competitors include Walmart, Macy’s, JCPenney, Kohl’s, Old Navy, Aeropostale, Target and Sears.  Other competitors may move into the markets that we serve.  Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences.  If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability.  We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers and by offering superior customer service and convenience.

Merchandise Vendors

We purchase our merchandise from many domestic and foreign suppliers.  We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier.  We have good working relationships with our suppliers. No third party supplier accounts for more than 10% of our business.

Employees

As of July 30, 2011, we had approximately 31,000 employees, 22,000 of whom worked part-time.  We typically add temporary employees during peak selling periods.  None of our employees are covered by any collective bargaining agreement.  We consider our employee relations to be good.

Executive Officers of the Registrant

The following table sets forth the name, age and position of our Executive Officers:

Name	Age	Positions

Elliot S. Jaffe	85	Co-founder and Chairman of the Board

David R. Jaffe	52	President and Chief Executive Officer

Michael W. Rayden	62	Chief Executive Officer, Tween Brands, Inc.

Armand Correia	65	Executive Vice President and Chief Financial Officer

Gene Wexler	56	Senior Vice President, General Counsel and Assistant Secretary

Mr. Elliot S. Jaffe, our co-founder and Chairman of the Board, was Chief Executive Officer of our company from 1966 until 2002.

Mr. David R. Jaffe became President and Chief Executive Officer in 2002.  Previously he had been Vice Chairman, Chief Operating Officer and a member of the Board of Directors since 2001.  He joined us in 1992 as Vice President-Business Development and became Senior Vice President in 1995 and Executive Vice President in 1996.  Mr. Jaffe is the son of Elliot S. and Roslyn S. Jaffe. Mrs. Jaffe serves as Secretary and Treasurer of our Company.

Mr. Michael W. Rayden is the Chief Executive Officer of Tween Brands and a member of the Ascena Board of Directors since November 2009. Prior to the Tween Brands Merger on November 25, 2009, Mr. Rayden served as Chief Executive Officer of Tween Brands since March 1996 and was elected Chairman of the Board of Tween Brands in August 1999.  Mr. Rayden also served as the President of Tween Brands from March 1996 until January 2007.  Before joining Tween Brands, he served as President, Chief Executive Officer and Chairman of the Board of Pacific Sunwear of California, Inc. from 1990 to 1996; President and Chief Executive Officer of The Stride Rite Corporation from 1987 to 1989 and President and Chief Executive Officer of Eddie Bauer Inc. from 1984 to 1987.

Mr. Armand Correia has been employed as Chief Financial Officer by our company since 1991 and has held the position of Executive Vice President since 2009.

Mr. Gene L. Wexler has been Senior Vice President, General Counsel and Assistant Secretary of our Company since 2005.

Item 1A.  Risk Factors.

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our results of operations, our financial condition, our liquidity, the trading prices of our securities, and the actual outcome of matters as to which forward-looking statements are made in this report. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business operations.

Our business is dependent upon our ability to predict accurately fashion trends, customer preferences and other fashion-related factors.

Customer tastes and fashion trends are volatile and tend to change rapidly, particularly for women and tween girls’ apparel.  Our success depends in part upon our ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner.  Accordingly, any failure by us to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise in our stores, which in turn could adversely affect our business and our image with our customers.  If we miscalculate either the market for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would have an adverse effect on our margins and results of operations.

Recent and future economic uncertainty, including a further tightening of credit markets, may adversely affect our business.

Recent economic conditions may adversely affect our business, including the potential impact on the apparel industry, our customers and our ability to finance our business.  In addition, conditions may remain depressed in the future or may be subject to further deterioration.  Recent or future developments in the U.S. and global economies may lead to further reduction in consumer spending overall, which could have an adverse impact on sales of our products.

Further tightening of the credit markets could also make it more difficult for us to enter into agreements for new indebtedness (we had no debt outstanding as of July 30, 2011) or to obtain funding through the issuance of our securities.  Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

As described in Note 11 to our Audited Consolidated Financial Statements included elsewhere herein, we have significant goodwill and other intangible assets related to our acquisition of maurices in January 2005 and the Tween Brands Merger consummated in November 2009.  Current and future economic conditions may adversely impact dressbarn’s, maurices’ or Justice’s ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins.  These events could materially reduce dressbarn’s, maurices’ or Justice’s profitability and cash flow which could, in turn, lead to an impairment of maurices’ or Justice’s goodwill and intangible assets.  Furthermore, if customer attrition were to accelerate significantly, the value of maurices’ or Justice’s intangible assets could be impaired or subject to accelerated amortization.

A further slowdown in the United States economy, an uncertain economic outlook and escalating commodity costs may continue to affect consumer demand for our apparel and accessories.

Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending.  Some of the factors negatively impacting discretionary consumer spending include general economic conditions, wages and high unemployment, high consumer debt, reductions in net worth based on severe market declines (such as in residential real estate markets), increased taxation, higher fuel, energy and other prices and low consumer confidence.  In addition, the recent extreme volatility in our financial markets related in part to the downgrade in the credit rating of U.S. government issued debt could also negatively impact the levels of future discretionary consumer spending.  While the U.S. and certain other international economies have improved since the global financial crisis experienced in Fall 2008, a prolonged economic downturn and slow recovery, including high rates of unemployment, rising commodity prices and declining real estate market values, could have a material effect on our business, financial condition and results of operations.

We depend on strip shopping center and mall traffic and our ability to identify suitable store locations.

Our sales are dependent in part on a high volume of strip shopping center and mall traffic.  Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores or changes in customer shopping preferences.  A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on customer traffic and reduce our sales and net income.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations where competition for suitable store locations is intense.

Our ability to successfully adapt to ongoing organizational change could impact our business results.

We have executed a number of significant business and organizational changes including acquisitions and workforce optimization projects to support our growth strategies. We expect these types of changes to continue for the foreseeable future. Successfully managing these changes, including retention of key employees, is critical to our business success. In addition, our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organization capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense. Further, business and organizational changes may result in more reliance on third parties for various services, and that reliance may increase compliance risks, including anti-corruption. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.

Our management information systems may fail and cause disruptions in our business.

We rely on our existing management information systems in operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial systems.  Any disruption in the operation of our management information systems, or our failure to continue to upgrade, integrate or expend capital on such systems as our business expands, could have a material adverse effect on our business.

We utilize the Oracle Retail Merchandising System for our dressbarn segment and our maurices segment.  Our Justice segment utilizes an internally developed merchandising system.  The purpose of our merchandising systems is to expand our capability to identify and analyze sales trends and consumer data and achieve planning and inventory management improvements.

We rely on foreign sources of production.

We purchase a significant portion of our apparel directly in foreign markets, including Asia, the Middle East and Africa, and indirectly through domestic vendors with foreign sources.  We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including but not limited to:

•	political instability;
•	increased security requirements applicable to imported goods;
•	imposition or increases of duties, taxes and other charges on imports;
•	imposition of quotas on imported merchandise;
•	currency and exchange risks;
•	delays in shipping; and
•	increased costs of transportation.

New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries.  The future performance of our business depends on foreign suppliers and may be adversely affected by the factors listed above, all of which are beyond our control.  This may result in our inability to obtain sufficient quantities of merchandise or increase our costs, thereby negatively impacting sales, gross profit and net income.

We may suffer negative publicity and our business may be harmed if we need to recall any products we sell.

Justice has in the past and may in the future need to recall products that we determine may present safety issues.  If products we sell have safety problems of which we are not aware, or if we or the Consumer Product Safety Commission recall a product sold in our stores, we may suffer negative publicity and product liability lawsuits, which could have a material adverse impact on our reputation, financial condition and results of operations or cash flows.

Our expansion into new services and technologies subjects us to additional business, legal, financial and competitive risks.

We may have limited experience in our newer market segments and our customers may not adopt our new service offerings, which include our new e-commerce service.  This new offering may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues.  In addition, our gross profits in our newer activities may be lower than in our older activities and we may not be successful enough in these newer activities to recoup our investments in them.  If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of our Internet or online services.  These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites and the characteristics and quality of products and services.  It is not clear how existing laws governing issues such as property ownership, libel and personal privacy apply to the Internet and e-commerce.  Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our programs.  Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

We face challenges to grow our business and to manage our growth.

Our growth is dependent, in large part, upon our ability to successfully add new stores.  In addition, on a routine basis, we close underperforming stores, which may result in write-offs.  The success of our growth strategy depends upon a number of factors, including, among others, the identification of suitable markets and sites for new stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs and maintenance of the productivity of our existing store base.  We must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of our growth.  Our failure to open new stores on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures could have an adverse effect on our growth prospects.

Our business would suffer a material adverse effect if our distribution centers were to shut down or be disrupted.

Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores.  If our distribution centers were to have an unplanned shut down or lose significant capacity for any reason, our operations would likely be seriously disrupted.  As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace any distribution center.

Additionally, freight cost is impacted by changes in fuel prices. Fuel prices affect freight cost both on inbound freight from vendors to the distribution centers and outbound freight from the distribution centers to our stores.

Although we maintain business interruption and property insurance, management cannot be assured that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us, if any of the distribution centers are shut down for any unplanned reason.

Our business could suffer a material adverse effect from inclement or unseasonable weather conditions

Weather conditions can affect our net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. Unseasonably warmer weather during typically colder months or unseasonably colder weather during typically warmer months can also affect the seasonal composition and demand for our merchandise.

Our business could suffer as a result of a manufacturer’s inability to produce goods for us on time and to our specifications.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of the goods that we sell.  Both domestic and international manufacturers produce these goods.  The inability of a manufacturer to ship orders in a timely manner or to meet our standards could have a material adverse impact on our business.

Our business could suffer if we need to replace manufacturers.

We compete with other companies for the production capacity of our manufacturers and import quota capacity.  Many of our competitors have greater financial and other resources than we have and thus may have an advantage in the competition for production capacity.  If we experience a significant increase in demand, or if an existing manufacturer of the goods that we sell must be replaced, we may have to increase purchases from our third-party manufacturers and we cannot guarantee we will be able to do so at all or on terms that are acceptable to us.  This may negatively affect our sales and net income.  We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but we do not have long-term contracts with any manufacturer.  None of the manufacturers we use produces products for us exclusively.

Our business could suffer if one of the manufacturers of the goods that we sell fails to use acceptable labor practices.

We require manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations.  While our internal and vendor operating guidelines promote ethical business practices and our staff and our agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices.  The violation of labor or other laws by an independent manufacturer used by us, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of products to us or damage our reputation, which may result in a decrease in customer traffic to our stores and adversely affect our sales and net income.

Existing and increased competition in the women’s and girl’s retail apparel industry may reduce our net revenues, profits and market share.

The women’s and girl’s retail apparel industry is highly competitive.  We compete primarily with department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than we have.  Many department stores offer a broader selection of merchandise than we offer.  In addition, many department stores continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which we have a significant market presence.  As a result of this competition, including close-out sales and going-out-of-business sales by other women’s apparel retailers, we may experience pricing pressures, increased marketing expenditures and loss of market share, which could have a material adverse effect on our business, financial condition and results of operations.

We could suffer a decline in our profitability as a result of increasing pressure on margins.

The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer spending patterns. These factors may cause us to reduce our sales prices to consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, liquidity and financial condition.

Our business could suffer as a result of increases in the price of raw materials and freight.

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

We depend on key personnel in order to support our existing business and future expansion and may not be able to retain or replace these employees or recruit additional qualified personnel.

Our success and our ability to execute our business strategy depends largely on the efforts of our management.  The loss of the services of one or more of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis.  We compete for experienced personnel with companies which have greater financial resources than we do.  If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

Covenants in our revolving credit facility agreement may impose operating restrictions.

Our revolving credit facility agreement has financial covenants with respect to fixed charge coverage ratio, as well as other covenants.  If we fail to meet these covenants or obtain appropriate waivers, our lender may terminate the revolving credit facility.

Our business may be affected by regulatory and litigation developments.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time.  Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business.

Natural disasters, war and acts of terrorism on the United States or international economies may adversely impact our business.

A significant act of terrorism or a natural disaster event in the United States or elsewhere could have an adverse impact on the delivery of imports or domestic products to us, or by disrupting production of our goods or interfering with our distribution or information systems. Additionally, any of these events could result in higher costs of doing business, lower client traffic and reduced consumer confidence and spending resulting in a material adverse effect on our business, financial condition and results of operations.

The continued uncertainty in the financial markets could have an adverse effect on our ability to access our cash and equivalents.

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits.  With the current financial environment and instability of financial institutions we cannot be assured that we will not experience losses on our deposits.

Health care reform could adversely affect our business.

In March 2010, the United States government enacted health care reform legislation that will make significant changes to the health care payment and delivery system. The health reform legislation requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements or face penalties. The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will be required and the amount of payment providers performing health care services will receive. The legislation imposes implementation effective dates extending through 2020. Many of the changes require additional guidance from government agencies or federal regulations. Therefore, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results.

We are pursuing a strategy of international expansion.

We currently intend to expand our operations into other countries in the future.  Currently, our Justice brand has licensed stores in certain Middle Eastern countries, Australia and Russia, as well as a store presence in Canada.  In addition to the general risks associated with doing business in foreign markets, as disclosed in our prior filings, we run the risk of not being able to sustain our growth in these international markets or to penetrate new international markets in the future.  As we penetrate these markets, there is increased risk of not fully complying with existing and future laws, rules and regulations of countries where we conduct business.  As with any future business strategy, we can provide no assurance that our current and future international endeavors will be successful.

We utilize ports to import our products from Asia and other regions.

We currently ship the vast majority of our products by ocean.  If a disruption occurs in the operation of ports through which our products are imported, we and our vendors may have to ship some or all of our products from Asia by air freight or to alternative shipping destinations in the United States.  Shipping by air is significantly more expensive than shipping by ocean and our profitability could be reduced.  Similarly, shipping to alternative destinations in the United States could lead to increased lead times and costs on our products.  A disruption at ports through which our products are imported could have a material adverse effect on our results of operations and cash flows.

Funds associated with the auction rate securities held by us may not be liquid or readily available.

Our investment in securities currently consists partially of auction rate securities that are not currently liquid or readily available to convert to cash and, therefore, we have classified such auction rate securities as long-term investment securities. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other-than-temporary, it would result in an impairment charge being recognized on our Consolidated Statement of Operations which could adversely affect our financial results.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in the United States and numerous international jurisdictions. We record tax expense based on our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction or by changes to existing accounting rules or regulations.

Our stock price may be volatile.

Our stock price may fluctuate substantially as a result of quarter to quarter variations in our actual or anticipated financial results, the results of other companies in the retail industry, or the markets we serve. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

Changes to accounting rules and regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules and regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such a change would require us to record a significant amount of lease related assets and liabilities on our balance sheet and make other changes to the recording and classification of lease related expenses on our statement of operations and cash flows. This and other future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations and financial position.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business, the price of our common stock and market confidence in our reported financial information.

We must continue to document, test, monitor and enhance our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We cannot be assured that our disclosure controls and procedures and our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will prove to be adequate in the future.  Any failure to maintain the effectiveness of internal controls over financial reporting or to comply with the requirements of the Sarbanes-Oxley Act could have a material adverse impact on our business, our financial condition and the price of our common stock.

We may experience a privacy breach that causes damage to our reputation and our relationships with our customers, and expose us to litigation risk and adversely affect our business.

As part of our normal course of business, we collect,  process and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by our Company or our vendors, could severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business.

Item 1B. Unresolved Staff Comments.
None.

Item 2.  Properties.

We lease space for all our retail stores in various domestic locations and international locations.  Store leases generally have an initial term ranging from 5 to 10 years with one or more options to extend the lease.  The table below, covering all open store locations leased by us on July 30, 2011, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number without Renewal Options

2012	514	216	298
2013	391	234	157
2014	336	207	129
2015	242	153	89
2016	285	195	90
2017 and thereafter	748	408	340
Total	2,516	1,413	1,103

New store leases generally provide for an average base rent of approximately $10 to $40 per square foot per annum. Certain leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels.  Our aggregate minimum rentals under operating leases in effect at July 30, 2011 and excluding locations acquired after July 30, 2011, for Fiscal 2012, are approximately $238.7 million.  In addition, we are also typically responsible under our store leases for our pro rata share of maintenance expenses and common charges in strip, outlet centers and malls.

Many of the store leases have termination clauses if certain specified sales volumes are not achieved.  This affords us greater flexibility to close underperforming stores.  Usually these provisions are operative only during the first few years of a lease.

Our investment in new stores consists primarily of inventory, leasehold improvements, fixtures and equipment.  We generally receive tenant improvement allowances from landlords to offset a portion of these initial investments in leasehold improvements.

We own an approximately 900,000 square-foot office facility and 16 acres of adjacent land in Suffern, New York, which contains Ascena’s corporate offices and our dressbarn brand offices, with part of the remainder of the facility leased to two third parties.   We receive rental income and reimbursement for taxes and common area maintenance charges primarily from those two tenants that occupy a portion of our Suffern, NY facility.  The rental income from the other tenants is shown as a component of “Interest and other income, net” on our Consolidated Statements of Operations.  We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three office buildings totaling approximately 151,000 square feet.  We also own a distribution center, which has 360,000 square feet of space and approximately 13.5 acres of adjacent land which is located in Des Moines, Iowa, which houses our maurices warehousing and distribution operations. We own Justice’s corporate office facilities in New Albany, Ohio totaling approximately 280,000 square feet, along with 44 acres of adjacent land, and a 470,000 square foot distribution center in Etna Township, Ohio. We own office space in Hong Kong, China and lease office space in Shanghai, China and Seoul, South Korea to support our international sourcing operations.

During the third quarter of Fiscal 2011, we completed the consolidation of our distribution center in Suffern, New York into our distribution center in Etna Township, Ohio.  The Etna Township, Ohio facility has a more technologically advanced warehouse management and material handling systems and has both the capacity and storage capability to handle the dressbarn brand and Justice brand volume.  Our 900,000 square-foot building in Suffern, NY is currently listed for sale, since the consolidation of our distribution center has left us with excess capacity in our Suffern building.

To support sales of products sold through our websites, we have multi-year agreements with contract logistics providers, who provide warehousing and fulfillment services for our e-commerce operations.

Item 3. Legal Proceedings.

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleged, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  The parties agreed to a settlement of this wage and hour lawsuit.  The court granted final approval of the settlement on August 10, 2011 and we have previously established a reserve for this settlement, which was not material to the audited consolidated financial statements.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the California Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction.  All three cases were consolidated in California state court.  The parties settled this lawsuit in the spring of 2010.  The court granted final approval of the settlement on December 10, 2010 and we have previously established a reserve for this settlement, which was not material to the audited consolidated financial statements.

In addition to the litigation discussed above, we are, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business.  The results of litigation are inherently unpredictable.  Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.  The results of these lawsuits, claims and proceedings cannot be predicted with certainty.  However, we believe that the ultimate resolution of these current matters, including the matters discussed above, will not have a material effect on our consolidated financial statements taken as a whole.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The common stock of Ascena Retail Group, Inc. is quoted on the NASDAQ Global Select Market under the ticker symbol “ASNA.”

The table below sets forth the high and low prices as reported on the NASDAQ Global Select Market for the last eight fiscal quarters.

	Fiscal 2011		Fiscal 2010
Fiscal	High	Low	High	Low
First Quarter	$25.73	$20.77	$20.01	$14.82
Second Quarter	$28.05	$22.69	$25.74	$17.85
Third Quarter	$33.82	$26.62	$30.40	$23.07
Fourth Quarter	$35.25	$30.16	$30.58	$22.71

Number of Holders of Record

As of September 22, 2011, we had approximately 5,320 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock.  However, payment of dividends is within the discretion and are payable when declared by our Board of Directors.  Payments of dividends are limited by our revolving credit facility as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Performance Graph

The following graph illustrates, for the period from July 29, 2006 through July 30, 2011, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index and (3) the S&P Specialty Apparel Retailers Index.

The comparisons in this table are required by the rules of the Securities and Exchange Commission and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference herein.

Issuer Purchases of Equity Securities (1), (2), (3)

The following table provides information about the Company’s repurchases of common stock during the quarter ended July 30, 2011.

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4)

Month # 1 (May 1, 2011 – May 28, 2011)	—	$—	—	$53 million
Month # 2 (May 29, 2011 – July 2, 2011)	802,344	$31.74	802,344	$27 million
Month # 3 (July 3, 2011 – July 30, 2011)	—	$—	—	$27 million

(1)	The calculation of average price paid per share does not give effect to any fees, commissions and other costs associated with the repurchase of such shares.
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

(3)
On September 22, 2011, the Company’s Board of Directors authorized an expansion of its existing 2010 Stock Repurchase Program by $100 million.  When taken with the existing availability under the 2010 Stock Repurchase Program, the availability to repurchase shares of common stock was increased to $127.1 million as of the date of authorization.

(4)	This amount does not reflect fees, commissions and other costs associated with the stock repurchase program.

Item 6. Selected Financial Data.

See the "Index to Consolidated Financial Statements and Supplementary Information," and specifically "Selected Financial Information" appearing at the end of this Annual Report on Form 10-K. This selected financial data should be read in conjunction with Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 — "Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K. Historical results may not be indicative of future results.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2011 (“Fiscal 2011 10-K”).  We utilize a 52-53 week fiscal year that ends on the last Saturday in July.  As such, fiscal year 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011); fiscal year 2010 ended on July 31, 2010 and reflected a 53-week period (“Fiscal 2010”); and fiscal year 2009 ended July 25, 2009 and reflected a 52-week period (“Fiscal 2009”).  All references to our “Fiscal 2012” refer to our 52-week period that will end on July 28, 2012. The inclusion of the 53rd week in Fiscal 2010 resulted in incremental revenues of approximately $56 million.

INTRODUCTION

MD&A is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition and results of our operations. MD&A is organized as follows:

•
Overview.  This section provides a general description of our business, including our objectives and risks, and a summary of financial performance for Fiscal 2011. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2011, Fiscal 2010 and Fiscal 2009.

•
Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2011, Fiscal 2010 and Fiscal 2009, as well as a discussion of our financial condition and liquidity as of July 30, 2011. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) a summary of our outstanding debt and commitments as of July 30, 2011.

•
Market risk management.  This section discusses how we manage our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions as of July 30, 2011.

•
Critical accounting policies.  This section discusses accounting policies considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our accompanying audited consolidated financial statements.

•
Recently issued accounting pronouncements.  This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

OVERVIEW

Our Business

Our Company is a leading national specialty retailer of apparel for women and tween girls operating, through its wholly owned subsidiaries, the dressbarn, maurices, and Justice brands.  We operate (through our subsidiaries) over 2,500 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $2.9 billion.

We classify our businesses into three segments following a brand-oriented approach: dressbarn, maurices and Justice.  The dressbarn segment includes approximately 830 specialty retail and outlet stores, as well as an e-commerce operation that was launched in the first quarter of Fiscal 2011.  The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. The maurices segment includes approximately 784 specialty retail and outlet stores, and e-commerce operations.  The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores primarily concentrated in small markets (approximately 25,000 to 100,000 people).  The Justice segment includes approximately 902 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories.  The Justice brand stores offer fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls.

Our Objectives and Risks

Objectives

In Fiscal 2011, we completed our organizational transformation into a new holding company structure pursuant to the Ascena Reorganization.  This new structure is intended to provide us with new strategic options, more operational efficiencies and additional financing flexibility, while at the same time allowing each of our family of retail brands to focus more exclusively on delivering great fashion at affordable prices to enhance the customer experience.

Our core strengths include a portfolio of value-oriented, lifestyle brands serving the female customer at various levels of maturity, beginning from age 7 to the mid-50’s.  This portfolio of brands is well complemented by a strong and experienced management team, a disciplined investment philosophy and a solid balance sheet. Despite the various risks associated with the current global economic environment as further discussed below, we believe our core strengths will allow us to continue to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

We continue to focus on a number of ongoing key initiatives aimed at increasing our profitability by reducing expenses and improving our comparative store sales trends.  These initiatives include, but are not limited to, the following:

Store Expansion
We have been exploring, and will continue to explore, expansion opportunities both within our current market areas and in other regions, including international expansion.  During Fiscal 2011, we opened a net 39 stores, including net closings of 3 stores at dressbarn, and net openings of 27 stores at maurices and 15 stores at Justice.  During Fiscal 2012, we currently plan to open  approximately 100 net new stores in the aggregate for all our brands.

During Fiscal 2011, our Justice brand continued to increase its international presence by opening 6 stores in Canada.  The expansion into Canada has generated positive results during Fiscal 2011 and Justice plans to open an additional 7 stores in Canada during Fiscal 2012.  In addition maurices plans to expand into Canada during Fiscal 2012, while dressbarn plans to expand into Canada in Fiscal 2013.

E-Commerce
Over the past couple of years, the Company focused on better developing its e-commerce channel across brands by leveraging the expertise of the pre-existing, e-commerce operations of Justice.  All of our brands now have e-commerce operations.  Total e-commerce revenues amounted to approximately $100 million during Fiscal 2011, an increase of approximately 150% over the prior year period.  For Fiscal 2011, e-commerce revenues accounted for 3.6% of total net sales as compared to 1.7% in the prior year period.  In addition, our Justice brand introduced a line of boys clothing under the name Brothers that is currently being sold exclusively on-line. We continue to develop our e-commerce platform and believe this will be an on-going source of sales growth in future periods.

Cost-Savings Initiatives
In line with our corporate reorganization plans, we have centralized, and will continue to centralize, certain functions of our brands to realize cost savings and enhance our financial performance.  Below is an update of our current plans and accomplishments during the period:

Distribution Center Consolidation – During Fiscal 2011, we completed the consolidation of our dressbarn distribution center in Suffern, NY into a more technologically advanced distribution center located at our Justice division in Ohio.

Payroll Department Consolidation – During Fiscal 2011, we completed the centralization of all payroll departments into one function located at our maurices home office in Duluth, Minnesota, and outsourced the processing of payroll services and HRIS to a third-party service provider.

Information Technology Department Consolidation – During Fiscal 2011, we completed the centralization of our various information technology departments, along with the consolidation of our five data centers, into one scalable platform located at our Justice brand in Ohio.

Financial Systems Consolidation – During Fiscal 2011, we launched an initiative to standardize certain of our financial systems and processes across brands, including a common general ledger, financial planning and consolidations platform.  The project is not expected to be completed until the end of Fiscal 2012, and is expected to contribute incremental cost savings beginning at that time.

We continue to explore developing additional shared resource centers among brands, which we believe will lead to increased efficiency in future periods.

Risks

There are trends and other factors, including those described below, which we face as a women’s and girls’ specialty apparel retailer that could have a material impact on our audited consolidated financial statements.  For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A “Risk Factors” of the Fiscal 2011 10-K.

General Economic Conditions. Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending.  Some of the factors negatively impacting discretionary consumer spending include general economic conditions, wages and high unemployment, high consumer debt, reductions in net worth based on severe market declines (such as in residential real estate markets), increased taxation, higher fuel, energy and other prices, increasing interest rates, and low consumer confidence.  In addition, the recent extreme volatility in our financial markets related, in part, to the downgrade in the credit rating of U.S. government-issued debt could also negatively impact the levels of future discretionary consumer spending.  While the U.S. and certain other international economies have improved since the global financial crisis experienced in Fall 2008, a prolonged economic downturn and slow recovery, including high rates of unemployment, rising commodity prices and declining real estate market values, could have a material effect on our business, financial condition and results of operations.

Weather Conditions. Weather conditions can affect our net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. Unseasonably warmer weather during typically colder months or unseasonably colder weather during typically warmer months can also affect the seasonal composition and demand for our merchandise.

Price Increases. The raw materials used to manufacture our products, in particular cotton, and our transportation and contract manufacturing labor costs, are subject to availability constraints and price volatility.  We have recently seen an increase in such costs. In response to these price increases, we have moderately increased merchandise prices on certain items in each of our brands and may, in the future, need to further increase merchandise prices in order to maintain our merchandise margins.  Consequently, higher product costs could have a negative effect on our gross profit margin and increased selling prices could have a negative effect on our sales volume.

Seasonality of Business. The Company’s business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, the dressbarn and maurices brands have historically experienced substantially lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of the Company’s fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift giving merchandise. In addition, the Company’s operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays, and changes in merchandise mix.

Competition. The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us.  Many of our competitors are able to engage in aggressive promotions, reducing their selling prices.  Some of our competitors include Walmart, Macy’s, JCPenney, Kohl’s, Old Navy, Aeropostale, Target and Sears.  Other competitors may move into the markets that we serve.  Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences.  If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability.  We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers, and by offering superior customer service and convenience.

Customer Tastes and Fashion Trends. Customer tastes and fashion trends are volatile and can change rapidly.  Our success depends in part on our ability to effectively predict and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable product offerings.  If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory.  In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our financial condition or results of operations.

Summary of Financial Performance

 Operating Results

In Fiscal 2011, we reported net sales of $2.914 billion, net income of $170.5 million and net income per diluted share of $2.11. This compares to net sales of $2.375 billion, net income of $133.4 million and net income per diluted share of $1.73 in Fiscal 2010.

Our operating performance for Fiscal 2011 was principally affected by a 22.7% increase in net sales, mainly due to the inclusion of Justice for the full-year period compared to a partial period in the prior year.  We also experienced across-the-board increases in comparable stores sales, as well as strong growth in our e-commerce operations.  On a reported basis, the sales growth in Fiscal 2011 was muted due to the inclusion of approximately $56 million of sales in Fiscal 2010 due to an extra week in the Company’s fiscal year.  In addition to the overall increase in net sales, we experienced an increase in gross profit percentage of 110 basis points to 42.3%, which principally reflected higher merchandise margins resulting from sales of merchandise with selected price increases and the leveraging of buying and occupancy costs due to the comparable store sales increases.  SG&A expenses increased by $161.9 million, or 10 basis points to 29.2% in Fiscal 2011. The increase was primarily due to the inclusion of Justice for the full-year period compared to a partial period in the prior year, which only included SG&A expenses from the merger date of November 25, 2009.  Contributing to the increase in SG&A as a percentage of net sales were increased marketing and incentive compensation costs related to the better than planned earnings results, an increase in the professional services related to e-commerce growth, as well as an increase in operating expenses attributable to our cost-savings initiatives, which we believe will lead to increased efficiency in future periods.

Net income and net income per diluted share increased in Fiscal 2011 as compared to Fiscal 2010. This was primarily due to a $72.3 million increase in operating income, offset in part by a $37.9 million increase in the provision for income taxes. The increase in the provision for income taxes was driven by the overall increase in pretax income coupled with a 370 basis point increase in our effective tax rate.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended Fiscal 2011 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $436.1 million, compared to $316.9 million as of the end of Fiscal 2010.

The improvement in our financial position was primarily due to our operating cash flows, partially offset by our treasury stock repurchases, capital expenditures and the prepayment of debt. Our equity increased to $1.158 billion as of July 30, 2011, compared to $1.015 billion as of July 31, 2010, primarily due to our net income during Fiscal 2011, offset in part by our share repurchase activity.

We generated $280.8 million of cash from operations during Fiscal 2011, compared to $231.4 million during Fiscal 2010. During Fiscal 2011, we used some of our cash availability to prepay the mortgage on our Suffern, NY facility (resulting in a cash outflow of approximately $28 million) and to support our common stock repurchase program and to reinvest in our business through capital spending. In particular, we used $72.9 million to repurchase 2.5 million shares of common stock. We also used $102.1 million for capital expenditures primarily associated with our retail store expansion and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for the three fiscal years presented herein has been affected by certain transactions, including:

•	The Tween Brands Merger that occurred in November of Fiscal 2010, as defined in Note 6 to the accompanying audited consolidated financial statements; and

•	Certain pretax charges related to extinguishments of debt, a loss on the sale of a 65%-owned investment, and certain merger and integration-related costs.

A summary of the effect of certain of these items on pretax income for each applicable fiscal year presented is noted below (references to "Notes" are to the notes to the accompanying audited consolidated financial statements):

	Fiscal Years Ended
	July 30,	July 31,	July 25,
	2011	2010	2009
	(millions)
Merger, integration, and reorganization-related costs (see Note 5)	$(12.3)	$(7.4)	$(3.6)
Sale of an investment (see Note 6)	(2.5)	—	—
Loss on extinguishment of debt (see Note 15)	(4.0)	(5.8)	—
Total	$(18.8)	$(13.2)	$(3.6)

The comparability of the Company's operating results has also been affected by the inclusion of a 53rd week in Fiscal 2010, which resulted in incremental revenues of approximately $56 million in Fiscal 2010.

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas, including specialty retail, e-commerce and licensing.  The three reportable segments described below represent our brand-based activities for which separate financial information is available, and which is utilized on a regular basis by our executive team to evaluate performance and allocate resources.  In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability.  As such, we report our operations in three reportable segments as follows:

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of our dressbarn brand.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of our maurices brand.

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of our Justice brand.

Fiscal 2011 Compared to Fiscal 2010

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	$ Change	% Change
	(millions, except per share data)

Net Sales	$2,914.0	$2,374.6	$539.4	22.7%

Cost of goods sold(a)	(1,682.3)	(1,395.3)	(287.0)	20.6%
Cost of goods sold as % of net sales	57.7%	58.8%
Selling, general and administrative expenses	(852.1)	(690.2)	(161.9)	23.5%
SG&A as % of net sales	29.2%	29.1%
Depreciation and amortization expense	(89.8)	(71.6)	(18.2)	25.4%
Operating income	289.8	217.5	72.3	33.2%
Operating income as % of net sales	9.9%	9.2%

Interest expense	(2.5)	(6.6)	4.1	(62.1)%
Interest and other income, net	1.1	4.3	(3.2)	(74.4)%
Loss on extinguishment of debt	(4.0)	(5.8)	1.8	(31.0)%
Income before provision for income taxes	284.4	209.4	75.0	35.8%

Provision for income taxes	(113.9)	(76.0)	(37.9)	49.9%
Effective tax rate(b)	40.0%	36.3%
Net income	$170.5	$133.4	$37.1	21.8%

Net income per common share:
Basic	$2.18	$1.85	$0.33	17.8%
Diluted	$2.11	$1.73	$0.38	22.0%

(a) Includes buying and occupancy costs and excludes depreciation.
(b)  Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Sales. Net sales increased by $539.4 million, or 22.7%, to $2.914 billion in Fiscal 2011 from $2.375 billion in Fiscal 2010.  The increase was primarily due to the inclusion of Justice for the full-year period compared to a partial period in the prior year, which only included sales from the merger date of November 25, 2009.  Justice sales increased by $438.1 million in Fiscal 2011.  Also contributing to the higher sales levels in Fiscal 2011 were increases of $5.5 million at dressbarn and $95.8 million at maurices.  On a consolidated basis, comparable store sales increased 6% during Fiscal 2011.  The sales growth in Fiscal 2011 was muted due to the inclusion of approximately $56 million of sales in Fiscal 2010 due to an extra week in the Company’s fiscal year.

Net sales and comparable store sales data for our three business segments is presented below.

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
dressbarn	$987.5	$982.0	$5.5	0.6%	2%
maurices	776.5	680.7	95.8	14.1%	10%
Justice	1,150.0	711.9	438.1	61.5%	8%
Total Net Sales	$2,914.0	$2,374.6	$539.4	22.7%	6%

(a)
Comparable store sales refer to the growth of sales on stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions).  The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

dressbarn net sales. The net increase primarily reflects:

•	an increase of $14.3 million, or 2%, in comparable store sales during Fiscal 2011;
•	an increase of $10.2 million in revenues from e-commerce operations, which commenced in Fiscal 2011; offset by
•	a $2.7 million decrease in non-comparable stores sales, primarily driven by a decrease related to 3 net store closings in Fiscal 2011; and
•	a $16.3 million decrease in net sales in Fiscal 2011, due to the inclusion of the 53rd week of sales in Fiscal 2010.

maurices net sales. The net increase primarily reflects:

•	an increase of $60.9 million, or 10%, in comparable store sales during Fiscal 2011;
•	a $34.3 million increase in non-comparable stores sales driven, in part, by an increase related to 27 net new store openings in Fiscal 2011;
•	an increase of $14.7 million in revenues from e-commerce operations in Fiscal 2011; offset by
•	a $14.1 million decrease in net sales in Fiscal 2011, due to the inclusion of the 53rd week of sales in Fiscal 2010.

Justice net sales. The net increase primarily reflects:

•	the operations of Justice for the full-year in Fiscal 2011 and only a partial period in the prior year, which resulted in a $322.6 million increase in net sales during Fiscal 2011;
•	an increase of $86.8 million, or 8%, in comparable store sales during Fiscal 2011;
•	a $20.8 million increase in non-comparable stores sales driven by an increase related to 15 net new store openings in Fiscal 2011, as well as an increase in third-party sales;
•	an increase of $23.6 million in revenues from its e-commerce operations and a $9.9 million increase in its wholesale and licensing operations in Fiscal 2011; offset by
•	a $25.6 million decrease in net sales in Fiscal 2011, due to the inclusion of the 53rd week of sales in Fiscal 2010.

Cost of Goods Sold, including occupancy and buying costs, excluding depreciation. Cost of goods sold consists of all costs of merchandise (net of purchase discounts and vendor allowances), merchandise acquisition costs (primarily commissions and import fees), freight (including costs to ship merchandise between our distribution centers and our retail stores), store occupancy costs (excluding utilities and depreciation), changes in reserve levels for inventory realizability and shrinkage, and all costs associated with the buying and distribution functions.

Cost of goods sold increased by $287.0 million, or 20.6%, to $1.682 billion in Fiscal 2011 from $1.395 billion in Fiscal 2010.  Cost of goods sold as a percentage of net sales decreased by 110 basis points to 57.7% in Fiscal 2011 from 58.8% in Fiscal 2010.  Gross profit, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 110 basis points to 42.3% in Fiscal 2011 from 41.2% in Fiscal 2010.  The increase was primarily due to higher merchandise margins resulting from sales of merchandise with selected price increases and the leveraging of buying and occupancy costs due to the comparable store sales increases.

Cost of goods sold as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from year to year.

We anticipate that current macroeconomic challenges, including escalating commodity costs, fuel costs and energy and other prices, could negatively affect the cost of our products and related gross profit percentages in Fiscal 2012. See Item 1A — "Risk Factors" for further discussion.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under cost of goods sold.  SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, utility costs, insurance costs, legal costs and costs related to other administrative services.

SG&A expenses increased by $161.9 million, or 23.5%, to $852.1 million in Fiscal 2011 from $690.2 million in Fiscal 2010.   The increase was primarily due to the inclusion of Justice for the full-year period compared to a partial period in the prior year, which only included SG&A expenses from the merger date of November 25, 2009.

SG&A expenses as a percentage of net sales increased by 10 basis points to 29.2% in Fiscal 2011 from 29.1% in Fiscal 2010.  The increase was mainly due to an increase in store payroll and related benefits, which primarily resulted from the store unit growth.  Also contributing to the increase in SG&A expenses as a percentage of sales were increased marketing and incentive compensation costs related to the better than planned earnings results, an increase in the professional services related to e-commerce growth, as well as an increase in operating expenses attributable to our cost-savings initiatives, which we believe will lead to increased efficiency in future periods.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $18.2 million, or 25.4%, to $89.8 million in Fiscal 2011 from $71.6 million in Fiscal 2010.  The increase was primarily due to the inclusion of Justice for the full-year period compared to a partial period in the prior year, which only included depreciation and amortization expense from the merger date of November 25, 2009.  Justice depreciation and amortization expense increased by $15.3 million in Fiscal 2011.  Also contributing to the higher depreciation and amortization expense in Fiscal 2011 were increases of $1.5 million at dressbarn and $1.4 million at maurices primarily due to capital expenditures.

Operating Income. Operating income increased by $72.3 million, or 33.2%, to $289.8 million in Fiscal 2011 from $217.5 million in Fiscal 2010.  Operating income as a percentage of net sales increased 70 basis points, to 9.9% in Fiscal 2011 from 9.2% in Fiscal 2010. The increase was primarily due to higher gross profit resulting from a combination of higher merchandise margins and higher sales levels.  Partially offsetting the increase in gross profit was the slight deleveraging of SG&A expenses.

Operating income data for our three business segments is presented below.

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	$ Change	% Change
	(millions)
Operating income:
dressbarn	$37.4	$59.8	$(22.4)	(37.5)%
maurices	114.6	93.0	21.6	23.2%
Justice	137.8	64.7	73.1	113.0%
Total operating income	$289.8	$217.5	$72.3	33.2%

dressbarn operating income decreased by approximately $22.4 million primarily as a result of an increase in SG&A expenses, which more than offset a modest increase in gross profit.  The increase in SG&A expenses during Fiscal 2011 was due to a number of factors including the following; an increase in expenses related to our cost-saving initiatives, consisting of the distribution center consolidation, payroll department consolidation and information technology center consolidation; an increase in the professional services related to the establishment of e-commerce operations; increased marketing expenses; and increased home office expenses as dressbarn experienced higher payroll and incentive based compensation expense.

maurices operating income increased by approximately $21.6 million primarily as a result of higher sales and related gross profit, offset in part by an increase in SG&A expenses in Fiscal 2011 that resulted from the increased sales levels.

Justice operating income increased by approximately $73.1 million during Fiscal 2011.  The increase was primarily due to the inclusion of Justice for the full-year period in Fiscal 2011 as compared to a partial period in the prior year, which only included operations of Justice from the merger date of November 25, 2009.  Excluding the effect of the merger, Justice operating income benefited from higher operating income associated with its sales and gross profit performance, offset in part by higher SG&A costs that resulted from the increased sales levels.

Interest Expense. Interest expense decreased by $4.1 million, or 62.1%, to $2.5 million in Fiscal 2011 from $6.6 million in Fiscal 2010.  The decrease was primarily the result of the Fiscal 2011 prepayment of mortgage debt on our Suffern, New York facility and the Fiscal 2010 redemption of our 2.5% Convertible Senior Notes due December 2024 (the “Convertible Notes”), as the related interest expense for each was only included for a partial period in the fiscal year in which they were outstanding.

Interest and Other Income, Net.  Interest and other income, net decreased by $3.2 million to $1.1 million in Fiscal 2011 from $4.3 million in Fiscal 2010.  The decrease was primarily due to our sale of an investment, which resulted in a $2.5 million pretax loss in Fiscal 2011.  Also contributing to the decrease in interest and other income, net was lower interest income, as the increases in the average balances of cash and investments were more than offset by a continued decrease in interest rates.

Loss on Extinguishment of Debt. During Fiscal 2011, the Company prepaid the mortgage on its Suffern, New York facility, resulting in a $4.0 million pretax loss on the extinguishment of debt.  During Fiscal 2010, the Company incurred a $5.8 million loss of the extinguishment of debt.  This loss related to a tender offer and redemption of all of the then outstanding Convertible Notes.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $37.9 million, or 49.9%, to $113.9 million in Fiscal 2011 from $76.0 million in Fiscal 2010. The increase in provision for income taxes was primarily a result of higher pretax income in Fiscal 2011 and an increase in our reported effective tax rate of 370 basis points, to 40.0% in Fiscal 2011 from 36.3% in Fiscal 2010. The higher effective tax rate was primarily the result of the reversal of certain liabilities for uncertain tax positions in Fiscal 2010, which had the effect of lowering the effective tax rate in Fiscal 2010.  The higher effective tax rate in Fiscal 2011 also reflected higher non-deductible expenses.

Net Income. Net income increased by $37.1 million, or 21.8%, to $170.5 million in Fiscal 2011 from $133.4 million in Fiscal 2010. The increase was primarily due to the inclusion of Justice for the full-year period as compared to a partial period in the prior year, which only included the operations of Justice from the merger date of November 25, 2009.  Also contributing to the increase in operating income levels in Fiscal 2011 was the strong growth in our maurices and Justice segments, offset in part by lower operating income in our dressbarn segment.  These net increases were offset in part by an increase in the provision for income taxes of $37.9 million.

Net Income Per Diluted Common Share.  Net income per diluted share increased by $0.38, or 22.0%, to $2.11 per share in Fiscal 2011 from $1.73 per share in Fiscal 2010. The increase in diluted per share results was due to the higher level of net income, as previously discussed. Weighted-average diluted common shares outstanding increased to 80.9 million shares in Fiscal 2011 from 77.0 million shares Fiscal 2010, which partially offset the positive effect of the higher level of net income.

Fiscal 2010 Compared to Fiscal 2009

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 31, 2010	July 25, 2009	$ Change	% Change
	(millions, except per share data)
Net Sales	$2,374.6	$1,494.2	$880.4	58.9%

Cost of goods sold(a)	(1,395.3)	(918.3)	(477.0)	51.9%
Cost of goods sold as % of net sales	58.8%	61.5%
Selling, general and administrative expenses	(690.2)	(422.4)	(267.8)	63.4%
SG&A as % of net sales	29.1%	28.3%
Depreciation and amortization expense	(71.6)	(48.5)	(23.1)	47.6%
Operating income	217.5	105.0	112.5	107.1%
Operating income as % of net sales	9.2%	7.0%

Interest expense	(6.6)	(10.0)	3.4	(34.0)%
Interest and other income, net	4.3	6.5	(2.2)	(33.8)%
Loss on extinguishment of debt	(5.8)	—	(5.8)	NM
Income before provision for income taxes	209.4	101.5	107.9	106.3%

Provision for income taxes	(76.0)	(34.9)	(41.1)	117.8%
Effective tax rate(b)	36.3%	34.4%
Net income	$133.4	$66.6	$66.8	100.3%

Net income per common share:
Basic	$1.85	$1.11	$0.74	66.7%
Diluted	$1.73	$1.06	$0.67	63.2%

(a) Includes buying and occupancy costs and excludes depreciation.
(b)  Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM Not meaningful

Net Sales. Net sales increased by $880.4 million, or 58.9%, to $2.375 billion in Fiscal 2010 from $1.494 billion in Fiscal 2009.  The increase was primarily due to the inclusion of Justice for a partial period in Fiscal 2010, which included sales from the merger date of November 25, 2009 to July 31, 2010.  Justice sales were $711.9 million in Fiscal 2010.  Also contributing to the higher sales levels in Fiscal 2010 were increases of $75.8 million at dressbarn and $92.7 million at maurices.  On a consolidated basis, comparable store sales increased 9% during Fiscal 2010. On a reported basis, the inclusion of the 53rd week in Fiscal 2010 resulted in incremental revenues of approximately $56 million.

Net sales and comparable store sales data for our three business segments is presented below.

	Fiscal Years Ended
	July 31, 2010	July 25, 2009	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
dressbarn	$982.0	$906.2	$75.8	8.4%	6%
maurices	680.7	588.0	92.7	15.8%	6%
Justice	711.9	—	711.9	100.0%	18%
Total net sales	$2,374.6	$1,494.2	$880.4	58.9%	9%

(a)
Comparable store sales refer to the growth of sales on stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions).  The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

dressbarn net sales. The net increase primarily reflects:

•	an increase of $50.8 million, or 6%, in comparable store sales during Fiscal 2010;
•	an $8.7 million increase in non-comparable stores sales, primarily driven by an increase related to new store openings in Fiscal 2010; and
•	a $16.3 million increase in net sales due to the inclusion of the 53rd week of sales in Fiscal 2010.

maurices net sales. The net increase primarily reflects:

•	an increase of $33.2 million, or 6%, in comparable store sales during Fiscal 2010;
•	a $37.2 million increase in non-comparable stores sales mainly driven by an increase related to 36 net new store openings in Fiscal 2010;
•	an increase of $8.2 million in revenues from e-commerce operations, which commenced operations in Fiscal 2010; and
•	a $14.1 million increase in net sales due to the inclusion of the 53rd week of sales in Fiscal 2010.

Justice net sales. The Tween Brands Merger was consummated on November 25, 2009; therefore, net sales for Fiscal 2010 includes the operations of Justice since that date.

Cost of Goods Sold, including occupancy and buying costs, excluding depreciation. Cost of goods sold increased by $ 477.0 million, or 51.9%, to $1.395 billion in Fiscal 2010 from $918.3 million in Fiscal 2009.  Cost of goods sold as a percentage of net sales decreased by 270 basis points to 58.8% in Fiscal 2010 from 61.5% in Fiscal 2009.  Gross profit, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 270 basis points to 41.2% in Fiscal 2010 from 38.5% in Fiscal 2009.  The increase was primarily due to higher merchandise margins resulting from fewer merchandise markdowns and the leveraging of occupancy costs due to the comparable store sales increases.

Cost of goods sold as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from year to year.

SG&A Expenses. SG&A expenses increased by $267.8 million, or 63.4%, to $690.2 million in Fiscal 2010 from $422.4 million in Fiscal 2009.  The increase was primarily due to the inclusion of Justice for a partial period in Fiscal 2010, which included SG&A expenses from the merger date of November 25, 2009 to July 31, 2010.

SG&A expenses as a percentage of net sales increased by 80 basis points to 29.1% in Fiscal 2010 from 28.3% in Fiscal 2009.  The increase was primarily due to merger and integration related costs in Fiscal 2010, as well as higher marketing and incentive compensation, offset in part by the leveraging of payroll and benefits.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $23.1 million, or 47.6%, to $71.6 million in Fiscal 2010 from $48.5 million in Fiscal 2009.  The increase was primarily due to the inclusion of Justice for a partial period in Fiscal 2010, which included depreciation and amortization expenses from the merger date of November 25, 2009 to July 31, 2010.  Justice depreciation and amortization expense was $23.7 million in Fiscal 2010.  Partially offsetting the Justice increase was a combined $0.6 million decrease in depreciation and amortization expense from maurices and dressbarn.

Operating Income. Operating income increased by $112.5 million, or 107.1%, to $217.5 million in Fiscal 2010 from $105.0 million in Fiscal 2009.  Operating income as a percentage of net sales increased 220 basis points, to 9.2% in Fiscal 2010 from 7.0% in Fiscal 2009. The increase was primarily due to higher gross profit and the leveraging of SG&A expenses.

Operating income data for the three business segments is presented below.

	Fiscal Years Ended
	July 31, 2010	July 25, 2009	$ Change	% Change
	(millions)		(millions)
Operating income:
dressbarn	$59.8	$44.9	$14.9	33.2%
maurices	93.0	60.1	32.9	54.7%
Justice	64.7	—	64.7	100.0%
Total operating income	$217.5	$105.0	$112.5	107.1%

dressbarn operating income increased by approximately $14.9 million primarily as a result of higher gross profit relating to the higher sales levels, partially offset by higher SG&A expenses primarily driven by merger and integration related costs included in Fiscal 2010.

maurices operating income increased by approximately $32.9 million primarily as a result of higher gross profit driven by fewer markdowns and the leveraging of SG&A expenses due to the comparable store sales increases.

Justice operating income. The Tween Brands Merger was consummated on November 25, 2009; therefore, operating income for Fiscal 2010 included the operations of Justice since that date.

Interest Expense. Interest expense decreased by $3.4 million, or 34%, to $6.6 million in Fiscal 2010 from $10.0 million in Fiscal 2009.  The decrease in the Fiscal 2010 period was primarily the result of the redemption of Convertible Notes on January 22, 2010, as the related interest expense was only included for a partial period in Fiscal 2010.

Interest and Other Income, Net.  Interest and other income, net decreased by $2.2 million to $4.3 million in Fiscal 2010 from $6.5 million in Fiscal 2009.  The decrease was primarily due to lower interest income as a decrease in interest rates translated into a decrease in yields on investments during Fiscal 2010.

Loss on Extinguishment of debt. The Company incurred a $5.8 million loss of the extinguishment of debt in Fiscal 2010.  This loss related to the tender offer and redemption of all of the then outstanding Convertible Notes.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $41.1 million, or 117.8%, to $76.0 million in Fiscal 2010 from $34.9 million in Fiscal 2009. The increase in provision for income taxes was primarily a result of higher pretax income in Fiscal 2010 (largely related to the Tween Brands Merger) and an increase in our reported effective tax rate of 190 basis points, to 36.3% in Fiscal 2010 from 34.4% in Fiscal 2009. The higher effective tax rate in Fiscal 2010 was primarily the result of higher reversals of certain liabilities for uncertain tax positions in Fiscal 2009.  The reversal of such liabilities did not benefit the effective tax rate to the same extent in Fiscal 2010 due to the overall increase in pretax income.

Net Income. Net income increased by $66.8 million, or 100.3%, to $133.4 million in Fiscal 2010 from $66.6 million in Fiscal 2009.  The increase was primarily due to the inclusion of Justice for a partial period in Fiscal 2010, which included the operations of Justice from the merger date of November 25, 2009 to July 31, 2010.  Also contributing to the net income levels in Fiscal 2010 were increases in operating income of $14.9 million at dressbarn and $32.9 million at maurices.  These increases were offset in part by an increase in the provision for income taxes of $41.1 million.

Net Income Per Diluted Common Share. Net income per diluted share increased by $0.67, or 63.2%, to $1.73 per share in Fiscal 2010 from $1.06 per share in Fiscal 2009. The increase in diluted per share results was due to the higher level of net income, as previously discussed.
Weighted-average diluted common shares outstanding increased to 77.0 million shares in Fiscal 2010 from 63.0 million shares Fiscal 2009, which partially offset the positive effect of the higher level of net income.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	$ Change
	(millions)		(millions)
Cash and cash equivalents	$243.5	$240.6	$2.9
Short-term investments	54.1	86.5	(32.4)
Non-current investments	138.5	15.8	122.7
Total debt	—	(26.0)	26.0
Net cash and investments (a)	$436.1	$316.9	$119.2
Equity	$1,158.0	$1,014.7	$143.3

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

The increase in our net cash and investments position as of July 30, 2011 as compared to July 31, 2010 was primarily due to our operating cash flows partially offset by our use of cash to support treasury stock repurchases, capital expenditures and the repayment of debt. Particularly, in Fiscal 2011, we used $72.9 million to repurchase 2.5 million shares of common stock and used $102.1 million for capital expenditures. In addition, we used $29.2 million for the repayments of debt in Fiscal 2011.

The increase in equity was primarily due to the Company’s net income in Fiscal 2011, offset in part by the Company’s common stock repurchase program.

Cash Flows

Fiscal 2011 Compared to Fiscal 2010

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010
	(millions)
Net cash provided by operating activities	$280.8	$231.4
Net cash (used in) / provided by investing activities	(197.2)	76.4
Net cash used in financing activities	(80.7)	(308.0)
Net increase (decrease) in cash and cash equivalents(a)	$2.9	$(0.2)

(a)
Excludes changes in short-term and non-current investments. Short-term and non-current investments increased in the aggregate by $90.3 million in Fiscal 2011 and decreased in the aggregate by $41.5 million in Fiscal 2010.

Net Cash Provided by Operating Activities.  Net cash provided by operations was $280.8 million for Fiscal 2011, compared with $231.4 million during Fiscal 2010.  The increase was primarily driven by increases in net income, non-cash depreciation and amortization expense, non-cash stock based compensation expense and accounts payable and accrued liabilities, offset in part by an increase in the amount of cash used to purchase inventories.

Net Cash (Used in)/Provided by Investing Activities. Net cash used in investing activities for Fiscal 2011 was $197.2 million, consisting primarily of a net $90.0 million spent to purchase investments and $102.1 million of capital expenditures.  Net cash provided by investing activities for Fiscal 2010 was $76.4 million, consisting primarily of $82.8 million of cash acquired in the Tween Brands Merger, and a net increase of $62.1 million in investment proceeds, offset in part by $65.2 million of capital expenditures.

Net Cash Used in Financing Activities. Net cash used in financing activities was $80.7 million during Fiscal 2011, consisting primarily of $72.9 million for the repurchase of common stock, $29.2 million for the repayment of debt, offset in part by proceeds relating to our stock-based compensation plans. Net cash used in financing activities for the prior fiscal year was $308.0 million, which mainly consisted of $162.9 million for the repayment of Justice long-term debt in connection with the Tween Brands Merger, the repayment of Convertible Notes of $122.4 million and $37.9 million for the repurchase of stock, offset in part by proceeds relating to our stock-based compensation plans.

Fiscal 2010 Compared to Fiscal 2009

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	July 31, 2010	July 25, 2009
	(millions)
Net cash provided by operating activities	231.4	$172.7
Net cash provided by / (used in) investing activities	76.4	(57.0)
Net cash used in financing activities	(308.0)	(2.2)
Net (decrease) increase in cash and cash equivalents (a)	$(0.2)	$113.5

(a)
Excludes changes in short-term and non-current investments. Short-term and non-current investments decreased in the aggregate by $41.5 million in Fiscal 2010 and decreased in the aggregate by $7.3 million in Fiscal 2009.

Net Cash Provided by Operating Activities.  Net cash provided by operations was $231.4 million for Fiscal 2010 compared with $172.7 million for Fiscal 2009.  The increase of $58.7 million was primarily driven by the higher level of accounts payable and accrued salaries, wages and related expenses, offset by an increase of merchandise inventories due to higher inventory requirements at the Justice brand for the fall back-to-school season.

Net Cash Provided by Investing Activities. Net cash provided by investing activities for Fiscal 2010 was $76.4 million, consisting primarily of net proceeds from the redemption of investment securities of $62.1 million and net cash acquired in the Tween Brands Merger of $82.8 million, offset in part by $65.2 million of capital expenditures.  Net cash used in investing activities for Fiscal 2009 was $57.0 million, consisting primarily of $58.4 million capital expenditures.

Net Cash Used in Financing Activities. Net cash used by financing activities was $308.0 million during Fiscal 2010, while net cash used by financing activities was $2.2 million during Fiscal 2009.  Our use of cash in Fiscal 2010 was primarily related to the Tween Brands Merger debt repayment of $162.9 million, the redemption of the Convertible Notes of $122.4 million and the repurchase of common stock for $37.9 million. Our use of cash in Fiscal 2009 was primarily related the repurchase of common stock for $4.7 million partially offset proceeds from relating to stock compensation plans.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, $200 million of availability under our Credit Agreement (as defined below), available cash and cash equivalents, investments and other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, any future dividend requirements, investment in technological infrastructure,  acquisitions, debt repayment, stock repurchases, any future debt requirements, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating, capital requirements and any debt service for the foreseeable future.

As discussed in the “Debt” section below, we had no revolving credit borrowings outstanding under our Credit Agreement as of July 30, 2011. As discussed further below, we may elect to draw on our Credit Agreement or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. We believe that our Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of July 30, 2011, there were five financial institutions participating in the Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 29%.  Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

Debt

Credit Agreement

See Note 15 of the audited consolidated financial statements regarding Ascena’s credit agreement. As of July 30, 2011, we had no borrowings outstanding and $191.2 million available under the Credit Agreement.  The amount available under the Credit Agreement is net of $8.8 million of outstanding letters of credit. As of July 30, 2011, the Company also had issued $26.0 million of private label letters of credit relating to the importation of merchandise.

Our Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense and (iv) rent expense. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) capital lease payments, (e) mandatory cash contributions to any employee benefit plan and (f) any restricted payments paid in cash.  We are required to maintain a minimum fixed charge coverage ratio for any period of four fiscal quarters of at least 1.10 to 1.00.  As of July 30, 2011, the actual fixed charge coverage ratio was 1.60 to 1.00.  We were in compliance with all financial covenants contained in the Credit Agreement as of July 30, 2011, and expect to be in compliance in all periods during the next twelve months.

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

Mortgage

In connection with the 2003 purchase of the Company’s Suffern, New York facility, a subsidiary of the company borrowed $34.0 million under a 5.33% rate mortgage loan.  This mortgage loan (the “Mortgage”) was collateralized by a mortgage lien on such facility, of which the major portion is the Company’s corporate offices and the dressbarn brand’s offices.  In July 2011, the Company prepaid the outstanding principal balance of the mortgage in full. The payment of approximately $28 million resulted in a $4.0 million pretax loss on the extinguishment of debt in Fiscal 2011, which has been disclosed separately in the accompanying audited consolidated statements of operations.

Payment of Dividends

Our Credit Agreement does not permit cash dividends, but allows us to pay stock dividends, provided that at the time of and immediately after giving effect to the stock dividend, (i) there is no default or event of default, (ii) the fixed charge coverage ratio (as defined in the Credit Agreement) is not less than 1.25 to 1.00, and (iii) borrowings under the Credit Agreement do not exceed 75% of the total available borrowings (such that availability (as defined in the Credit Agreement) is not less than 25% of the aggregate revolving commitments (as defined in the Credit Agreement)).  Dividends are payable when declared by our Board of Directors.  Currently, the Board of Directors does not plan to pay any dividends.

Common Stock Repurchase Program

On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”).  Under the 2010 Stock Repurchase Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to overall business and market conditions.

In Fiscal 2011, 2.5 million shares of common stock were repurchased by the Company at an aggregate cost of $72.9 million under the repurchase program.  The remaining availability under the 2010 Stock Repurchase Program was approximately $27.1 million at July 30, 2011.  In Fiscal 2010, 1.6 million shares of common stock were repurchased by the Company at an aggregate cost of $37.9 million.  In Fiscal 2009, 0.5 million shares of common stock were repurchased by the Company at an aggregate cost of $4.7 million.

On September 22, 2011, the Company’s Board of Directors authorized an expansion of its existing 2010 Stock Repurchase Program by $100 million.  When taken with the existing availability under the 2010 Stock Repurchase Program, the availability to repurchase shares of common stock was increased to $127.1 million as of the date of authorization.

Repurchased shares normally are retired and treated as authorized but unissued shares.

CONTRACTUAL AND OTHER OBLIGATIONS

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations as of July 30, 2011, and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flow in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its $200 million credit facility or other potential sources of financing.

	Payments Due by Period
Contractual Obligations	Fiscal 2012	Fiscal 2013- 2014	Fiscal 2015- 2016	Fiscal 2017 and Thereafter	Total
	(millions)
Operating leases	$238.7	$376.4	$256.6	$223.4	$1,095.1
Inventory purchase commitments	174.3	—	—	—	174.3
Other commitments	0.7	0.5	0.1	—	1.3
Total	$413.7	$376.9	$256.7	$223.4	$1,270.7

The following is a description of the Company's material, firmly committed contractual obligations as of July 30, 2011:

•
Operating lease obligations represent the minimum lease rental payments under non-cancelable leases for the Company's real estate and operating equipment in various locations around the world. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties; and

•	Inventory purchase commitments represent the Company's legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $21.9 million as of July 30, 2011. This liability for unrecognized tax benefits has been excluded from the above table because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) amounts included in current liabilities in the consolidated balance sheet as of July 30, 2011, as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes and other miscellaneous items).

The Company also has certain contractual arrangements that would require it to make payments if certain circumstances occur. See Notes 17 and 18 to the accompanying audited consolidated financial statements for a description of the Company's contingent commitments not included in the above table, including obligations under employment agreements.

Off-Balance Sheet Arrangements

The Company's off-balance sheet firm commitments, which include outstanding letters of credit and private label letters of credit, amounted to approximately $58.7 million as of July 30, 2011. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on its financial condition or results of operations.

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices.  These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio.  Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks.  However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes.  As of the end of Fiscal 2011, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates.  Purchases of inventory for resale in our retail stores normally are transacted in U.S. dollars.  In addition, our wholly owned international retail operations represented less than 1% of our consolidated revenues for Fiscal 2011.  In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

Our Company currently has no debt outstanding.  However, we have approximately $200 million of borrowing availability under our Credit Agreement.  Borrowings under our Credit Agreement are subject to interest charges at variable rates.  Accordingly, to the extent we borrow under the Credit Agreement, we are subject to market risks related to changes in interest rates.  See Note 15 to our audited consolidated financial statements for a summary of the terms and conditions of our Credit Agreement.

Investment Risk Management

As of the end of Fiscal 2011, our Company had cash and cash equivalents on-hand of $243.5 million, primarily invested in money market funds and commercial paper with original maturities of 90 days or less. The Company's other significant investments included $54.1 million of short-term investments, primarily municipal bonds with original maturities greater than 90 days; and $138.5 million of non-current investments, primarily municipal bonds and auction rate securities (“ARS”) issued through various municipalities with maturities greater than one year.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at the end of Fiscal 2011. This represents a concentration of credit risk.  With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

Our ARS of $12.0 million at July 30, 2011 are primarily AAA/Aaa rated with the vast majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program with the remaining securities backed by monoline insurance companies.  These ARS may pose a higher risk of future impairment by us as a result of the illiquidity associated with these securities.  During February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction.  In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we may not be able to do so without a potential loss of principal.  We believe that the current lack of liquidity in the ARS market will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have no intent to sell, nor is it more likely than not that we will be required to sell these ARS investments until a recovery of the auction process, redemption by the issuer or, if necessary, maturity.  These securities are currently paying in accordance with their contractual terms, and as such, management does not believe the underlying securities or collateral have been permanently affected.

We evaluate investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors we considered include: (i) the length of time and the extent to which the fair value has been below cost; (ii) the financial condition, credit worthiness and near-term prospects of the issuer; (iii) the length of time to maturity; (iv) future economic conditions and market forecasts; (v) our intent and ability to retain our investment for a period of time sufficient to allow for recovery of market value; and (vi) an assessment of whether it is more-likely-than-not that we will be required to sell our investment before recovery of market value.  There has been no other-than-temporary impairments recorded on our investment securities during any of the periods presented.

CRITICAL ACCOUNTING POLICIES

The SEC's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company's estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. The Company believes that the following list represents its critical accounting policies as contemplated by FRR 60. For a discussion of all of the Company's significant accounting policies, see Notes 3 and 4 to the accompanying audited consolidated financial statements.

Inventories

Inventory is valued using the retail method of accounting and is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market.  Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory.  The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality.  Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.

The Company continuously reviews its inventory levels to identify slow-moving merchandise and necessary markdowns to clear slow-moving merchandise, which reduces the cost of inventories to its estimated net realizable value.  Consideration is given to a number of quantitative and qualitative factors, including current pricing levels and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions.  Estimates of markdown requirements may differ from actual results due to changes in quantity, quality and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions.  The Company’s historical estimates of these costs and its markdown provisions have not differed materially from actual results.

Reserves for inventory shrinkage, representing the risk or physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

Sales Returns Reserves

A significant area of judgment affecting reported revenue and net income is estimating sales return reserves, which represent that portion of gross revenues not expected to be realized. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns.

In determining estimates of returns, management analyzes historical trends, seasonal results, current economic and market conditions and store performance. The Company reviews and refines these estimates on a quarterly basis. The Company's historical estimates of these costs have not differed materially from actual results.

Impairment of Goodwill and Other Intangible Assets

Goodwill and certain other intangible assets deemed to have indefinite useful lives, are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and performance of the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. To assist management in the process of determining goodwill impairment, the Company reviews and considers appraisals from independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. In addition, in evaluating finite-lived intangible assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.  The Company recorded non-cash impairment charges of $2.0 million in its maurices segment in each of Fiscal 2009 and 2010 to reduce the carrying value of the Studio Y trade name to its estimated fair value.

The Company performed its annual impairment assessment of goodwill during the fourth quarter of Fiscal 2011. Based on the results of the impairment assessment as of June 30, 2011, the Company confirmed that the fair value of its reporting units substantially exceeded their respective carrying values and that there were no reporting units that were at risk of impairment. Additionally, there has been no impairment losses recorded in connection with the assessment of the recoverability of goodwill during any of the three fiscal years presented.

Impairment of Long-Lived Assets

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

In determining future cash flows, the Company takes various factors into account, including changes in merchandising strategy, the emphasis on retail store cost controls, the effects of macroeconomic trends such as consumer spending, and the impacts of more experienced retail store managers and increased local advertising. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations.

During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company recorded non-cash impairment charges of $4.6 million, $8.7 million and $6.3 million, respectively, to reduce the net carrying value of certain long-lived assets to their estimated fair value. See Note 12 to the accompanying audited consolidated financial statements for further discussion.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  Such liabilities are capped through the use of stop loss contracts with insurance companies.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  As of July 30, 2011 and July 31, 2010, these reserves were $14.8 million and $14.6 million, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business.  The Company is self-insured for expenses related to its employee medical and dental plans, and its workers’ compensation plan, up to certain thresholds.  Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data.  The Company has stop-loss insurance coverage for individual claims in excess of $250,000 at dressbarn and maurices and $200,000 at Justice.  The Company believes its accruals for claims and contingencies are adequate based on information currently available.  However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

Stock-Based Compensation

The Company expenses all share-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to or exceeding fair market value at the date of grant. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. Certain key assumptions involve estimating future uncertain events. The key factors influencing the estimation process include the expected term of the option, the expected stock price volatility factor, the expected dividend yield and risk-free interest rate, among others. Generally, once stock option values are determined, current accounting practices do not permit them to be changed, even if the estimates used are different from the actuals.

Determining the fair value of stock-based compensation at the date of grant requires significant judgment by management, including estimates of the above Black-Scholes assumptions. In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, if management changes its assumptions for future stock-based award grants, or if there are changes in market conditions, stock-based compensation expense and the Company's results of operations could be materially impacted.

Restricted Stock and Restricted Stock Units ("RSUs")

The Company grants restricted shares of common stock and service-based RSUs to certain of its employees. In addition, the Company grants performance-based RSUs to senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted common stock.  Compensation expense for performance-based RSUs is recognized over the related service period when attainment of the performance goals is deemed probable, which involves judgment on the part of management.

Income Taxes

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets and liabilities, current taxes payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. Generally Accepted Accounting Principles and tax reporting. Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment.

In addition, valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

In determining the income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions. If the Company considers that a tax position is "more-likely-than-not" of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment, and the Company often obtains assistance from external advisors. To the extent that the Company's estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company's consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.

See Note 16 to the accompanying audited consolidated financial statements for further discussion of the Company's income taxes.

Contingencies

We are periodically exposed to various contingencies in the ordinary course of conducting our business, including certain litigations, contractual disputes, employee relation matters, various tax audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. In addition, if it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, we disclose the estimated impact on our liquidity, financial condition and results of operations. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties and governmental actions. As a result, the accounting for loss contingencies relies heavily on estimates and assumptions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 4 to the accompanying audited consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our financial statements in future reporting periods.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of our exposure to, and management of our market risks, see “Market Risk Management” in item 7 included elsewhere in this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Ascena Retail Group, Inc. and subsidiaries are filed together with this report:  See “Index to Financial Statements,” Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the fiscal year end covered by this Annual Report on Form 10-K.

 (b) Management’s Assessment of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of the Company's assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company's internal controls over financial reporting were effective at the reasonable assurance level as of the fiscal year end covered by this Annual Report on Form 10-K.

Deloitte and Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting.  The report is included elsewhere herein.

 (c) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during the Fiscal quarter ended July 30, 2011 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year. We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.ascenaretail.com, then “For Investors”, then under the Investors Relations pull-down menu, click on “Code of Ethics”.  We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on our website.  We undertake to provide to any person a copy of this Code of Ethics upon request to our Secretary at our principal executive offices, 30 Dunnigan Drive, Suffern, NY 10901.

Item 11. Executive Compensation.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 30, 2011 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,914,809	$16.93	5,893,492	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	6,914,809	$16.93	5,893,492

(1)
All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s Amended and Restated 2010 Stock Incentive Plan.

Other Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services.

The information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)1.,  2. Financial Statements and Financial Statement Schedules, See index on page F-1.

ITEM 15.  (b)  LIST OF EXHIBITS

The following exhibits are filed as part of this Report and except Exhibits 10.5, 10.7, 10.9, 10.10, 10.12, 10.16, 10.17, 10.23, 10.24, 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference from the sources shown.

Exhibit Number	Description	Incorporated By Reference From
2.1	Agreement and Plan of Merger, dated as of June 24, 2009, among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc.	(1)

2.2	Agreement and Plan of Reorganization, dated as of August 20, 2010, among The Dress Barn, Inc., Ascena Retail Group, Inc. and DB Merger Corp.	(2)

3.1	Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(3)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(19)

3.3	By-Laws of Ascena Retail Group, Inc.	(3)

10.1	Purchase and Sale Agreement, dated January 28, 2003, between Rockland Warehouse Center Corporation, as seller, and Dunnigan Realty, LLC, as buyer, with respect to 30 Dunnigan Drive, Suffern, NY	(4)

10.2	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:

	10.6.1 Danbury, CT store	(5)

	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(6)

10.3	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord, and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office and distribution space in Suffern, New York	(7)

10.4	1993 Incentive Stock Option Plan	(8) *

10.5	Amendment No. 1 to 1993 Incentive Stock Option Plan*

10.6	1995 Stock Option Plan	(9) *

10.7	Amendment No. 1 to 1995 Stock Option Plan*

10.8	2010 Stock Incentive Plan	(3) *

10.9	Amendment No. 1, dated December 17, 2010, to 2010 Stock Incentive Plan*

10.10	Amendment No. 2, dated September 22, 2011, to 2010 Stock Incentive Plan*

10.11	Executive 162(m) Bonus Plan (reflects Amendment Number One, dated August 31, 2009, and Amendment Number Two, dated September 8, 2009)	(10) *

10.12	Amendment Number Three to Executive 162(m) Bonus Plan*

10.13	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(11) *

10.14	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(12) *

10.15	Employment Agreement dated May 2, 2002 with David R. Jaffe	(11) *

10.16	Amendment No. 1, dated January 1, 2009, to David R. Jaffe Employment Agreement*

10.17	Amendment No. 2, dated September 22, 2011, to David R. Jaffe Employment Agreement*

10.18	Employment Agreement dated April 23, 2010 with Michael W. Rayden	(13)*

10.19	Employment Agreement dated July 26, 2005 with Gene L. Wexler	(14) *

10.20	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(15) *

10.21	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail Consulting Ltd.	(16) *

10.22	Executive Severance Plan dated as of March 3, 2010	(17)*

10.23	Amendment No. 1 to Executive Severance Plan*

10.24	Form of Indemnification Agreement, adopted January 1, 2011, for Members of the Board of Directors and certain executive officers*

10.25	Amended and Restated Credit Agreement, dated as of January 3, 2011, among the Company, the Borrowing Subsidiaries, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	(18)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(7)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

References as follows:

(1)
DBI’s Current Report on Form 8-K filed on June 25, 2009. Excludes schedules, exhibits and certain annexes, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request.

(2)	Annex I to November 18, 2010 Definitive Proxy Statement filed by The Dress Barn, Inc.

(3)	Annexes II, III and IV to November 18, 2010 Proxy Statement filed by The Dress Barn, Inc.

(4)	The Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2003.

(5)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2 82916) declared effective May 4, 1983 (Exhibit 10(l)).

(6)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992 (Exhibit 10(h)(h)).

(7)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003 (Exhibits 10(m)(m) and 14).

(8)	The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 25, 1993 (Exhibit 28).

(9)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996 (Exhibit 10(nn)).

(10)	November 9, 2009 Proxy Statement (Annex A).

(11)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002 (Exhibits 10(t)(t) and 10(u)(u)).

(12)	The Company’s Report on Form 8-K filed July 13, 2006 (Exhibit 99.1).

(13)	The Company's Quarterly Report on Form 8-K filed April 29, 2010 (Exhibit 10.1).

(14)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005 (Exhibit 10.25).

(15)	The Company’s Report on Form 8-K filed August 30, 2006 (Exhibit 99.1).

(16)	The Company’s Report on Form 8-K filed July 19, 2006 (Exhibit 99.1).

(17)	The Company's Report on Form 8-K filed April 22, 2010 (Exhibit 10.1).

(18)	The Company’s Report on Form 8-K filed November 30, 2010 (Exhibit 99.1).

(19)	The Company’s Report on Form 8-K filed January 3, 2011 (Exhibit 3.1).

*Each of these exhibits constitute a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this report.

ITEM 15.  (c)  FINANCIAL STATEMENT SCHEDULES

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ascena Retail Group, Inc.

Date: September 28, 2011	by	/s/ DAVID R. JAFFE
David R. Jaffe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe	Chairman of the Board and Founder	September 28, 2011

/s/ DAVID R. JAFFE
David R. Jaffe	Director, President and	September 28, 2011
Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL W. RAYDEN
Michael W. Rayden	Chief Executive Officer, Tween Brands, Inc.	September 28, 2011

/s/ KATE BUGGELN
Kate Buggeln	Director	September 28, 2011

/s/ KLAUS EPPLER
Klaus Eppler	Director	September 28, 2011

/s/ RANDY L. PEARCE
Randy L. Pearce	Director	September 28, 2011

/s/ JOHN USDAN
John Usdan	Director	September 28, 2011

/s/ ARMAND CORREIA
Armand Correia	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 28, 2011

/s/ JAY LEVINE
Jay Levine	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	September 28, 2011

ASCENA RETAIL GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All schedules are omitted because either they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	July 30, 2011	July 31, 2010
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$243.5	$240.6
Short-term investments	54.1	86.5
Inventories	365.3	320.3
Deferred tax assets	25.3	21.4
Prepaid expenses and other current assets	72.3	47.3
Total current assets	760.5	716.1
Non-current investments	138.5	15.8
Property and equipment, net	489.0	478.1
Goodwill	234.3	229.7
Other intangible assets, net	184.2	185.6
Other assets	33.1	28.8
Total assets	$1,839.6	$1,654.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$181.9	$178.7
Accrued expenses and other current liabilities	162.4	148.8
Deferred income	32.3	27.5
Income taxes payable	5.6	2.8
Current portion of long-term debt	—	1.4
Total current liabilities	382.2	359.2
Long-term debt	—	24.6
Lease-related liabilities	169.2	178.7
Deferred income taxes	45.7	20.3
Other non-current liabilities	84.5	56.6
Commitments and contingencies (Note 18)
Total liabilities	681.6	639.4

Equity:
Common stock, par value $0.01 and $0.05 per share, respectively; issued and outstanding- 77.4 million and 78.5 million shares, respectively	0.7	3.9
Additional paid-in capital	472.8	427.2
Retained earnings	686.9	589.3
Accumulated other comprehensive (loss)	(2.4)	(4.3)
Total Ascena Retail Group, Inc. equity	1,158.0	1,016.1
Non-controlling interest	—	(1.4)
Total equity	1,158.0	1,014.7
Total liabilities and equity	$1,839.6	$1,654.1

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	July 25, 2009
	(millions, except per share data)

Net sales	$2,914.0	$2,374.6	$1,494.2
Cost of goods sold, including occupancy and buying costs
(excluding depreciation which is shown separately below)	(1,682.3)	(1,395.3)	(918.3)
Selling, general and administrative expenses	(852.1)	(690.2)	(422.4)
Depreciation and amortization expense	(89.8)	(71.6)	(48.5)
Operating income	289.8	217.5	105.0

Interest expense	(2.5)	(6.6)	(10.0)
Interest and other income, net	1.1	4.3	6.5
Loss on extinguishment of debt (Note 15)	(4.0)	(5.8)	—
Income before provision for income taxes	284.4	209.4	101.5

Provision for income taxes	(113.9)	(76.0)	(34.9)

Net income	$170.5	$133.4	$66.6

Net income per common share:
Basic	$2.18	$1.85	$1.11
Diluted	$2.11	$1.73	$1.06

Weighted average common shares outstanding:
Basic	78.1	72.2	60.0
Diluted	80.9	77.0	63.0

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	July 25, 2009
	(millions)
Cash flows from operating activities:
Net income	$170.5	$133.4	$66.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	89.8	71.6	48.5
Deferred income tax expense	16.9	14.7	0.9
Deferred rent and other occupancy costs	(24.2)	(18.1)	(4.1)
Loss on extinguishment of debt (Note 15)	4.0	5.8	—
Loss on sale of investment	2.5	—	—
Non-cash stock-based compensation expense	19.7	10.0	6.6
Non-cash impairments of assets	4.6	10.7	8.3
Non-cash interest expense	2.8	4.0	6.2
Other non-cash expense (income)	(4.7)	(3.8)	(0.7)
Excess tax benefits from stock-based compensation	(5.7)	(5.8)	(0.9)
Changes in operating assets and liabilities:
Inventories	(45.1)	(10.2)	(6.6)
Accounts payable and accrued liabilities	17.9	7.2	36.0
Deferred income liabilities	8.3	4.7	1.0
Lease-related liabilities	14.5	7.7	9.9
Other balance sheet changes	9.0	(0.5)	1.0
Net cash provided by operating activities	280.8	231.4	172.7

Cash flows from investing activities:
Net cash acquired in Tween Brands Merger (Note 6)	—	82.8	—
Purchases of investments	(176.0)	(78.3)	(95.5)
Proceeds from sales and maturities of investments	86.0	140.4	97.1
Investment in life insurance policies	(5.1)	(3.3)	(0.2)
Capital expenditures	(102.1)	(65.2)	(58.4)
Net cash (used in) provided by investing activities	(197.2)	76.4	(57.0)

Cash flows from financing activities:
Repayments of debt (Notes 6 and 15)	(29.2)	(286.7)	(1.3)
Payment of deferred financing costs	(1.4)	(4.4)	—
Repurchases of common stock	(72.9)	(37.9)	(4.7)
Proceeds from stock options exercised and employee stock purchases	17.1	15.2	2.9
Excess tax benefits from stock-based compensation	5.7	5.8	0.9
Net cash used in financing activities	(80.7)	(308.0)	(2.2)

Net increase (decrease) in cash and cash equivalents	2.9	(0.2)	113.5
Cash and cash equivalents at beginning of period	240.6	240.8	127.3

Cash and cash equivalents at end of period	$243.5	$240.6	$240.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In	Retained			Total Ascena Retail Group,	Non-Controlling	Total
	Shares	Amount	Capital	Earnings	AOCI (a)		Inc. Equity	Interest	Equity
Balance, July 26, 2008	60.3	$3.0	$135.0	$431.3		$(3.0)	$566.3	$—	$566.3
Comprehensive income:
Net income				66.6			66.6		66.6
Net unrealized gains (losses) on available-for-sale investments						(5.4)	(5.4)		(5.4)
Total comprehensive income							61.2		61.2
Change in non-controlling interest				0.5			0.5	(1.2)	(0.7)
Shares issued and equity grants made pursuant to stock-based compensation plans (b)	0.4		10.3				10.3		10.3
Repurchases and retirements of common stock (c)	(0.5)			(4.7)			(4.7)		(4.7)
Balance, July 25, 2009	60.2	$3.0	$145.3	$493.7		$(8.4)	$633.6	$(1.2)	$632.4
Comprehensive income:
Net income				133.4			133.4		133.4
Net unrealized gains (losses) on available-for-sale investments						4.1	4.1		4.1
Total comprehensive income							137.5		137.5
Change in non-controlling interest							—	(0.2)	(0.2)
Shares issued and equity grants made pursuant to stock-based compensation plans (b)	1.8	0.1	30.9				31.0		31.0
Repurchases and retirements of common stock (c)	(1.5)	(0.1)		(37.8)			(37.9)		(37.9)
Shares issued in connection with the Tween Brands Merger	11.8	0.6	250.6				251.2		251.2
Redemption of convertible debt (d)	6.2	0.3	0.4				0.7		0.7
Balance, July 31, 2010	78.5	$3.9	$427.2	$589.3		$(4.3)	$1,016.1	$(1.4)	$1,014.7
Comprehensive income:
Net income				170.5			170.5		170.5
Net unrealized gains (losses) on available-for-sale investments						1.9	1.9		1.9
Total comprehensive income							172.4		172.4
Change in non-controlling interest								1.4	1.4
Par value conversion due to Ascena Reorganization		(3.2)	3.2				—		—
Shares issued and equity grants made pursuant to stock-based compensation plans (b)	1.4		42.4				42.4		42.4
Repurchases and retirements of common stock (c)	(2.5)			(72.9)			(72.9)		(72.9)
Balance, July 30, 2011	77.4	$0.7	$472.8	$686.9	$	(2.4)	$1,158.0	$—	$1,158.0

(a)	Accumulated other comprehensive income (loss) (“AOCI”).
(b)	Includes income tax benefits relating to stock-based compensation arrangements of approximately $5.7 million in Fiscal 2011, $5.8 million in Fiscal 2010, and $0.9 million in Fiscal 2009.
(c)	Shares of common stock repurchased historically have been retired, resulting in a net decrease to retained earnings.
(d)	Includes income tax benefits of $14.7 million recorded in additional paid-in capital relating to the redemption of convertible debt.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Effective January 1, 2011, Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), became the successor reporting company to The Dress Barn, Inc., a Connecticut Corporation (“DBI”), pursuant to a corporate reorganization (the “Ascena Reorganization”).  The Company is a leading national specialty retailer of apparel for women and tween girls operating, through its wholly owned subsidiaries, the dressbarn, maurices, and Justice brands.  The Company operates (through its subsidiaries) over 2,500 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $2.9 billion.  Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into three segments following a brand-oriented approach: dressbarn, maurices and Justice.  The dressbarn segment includes approximately 830 specialty retail and outlet stores, as well as an e-commerce operation that was launched in the first quarter of Fiscal 2011.  The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. The maurices segment includes approximately 784 specialty retail and outlet stores, and e-commerce operations.  The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people).  The Justice segment includes approximately 902 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories.  The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls.

2. Basis of Presentation

Basis of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) and present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest.  The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP.

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related expected forfeiture rates; insurance reserves; and accounting for business combinations.

Fiscal Year

The company utilizes a 52-53 week fiscal year ending on the last Saturday in July.  As such, fiscal year 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011); fiscal year 2010 ended on July 31, 2010 and reflected a 53-week period (“Fiscal 2010”); and fiscal year 2009 ended July 25, 2009 and reflected a 52-week period (“Fiscal 2009”).

Reclassifications

Certain immaterial reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable.  The changes in the sales return reserve for each period are summarized below:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	July 25, 2009
	(millions)
Balance at beginning of period	$4.8	$1.9	$1.7
Addition from Tween Brands Merger	—	9.0	—
Additions – charged to income	12.5	11.2	7.8
Adjustments and/or deductions	(12.7)	(17.3)	(7.6)
Balance at end of period	$4.6	$4.8	$1.9

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

Cost of Goods Sold

Cost of goods sold (“COGS”) consists of all costs of merchandise (net of purchase discounts and vendor allowances), merchandise acquisition costs (primarily commissions and import fees), freight (including costs to ship merchandise between our distribution centers and our retail stores), store occupancy costs (excluding utilities and depreciation), changes in reserve levels for inventory realizability and shrinkage, and all costs associated with the buying and distribution functions.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of COGS in the consolidated statements of operations.  Shipping and handling costs were approximately $12.1 million in Fiscal 2011, $4.4 million in Fiscal 2010 and de minimis in Fiscal 2009.

Marketing and Advertising Costs

Marketing and advertising costs are included in SG&A expenses and are expensed when the advertisement is first exhibited.  Marketing and advertising expenses were $69.6 million for Fiscal 2011, $50.3 million for Fiscal 2010, and $24.5 million for Fiscal 2009.  Deferred marketing and advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were not material at the end of either Fiscal 2011 or Fiscal 2010.

Foreign Currency Translation and Transactions

The financial position and operating results of foreign operations are primarily consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation gains or losses are included in the consolidated statements of equity as a component of accumulated other comprehensive income (“AOCI”), and are not material for any period presented.

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses have historically been immaterial.  However, such amounts are recognized in earnings and are included as part of either SG&A or COGS in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under US GAAP, are excluded from net income (loss). The components of other comprehensive income for the Company primarily consist of unrealized gains and losses on available-for-sale investments and foreign currency translation gains and losses.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Fiscal Years Ended
	July 30,	July 31,	July 25,
	2011	2010	2009
	(millions)
Basic	78.1	72.2	60.0
Dilutive effect of stock options, restricted stock, restricted stock units and convertible debt securities	2.8	4.8	3.0
Diluted shares	80.9	77.0	63.0

During the second quarter of Fiscal 2010, we redeemed all of our convertible notes and, as a result, the 6.2 million shares issued upon the debt extinguishment are now included in the outstanding shares from January 27, 2010.  See Note 15 for further details.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of the end of Fiscal 2011, Fiscal 2010 and Fiscal 2009 there was an aggregate of approximately 1.8 million, 1.8 million and 3.1 million respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

Stock-Based Compensation

The Company expenses all share-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company uses the Black-Scholes valuation method to determine the grant date fair value of its stock option awards.

See Note 21 for further discussion of the Company's stock-based compensation plans.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less, including investments in debt securities.  Investments in debt securities are diversified among high-credit quality securities in accordance with the Company’s risk management policies, and primarily include commercial paper and money market funds.  These amounts are stated at cost, which approximates market value.

The Company also considers receivables from financial institutions related to credit card purchases to be cash equivalents due to the high credit quality and short timeframe for settlement of the outstanding amounts.

Investments

Short-term investments consist of investments which the Company expects to convert into cash within one year.  Non-current investments consist of those investments which the Company does not expect to convert into cash within one year.

Equity-method Investments

Investments in companies in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. This is generally presumed to exist when the Company owns between 20% and 50% of the investee. However, if the Company had a greater than 50% ownership interest in an investee and the non-controlling shareholders held certain rights that allowed them to participate in the day-to-day operations of the business, the Company would also generally use the equity method of accounting.

Under the equity method, only the Company's investment in and amounts due to and from the equity investee are included in the consolidated balance sheets; only the Company's share of the investee's earnings (losses) is included in the consolidated results of operations; and only the dividends, cash distributions, loans or other cash received from the investee and additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statements of cash flows.  Currently, the Company does not hold any investments that are accounted for using the equity method.

Available-for-Sale, Held-to-Maturity and Trading Investments

Investments in companies in which the Company does not have a controlling interest, or is unable to exert significant influence, are accounted for as either held-to-maturity, available-for-sale investments or trading investments.

The Company classifies its investments in securities at the time of purchase into one of three categories: held-to-maturity, available-for-sale or trading.  The Company re-evaluates such classifications on a quarterly basis.  Held-to-maturity investments would normally consist of debt securities that the Company has the intent and ability to retain until maturity.  These securities are recorded at cost, as adjusted for the amortization of premiums and discounts, and approximate fair value.  Available-for-sale investments primarily consist of municipal bonds and auction rate securities, or ARS, which are recorded at fair value.  Unrealized gains and losses on available-for-sale investments are classified as a component of AOCI in the consolidated balance sheets, and realized gains or losses are classified as a component of interest and other income, net, in the consolidated statement of operations.  Trading securities would normally consist of securities that are acquired by the Company with the intent of selling in the near term.  Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations.  The Company normally does not hold any trading securities.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash inflows and outflows related to the sales and purchases of investments are classified as investing activities in the Company’s consolidated statements of cash flows.

Impairment Assessment

The Company evaluates investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors considered by the Company include (i) the length of time and the extent to which the fair value has been below cost, (ii) the financial condition, credit worthiness and near-term prospects of the issuer, (iii) the length of time to maturity, (iv) future economic conditions and market forecasts, (v) the Company's intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value, and (vi) an assessment of whether it is more-likely-than-not that the Company will be required to sell its investment before recovery of market value.

See Note 8 for further information relating to the Company's investments.

Concentration of Credit Risk

The Company maintains cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at July 30, 2011. This represents a concentration of credit risk.  With the current financial environment and the instability of some financial institutions, the Company cannot be assured it will not experience losses on its deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

Inventories

Inventory is valued using the retail method of accounting and is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market.  Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory.  The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality.  Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.

The Company continuously reviews its inventory levels to identify slow-moving merchandise and necessary markdowns to clear slow-moving merchandise, which reduces the cost of inventories to its estimated net realizable value.  Consideration is given to a number of quantitative and qualitative factors, including current pricing levels and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions.  Estimates of markdown requirements may differ from actual results due to changes in quantity, quality and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions.  The Company’s historical estimates of these costs and its markdown provisions have not differed materially from actual results.

Reserves for inventory shrinkage, representing the risk or physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings and improvements	20-40 years
Distribution center equipment and machinery	10-20 years
Leasehold improvements	Shorter of the useful life or expected term of the lease
Furniture, fixtures, and equipment	2-10 years
Informational technology	3-7 years

Certain costs associated with computer software developed or obtained for internal use are capitalized, including internal costs.  The Company capitalizes certain costs for employees that are directly associated with internal use computer software projects once specific criteria are met.  Costs are expensed for preliminary stage activities, training, maintenance and all other post-implementation stage activities as they are incurred.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, including finite-lived intangibles as described below, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

Goodwill and Other Intangible Assets, Net

At acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consist of proprietary software, franchise rights, and certain trade names.  The fair value of these intangible assets is estimated based on management's assessment, considering independent third party appraisals, when necessary. The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized, including trade names and certain franchise rights. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. See discussion of the Company's accounting policy for long-lived asset impairment as described earlier under the caption "Property and Equipment, Net."

The Company performs its annual impairment assessment of goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year. Based on the results of the impairment assessment for Fiscal 2011, the Company confirmed the fair value of its reporting units substantially exceeded their respective carrying values and were not at risk of impairment.  There has been no goodwill impairment losses recorded for any of the periods presented.

See Note 11 for additional discussion of the Company’s goodwill and other intangible assets.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  Such liabilities are capped through the use of stop loss contracts with insurance companies.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  As of July 30, 2011 and July 31, 2010, these reserves were $14.8 million and $14.6 million, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business.  The Company is self-insured for expenses related to its employee medical and dental plans, and its workers’ compensation plan, up to certain thresholds.  Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data.  The Company has stop-loss insurance coverage for individual claims in excess of $250,000 at dressbarn and maurices and $200,000 at Justice.  The Company believes its accruals for claims and contingencies are adequate based on information currently available.  However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

See Note 16 for additional discussion of the Company’s income taxes.

Leases

The Company leases certain facilities and equipment, including its retail stores. Most of the Company's leases contain renewal options, rent escalation clauses and/or landlord incentives. Rent expense for non-cancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability and is classified on the consolidated balance sheets with the lease-related liabilities.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. A contingent rent liability is recognized together with the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Financial Instruments

The carrying value of the Company's financial instruments approximates fair value, except for certain differences relating to ARS and certain other financial instruments. However, other than differences in the ARS as disclosed in Note 8, these differences were not significant as of July 30, 2011 or July 31, 2010. The fair value of financial instruments generally is determined by reference to fair market values resulting from the trading of the instruments on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates derived through the use of present value or other valuation techniques.

See Notes 8 and 9 for further discussion of the Company's financial instruments.

Non-controlling Interests

Effective July 26, 2009, the Company adopted the new guidance issued by the Financial Accounting Standards Board (the “FASB”) relating generally to accounting and reporting standards for non-controlling interests in a subsidiary.  The new guidance clarified that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity.  At that time, the Company had a non-controlling interest relating to a 65%-owned investment. Accordingly, a non-controlling interest in the amount of $0.7 million, previously recorded as an asset, was reclassified to the Company’s equity section in its consolidated balance sheet as of the beginning of Fiscal 2010.

Losses allocated to the non-controlling interest amounted to $0.2 million in Fiscal 2011, $0.2 million in Fiscal 2010 and $0.5 million in Fiscal 2009.  Such amounts are not presented separately in the consolidated statements of operation due to immateriality.  Rather, such amounts are classified within interest and other income (loss), net, in the accompanying consolidated statements of operations.

In June 2011, the Company sold the investment.  See Note 6.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Convertible Debt

Effective July 26, 2009, the Company adopted the new guidance issued by the FASB relating to the accounting for convertible debt instruments.  This guidance specified that issuers of such convertible debt instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods.  The guidance required retrospective application.

Since the Company’s 2.5% Convertible Senior Notes due December 2024 (the “Convertible Notes”) were within the scope of this guidance, the Company adjusted its consolidated balance sheets and its consolidated statements of operations for Fiscal 2009 and prior historical periods on a retrospective basis.  Upon adoption, the Company estimated the fair value, as of the date of issuance, of the Convertible Notes, assuming an 8.0% non-convertible borrowing rate, to be $81.6 million.  The difference between the fair value and the principal amount of the notes was $33.4 million.  This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date.  The discount was accreted to interest expense over the seven-year period to the first put date of the Convertible Notes in 2011, resulting in an increase in non-cash interest expense in prior periods.  The retrospective application to the Company’s consolidated statement of operations resulted in an additional pretax non-cash interest expense of approximately $4.2 million in Fiscal 2010 and $5.2 million in Fiscal 2009.  The cumulative effect of the change in accounting principle on periods prior to those presented and recognized as of the beginning of the first period presented was $6.4 million as of July 28, 2007 and was not material to our consolidated financial statements.  All outstanding Convertible Notes were redeemed in Fiscal 2010 so there is no further effect of this accounting standard.

See Note 15 for additional discussion of the redemption of the Company’s Senior Notes.

4.  Recently Issued Accounting Standards

Comprehensive Income

Under existing US GAAP, entities are permitted to present other comprehensive income and its components under one of three alternative presentations, including within the statement of changes in equity which is how the Company currently presents it.  In June 2011, the FASB issued amended guidance for presenting comprehensive income.  Under that new guidance, entities will be required to present other comprehensive income and its components as either one continuous statement of net income and comprehensive income, or in two separate but consecutive statements.  The new guidance does not change the items that must be reported as part of comprehensive income or when those items should be reclassified to net income.  The new guidance will be effective for the Company beginning on July 29, 2012, and will be applied retrospectively.

5.  The Ascena Reorganization

Effective January 1, 2011, Ascena became the successor reporting company to DBI pursuant to the Ascena Reorganization.  As part of the reorganization, each of The Dress Barn, Inc., Maurices Incorporated and Tween Brands, Inc., which operate under the dressbarn, maurices and Justice brands, respectively, became wholly owned subsidiaries of a new holding company named Ascena Retail Group, Inc.  DBI shareholders became stockholders of Ascena on a one-for-one basis, holding the same number of shares and same ownership percentages after the reorganization as they held immediately prior to the reorganization.

The reorganization was effectuated through the conversion of 78.9 million shares of DBI’s common stock (with a par value of $0.05 per share) into an equal number of shares of Ascena common stock (with a par value of $0.01 per share).  The conversion resulted in a decrease in the par value of common stock in the accompanying consolidated balance sheet during the second quarter of Fiscal 2011 with a corresponding increase in additional paid-in-capital.  The Ascena Reorganization was accounted for as a reorganization of entities under common control; therefore, there was no revaluation of DBI’s consolidated assets and liabilities, and the Company continues to use the historical cost basis method of accounting.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.  Acquisitions and Dispositions

The Tween Brands Merger

In November 2009, The Company acquired Tween Brands, Inc. (“Tween Brands”), which owned the operations of Justice, in a stock-for-stock merger (the “Tween Brands Merger”).  The Company issued 11.7 million shares of common stock and $1.0 million in cash for all of the issued and outstanding shares of common stock of Tween Brands and all outstanding stock options of Tween Brands that were subsequently cancelled.  The total acquisition cost (excluding the assumption of debt) was $252.2 million.

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

The results of operations of Tween Brands have been consolidated in the Company’s results of operations commencing on November 25, 2009, the effective date of the Tween Brands Merger.  Accordingly, the following unaudited pro forma financial information is presented to supplement the historical financial information presented herein for Fiscal 2010 and Fiscal 2009.  This pro forma financial information has been prepared as if the Tween Brands Merger had occurred as of the beginning of Fiscal 2010 and Fiscal 2009.  The pro forma financial information is not indicative of the operating results that would have been obtained had the transaction actually occurred as of that date, nor is it necessarily indicative of the Company’s future operating results.

	Fiscal Years Ended
	July 31,	July 25,
	2010	2009
	(millions, except per share data)
Pro forma net sales	$2,697.1	$2,424.8
Pro forma net income	$143.1	$66.0
Pro forma net income per common share:
Basic	$1.88	$0.92
Diluted	$1.77	$0.88

Sale of Investment.

In June 2011, the Company sold a 65%-owned investment for a nominal amount of cash and certain contingent consideration.  The contingent consideration gives the company the right to receive 65% of the proceeds realized by the owners of the company in excess of $1 million (and up to a maximum of $8 million) upon the occurrence of certain future realization events as defined in the underlying agreements, such as upon the sale of any interest in the company to a third party, a dividend or distribution by the company, or any other recapitalization or other similar event involving the equity of the company.  Due to the significant uncertainty of realizing any of the contingent consideration, the Company did not recognize a receivable at July 30, 2011.

As a result of this transaction, the Company recognized a $2.5 million pretax loss in Fiscal 2011, which has been classified within interest and other income, net, in the accompanying consolidated statements of operations.  The sale of this investment did not have, nor is it expected to continue to have, a material effect on the Company’s consolidated financial position or results of operations.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  Inventories

Inventories substantially consist of finished goods merchandise.  Inventory by brand is set forth below:

	July 30, 2011	July 31, 2010
	(millions)
dressbarn	$126.2	$129.6
maurices	90.8	75.6
Justice	148.3	115.1
Total inventories	$365.3	$320.3

8.  Investments

The Company classifies its investments in securities at the time of purchase as held-to-maturity, available-for-sale or trading, and re-evaluates such classifications on a quarterly basis.  Except as noted below on ARS, no material unrealized gains or losses on available-for-sale investments were recognized during any of the periods presented.  As of the end of each period, the Company had no securities classified as held-to-maturity or trading.

The following table summarizes the Company’s short-term and non-current investments by maturity date that were recorded in the consolidated balance sheets as of July 30, 2011 and July 31, 2010.

	July 30, 2011				July 31, 2010
	<1 year	1- 3 years	Over 3 years	Total	<1 year	1- 3 years	Over 3 years	Total
	(millions)
Available-for-sale investments-short-term:
Municipal bonds	$52.7	$—	$—	$52.7	$38.5	$33.8	$5.9	$78.2
Auction rate securities	—	—	—	—	6.9	—	—	6.9
Restricted cash	1.4	—	—	1.4	1.4	—	—	1.4
Total short-term investments	54.1	—	—	54.1	46.8	33.8	5.9	86.5

Available-for-sale investments-non-current:
Municipal bonds	—	102.7	23.8	126.5	—	—	—	—
Auction rate securities	—	—	12.0	12.0	—	—	15.8	15.8
Total non-current investments	—	102.7	35.8	138.5	—	—	15.8	15.8
Total Investments	$54.1	$102.7	$35.8	$192.6	$46.8	$33.8	$21.7	$102.3

Auction rate securities (“ARS”) are variable-rate debt securities.  ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days.  Interest is paid at the end of each auction period.   The vast majority of our ARS are AAA/Aaa rated, with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies. Our net $12.0 million of investments in available-for-sale ARS are classified as non-current assets in our consolidated balance sheet as of July 30, 2011 because of our inability to determine when our investments in ARS could be sold.  On occasion an ARS is called by its issuer as was the case during Fiscal 2011, when $11.8 million of ARS were called for redemption.  We believe that the current lack of liquidity in the ARS market will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have no intent to sell, nor is it more likely than not that we will be required to sell these ARS investments until a recovery of the auction process, redemption by the issuer or, if necessary, maturity.  These securities are currently paying in accordance with their contractual terms, and as such, management does not believe any individual unrealized loss at July 30, 2011 represents an other-than-temporary impairment, as management attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.  Fair Value Measurements

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	July 30, 2011	July 31, 2010
	(millions)
Financial assets carried at fair value:
Municipal bonds(a)	$179.2	$78.2
Auction rate securities(b)	12.0	22.7
Total	$191.2	$100.9

(a)	Based on Level 1 measurements.
(b)	Based on Level 3 measurements.

Financial assets utilizing Level 3 inputs consist of ARS. The fair value measurements for items in Level 3 have been estimated using an income-approach model. The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):
	Fiscal Years Ended
Level 3 (Unobservable inputs)	July 30, 2011	July 31, 2010
	(millions)
Balance at beginning of period	$22.7	$42.4
Realized/unrealized gains included in earnings*	—	0.1
Change in temporary valuation adjustment included in OCI	1.1	4.4
Sale of trade security	—	(6.8)
(Derecognition) / Recognition of Put Option	—	(0.4)
Redemptions at par	(11.8)	(17.0)
Balance at end of period	$12.0	$22.7

* Represents the amount of total gains for the period included in earnings relating to assets held on July 31, 2010.

Cash, cash equivalents and restricted cash are recorded at carrying value, which approximates fair value. Available-for-sale investments in debt securities, which consist of municipal bonds and ARS, are recorded at fair value, which was lower then the related cost basis in the investments by approximately $3.6 million at July 30, 2011 and $4.7 million at July 31, 2010. The Company's debt obligations are reported at carrying value, which was higher than the related fair value by approximately $2.6 million at July 31, 2010. The Company did not have any outstanding debt at July 30, 2011.

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

10. Property and Equipment

Property and equipment, net, consist of the following:
	July 30, 2011	July 31, 2010
	(millions)
Property and Equipment:
Land	$16.5	$15.6
Buildings and improvements	78.0	74.4
Leasehold improvements	332.0	278.9
Furniture, fixtures and equipment	271.3	268.9
Information technology	148.8	144.8
Construction in progress	36.6	24.5
	883.2	807.1
Less accumulated depreciation	(394.2)	(329.0)
Property and equipment, net	$489.0	$478.1

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Goodwill and Other Intangible Assets

As discussed in Note 3, goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are subject to annual impairment testing. Finite-lived intangible assets continue to be amortized over their respective estimated useful lives. Based on the results of the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets in each of Fiscal 2011, Fiscal 2010 and Fiscal 2009, no impairment charges were deemed necessary in Fiscal 2011. However a $2.0 million impairment charge to reduce the carrying value of an indefinite-lived trade name was recorded in our maurices segment in each of Fiscal 2010 and Fiscal 2009. See Note 12 for further reference.  There were no cumulative goodwill losses to date.

Goodwill

The following analysis details the changes in goodwill for each reportable segment during Fiscal 2011 and Fiscal 2010:

	dressbarn	maurices	Justice	Total
	(millions)
Balance at July 25, 2009	$—	$130.7	$—	$130.7
Acquisition-related activity (a)	—	—	99.0	99.0
Balance at July 31, 2010	—	130.7	99.0	229.7
Acquisition-related activity	—	—	4.6	4.6
Balance at July 30, 2011	$—	$130.7	$103.6	$234.3

(a)	Acquisition-related activity relates to the Tween Brands Merger.

Other Intangible Assets

Other intangible assets consist of the following:
	July 30, 2011			July 31, 2010
Description	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Proprietary technology	$6.5	$(3.1)	$3.4	$8.0	$(3.7)	$4.3
Customer relationships	2.2	(2.1)	0.1	2.2	(1.8)	0.4
Trade names	1.6	(0.4)	1.2	1.6	(0.2)	1.4
Total intangible assets subject to amortization	10.3	(5.6)	4.7	11.8	(5.7)	6.1

Intangible assets not subject to amortization:
Trade names	168.6	—	168.6	168.6	—	168.6
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	179.5	—	179.5	179.5	—	179.5
Total intangible assets	$189.8	$(5.6)	$184.2	$191.3	$(5.7)	$185.6

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization

The Company recognized amortization expense on other intangible assets of $1.4 million in Fiscal 2011, $1.2 million in Fiscal 2010, and $0.9 million in Fiscal 2009, which is classified within SG&A in the accompanying consolidated statements of operations. Based on the amount of intangible assets subject to amortization as of July 30, 2011, the expected amortization for each of the next five fiscal years is as follows.
Amortization Expense
(millions)
Fiscal 2012	$1.2
Fiscal 2013	1.1
Fiscal 2014	1.1
Fiscal 2015	1.0
Fiscal 2016	0.3
Total	$4.7

12. Impairments

Long-Lived Assets Impairment

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

Fiscal 2011 Impairment

During the Fiscal year ended July 30, 2011, the Company recorded an aggregate of $4.6 million in non-cash impairment charges, including $3.4 million in its dressbarn segment, $0.8 million in its maurices segment, and $0.4 million in its Justice segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores.

Fiscal 2010 Impairment

During the Fiscal year ended July 31, 2010, the Company recorded an aggregate $8.7 million in non-cash impairment charges, including $3.7 million in its dressbarn segment, $2.1 million in its maurices segment, and $2.9 million in its Justice segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores.

Fiscal 2009 Impairment

During the Fiscal year ended July 25, 2009, the Company recorded an aggregate $6.3 million in non-cash impairment charges, including $5.6 million in its dressbarn segment and $0.7 million in its maurices segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Such impairment charges are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations for all periods.

Goodwill and Other Intangible Asset Impairment

Goodwill and intangible assets with indefinite lives are not amortized but are subject to annual tests for impairment or more often, if events and circumstances indicate it may be impaired. Other finite-lived intangible assets are amortized over their estimated useful lives and, along with other long-lived assets, are subject to impairment testing if events or circumstances indicate that their carrying amounts may not be recoverable.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. In addition, in evaluating finite-lived intangible assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Due to a decline in operating performance at that time, the Company recorded non-cash impairment charges of $2.0 million in our maurices segment in each of Fiscal 2009 and 2010 to reduce the carrying value of the Studio Y trade name to its estimated fair value using the relief-from-royalties method under the income valuation approach. Such amounts are classified within SG&A expense in the accompanying consolidated statements of operation. No impairment was recorded on other indefinite-lived intangible assets in Fiscal 2011.

13. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	July 30, 2011	July 31, 2010
	(millions)
Prepaid expenses	$27.3	$24.0
Accounts receivable	24.3	13.9
Other current assets	20.7	9.4
Total prepaid expenses and other current assets	$72.3	$47.3

14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 30, 2011	July 31, 2010
	(millions)
Accrued salary, wages and related expenses	$70.6	$59.8
Accrued operating expenses	72.6	58.5
Sales and other taxes payable	12.6	20.2
Other	6.6	10.3
Total accrued expenses and other current liabilities	$162.4	$148.8

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Debt

Debt consists of the following:	July 30, 2011	July 31, 2010
	(millions)
5.33% mortgage note, due July 2023	$—	$25.9
Other	—	0.1
	—	26.0
Less: current portion	—	(1.4)
Total long-term debt	$—	$24.6

Mortgage Note

In connection with the 2003 purchase of the Company’s Suffern, New York facility, a subsidiary of the company borrowed $34.0 million under a 5.33% rate mortgage loan. This mortgage loan (the “Mortgage”) was collateralized by a mortgage lien on such facility, of which the major portion is the Company’s corporate offices and the dressbarn brand’s offices. In July 2011, the Company prepaid the outstanding principal balance of the Mortgage in full. The payment of approximately $28 million resulted in a $4.0 million pretax loss on the extinguishment of debt in Fiscal 2011, which has been disclosed separately on the face of the accompanying consolidated statements of operations.

Fiscal 2010 Redemption of Convertible Senior Notes

During the second quarter of Fiscal 2010, the Company conducted a tender offer for all of its outstanding Convertible Senior Notes (the “Offer”).  All of the then outstanding Convertible Notes, with an aggregate balance of $112.5 million, were validly tendered for exchange and not withdrawn as of January 23, 2010, the expiration date of the Offer. The fair value of the Convertible Notes tendered equaled $101.9 million upon the Offer. Total consideration for the Offer was $273.4 million and consisted of: $112.5 million of cash for the face amount of the Convertible Notes; cash of $4.5 million as inducement to exchange ($40 per $1,000 principal amount of the Convertible Notes); and the issuance of approximately 6.2 million shares of our common stock valued at $156.4 million. Each $1,000 Convertible Note holder was entitled to receive: $1,000 principal amount of the Convertible Note; a $40 inducement payment for conversion of the Convertible Note; accrued and unpaid interest of $2.92; and 55.3341 shares of the Company’s common stock with an aggregate fair value of $1,387.99 per Convertible Note. As a result of the extinguishment of debt, the Company reduced deferred tax liabilities by $14.6 million and reduced taxes payable by $0.2 million, with a corresponding increase to additional paid-in capital of $14.8 million. The Company also recognized a pretax loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million which is equal to the difference between the net book value and the fair value of the Convertible Notes upon redemption. Additionally, in December 2009, in a private transaction, the Company accepted for exchange $2.5 million of the Convertible Notes for an aggregate cash amount of approximately $5.4 million. The loss associated with the December 2009 exchange was de minimus to our consolidated financial statements. As of July 30, 2011 and July 31, 2010, there were no Convertible Notes outstanding.

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

The Credit Agreement provides a senior secured revolving credit facility for up to $200 million of availability and matures in January 2016. There are no mandatory reductions in borrowing availability throughout the term of the Credit Agreement. The credit facility may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes. The Credit Agreement includes a $150 million letter of credit sublimit, of which $25 million can be used for standby letters of credit, and a $20 million swing loan sublimit. As of July 30, 2011, there were no borrowings outstanding under the Credit Agreement.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense and (iv) rent expense. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) capital lease payments, (e) mandatory cash contributions to any employee benefit plan and (f) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four fiscal quarters of at least 1.10 to 1.00. As of July 30, 2011, the actual fixed charge coverage ratio was 1.60 to 1.00. The Company was in compliance with all financial covenants contained in the Credit Agreement as of July 30, 2011.

In addition to the above, the Credit Agreement contains customary negative covenants, subject to negotiated exceptions, on (i) liens and guarantees, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions, (vi) restricted payments, cash dividends and certain other restrictive agreements. The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

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

As of July 30, 2011, after taking in account the $8.8 million in outstanding letters of credit, the Company had $191.2 million available under the Credit Agreement.

Other Letters of Credit

As of July 30, 2011, the Company had also issued $26.0 million of private label letters of credit relating to the importation of merchandise.

16. Income Taxes

Taxes on Income

Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	July 25, 2009
	(millions)
Domestic	$253.9	$194.0	$101.5
Foreign	30.5	15.4	—
Total income before provision for income taxes	$284.4	$209.4	$101.5

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Provisions (benefits) for current and deferred income taxes are as follows

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	July 25, 2009
	(millions)
Current:
Federal (a)	$69.6	$55.8	$28.2
State and local (a)	14.9	10.0	5.8
Foreign	6.6	3.3	—
	91.1	69.1	34.0
Deferred:
Federal	20.8	5.5	(0.1)
State and local	2.5	1.5	1.0
Foreign	(0.5)	(0.1)	—
	22.8	6.9	0.9
Total provision for income taxes	$113.9	$76.0	$34.9

(a)
Excludes federal, state and local tax benefits of approximately $5.7 million in Fiscal 2011, $5.8 million in Fiscal 2010 and $0.9 million in Fiscal 2009 resulting from stock-based compensation arrangements. Such amounts were recorded within equity.

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	July 25, 2009
Provision for income taxes at the U.S. federal statutory rate	$99.5	$73.3	$35.5
Increase (decrease) due to:
State and local income taxes, net of federal benefit	11.3	7.4	4.2
Net change relating to uncertain income tax benefits	(1.4)	(4.3)	(4.9)
Other – net	4.5	(0.4)	0.1
Total provision for income taxes	$113.9	$76.0	$34.9

The Company's effective tax rate is higher than the statutory rate principally as a result of state income tax costs attributable to the Company’s domestic retail and procurement businesses, as well as certain non-deductible costs for which the Company is not expected to receive a tax benefit.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Taxes

Significant components of the Company's net deferred tax assets (liabilities) are as follows:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010 (a) (b)
	(millions)
Deferred tax assets:
Inventory capitalization and inventory-related items	$10.6	$9.2
Capital loss carryover and unrealized losses	3.5	3.0
Accrued payroll & benefits	32.5	24.0
Share-based compensation	12.4	8.2
Straight-line rent	45.9	49.1
Federal benefit of uncertain tax positions	11.9	12.3
Other items	15.0	8.3
Total deferred tax assets	131.8	114.1
Deferred tax liabilities:
Depreciation	63.8	39.4
Intangibles	67.7	61.6
Other items	17.2	7.8
Total deferred tax liabilities	148.7	108.8
Valuation allowance	(3.5)	(4.2)
Net deferred tax assets (liabilities)	$(20.4)	$1.1

(a)	As a result of the Tween Brands Merger in November 2009, the Company recorded a $13.2 million current deferred tax asset and $9.2 million non-current deferred tax liability in purchase accounting.
(b)
As a result of the redemption of Convertible Notes as discussed in Note 15, the Company reduced its current deferred tax liabilities by $14.6 million, reduced its current taxes payable by $0.2 million and correspondingly increased its additional paid in capital by $14.8 million.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $51.6 million as of July 30, 2011.  Of this amount, $6.0 million is indefinitely reinvested outside the U.S.  In 2011 the Company changed its assertion regarding $6.0 million of earnings and used those earnings to fund the Canadian expansion reversing $1.1 million of U.S. deferred taxes previously provided.  Future capital requirements of the Company’s international business operations might cause management to change its assertion in regard to some portion of the foreign earnings on which U.S. taxes have been provided, resulting in a reversal of additional federal deferred tax liabilities.

In prior years, the Company assessed its ability to utilize its capital loss carryovers, as well as its ability to realize the benefit of unrealized losses sustained in the current period, and concluded that a valuation allowance is required against the related deferred tax assets. During the current year, the Company recorded a decrease in the valuation allowance of $0.7 million, primarily due to a decrease in the deferred tax asset for unrealized losses on investments. The valuation allowance had a balance of $3.5 million at July 30, 2011 and $4.2 million at July 31, 2010.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Uncertain Income Tax Benefits

Fiscal 2011 and Fiscal 2010 Activity

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2011 and Fiscal 2010 is presented below:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	July 25, 2009
	(millions)
Unrecognized tax benefit beginning balance	$19.3	$18.1	$14.0
Additions related to current period tax positions	1.3	4.6	1.5
Additions related to acquisitions	—	7.6	—
Additions related to tax positions in prior years	1.5	1.1	11.9
Reductions related to prior period tax positions	(3.7)	(8.0)	(6.9)
Reductions related to settlements with taxing authorities	(0.5)	(3.6)	(0.2)
Reductions related to expiration of statute of limitations	(0.5)	(0.5)	(2.2)
Unrecognized tax benefit ending balance	$17.4	$19.3	$18.1

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2011 and Fiscal 2010 is presented below:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	July 25, 2009
	(millions)
Accrued interest and penalties beginning balance	$4.6	$5.2	$4.1
Additions (reductions) charged to expense	0.5	(0.6)	1.1
Accrued interest and penalties ending balance	$5.1	$4.6	$5.2

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is included in other non-current liabilities in the accompanying consolidated balance sheets, was $21.9 million as of July 30, 2011 and $23.9 million as of July 31, 2010.

Future Changes in Unrecognized Tax Benefits

The amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $10 million during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future. The Company’s portion of gross unrecognized tax benefits that would affect its effective tax rate, including interest and penalties, is $12.0 million.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2006.

17. Employee Benefit Plans

Retirement Savings Plan (401 (k))

The Company sponsors a defined contribution retirement savings plan (401(k)). This plan covers substantially all eligible U.S. employees. Participating employees may contribute a percentage of their annual compensation, subject to certain limitations under the Internal Revenue Code. The Company contributes a matching amount equal to 50% of the first 5% of salary contributed by an employee. Under the terms of the plan, an employee is 100% vested in Company matching contributions after three years of accredited service. The Company incurred expenses of approximately $2.7 million in Fiscal 2011, $2.3 million in Fiscal 2010 and $2.0 million in Fiscal 2009, relating to its contributions to and administration of the 401 (k) plan.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Executive Retirement Plan

The Company sponsors an Executive Retirement Plan (the “ERP Plan”) for certain officers and key executives. The ERP Plan is a non-qualified deferred compensation plan.  The purpose of the ERP Plan is to attract and retain a select group of management or highly compensated employees and to provide them with an opportunity to defer compensation on a pretax basis above Internal Revenue Service limitations.  ERP Plan balances cannot be rolled over to another qualified plan or IRA upon distribution.  Unlike a qualified plan, the Company is not required to pre-fund the benefits payable under the ERP Plan.

ERP Plan participants can contribute up to 95% of base salary and bonus, before federal and state taxes are calculated.  The Company makes a matching contribution to the ERP Plan in the amount of 100% on the first 5% of base salary and bonus deferred. Employees vest immediately in their voluntary deferrals, but employer matching contributions are subject to a 5-year vesting requirement. The Company made matching contributions of approximately $2.1 million in Fiscal 2011, $1.0 million in Fiscal 2010 and $0.6 million in Fiscal 2009 relating to the ERP Plan. In addition, as the ERP Plan is unfunded by the Company, the Company is also required to pay an investment return to participating employees on all account balances in the ERP Plan based on 27 reference investment fund elections offered to participating employees. As a result, the Company’s obligations under the ERP Plan are subject to market appreciation and depreciation, which resulted in expense of $5.4 million in Fiscal 2011, $2.3 million in Fiscal 2010 and income of $0.3 million in Fiscal 2009. The Company’s obligations under the ERP Plan, including employee compensation deferrals, matching employer contributions and investment returns on account balances, were $42.3 million as of July 30, 2011 and $31.9 million as of July 31, 2010. Such amounts are classified within “Other non-current liabilities” in the accompanying consolidated balance sheets.

Employee Stock Purchase Plan

The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of the Company’s common stock during each quarterly offering period at a 10% discount through bi-weekly payroll deductions. Expenses incurred during Fiscal 2011, Fiscal 2010 and Fiscal 2009 relating to this plan were de minimus.

18. Commitments and Contingencies

Lease Commitments

The Company leases all of its retail stores. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term of approximately 10 years with one or more 5-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. The Company also receives rental income and reimbursement for taxes and common area maintenance charges primarily from two tenants that occupy a portion of our Suffern, NY facility. Such rental income was $1.8 million for each of Fiscal 2011, 2010, and 2009 and is classified within “Interest and other income, net” in the accompanying consolidated statements of operations.

The Company’s operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 30, 2011. The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under the operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year.

A summary of occupancy costs follows:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	July 25, 2009
	(millions)
Base rentals	$245.9	$212.1	$143.7
Percentage rentals	12.1	9.4	3.5
Other occupancy costs, primarily CAM and real estate taxes	78.5	69.9	49.1
	336.5	291.4	196.3
Less: Rental income from third parties	(1.8)	(1.8)	(1.8)
Total	$334.7	$289.6	$194.5

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a schedule of future minimum rentals under non-cancelable operating leases as of July 30, 2011:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2012	$238.7
2013	204.9
2014	171.5
2015	142.4
2016	114.2
Subsequent years	223.4
Total future minimum rentals	$1,095.1

(a)	Net of sublease income, which is not significant in any period.
(b)	Although certain leases are cancelable if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with Related Parties

The Company leases two stores from its Chairman or related trusts. Future minimum rentals under such related-party leases are approximately $0.4 million annually and in the aggregate $1.5 million, which have been included in the above table. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense under these leases amounted to approximately $0.4 million in Fiscal 2011, $0.4 million in Fiscal 2010 and $0.3 million in Fiscal 2009.

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

Other Commitments

The Company enters into various cancelable and non-cancelable commitments during the year. Typically, those commitments are for less than a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company normally does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. Preliminary commitments with the Company’s private-label merchandise vendors typically are made five to seven months in advance of planned receipt date. Substantially all merchandise purchase commitments are cancelable up to 30 days prior to the vendor’s scheduled shipment date.

Other off-balance sheet firm commitments, which primarily include inventory purchase commitments and outstanding letters of credit amounted to approximately $233 million as of July 30, 2011.

Legal Matters

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California. This purported class action alleged, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks. The parties agreed to a settlement of this wage and hour lawsuit. The court granted final approval of the settlement on August 10, 2011 and the Company had previously established a reserve for this settlement, which was not material to the audited consolidated finanacial statements.

Between November 2008 and October 2009, Tween Brands was sued in three purported class action lawsuits alleging that Tween Brands’ telephone capture practice in California violated the California Song-Beverly Credit Card Act, which protects consumers from having to provide personal information as a condition to a credit card transaction. All three cases were consolidated in California state court. The parties settled this lawsuit in the spring of 2010. The court granted final approval of the settlement on December 10, 2010 and the Company had previously established a reserve for this settlement, which was not material to the audited consolidated finanacial statements.

In addition to the litigation discussed above, the Company is, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these current matters, including the matters discussed above, will not have a material effect on the Company’s consolidated financial statements taken as a whole.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. Equity

Capital Stock

The Company’s capital stock consists of one class of common stock and one class of preferred stock.  There are 360 million shares of common stock authorized to be issued and 100 thousand shares of preferred stock authorized to be issued.  There are no shares of preferred stock issued and outstanding.

Common Stock Repurchase Program

On September 23, 2010, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”).  Under the 2010 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions.

In Fiscal 2011, 2.5 million shares of common stock were repurchased by the Company at an aggregate cost of $72.9 million under its repurchase program.  The remaining availability under the 2010 Stock Repurchase Program was approximately $27.1 million at July 30, 2011.  In Fiscal 2010, 1.6 million shares of common stock were repurchased by the Company at an aggregate cost of $37.9 million.  In Fiscal 2009, 0.5 million shares of common stock were repurchased by the Company at an aggregate cost of $4.7 million.

On September 22, 2011, the Company’s Board of Directors authorized an expansion of its existing 2010 Stock Repurchase Program by $100 million.  When taken with the existing availability under the 2010 Stock Repurchase Program, the availability to repurchase shares of common stock was increased to $127.1 million as of the date of authorization.

Repurchased shares normally are retired and treated as authorized but unissued shares.

Dividends

The Company has never declared or paid cash dividends on its common stock.  However, payment of dividends is within the discretion and are payable when declared by the Company’s Board of Directors.  Additionally, payments of dividends are limited by the Company’s revolving credit facility as described in the Note 15, “Revolving Credit Agreement.”

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.  Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in equity:

Total Accumulated
Other Comprehensive
Income(Loss) (a) (b)
(millions)
Balance at July 26, 2008	$(3.0)
Fiscal 2009 pretax activity	(5.4)
Fiscal 2009 tax benefit (provision)	—
Balance at July 25, 2009	(8.4)
Fiscal 2010 pretax activity	4.1
Fiscal 2010 tax benefit (provision)	—
Balance at July 31, 2010	(4.3)
Fiscal 2011 pretax activity	1.9
Fiscal 2011 tax benefit (provision)	—
Balance at July 30, 2011	$(2.4)

 (a) Substantially consists of net unrealized gains (losses) on available-for-sale securities.
(b)  No tax benefits on the unrealized losses have been provided in any period primarily due to the uncertainty of realization of capital loss tax benefits.

21. Stock-Based Compensation

Long-term Stock Incentive Plan

On September 23, 2010, the Board of Directors approved the 2010 Stock Incentive Plan (the “2010 Stock Plan”) to amend and restate the former 2001 Stock Incentive Plan (the “2001 Stock Plan”).  The 2010 Stock Plan was approved by the Company’s shareholders and became effective on December 17, 2010.  The Company’s 2001 Stock Plan provided for the granting of either Incentive Stock Options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock.  The 2010 Stock Plan generally incorporates the provisions of the 2001 Stock Plan and includes certain modifications to: increase the aggregate number of shares that may be issued under the plan to 18 million shares; add the ability to grant other stock-based awards; expand the classification of employees and directors eligible to receive awards; modify certain change in control provisions; and extend the term of the 2010 Stock Plan to September 30, 2021.

As of July 30, 2011, there were approximately 5.9 million shares under the 2010 Stock Plan available for future grants.  All of the Company’s prior stock option plans have expired as to the ability to grant new options.  The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:
	Fiscal Years Ended
	July 30,	July 31,	July 25,
	2011	2010	2009
		(millions)
Compensation expense	$19.7	$10.0	$6.6
Income tax benefit	$(7.6)	$(3.8)	$(2.6)

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that are equal to or exceed the market value of its common stock on the date of grant.  Such options generally vest over four or five years and expire no later than ten years after the grant date.  The Company recognizes compensation expense ratably over the vesting period, net of estimated forfeitures.  The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions as follows:

Expected Term — The estimate of expected term is based on the historical exercise behavior of grantees, as well as the contractual life of the option grants.

Expected Volatility — The expected volatility factor is based on the historical volatility of the Company's common stock for a period equal to the stock option's expected term.

Expected Dividend Yield — The expected dividend yield is based on the Company's historical practice of not paying dividends on its common stock.

Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the option's expected term.

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	July 30,	July 31,	July 25,
	2011	2010	2009
Expected term (years)	3.8	3.9	4.9
Expected volatility	46.9%	47.6%	40.5%
Risk-free interest rate	1.3%	2.2%	2.6%
Expected dividend yield	0%	0%	0%
Weighted-average grant date fair value	$10.61	$8.14	$5.72

A summary of the stock option activity under all plans during Fiscal 2011 is as follows:

	July 30, 2011
			Weighted- Average
	Number of	Weighted- Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Terms	Value (a)
	(thousands)		(years)	(millions)
Options outstanding- July 31, 2010	6,720.0	$14.42	6.4	$70.0
Granted	1,651.3	24.49
Exercised	(1,268.2)	13.24
Cancelled/Forfeited	(188.3)	18.32

Options outstanding – July 30, 2011	6,914.8	$16.93	6.4	$106.4

Options vested and expected to vest at July 30, 2011 (b)	6,671.7	$17.55	6.4	$103.5
Options exercisable at July 30, 2011	3,176.5	$12.58	4.3	$62.7

(a)  The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.
(b)  The number of options expected to vest takes into consideration estimated expected forfeitures.

As of July 30, 2011, there was $23.2 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. The total intrinsic value of options exercised during Fiscal 2011 was approximately $21.4 million, Fiscal 2010 was approximately $20.3 million, and during Fiscal 2009 was approximately $3.2 million.  The total fair value of options that vested during Fiscal 2011, Fiscal 2010 and Fiscal 2009, was approximately $8.4 million, $6.4 million, and $5.0 million, respectively.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Equity Awards

The 2010 Stock Plan also allows for the issuance of shares of restricted stock and restricted stock units (“RSUs”).  Any shares of restricted stock or RSUs are counted against the shares available for future grant limit as three shares for every one restricted share or unit granted.  In general, if options are cancelled for any reason or expire, the shares covered by such options again become available for grant.  If a share of restricted stock or an RSU unit is forfeited for any reason, three shares become available for grant.

Shares of restricted stock and RSUs are issued with either service-based or performance-based conditions and, in the past, some even had market-based conditions (collectively, “Restricted Equity Awards”).  Service-based Restricted Equity Awards entitle the holder to receive unrestricted shares of common stock of the Company at the end of a vesting period, subject to the grantee’s continuing employment.  Service-based Restricted Equity Awards generally vest over a 4 year period of time.

Performance-based or market-based Restricted Equity Awards also entitle the holder to receive shares of common stock of the Company at the end of a vesting period.  However, such awards are subject to (a) the grantee’s continuing employment, (b) the Company’s achievement of certain performance goals over a pre-defined performance period and (c) in the case of market-based conditions, the Company’s achievement of certain market-based goals over the pre-defined performance period.  Both performance-based and market-based Restricted Equity Awards generally vest over a 3 year period of time.

The fair values of both service-based and performance-based Restricted Equity Awards are based on the fair value of the Company’s unrestricted common stock at the date of grant.  However, for market-based Restricted Equity Awards, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model.  A Monte-Carlo simulation model estimates the fair value of the market-based award based on the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company and its peer group.

Compensation expense for both service-based and performance-based Restricted Equity Awards is recognized over the vesting period based on the grant-date fair values of the awards that are expected to vest based upon the service and performance-based conditions.  However, compensation expense for market-based Restricted Equity Awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

A summary of Restricted Equity Awards activity during Fiscal 2011 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 31, 2010	190.7	$19.62	123.0	$17.04	41.4	$12.59
Granted	357.1	27.07	591.0	26.05	189.0	27.55
Vested	(78.8)	20.16	—	—	—	—
Cancelled/Forfeited	(7.8)	20.74	(37.6)	24.65	(11.9)	28.24
Nonvested at July 30, 2011	461.2	$25.27	676.4	$24.49	218.5	$24.68

	Service-based	Performance-based	Market-based
	Restricted Equity Awards	Restricted Equity Awards	Restricted Equity Awards

Total unrecognized compensation at July 30, 2011 (millions)	$8.2	$9.3	$3.6
Weighted-average years expected to be recognized over (years)	4.1	2.0	2.2

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information pertaining to Restricted Equity Awards activity is as follows:

	Fiscal Years Ended
	July 30,	July 31,	July 25,
	2011	2010	2009
Service-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$27.07	$20.36	$14.12
Total fair value of awards vested (millions)	$1.5	1.9	0.7

Performance-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$26.05	$17.82	$15.32
Total fair value of awards vested (millions)	—	—	—

Market-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$27.55	$15.24	$9.48
Total fair value of awards vested (millions)	—	—	—

22. Segments

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, e-commerce and licensing.  The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s executive team to evaluate performance and allocate resources.  In identifying reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability.  As such, the Company’s reports its operations in three reportable segments as follows:

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of the dressbarn brand.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of the maurices brand.

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of the Justice brand

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 2 and 3.  All intercompany revenues are eliminated in consolidation. Corporate overhead expenses historically have been all included within the dressbarn segment, except for approximately $2 million of annual allocations to the maurices segment for all periods and approximately $2 million to the Justice segment for Fiscal 2010 and Fiscal 2011.

Net sales and operating income for each segment are as follows:

	Fiscal Years Ended
	July 30,	July 31,	July 25,
	2011	2010	2009
	(millions)
Net sales
dressbarn	$987.5	$982.0	$906.2
maurices	776.5	680.7	588.0
Justice (a)	1,150.0	711.9	—
Total net sales	$2,914.0	$2,374.6	$1,494.2

Operating income
dressbarn	$37.4	$59.8	$44.9
maurices	114.6	93.0	60.1
Justice (a)	137.8	64.7	—
Total operating income	$289.8	$217.5	$105.0

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation and amortization expense and capital expenditures for each segment are as follows:

	Fiscal Years Ended
	July 30,	July 31,	July 25,
	2011	2010	2009
	(millions)
Depreciation and amortization expense
dressbarn	$28.6	$27.1	$28.0
maurices	22.2	20.8	20.5
Justice (a)	39.0	23.7	—
Total depreciation and amortization expense	$89.8	$71.6	$48.5

Capital expenditures (b)
dressbarn	$31.0	$24.7	$27.3
maurices	36.6	28.0	31.1
Justice (a)	34.5	12.5	—
Total capital expenditures	$102.1	$65.2	$58.4

(a) The Tween Brands Merger was consummated on November 25, 2009; therefore, data related to Fiscal 2010 is only for a partial period from the merger date to July 31, 2010.  Financial data for Fiscal 2009 are all pre-Tween Brands Merger and do not include operations of Justice.
(b) Excludes non-cash capital expenditures of $3.6 million in Fiscal 2011, $6.5 million in Fiscal 2010 and $5.7 million in Fiscal 2009.

Total assets for each segment are as follows:	Fiscal Years Ended
	July 30,	July 31,
	2011	2010
	(millions)
Assets
dressbarn	$716.6	$604.5
maurices	486.4	447.3
Justice	636.6	602.3
Total assets	$1,839.6	$1,654.1

The Company’s operations are largely concentrated in the United States and Canada.  Accordingly, net revenues and long-lived assets by geographical location are not meaningful at this time.

23.  Additional Financial Information

	Fiscal Years Ended
	July 30,	July 31,	July 25,
	2011	2010	2009
	(millions)
Cash Interest and Taxes:

Cash paid for interest	$1.4	$2.9	$4.4
Cash paid for income taxes	$94.2	$72.9	$20.0

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $3.6 million for Fiscal 2011, $6.5 million for Fiscal 2010 and $5.7 million for Fiscal 2009.  Significant non-cash investing and financing activities for the Fiscal year ended July 30, 2011 also included the Ascena Reorganization (see Note 5 for further discussion).

Significant non-cash investing activities during the Fiscal 2010 included the issuance of common stock of $251.2 million and the non-cash allocation of the fair value of the net assets acquired in connection with the Tween Brands Merger (see Note 6 for further discussion).

Significant non-cash financing activities during the Fiscal 2010 included the issuance of common stock of $156.4 million in connection with the redemption of the Company’s Convertible Notes (see Note 15 for further discussion).

There were no other significant non-cash investing or financing activities for Fiscal 2011, Fiscal 2010 or Fiscal 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Suffern, New York

We have audited the accompanying consolidated balance sheets of Ascena Retail Group, Inc. and subsidiaries (the "Company") as of July 30, 2011 and July 31, 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three fiscal years in the period ended July 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Ascena Retail Group, Inc. and subsidiaries as of July 30, 2011 and July 31, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” and ASC 810-10, “Consolidation – Overall” effective July 26, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
September 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Suffern, New York

We have audited the internal control over financial reporting of Ascena Retail Group, Inc. and subsidiaries (the "Company") as of July 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 30, 2011 of the Company and our report dated September 28, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of new accounting standards effective July 26, 2009.

/s/ DELOITTE & TOUCHE LLP
New York, New York
September 28, 2011

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

	Fourth	Third	Second	First
Fiscal Year Ended July 30, 2011	Quarter (3)	Quarter	Quarter	Quarter
	(millions, except per share data)
Net sales	$725.8	$722.8	$752.2	$713.2
Cost of goods sold, including occupancy and buying costs (excluding depreciation)	(430.9)	(401.8)	(444.0)	(405.6)
Net income	28.2	51.8	42.5	48.0

Net income per common share:
Basic	$0.36	$0.67	$0.54	$0.61
Diluted	$0.35	$0.64	$0.52	$0.60

	Fourth Quarter	Third	Second	First
Fiscal Year Ended July 31, 2010(1)	(1) (2) (3)	Quarter (2)	Quarter (2)	Quarter
	(millions, except per share data)
Net sales	$710.9	$665.5	$594.1	$404.1
Cost of goods sold, including occupancy and buying costs (excluding depreciation)	(419.5)	(373.9)	(361.6)	(240.3)
Net income	42.0	48.0	21.7	21.7

Net income per common share:
Basic	$0.53	$0.60	$0.32	$0.36
Diluted	$0.52	$0.59	$0.28	$0.33

(1) Fourth quarter of Fiscal 2010 consisted of 14 weeks.  All other fiscal quarters presented consisted of 13 weeks.
(2) Tween Brands Merger consummated in November 2009, refer to Note 6 to the consolidated financial statements for additional information.
(3) Includes losses on the extinguishment of debt of $4.0 million in Fiscal 2011 and $5.8 million in Fiscal 2010.  Refer to Note 15 to the consolidated financial statements for additional information.

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended July 30, 2011 have been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for the fiscal years ended July 26, 2008 and July 27, 2007 have been derived from audited financial statements not included herein.  The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ended(1)
	July 30,	July 31,	July 25,	July 26,	July 28,
	2011(2) (3)	2010(2) (3)	2009	2008	2007
	(millions, except for share data)
Statement of Operations Data:
Net sales	$2,914.0	$2,374.6	$1,494.2	$1,444.2	$1,426.6
Cost of goods sold, including occupancy and buying costs (excluding depreciation)	(1,682.3)	(1,395.3)	(918.3)	(885.9)	(842.2)
Selling, general and administrative expenses	(852.1)	(690.2)	(422.4)	(397.4)	(383.7)
Depreciation and amortization expense	(89.8)	(71.6)	(48.5)	(48.2)	(45.8)
Operating income	289.8	217.5	105.0	112.7	154.9

Net income	$170.5	$133.4	$66.6	$71.2	$98.5

Net income per common share:
Basic	$2.18	$1.85	$1.11	$1.18	$1.59
Diluted	$2.11	$1.73	$1.06	$1.10	$1.41

Balance sheet data:
Cash and cash equivalents	$243.5	$240.6	$240.8	$127.2	$67.1
Short-term investments	54.1	86.5	113.0	92.7	177.4
Non-current investments	138.5	15.8	30.8	58.4	—
Working capital	378.3	356.9	214.7	113.8	120.9
Total assets	1,839.6	1,654.1	1,129.2	1,022.7	975.6
Total debt	—	26.0	128.8	125.0	121.6
Total equity	$1,158.0	$1,014.7	$632.4	$566.3	$522.5

(1) Fiscal 2010 consisted of 53 weeks.  All other Fiscal years presented consisted of 52 weeks.
(2) Tween Brands Merger consummated in November 2009, refer to Note 6 to the consolidated financial statements for additional information.
(3) Includes losses on the extinguishment of debt of $4.0 million in Fiscal 2011 and $5.8 million in Fiscal 2010.  Refer to Note 15 to the consolidated financial statements for additional information.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference From
2.1	Agreement and Plan of Merger, dated as of June 24, 2009, among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc.	(1)

2.2	Agreement and Plan of Reorganization, dated as of August 20, 2010, among The Dress Barn, Inc., Ascena Retail Group, Inc. and DB Merger Corp.	(2)

3.1	Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(3)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(19)

3.3	By-Laws of Ascena Retail Group, Inc.	(3)

10.1	Purchase and Sale Agreement, dated January 28, 2003, between Rockland Warehouse Center Corporation, as seller, and Dunnigan Realty, LLC, as buyer, with respect to 30 Dunnigan Drive, Suffern, NY	(4)

10.2	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:

	10.6.1 Danbury, CT store	(5)

	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(6)

10.3	Amended and Restated Lease between Dunnigan Realty, LLC, as landlord,and The Dress Barn, Inc., as tenant, dated June 24, 2003 for office and distribution space in Suffern, New York	(7)

10.4	1993 Incentive Stock Option Plan	(8) *

10.5	Amendment No. 1 to 1993 Incentive Stock Option Plan*

10.6	1995 Stock Option Plan	(9) *

10.7	Amendment No. 1 to 1995 Stock Option Plan*

10.8	2010 Stock Incentive Plan	(3) *

10.9	Amendment No. 1, dated December 17, 2010, to 2010 Stock Incentive Plan*

10.10	Amendment No. 2, dated September 22, 2011, to 2010 Stock Incentive Plan*

10.11	Executive 162(m) Bonus Plan (reflects Amendment Number One, dated August 31, 2009, and Amendment Number Two, dated September 8, 2009)	(10) *

10.12	Amendment Number Three to Executive 162(m) Executive Bonus Plan*

10.13	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(11) *

10.14	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(12) *

10.15	Employment Agreement dated May 2, 2002 with David R. Jaffe	(11) *

10.16	Amendment No. 1, dated January 1, 2009, to David R. Jaffe Employment Agreement*

10.17	Amendment No. 2, dated September 22, 2011, to David R. Jaffe Employment Agreement*

10.18	Employment Agreement dated April 23, 2010 with Michael W. Rayden	(13)*

10.19	Employment Agreement dated July 26, 2005 with Gene L. Wexler	(14) *

10.20	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(15) *

10.21	Consulting Agreement dated July 18, 2006 with Burt Steinberg Retail Consulting Ltd.	(16) *

10.22	Executive Severance Plan dated as of March 3, 2010	(17)*

10.23	Amendment No. 1 to Executive Severance Plan*

10.24	Form of Indemnification Agreement, adopted January 1, 2011, for Members of the Board of Directors and certain executive officers*

10.25	Amended and Restated Credit Agreement, dated as of January 3, 2011, among the Company, the Borrowing Subsidiaries, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	(18)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(7)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

References as follows:
(1)
DBI’s Current Report on Form 8-K filed on June 25, 2009. Excludes schedules, exhibits and certain annexes, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request.

(2)	Annex I to November 18, 2010 Definitive Proxy Statement filed by The Dress Barn, Inc.
(3)	Annexes II, III and IV to November 18, 2010 Proxy Statement filed by The Dress Barn, Inc.

(4)	The Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2003.

(5)	The Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2 82916) declared effective May 4, 1983 (Exhibit 10(l)).

(6)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 1992 (Exhibit 10(h)(h)).

(7)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2003 (Exhibits 10(m)(m) and 14).

(8)	The Company's Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 25, 1993 (Exhibit 28).

(9)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 1996 (Exhibit 10(nn)).

(10)	November 9, 2009 Proxy Statement (Annex A).

(11)	The Company's Annual Report on Form 10-K for the fiscal year ended July 27, 2002 (Exhibits 10(t)(t) and 10(u)(u)).

(12)	The Company’s Report on Form 8-K filed July 13, 2006 (Exhibit 99.1).

(13)	The Company's Quarterly Report on Form 8-K filed April 29, 2010 (Exhibit 10.1).

(14)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2005 (Exhibit 10.25).

(15)	The Company’s Report on Form 8-K filed August 30, 2006 (Exhibit 99.1).

(16)	The Company’s Report on Form 8-K filed July 19, 2006 (Exhibit 99.1).

(17)	The Company's Report on Form 8-K filed April 22, 2010 (Exhibit 10.1).

(18)	The Company’s Report on Form 8-K filed November 30, 2010 (Exhibit 99.1).

(19)	The Company’s Report on Form 8-K filed January 3, 2011 (Exhibit 3.1).

*Each of these exhibits constitute a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this report.