Form 10-Q
period 2011-10-29
Ascena Retail Group, Inc.
filed 2011-12-08
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2011

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
Yes ☐  No ☒

The Registrant had 76,609,372 shares of common stock outstanding as of November 29, 2011.

ASCENA RETAIL GROUP, INC.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	October 29, 2011	July 30, 2011
	(millions, except per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246.0	$243.5
Short-term investments	43.8	54.1
Inventories	401.7	365.3
Deferred tax assets	25.4	25.3
Prepaid expenses and other current assets	63.4	72.3
Total current assets	780.3	760.5
Non-current investments	147.8	138.5
Property and equipment, net	492.8	489.0
Goodwill	234.3	234.3
Other intangible assets, net	184.0	184.2
Other assets	33.1	33.1
Total assets	$1,872.3	$1,839.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$185.8	$181.9
Accrued expenses and other current liabilities	145.6	162.4
Deferred income	31.9	32.3
Income taxes payable	13.3	5.6
Total current liabilities	376.6	382.2
Long-term debt	—	—
Lease-related liabilities	171.7	169.2
Deferred income taxes	56.0	45.7
Other non-current liabilities	82.0	84.5
Commitments and contingencies (Note 11)
Total liabilities	686.3	681.6

Equity:
Common stock, par value $0.01 per share; 76.6 million and 77.4 million shares issued and outstanding	0.8	0.7
Additional paid-in capital	482.2	472.8
Retained earnings	705.8	686.9
Accumulated other comprehensive (loss)	(2.8)	(2.4)
Total equity	1,186.0	1,158.0
Total liabilities and equity	$1,872.3	$1,839.6

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 29, 2011	October 30, 2010
	(millions, except per share data)
	(unaudited)

Net sales	$768.3	$713.3
Cost of goods sold, including occupancy and buying costs
(excluding depreciation which is shown separately below)	(443.5)	(408.5)
Selling, general and administrative expenses	(224.2)	(204.1)
Depreciation and amortization expense	(24.1)	(23.0)
Operating income	76.5	77.7

Interest expense	(0.2)	(0.6)
Interest and other income, net	0.9	0.9
Income before provision for income taxes	77.2	78.0

Provision for income taxes	(29.7)	(30.0)

Net income	$47.5	$48.0

Net income per common share:
Basic	$0.62	$0.61
Diluted	$0.60	$0.60

Weighted average common shares outstanding:
Basic	76.9	78.4
Diluted	79.3	80.4

See accompanying notes

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 29, 2011	October 30, 2010
	(millions)
	(unaudited)
Cash flows from operating activities:
Net income	$47.5	$48.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24.1	23.0
Deferred income taxes	3.0	1.2
Deferred rent and other occupancy costs	(6.9)	(6.9)
Non-cash stock-based compensation expense	7.5	4.1
Non-cash impairments of assets	0.9	1.6
Non-cash interest expense	0.2	0.3
Other non-cash expense (income)	0.1	(0.9)
Excess tax benefits from stock-based compensation	(0.3)	(0.3)
Changes in operating assets and liabilities:
Inventories	(36.4)	(18.1)
Accounts payable and accrued liabilities	7.1	2.7
Deferred income liabilities	0.3	0.7
Lease-related liabilities	7.6	3.5
Other balance sheet changes	2.1	—
Net cash provided by operating activities	56.8	58.9

Cash flows from investing activities:
Purchases of investments	(19.4)	(60.2)
Proceeds from sales and maturities of investments	19.4	29.9
Investment in life insurance policies	—	(0.1)
Capital expenditures	(27.6)	(20.7)
Net cash used in investing activities	(27.6)	(51.1)

Cash flows from financing activities:
Repayments of debt	—	(0.4)
Repurchases of common stock	(28.7)	—
Proceeds from stock options exercised and employee stock purchases	1.7	1.2
Excess tax benefits from stock-based compensation	0.3	0.3
Net cash (used in)/ provided by financing activities	(26.7)	1.1

Net increase (decrease) in cash and cash equivalents	2.5	8.9
Cash and cash equivalents at beginning of period	243.5	240.7

Cash and cash equivalents at end of period	$246.0	$249.6
See accompanying notes

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls operating, through its wholly owned subsidiaries, the dressbarn, maurices, and Justice brands.  The Company operates (through its subsidiaries) over 2,500 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $2.9 billion for Fiscal 2011.  Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into three segments following a brand-oriented approach: dressbarn, maurices and Justice.  The dressbarn segment includes approximately 836 specialty retail and outlet stores, as well as an e-commerce operation that was launched in the first quarter of Fiscal 2011.  The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. The maurices segment includes approximately 797 specialty retail and outlet stores, and e-commerce operations.  The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people).  The Justice segment includes approximately 917 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories.  The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls.

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

The consolidated balance sheet data as of July 30, 2011 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended July 30, 2011 (the “Fiscal 2011 10-K”), which should be read in conjunction with these interim financial statements.  Reference is made to the Fiscal 2011 10-K for a complete set of financial statements.

Basis of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP and present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest.  The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July.  As such, fiscal year 2012 will end on July 28, 2012 and will be a 52-week period (“Fiscal 2012”).  Fiscal 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”).  The first quarter for Fiscal 2012 ended on October 29, 2011 and was a 13-week period.  The first quarter for Fiscal 2011 ended on October 30, 2010 and was also a 13-week period.

Seasonality of Business

The Company’s business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, the dressbarn and maurices brands have historically experienced substantially lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of the Company’s fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift giving merchandise. In addition, the Company’s operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays, and changes in merchandise mix. Accordingly, the Company’s operating results and cash flows for the three-months ended October 29, 2011 are not necessarily indicative of the operating results and cash flows that may be expected for the full year of Fiscal 2012.

Reclassifications

Segment Information

Historically, the Company was a single-brand retailer operating under the name of dressbarn. As such, all corporate overhead costs were reported historically within the dressbarn operating segment.  As the Company’s legal entity structure evolved with the acquisitions of the maurices brand in Fiscal 2005 and the Justice brand in Fiscal 2010, the Company allocated approximately $2 million of corporate overhead costs annually to each of those operating segments from the dressbarn operating segment. The remainder of the corporate overhead costs continued to be reported primarily within the dressbarn operating segment.

In January 2011, the Company completed an internal corporate reorganization and established a new holding company, named Ascena Retail Group, Inc., to own the interests of each of the dressbarn, maurices, and Justice brands through wholly owned subsidiaries.    In connection therewith, beginning in Fiscal 2012, the Company implemented a new methodology to allocate corporate overhead costs to each of its operating segments on a reasonable basis.

In order to conform to this new cost allocation methodology, the Company has recasted historically reported segment operating results in order to enhance the comparability of its segmental operating performance.  There have been no changes in total net sales, total operating income, or total depreciation and amortization expense as a result of this change.  See Note 12 for further discussion of the Company’s segment information and the effect of this change.

Other Reclassifications

Certain other immaterial reclassifications have been made to the prior period’s financial information in order to conform to the current period’s presentation.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is included in other non-current liabilities in the accompanying consolidated balance sheets, was $14.7 million as of October 29, 2011 and $21.9 million as of July 30, 2011.  The amount of this liability is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations.  Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $7.3 million, excluding interest and penalties, during the next twelve months.  However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:
	Three Months Ended
	October 29,	October 30,
	2011	2010
	(millions)
Basic	76.9	78.4
Dilutive effect of stock options, restricted stock, restricted stock units and convertible debt securities	2.4	2.0
Diluted shares	79.3	80.4

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method.  As of October 29, 2011 and October 30, 2010, there was an aggregate of approximately 3.2 million and 2.0 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

4.  Recently Issued Accounting Standards

Presentation of Comprehensive Income

Under existing US GAAP, entities are permitted to present other comprehensive income and its components under one of three alternative presentations, including within the statement of changes in equity which is how the Company currently presents such financial information.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance for presenting comprehensive income.  Under that new guidance, entities will be required to present other comprehensive income and its components as either one continuous statement of net income and comprehensive income, or in two separate but consecutive statements.  The new guidance does not change the items that must be reported as part of comprehensive income or when those items should be reclassified to net income.  The new guidance will be effective for the Company beginning on July 29, 2012 (“Fiscal 2013”), and will be applied retrospectively.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Testing Goodwill for Impairment

In September 2011, the FASB issued amended guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Previously, the carrying value of goodwill was subject to a required quantitative assessment comparing such carrying value to its respective fair value.  Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative assessment is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative assessment to determine if the carrying amount of goodwill is recoverable. The new guidance is required to be adopted by the Company no later than the beginning of Fiscal 2013.  As the Company’s fair value of its reporting units substantially exceed their respective carrying value as of the last assessment date during the fourth quarter of Fiscal 2011, the Company does not expect that this new accounting guidance will have a material impact on the Company's consolidated financial statements.

5.  Inventories

Inventories substantially consist of finished goods merchandise.  Inventory by brand is set forth below:

	October 29, 2011	July 30, 2011	October 30, 2010
	(millions)
dressbarn	$127.0	$126.2	$123.8
maurices	99.4	90.8	84.7
Justice	175.3	148.3	129.9
Total inventories	$401.7	$365.3	$338.4

6.  Investments

Investments in companies in which the Company does not have a controlling interest, or is unable to exert significant influence, are accounted for as either held-to-maturity, available-for-sale investments or trading investments.

The Company classifies its investments in securities at the time of purchase into one of three categories: held-to-maturity, available-for-sale or trading.  The Company re-evaluates such classifications on a quarterly basis.  Held-to-maturity investments would normally consist of debt securities that the Company has the intent and ability to retain until maturity.  These securities are recorded at cost, as adjusted for the amortization of premiums and discounts, and approximate fair value.  Available-for-sale investments primarily consist of municipal bonds and auction rate securities (“ARS”), which are recorded at fair value.  Unrealized gains and losses on available-for-sale investments are classified as a component of accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets, and realized gains or losses are classified as a component of interest and other income, net, in the consolidated statement of operations.  Trading securities would normally consist of securities that are acquired by the Company with the intent of selling in the near term.  Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations.

No material unrealized gains or losses on available-for-sale investments were recognized during any of the periods presented.  As of the end of each period, the Company had no securities classified as held-to-maturity or trading.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s short-term and non-current investments by maturity date that were recorded in the consolidated balance sheets as of October 29, 2011 and July 30, 2011.

	October 29, 2011				July 30, 2011
	<1 year	1- 3 years	Over 3 years	Total	<1 year	1- 3 years	Over 3 years	Total
	(millions)
Available-for-sale investments - short-term:
Municipal bonds	$42.4	$—	$—	$42.4	$52.7	$—	$—	$52.7
Restricted cash	1.4	—	—	1.4	1.4	—	—	1.4
Total short-term investments	43.8	—	—	43.8	54.1	—	—	54.1

Available-for-sale investments - non-current:
Municipal bonds	—	109.6	27.4	137.0	—	102.7	23.8	126.5
Auction rate securities	—	—	8.9	8.9	—	—	12.0	12.0
Total non-current available-for-sale investments	—	109.6	36.3	145.9	—	102.7	35.8	138.5
Other non-current investments	1.9	—	—	1.9	—	—	—	—
Total non-current investments	1.9	109.6	36.3	147.8	—	102.7	35.8	138.5
Total Investments	$45.7	$109.6	$36.3	$191.6	$54.1	$102.7	$35.8	$192.6

ARS are variable-rate debt securities.  ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days.  Interest is paid at the end of each auction period.   The vast majority of our ARS are AAA/Aaa rated, with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies. Our net $8.9 million of investments in available-for-sale ARS are classified as non-current assets in our consolidated balance sheets as of October 29, 2011 because of our inability to determine when our investments in ARS could be sold.  On occasion an ARS is called by its issuer as was the case during the first quarter of Fiscal 2012, when $3.4 million of ARS were called for redemption.  The Company believes that the current lack of liquidity in the ARS market will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have no intent to sell, nor is it more likely than not that we will be required to sell these ARS investments until a recovery of the auction process, redemption by the issuer or, if necessary, maturity.  These securities are currently paying in accordance with their contractual terms, and as such, management does not believe any individual unrealized loss at October 29, 2011 represents an other-than-temporary impairment, as management attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors.

7. Impairments

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

First Quarter of Fiscal 2012 Impairment

During the first quarter Fiscal 2012, the Company recorded an aggregate of $0.9 million in non-cash impairment charges, including $0.5 million in its dressbarn segment, $0.3 million in its maurices segment, and $0.1 million in its Justice segment.  These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

First Quarter of Fiscal 2011 Impairment

During the first quarter of Fiscal 2011, the Company recorded an aggregate $1.6 million in non-cash impairment charges, including $1.1 million in its dressbarn segment, $0.2 million in its maurices segment, and $0.3 million in its Justice segment.  These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows.  These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores.

Such impairment charges are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations for all periods.

8.  Fair Value Measurements

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	October 29, 2011	July 30, 2011
	(millions)
Financial assets carried at fair value:
Municipal bonds(a)	$179.4	$179.2
Auction rate securities(b)	8.9	12.0
Total	$188.3	$191.2

(a)	Based on Level 1 measurements.
(b)	Based on Level 3 measurements.

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

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended
Level 3 (Unobservable inputs)	October 29, 2011	October 30, 2010
	(millions)
Balance at beginning of period	$12.0	$22.7
Change in temporary valuation adjustment included in other comprehensive income	0.3	0.1
Redemptions at par	(3.4)	(6.9)
Balance at end of period	$8.9	$15.9

Cash, cash equivalents and restricted cash are recorded at carrying value, which approximates fair value.  Available-for-sale investments in debt securities, which consist primarily of municipal bonds and ARS, are recorded at fair value, which was lower than the related cost basis in the investments by approximately $2.6 million at October 29, 2011 and $2.4 million at July 30, 2011.

The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value.  However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair value.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Equity

Summary of Changes in Equity

	Three Months Ended
	October 29, 2011	October 30, 2010(a)
	(millions)
Balance at beginning of period	$1,158.0	$1,014.7
Comprehensive income:
Net income	47.5	48.0
Foreign currency translation adjustment	(0.2)	—
Net unrealized loss on available-for-sale investments	(0.2)	—
Total comprehensive income	47.1	48.0
Change in non-controlling interest	—	(0.1)
Purchases of common stock	(28.7)	—
Shares issued and equity grants made pursuant to stock-based compensation plans	9.6	5.5
Balance at end of period	$1,186.0	$1,068.1

(a) Includes amounts attributable to a non-controlling interest of $1.4 million as of July 31, 2010 and $1.5 million as of October 30, 2010.  The Company sold its interest in its majority-owned investment during the fourth quarter of Fiscal 2011, thereby eliminating the non-controlling interest.

Common Stock Repurchase Program

On September 22, 2011, the Company’s Board of Directors authorized an expansion of its existing stock repurchase program (the “Stock Repurchase Program”) by $100 million.  When taken with the existing availability under the previous program, the availability to repurchase shares of common stock was increased to $127.1 million as of the date of authorization.

During the three months ended October 29, 2011, we purchased 1.1 million shares at an aggregate cost of $28.7 million.  The remaining availability under the Stock Repurchase Program was approximately $98.4 million at October 29, 2011. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

10. Stock-based Compensation

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

As of October 29, 2011, there were approximately 3.9 million shares under the 2010 Stock Plan available for future grants.  All of the Company’s prior stock option plans have expired as to the ability to grant new options.  The Company issues new shares of common stock when stock option awards are exercised.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	October 29,	October 30,
	2011	2010
	(millions)
Compensation expense	$7.5	$4.1
Income tax benefit	$(2.8)	$(1.6)

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

Expected Volatility — The expected volatility factor is based on the historical volatility of the Company's common stock for a period equal to the stock options expected term.

Expected Dividend Yield — The expected dividend yield is based on the Company's historical practice of not paying dividends on its common stock.

Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the option's expected term.

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the three months ended October 29, 2011 and October 30, 2010 are presented as follows:

	Three Months Ended
	October 29, 2011	October 30, 2010
Expected term (years)	4.0	4.0
Expected volatility	41.7%	41.3%
Risk-free interest rate	0.9%	2.1%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$9.41	$8.65

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the first quarter of Fiscal 2012 is as follows:

	October 29, 2011
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding- July 31, 2011	6,914.8	$16.93	6.4	$106.4
Granted	1,462.5	26.23
Exercised	(114.8)	13.74
Cancelled/Forfeited	(59.6)	21.55

Options outstanding – October 29, 2011	8,202.9	$18.60	6.9	$95.4

Options vested and expected to vest at October 29, 2011 (b)	7,860.0	$19.41	6.8	$92.8
Options exercisable at October 29, 2011	4,007.1	$14.05	4.9	$64.7

(a)  The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.
(b)  The number of options expected to vest takes into consideration estimated expected forfeitures.

As of October 29, 2011, there was $33.4 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years. The total intrinsic value of options exercised during the three months ended October 29, 2011 was approximately $1.7 million and during the three months ended October 30, 2010 was approximately $1.1 million.  The total fair value of options that vested during the three months ended October 29, 2011 was approximately $7.2 million and during the three months ended October 30, 2010 was approximately $14.7 million.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of Restricted Equity Awards activity during the first three months ended October 29, 2011 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 31, 2011	461.2	$25.27	676.4	$24.49	218.5	$24.68
Granted	236.9	26.72	273.5	25.34	—	—
Vested	(58.1)	24.01	—	—	—	—
Cancelled/Forfeited	(58.1)	25.25	—	—	—	—
Nonvested at October 29, 2011	581.9	$25.99	949.9	$24.71	218.5	$24.68

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards

Total unrecognized compensation at October 29, 2011 (millions)	$11.0	$15.8	$3.3
Weighted-average years expected to be recognized over (years)	3.5	2.1	2.0

11. Commitments and Contingencies

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleged, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  The parties agreed to a settlement of this wage and hour lawsuit.  The court granted final approval of the settlement on August 10, 2011.  The Company had previously established a reserve for this settlement.  During the first quarter of Fiscal 2012, the settlement funds were disbursed to Class Members, and the excess reserve was reversed into income. The effect of the settlement and the reversal of excess reserve was not material to the consolidated financial statements.

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

12. Segment Information

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of the dressbarn brand.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of the maurices brand.

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of the Justice brand

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2011 10-K.  All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

Due to changes in the Company’s corporate overhead cost allocation methodology implemented in Fiscal 2012 as discussed in Note 2, segment information for the three months ended October 30, 2010 has been recasted to conform to the current period’s presentation.  These changes entirely related to the reallocation of corporate overhead costs to each of its three segments, and had no impact on total net sales, total operating income or total depreciation and amortization expense.

Net sales, operating income, and depreciation and amortization expense for each segment under the Company’s new (recasted) basis of reporting are as follows:

	Three Months Ended
	October 29, 2011	October 30, 2010
	(millions)
Net sales:
dressbarn	$245.4	$240.2
maurices	202.9	182.5
Justice	320.0	290.6
Total net sales	$768.3	$713.3

Operating income:
dressbarn	$5.0	$7.2
maurices	23.7	25.3
Justice	47.8	45.2
Total operating income	$76.5	$77.7

Depreciation and amortization expense:
dressbarn	$7.7	$7.4
maurices	6.5	5.6
Justice	9.9	10.0
Total depreciation and amortization expense	$24.1	$23.0

A reconciliation of the Company’s operating income for each segment under the historical and recasted basis of reporting for the three months ended October 30, 2010 is as follows:

	October 30, 2010
	As Previously Reported	Adjustment	As Recasted
	(millions)
Operating income:
dressbarn	$3.4	$3.8	$7.2
maurices	27.9	(2.6)	25.3
Justice	46.4	(1.2)	45.2
Total operating income	$77.7	$—	$77.7

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  Additional Financial Information

	Three Months Ended
	October 29,	October 30,
Cash Interest and Taxes:	2011	2010
	(millions)
Cash paid for interest	$—	$0.3
Cash paid for income taxes	$5.9	$2.4

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $0.9 million for the three months ended October 29, 2011 and $1.0 million for the three months ended October 30, 2010.

There were no significant non-cash investing or financing activities for the three months ended October 29, 2011 or October 30, 2010.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Various statements in this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases and in oral statements made from time to time by us or on our behalf constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "we believe," "is or remains optimistic," "currently envisions" and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011 (the "Fiscal 2011 10-K"). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INTRODUCTION

Management discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition and results of our operations. MD&A is organized as follows:

•
Overview.  This section provides a general description of our business and a summary of financial performance for the three months ended October 29, 2011.  In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month periods ending October 29, 2011 and October 30, 2010.

•
Financial condition and liquidity. This section provides an analysis of our cash flows for the three-month periods ending October 29, 2011 and October 30, 2010, as well as a discussion of our financial condition and liquidity as of October 29, 2011. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in financial condition and commitments since the end of Fiscal 2011.

•
Market risk management.  This section discusses any significant changes in our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions since the end of Fiscal 2011.

•
Critical accounting policies.  This section discusses any significant changes in our accounting policies since the end of Fiscal 2011.  Significant changes include those considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2011 10-K.

•
Recently issued accounting pronouncements.  This section notes that we have assessed the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued, as discussed in more detail in Note 4 to the unaudited consolidated financial statements.

In this Form 10-Q, references to "Ascena," "ourselves," "we," "our," "us" and the "Company" refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the last Saturday in July.  As such, fiscal year 2012 will end on July 28, 2012 and will be a 52-week period (“Fiscal 2012”).  Fiscal 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”).  The first quarter for Fiscal 2012 ended on October 29, 2011 and was a 13-week period.  The first quarter for Fiscal 2011 ended on October 30, 2010 and was also a 13-week period.

OVERVIEW

Our Business

Our Company is a leading national specialty retailer of apparel for women and tween girls operating, through its wholly owned subsidiaries, the dressbarn, maurices, and Justice brands.  We operate (through our subsidiaries) over 2,500 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $2.9 billion for Fiscal 2011.

We classify our businesses into three segments following a brand-oriented approach: dressbarn, maurices and Justice.  The dressbarn segment includes approximately 836 specialty retail and outlet stores, as well as an e-commerce operation that was launched in the first quarter of Fiscal 2011.  The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. The maurices segment includes approximately 797 specialty retail and outlet stores, and e-commerce operations.  The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores primarily concentrated in small markets (approximately 25,000 to 100,000 people).  The Justice segment includes approximately 917 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories.  The Justice brand stores offer fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls.

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

Summary of Financial Performance

General Economic Conditions

Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending.  Some of the factors negatively impacting discretionary consumer spending include general economic conditions, wages and high unemployment, high consumer debt, reductions in net worth based on severe market declines (such as in residential real estate markets), increased taxation, higher fuel, energy and other prices, increasing interest rates, and low consumer confidence.  In addition, the recent significant volatility in our financial markets related, in part, to the downgrade in the credit rating of U.S. government-issued debt and the European sovereign debt crisis could also negatively impact the levels of future discretionary domestic consumer spending.  While the U.S. and certain other international economies have improved since the global financial crisis experienced in Fall 2008, a prolonged economic downturn and slow recovery, including high rates of unemployment, rising commodity prices and declining real estate market values, could have a material effect on our business, financial condition and results of operations.

Operating Results

For the three months ended October 29, 2011, we reported net sales of $768.3 million, net income of $47.5 million and net income per diluted share of $0.60. This compares to net sales of $713.3 million, net income of $48.0 million and net income per diluted share of $0.60 for the three months ended October 30, 2010.

Our operating performance for the three months ended October 29, 2011 was positively affected by a 7.7% increase in net sales.  The increase in net sales was driven by both our comparable store sales and new store growth, as well as strong growth in all e-commerce brand sales.  Our increase in net sales was offset by a modest decline in our gross profit rate of 40 basis points to 42.3%.  The decrease in our gross profit rate was mainly due to higher markdowns for increased promotional activity, offset in part by the leveraging of buying and occupancy costs.  SG&A expenses increased by $20.1 million, or 60 basis points, to 29.2% of net sales in the first quarter of Fiscal 2012.  Contributing to the increase in SG&A as a percentage of net sales were increased marketing expenses, higher costs due to new business initiatives, and certain one-time executive contractual obligation costs.

Net income and net income per diluted share remained flat for the three months ended October 29, 2011 when compared to the three months ended October 30, 2010.  In addition, the provision for income taxes also remained flat for both periods at approximately $30 million, or a 38.5% effective tax rate.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the first quarter of Fiscal 2012 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $437.6 million, compared to $436.1 million as of the end of Fiscal 2011.

The slight improvement in our financial position was primarily due to our operating cash flows, which were largely offset by our treasury stock repurchases and capital expenditures. Our equity increased to $1.186 billion as of October 29, 2011, compared to $1.158 billion as of July 30, 2011, primarily due to our net income during Fiscal 2012, offset in part by our share repurchase activity.

We generated $56.8 million of cash from operations during the three months ended October 29, 2011, compared to $58.9 million during the three months ended October 30, 2010.  During the first quarter of Fiscal 2012, we used $28.7 million of our cash to repurchase 1.1 million shares of common stock and $27.6 million for capital expenditures, primarily associated with our retail store expansion and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for three months ended October 29, 2011 and October 30, 2010 presented herein has been affected by certain transactions, including:

•
Pretax charges related to certain one-time, executive contractual obligation costs in Fiscal 2012, and market-related expenses for our deferred compensation plan, and certain merger and integration-related costs incurred in both periods.

A summary of the effect of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended
	October 29,	October 30,
	2011	2010
	(millions)
Executive contractual obligation costs	$(5.4)	$—
Market-related expenses for deferred compensation plan	(0.7)	(1.3)
Merger, integration, and reorganization-related costs	(0.7)	(2.1)
Total	$(6.8)	$(3.4)

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

Due to changes in the Company’s corporate overhead allocation methodology implemented in Fiscal 2012, as discussed in Notes 2 and 12, segment information for the three months ended October 30, 2010 has been recasted to conform to the current period’s presentation.  These changes entirely related to the reallocation of corporate overhead costs to each of its three segments, and had no impact on total net sales, total operating income or total depreciation and amortization expense.

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	October 29, 2011	October 30, 2010	$ Change	% Change
	(millions, except per share data)
Net Sales	$768.3	$713.3	$55.0	7.7%

Cost of goods sold(a)	(443.5)	(408.5)	(35.0)	8.6%
Cost of goods sold as % of net sales	57.7%	57.3%
Selling, general and administrative expenses	(224.2)	(204.1)	(20.1)	9.8%
SG&A as % of net sales	29.2%	28.6%
Depreciation and amortization expense	(24.1)	(23.0)	(1.1)	4.8%
Operating income	76.5	77.7	(1.2)	(1.5)%
Operating income as % of net sales	10.0%	10.9%

Interest expense	(0.2)	(0.6)	0.4	(66.7)%
Interest and other income, net	0.9	0.9	—	—
Income before provision for income taxes	77.2	78.0	(0.8)	(1.0)%

Provision for income taxes	(29.7)	(30.0)	0.3	(1.0)%
Effective tax rate(b)	38.5%	38.5%
Net income	$47.5	$48.0	$(0.5)	(1.0)%

Net income per common share:
Basic	$0.62	$0.61	$0.01	1.6%
Diluted	$0.60	$0.60	$—	—

(a)	Includes buying and occupancy costs and excludes depreciation.
(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Sales.  Net sales increased by $55.0 million, or 7.7%, to $768.3 million for the three months ended October 29, 2011 from $713.3 million for the three months ended October 30, 2010.  The increase in net sales was driven by both our comparable store sales growth and new store growth, as well as strong growth in all e-commerce brand sales.  On a consolidated basis, comparable store sales increased 4% during the three months ended October 29, 2011.  The sales increases at each of our brands were as follows: Justice sales increased by $29.4 million; maurices sales increased by $20.4 million; and dressbarn sales increased by $5.2 million.

Net sales and comparable store sales data for our three business segments is presented below.

	Three Months Ended
	October 29, 2011	October 30, 2010	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
dressbarn	$245.4	$240.2	$5.2	2.2%	—%
maurices	202.9	182.5	20.4	11.2%	4%
Justice	320.0	290.6	29.4	10.1%	8%
Total net sales	$768.3	$713.3	$55.0	7.7%	4%

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

•	an increase of $0.4 million in comparable store sales during the three months ended October 29, 2011;
•	a $1.8 million increase in non-comparable stores sales, primarily driven by 16 stores opened during the last twelve months; and
•	an increase of $3.0 million in revenues from e-commerce operations.

maurices net sales. The net increase primarily reflects:

•	an increase of $6.2 million, or 4%, in comparable store sales during the three months ended October 29, 2011;
•	a $10.6 million increase in non-comparable stores sales primarily driven by an increase related to 39 net new store openings during the last twelve months; and
•	an increase of $3.6 million in revenues from e-commerce operations.

Justice net sales. The net increase primarily reflects:

•	an increase of $19.8 million, or 8%, in comparable store sales during the three months ended October 29, 2011;
•	a $7.6 million increase in non-comparable stores sales primarily driven by an increase related to 26 net new store openings during the last twelve months; and
•
an increase of $4.0 million in revenues from its e-commerce operations and a $1.7 million increase licensing operations, offset in part by a $3.7 million decrease in its wholesale and other revenues.  The decrease in wholesale operations was due to a decrease in third-party sales.

Cost of Goods Sold, including occupancy and buying costs, excluding depreciation. Cost of goods sold consists of all costs of merchandise (net of purchase discounts and vendor allowances), merchandise acquisition costs (primarily commissions and import fees), freight (including costs to ship merchandise between our distribution centers and our retail stores), store occupancy costs (excluding utilities and depreciation), direct costs changes in reserve levels for inventory realizability and shrinkage, and all costs associated with the buying and distribution functions, including the costs for e-commerce.

Cost of goods sold increased by $35.0 million, or 8.6%, to $443.5 million for the three months ended October 29, 2011 from $408.5 million for the three months ended October 30, 2010.  Cost of goods sold as a percentage of net sales increased by 40 basis points to 57.7% in the three months ended October 29, 2011 from 57.3% for the three months ended October 30, 2010.  Gross profit, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 40 basis points to 42.3% for the three months ended October 29, 2011 from 42.7% for the three months ended October 30, 2010.  The decrease in the gross profit rate was mainly due to higher markdowns, including pre-planned promotional activity, at our dressbarn and maurices segments, offset in part by the leveraging of buying and occupancy costs.

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

SG&A expenses increased by $20.1 million, or 9.8%, to $224.2 million in for the three months ended October 29, 2011 from $204.1 million for the three months ended October 30, 2010.   SG&A expenses as a percentage of net sales increased by 60 basis points to 29.2% in Fiscal 2012 from 28.6% in Fiscal 2011.  The increase in SG&A expenses was mainly due to increased marketing costs, higher costs due to new business initiatives, and payroll-related costs and other store expenses, which resulted from the higher net sales growth, and a $5.4 million one-time executive contractual obligation incurred in Fiscal 2012.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $1.1 million, or 4.8%, to $24.1 million for the three months ended October 29, 2011 from $23.0 million for the three months ended October 30, 2010.  The increase was primarily due to an increase in capital expenditures, which resulted, in part, from the net opening of 63 stores during the past twelve months.

Operating Income. Operating income decreased by $1.2 million, or 1.5%, to $76.5 million for the three months ended October 29, 2011 from $77.7 million for the three months ended October 30, 2010.  Operating income as a percentage of net sales decreased 90 basis points, to 10.0% in the three months ended October 29, 2011 from 10.9% in the three months ended October 30, 2010. The decrease was primarily due to lower gross profit resulting from lower merchandise margins and the de-leveraging of SG&A expenses, offset in part by the higher sales levels.

Operating income data for our three business segments is presented below.

	Three Months Ended
	October 29, 2011	October 30, 2010	$ Change	% Change
	(millions)		(millions)
Operating income:
dressbarn	$5.0	$7.2	$(2.2)	(30.6)%
maurices	23.7	25.3	(1.6)	(6.3)%
Justice	47.8	45.2	2.6	5.8%
Total operating income	$76.5	$77.7	$(1.2)	(1.5)%

dressbarn operating income decreased by approximately $2.2 million primarily as a result of a lower gross profit rate and an increase in SG&A expenses, which more than offset the  modest increase in sales.  The lower gross profit rate was mainly attributable to higher markdowns.  The increase in SG&A expenses during the three months ended October 29, 2011 was mainly due to higher marketing costs.

maurices operating income decreased by approximately $1.6 million primarily as a result of a lower gross profit rate and an increase in SG&A expenses, which more than offset the strong increase in sales.  The lower gross profit rate was mainly attributable to higher markdowns.  The increase in SG&A expenses during the three months ended October 29, 2011 was due to a number of factors including the following: an increase in store expenses, relating to the overall net sales increases; and increased marketing expenses.

Justice operating income increased by approximately $2.6 million primarily as a result of an increase in sales and related gross profit rates, offset in part by an increase in SG&A expenses.  The higher gross profit rate benefited from selected price increases, merchandise mix, successful promotional activity, and better leveraging of buying and occupancy costs.  The increase in SG&A expenses during the three months ended October 29, 2011 was due to a number of factors including the following: an increase in store expenses, relating to the overall net sales increases; higher marketing expenses; and a $5.4 million one-time executive contractual obligation cost.

Interest Expense. Interest expense decreased by $0.4 million, or 66.7%, to $0.2 million for the three months ended October 29, 2011 from $0.6 million for the three months ended October 30, 2010.  The decrease was primarily the result of the fourth quarter Fiscal 2011 prepayment of the entire mortgage debt on our Suffern, New York facility.

Interest and Other Income, Net.  Interest and other income, net was flat at $0.9 million for both the three months ended October 29, 2011 and October 30, 2010.  As such, there were no significant fluctuations warranting further discussion and analysis.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $0.3 million, or 1.0%, to $29.7 million for the three months ended October 29, 2011 from $30.0 million for the three months ended October 30, 2010. The reported effective tax rate of 38.5% was the same for both periods.  The slight decline in the provision for income taxes is due to the corresponding slight decline in pretax income for the three months ended October 29, 2011.

Net Income. Net income decreased by $0.5 million, or 1.0%, to $47.5 million for the three months ended October 29, 2011 from $48.0 million for the three months ended October 30, 2010.  Growth in operating income for the three months ended October 29, 2011 at our Justice segment was more than offset by lower operating income in each of our dressbarn and maurices segments. These net decreases were offset in part by a decrease in the provision for income taxes of $0.3 million.

Net Income Per Diluted Common Share.  Net income per diluted share was flat at $0.60 per share for both the three months ended October 29, 2011 and October 30, 2010.  The negative effect of the slightly lower level of net income was offset by a decrease in the weighted-average diluted common shares outstanding to 79.3 million shares during the three months ended October 29, 2011 from 80.4 million shares during the three months ended October 30, 2010.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	Three Months Ended
	October 29, 2011	July 30, 2011	$ Change
	(millions)
Cash and cash equivalents	$246.0	$243.5	$2.5
Short-term investments	43.8	54.1	(10.3)
Non-current investments	147.8	138.5	9.3
Total debt	—	—	—
Net cash and investments (a)	$437.6	$436.1	$1.5
Equity	$1,186.0	$1,158.0	$28.0

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

The slight increase in our net cash and investments position as of October 29, 2011 as compared to July 30, 2011 was primarily due to our operating cash flows, which were largely offset by our use of cash to support common stock repurchases and capital expenditures. During the three months ended October 29, 2011, we used $28.7 million to repurchase 1.1 million shares of common stock and $27.6 million for capital expenditures.

The increase in equity was primarily due to the Company’s net income in Fiscal 2012, offset in part by the Fiscal 2012 effects of the Company’s common stock repurchase program.

Cash Flows

The table below summarizes our cash flows for the three months ended presented as follows:

	Three Months Ended
	October 29, 2011	October 30, 2010
	(millions)
Net cash provided by operating activities	$56.8	$58.9
Net cash used in investing activities	(27.6)	(51.1)
Net cash (used in) provided by financing activities	(26.7)	1.1
Net increase in cash and cash equivalents(a)	$2.5	$8.9

(a)	Excludes changes in short-term and non-current investments, which decreased in the aggregate by $1.0 million during the three months ended October 29, 2011.

Net Cash Provided by Operating Activities.  Net cash provided by operations was $56.8 million for the three months ended October 29, 2011, compared with $58.9 million during the three months ended October 30, 2010.  The slight decrease was primarily driven by increases in the amount of cash used to purchase inventories, offset in part by both (i) an increase in net income after adjusting for the non-cash items set forth separately in the statement of cash flows, and (ii) a decrease in non-inventory working capital requirements.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended October 29, 2011 was $27.6 million, consisting entirely of $27.6 million of capital expenditures.  Net cash provided by investing activities for three months ended October 30, 2010 was $51.1 million, consisting primarily of $30.3 million of net cash used in the purchases of investment securities and $20.7 million of capital expenditures.

Net Cash (Used in)/Provided by Financing Activities. Net cash used in financing activities was $26.7 million during the three months ended October 29, 2011, consisting primarily of $28.7 million for the repurchase of common stock, offset in part by proceeds relating to our stock-based compensation plans. Net cash provided by financing activities for the three months ended October 30, 2010 was $1.1 million, primarily relating to proceeds from stock options exercised and employee stock purchases.

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

As discussed in the “Debt” section below, we had no revolving credit borrowings outstanding under our Credit Agreement as of October 29, 2011. As discussed further below, we may elect to draw on our Credit Agreement or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. We believe that our Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of October 29, 2011, there were five financial institutions participating in the Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 29%.  Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

Debt

Credit Agreement

See Note 15 of the audited consolidated financial statements included in the Fiscal 2011 10-K for further information regarding Ascena’s $200 million revolving credit facility (the “Credit Agreement”). As of October 29, 2011, we had no borrowings outstanding and $193.3 million available under the Credit Agreement.  The amount available under the Credit Agreement is net of $6.7 million of outstanding letters of credit. As of October 29, 2011, the Company also had issued $15.6 million of private label letters of credit relating to the importation of merchandise.

Our Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense and (iv) rent expense. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) capital lease payments, (e) mandatory cash contributions to any employee benefit plan and (f) any restricted payments paid in cash.  We are required to maintain a minimum fixed charge coverage ratio for any period of four fiscal quarters of at least 1.10 to 1.00.  As of October 29, 2011, the actual fixed charge coverage ratio was 1.57 to 1.00.  We were in compliance with all financial covenants contained in the Credit Agreement as of October 29, 2011, and expect to be in compliance in all periods during the next twelve months.

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

Payment of Dividends

Our Credit Agreement does not permit cash dividends, but allows us to pay stock dividends subject to certain restrictions contained in the Credit Agreement.  Dividends are payable when declared by our Board of Directors.  Currently, the Board of Directors does not plan to pay any dividends.

Common Stock Repurchase Program

On September 22, 2011, the Company’s Board of Directors authorized an expansion of its existing stock repurchase program (the “Stock Repurchase Program”) by $100 million.  When taken with the existing availability under the previous program, the availability to repurchase shares of common stock was increased to $127.1 million as of the date of authorization.

During the three months ended October 29, 2011, we purchased 1.1 million shares at an aggregate cost of $28.7 million.  The remaining availability under the Stock Repurchase Program was approximately $98.4 million at October 29, 2011. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

Contractual and Other Obligations

Firm Commitments

There have been no material changes during the period covered by this report to the firm commitments specified in the contractual and other obligations section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2011 10-K.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2011 10-K.

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices.  These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio.  Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks.  However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes.  As of October 29, 2011 the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates.  Purchases of inventory for resale in our retail stores normally are transacted in U.S. dollars.  In addition, our wholly owned international retail operations represented less than 1% of our consolidated revenues for the first quarter of Fiscal 2012.  In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

Our Company currently has no debt outstanding.  However, we have approximately $200 million of borrowing availability under our Credit Agreement.  Borrowings under our Credit Agreement are subject to interest charges at variable rates.  Accordingly, to the extent we borrow under the Credit Agreement, we are subject to market risks related to changes in interest rates.  See Debt section included above for a summary of the terms and conditions of our Credit Agreement.

Investment Risk Management

As of October 29, 2011, our Company had cash and cash equivalents on-hand of $246.0 million, primarily invested in money market funds and commercial paper with original maturities of 90 days or less. The Company's other significant investments included $43.8 million of short-term investments, primarily municipal bonds with original maturities greater than 90 days; and $147.8 million of non-current investments, primarily municipal bonds and auction rate securities (“ARS”) issued through various municipalities with maturities greater than one year.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at October 29, 2011. This represents a concentration of credit risk.  With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2011 10-K.  The SEC's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company's estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a detailed discussion of the Company's critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2011 10-K.  There have been no material changes in the application of the Company’s critical accounting policies since July 30, 2011.

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

See Note 4 to the accompanying unaudited consolidated financial statements for a description of certain recently issued proposed accounting standards which may impact our financial statements in future periods.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see “Market Risk Management” in Item 2 included elsewhere in this report on Form 10-Q.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as October 29, 2011.  There has been no change in the Company’s internal control over financial reporting during the Fiscal quarter ended October 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

On January 21, 2010, Tween Brands was sued in the U.S. District Court for the Eastern District of California.  This purported class action alleged, among other things, that Tween Brands violated the Fair Labor Standards Act by not properly paying its employees for overtime and missed rest breaks.  The parties agreed to a settlement of this wage and hour lawsuit.  The court granted final approval of the settlement on August 10, 2011.  The Company had previously established a reserve for this settlement.  During the first quarter of Fiscal 2012, the settlement funds were disbursed to Class Members, and the excess reserve was reversed into income. The effect of the settlement and the reversal of excess reserve was not material to the consolidated financial statements.

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

Item 1A – RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2011 10-K .  There have been no material changes during the quarter ended October 29, 2011 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2011 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1), (2)

The following table provides information about the Company’s repurchases of common stock during the quarter ended October 29, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1 (July 31, 2011 – August 27, 2011)	—	$—	—	$27 million
Month # 2 (August 28, 2011 – October 1, 2011)	460,000	26.73	460,000	115 million
Month # 3 (October 2, 2011 – October 29, 2011)	596,900	27.36	596,900	98 million

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

(2)
On September 22, 2011, the Company’s Board of Directors authorized an expansion of its existing 2010 Stock Repurchase Program by $100 million.  When taken with the existing availability under the 2010 Stock Repurchase Program, the availability to repurchase shares of common stock was increased to $127.1 million as of the date of authorization.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

ASCENA RETAIL GROUP, INC.

Date: December 8, 2011	BY: /s/ David Jaffe
David Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 8, 2011	BY: /s/ Armand Correia
Armand Correia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)