Form 10-Q
period 2012-01-28
Ascena Retail Group, Inc.
filed 2012-03-01
CIK 1498301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 28, 2012

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

The Registrant had 76,792,918 shares of common stock outstanding as of February 23, 2012.

1

ASCENA RETAIL GROUP, INC.

INDEX

PART I. FINANCIAL INFORMATION (Unaudited)

2

ASCENA RETAIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	January 28, 2012	July 30, 2011
	(millions, except per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$378.9	$243.5
Short-term investments	50.7	54.1
Inventories	313.0	365.3
Deferred tax assets	25.4	25.3
Prepaid expenses and other current assets	67.6	72.3
Total current assets	835.6	760.5
Non-current investments	148.0	138.5
Property and equipment, net	487.2	489.0
Goodwill	234.3	234.3
Other intangible assets, net	183.6	184.2
Other assets	32.4	33.1
Total assets	$1,921.1	$1,839.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$155.5	$181.9
Accrued expenses and other current liabilities	153.2	162.4
Deferred income	42.8	32.3
Income taxes payable	3.3	5.6
Total current liabilities	354.8	382.2
Long-term debt	--	--
Lease-related liabilities	169.0	169.2
Deferred income taxes	54.2	45.7
Other non-current liabilities	85.6	84.5
Commitments and contingencies (Note 11)
Total liabilities	663.6	681.6

Equity:
Common stock, par value $0.01 per share; 76.7 million and 77.4 million shares issued and outstanding	0.8	0.7
Additional paid-in capital	498.0	472.8
Retained earnings	760.9	686.9
Accumulated other comprehensive (loss)	(2.2)	(2.4)
Total equity	1,257.5	1,158.0
Total liabilities and equity	$1,921.1	$1,839.6
See accompanying notes. 3

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
	(millions, except per share data)
	(unaudited)

Net sales	$862.0	$752.1	$1,630.3	$1,465.4
Cost of goods sold, including occupancy and buying costs
(excluding depreciation which is shown separately below)	(504.2)	(447.9)	(947.7)	(856.4)
Selling, general and administrative expenses	(232.3)	(211.1)	(456.5)	(415.2)
Depreciation and amortization expense	(25.5)	(21.6)	(49.6)	(44.5)
Operating income	100.0	71.5	176.5	149.3

Interest expense	(0.3)	(0.7)	(0.5)	(1.3)
Interest and other income, net	1.0	0.9	1.9	1.7
Income before provision for income taxes	100.7	71.7	177.9	149.7

Provision for income taxes	(37.0)	(29.2)	(66.7)	(59.2)
Net income	$63.7	$42.5	$111.2	$90.5

Net income per common share:
Basic	$0.83	$0.54	$1.45	$1.15
Diluted	$0.81	$0.52	$1.41	$1.12

Weighted average common shares outstanding:
Basic	76.3	78.4	76.7	78.4
Diluted	78.8	81.1	79.1	81.1

See accompanying notes. 4

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 28, 2012	January 29, 2011
	(millions)
Cash flows from operating activities:	(unaudited)
Net income	$111.2	$90.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49.6	44.5
Deferred income tax expense	0.5	6.3
Deferred rent and other occupancy costs	(13.6)	(12.9)
Non-cash stock-based compensation expense	15.1	8.6
Non-cash impairments of assets	1.1	3.4
Non-cash interest expense	0.5	0.6
Other non-cash expense	(6.6)	(2.6)
Excess tax benefits from stock-based compensation	(1.8)	(1.4)
Changes in operating assets and liabilities:
Inventories	52.3	49.1
Accounts payable and accrued liabilities	(22.1)	(44.0)
Deferred income liabilities	18.7	16.7
Lease-related liabilities	11.6	6.6
Other balance sheet changes	5.5	1.6
Net cash provided by operating activities	222.0	167.0

Cash flows from investing activities:
Purchases of investments	(36.4)	(93.3)
Proceeds from sales and maturities of investments	29.1	57.6
Investment in life insurance policies	(0.1)	(0.1)
Capital expenditures	(52.1)	(47.7)
Net cash used in investing activities	(59.5)	(83.5)

Cash flows from financing activities:
Repayments of debt	--	(0.7)
Payment of deferred financing costs	--	(1.3)
Repurchases of common stock	(37.2)	(26.1)
Proceeds from stock options exercised and employee stock purchases	8.3	4.9
Excess tax benefits from stock-based compensation	1.8	1.4
Net cash used in financing activities	(27.1)	(21.8)

Net increase in cash and cash equivalents	135.4	61.7
Cash and cash equivalents at beginning of period	243.5	240.7

Cash and cash equivalents at end of period	$378.9	$302.4

See accompanying notes. 5

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls operating, through its wholly owned subsidiaries, the dressbarn, maurices, and Justice brands. The Company operates (through its subsidiaries) over 2,500 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $2.9 billion for the fiscal year ended July 30, 2011. Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into three segments following a brand-oriented approach: dressbarn, maurices and Justice. The dressbarn segment includes approximately 825 specialty retail stores, as well as an e-commerce operation that was launched in the first quarter of Fiscal 2011. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. The maurices segment includes approximately 803 specialty retail stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The Justice segment includes approximately 917 specialty retail stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2012 will end on July 28, 2012 and will be a 52-week period (“Fiscal 2012”). Fiscal 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”). The second quarter for Fiscal 2012 ended on January 28, 2012 and was a 13-week period. The second quarter for Fiscal 2011 ended on January 29, 2011 and was also a 13-week period.

Seasonality of Business

The Company’s business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, the dressbarn and maurices brands have historically experienced proportionately lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of the Company’s fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift giving merchandise. In addition, the Company’s operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays, and changes in merchandise mix. Accordingly, the Company’s operating results and cash flows for the three-month and six-month periods ended January 28, 2012 are not necessarily indicative of the operating results and cash flows that may be expected for the full year of Fiscal 2012.

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

Our COGS may not be comparable to those of other entities. Some entities, like us, include costs related to their distribution network, buying function and all store occupancy costs in their COGS, whereas other entities exclude costs related to their distribution network buying function and store occupancy costs from COGS and include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under COGS. SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, utility costs, insurance costs, legal costs and costs related to other administrative services.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is included in other non-current liabilities in the accompanying consolidated balance sheets, was $14.4 million as of January 28, 2012 and $21.9 million as of July 30, 2011. The amount of this liability is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $7.1 million, excluding interest and penalties, during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
	(millions)
Basic	76.3	78.4	76.7	78.4
Dilutive effect of stock options, restricted stock, restricted stock units and convertible debt securities	2.5	2.7	2.4	2.7
Diluted shares	78.8	81.1	79.1	81.1

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of January 28, 2012 and January 29, 2011, there was an aggregate of approximately 2.2 million and 2.1 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

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

5. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	January 28, 2012	July 30, 2011	January 29, 2011
	(millions)
dressbarn	$105.3	$126.2	$107.0
maurices	85.0	90.8	67.7
Justice	122.7	148.3	96.6
Total inventories	$313.0	$365.3	$271.3

6. Investments

Investments in securities of companies in which the Company does not have a controlling interest, or is unable to exert significant influence, are accounted for as either held-to-maturity, available-for-sale investments or trading investments.

The Company classifies its investments in securities at the time of purchase into one of three categories: held-to-maturity, available-for-sale or trading. The Company re-evaluates such classifications on a quarterly basis. Held-to-maturity investments would normally consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, as adjusted for the amortization of premiums and discounts, and approximate fair value. Available-for-sale investments primarily consist of municipal bonds and auction rate securities (“ARS”), which are recorded at fair value. Unrealized gains and losses on available-for-sale investments are classified as a component of accumulated other comprehensive income in the consolidated balance sheets, and realized gains or losses are classified as a component of interest and other income, net, in the consolidated statement of operations. Trading securities would normally consist of securities that are acquired by the Company with the intent of selling in the near term. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations.

No material unrealized gains or losses on available-for-sale investments were recognized during any of the periods presented. As of the end of each period, the Company had no securities classified as held-to-maturity or trading.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s short-term and non-current investments by maturity date that were recorded in the consolidated balance sheets as of January 28, 2012 and July 30, 2011.

	January 28, 2012				July 30, 2011
	<1 year	1- 3 years	Over 3 years	Total	<1 year	1- 3 years	Over 3 years	Total
				(millions)
Available-for-sale investments - short-term:
Municipal bonds	$48.0	$--	$--	$48.0	$52.7	$--	$--	$52.7
Restricted cash	2.7	--	--	2.7	1.4	--	--	1.4
Total short-term investments	50.7	--	--	50.7	54.1	--	--	54.1

Available-for-sale investments - non-current:
Municipal bonds	--	109.0	26.1	135.1	--	102.7	23.8	126.5
Auction rate securities	--	--	8.9	8.9	--	--	12.0	12.0
Total non-current available-for-sale investments	--	109.0	35.0	144.0	--	102.7	35.8	138.5
Other non-current investments	4.0	--	--	4.0	--	--	--	--
Total non-current investments	4.0	109.0	35.0	148.0	--	102.7	35.8	138.5
Total Investments	$54.7	$109.0	$35.0	$198.7	$54.1	$102.7	$35.8	$192.6

ARS are variable-rate debt securities. ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Interest is paid at the end of each auction period. The vast majority of our ARS are AAA/Aaa rated, with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies. Our net $8.9 million of investments in available-for-sale ARS are classified as non-current assets in our consolidated balance sheets as of January 28, 2012 because of our inability to determine when our investments in ARS could be sold. On occasion an ARS is called by its issuer as was the case during the first six months of Fiscal 2012, when $3.4 million of ARS were called for redemption. The Company believes that the current lack of liquidity in the ARS market will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have no intent to sell, nor is it more likely than not that we will be required to sell these ARS investments until a recovery of the auction process, redemption by the issuer or, if necessary, maturity. These securities are currently paying in accordance with their contractual terms, and as such, management does not believe any individual unrealized loss at January 28, 2012 represents an other-than-temporary impairment, as management attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors.

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

Fiscal 2012 Impairment

During the six months ended January 28, 2012, the Company recorded an aggregate of $1.1 million in non-cash impairment charges, including $0.5 million in its dressbarn segment, $0.4 million in its maurices segment, and $0.2 million in its Justice segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $0.2 million was recorded during the three months ended January 28, 2012.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal 2011 Impairment

During the six month ended January 29, 2011, the Company recorded an aggregate $3.4 million in non-cash impairment charges, including $1.5 million in its dressbarn segment, $0.7 million in its maurices segment, and $1.2 million in its Justice segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $1.8 million was recorded during the three months ended January 29, 2011.

Such impairment charges are included as a component of SG&A expenses in the accompanying consolidated statements of operations for all periods.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	January 28, 2012	July 30, 2011
Financial assets carried at fair value:	(millions)
Municipal bonds(a)	$183.1	$179.2
Auction rate securities(b)	8.9	12.0
Total	$192.0	$191.2

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

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
Level 3 (Unobservable inputs)	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
	(millions)
Balance at beginning of period	$8.9	$15.9	$12.0	$22.7
Change in temporary valuation adjustment included in other comprehensive income	--	0.8	0.3	0.9
Redemptions at par	--	(2.6)	(3.4)	(9.5)
Balance at end of period	$8.9	$14.1	$8.9	$14.1

Cash, cash equivalents and restricted cash are recorded at carrying value, which approximates fair value. Available-for-sale investments in debt securities, which consist primarily of municipal bonds and ARS, are recorded at fair value, which was lower than the related cost basis in the investments by approximately $2.0 million at January 28, 2012 and $2.4 million at July 30, 2011.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Equity

Summary of Changes in Equity

	Six Months Ended
	January 28, 2012	January 29, 2011(a)
	(millions)
Balance at beginning of period	$1,158.0	$1,014.7
Comprehensive income:
Net income	111.2	90.5
Foreign currency translation adjustment	(0.2)	--
Net unrealized loss on available-for-sale investments	0.4	0.6
Total comprehensive income	111.4	91.1
Change in non-controlling interest	--	(0.1)
Purchases of common stock	(37.2)	(26.1)
Shares issued and equity grants made pursuant to stock-based compensation plans	25.3	14.9
Balance at end of period	$1,257.5	$1,094.5

(a) Includes amounts attributable to a non-controlling interest of $1.4 million as of July 31, 2010 and $1.5 million as of January 29, 2011. The Company sold its interest in its majority-owned investment during the fourth quarter of Fiscal 2011, thereby eliminating the non-controlling interest.

Common Stock Repurchase Program

On September 22, 2011, the Company’s Board of Directors authorized an expansion of its existing stock repurchase program (the “Stock Repurchase Program”) by $100 million. When taken with the existing availability under the previous program, the availability to repurchase shares of common stock was increased to $127.1 million as of the date of authorization.

During the six months ended January 28, 2012, we purchased 1.4 million shares at an aggregate cost of $37.2 million. The remaining availability under the Stock Repurchase Program was approximately $89.9 million at January 28, 2012. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

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

As of January 28, 2012, there were approximately 3.6 million shares under the 2010 Stock Plan available for future grants. All of the Company’s prior stock option plans have expired as to the ability to grant new options. The Company issues new shares of common stock when stock option awards are exercised.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
	(millions)
Compensation expense	$7.6	$4.5	$15.1	$8.6
Income tax benefit	$(2.9)	$(1.8)	$(5.7)	$(3.3)

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

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the six months ended January 28, 2012 and January 29, 2011 are presented as follows:

	Six Months Ended
	January 28, 2012	January 29, 2011
Expected term (years)	3.9	3.9
Expected volatility	41.7%	52.5%
Risk-free interest rate	0.9%	1.3%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$9.44	$8.67

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the six months ended January 28, 2012 is as follows:

	January 28, 2012
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding- July 31, 2011	6,914.8	$16.93	6.4	$106.4
Granted	1,512.9	26.30
Exercised	(520.7)	15.76
Cancelled/Forfeited	(89.6)	21.93
Options outstanding – January 28, 2012	7,817.4	$18.76	6.7	$130.6

Options vested and expected to vest at January 28, 2012 (b)	7,516.5	$19.51	6.6	$126.9
Options exercisable at January 28, 2012	3,802.2	$14.33	4.7	$80.4

(a) The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.
(b) The number of options expected to vest takes into consideration estimated expected forfeitures.

As of January 28, 2012, there was $30.5 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years. The total intrinsic value of options exercised during the six months ended January 28, 2012 was approximately $8.5 million and during the six months ended January 29, 2011 was approximately $5.2 million. Of these amounts, $6.8 million was recorded during the three months ended January 28, 2012 and $4.1 million was recorded during the three months ended January 29, 2011. The total fair value of options that vested during the six months ended January 28, 2012 was approximately $9.1 million and during the six months ended January 29, 2011 was approximately $8.1 million. Of these amounts, $1.9 million was recorded during the three months ended January 28, 2012 and $2.0 million was recorded during the three months ended January 29, 2011.

Restricted Equity Awards

The 2010 Stock Plan also allows for the issuance of shares of restricted stock and restricted stock units (“RSUs”). Any shares of restricted stock or RSUs are counted against the shares available for future grant limit as three shares for every one restricted share or RSU granted. In general, if options are cancelled for any reason or expire, the shares covered by such options again become available for grant. If a share of restricted stock or an RSU is forfeited for any reason, three shares become available for grant.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

A summary of Restricted Equity Awards activity during the six months ended January 28, 2012 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 31, 2011	461.2	$25.27	676.4	$24.49	218.5	$24.68
Granted	346.9	28.05	287.3	25.49	27.4	24.67
Vested	(121.7)	23.25	--	--	--	--
Cancelled/Forfeited	(60.9)	25.21	(141.8)	20.48	(65.5)	20.25
Nonvested at January 28, 2012	625.5	$27.22	821.9	$25.50	180.4	$28.29

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards
Total unrecognized compensation at January 28, 2012 (millions)	$11.0	$16.2	$3.9
Weighted-average years expected to be recognized over (years)	4.2	1.9	1.8

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

In addition to the litigation discussed above, the Company is, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters, including the matter discussed above, will not have a material effect on the Company’s consolidated financial statements taken as a whole.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	dressbarn segment – consists of the specialty retail and e-commerce operations of the dressbarn brand.
•	maurices segment – consists of the specialty retail and e-commerce operations of the maurices brand.
•	Justice segment – consists of the specialty retail, e-commerce and licensing operations of the Justice brand

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2011 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

Due to changes in the Company’s corporate overhead cost allocation methodology implemented in Fiscal 2012 as discussed in Note 2, segment information for the three-month and six-month periods ended January 29, 2011 have been recasted to conform to the current period’s presentation. These changes entirely related to the reallocation of corporate overhead costs to each of its three segments, and had no impact on total net sales, total operating income or total depreciation and amortization expense.

Net sales, operating income, and depreciation and amortization expense for each segment under the Company’s new (recasted) basis of reporting are as follows:

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
	(millions)
Net sales:
dressbarn	$230.2	$211.6	$475.6	$451.7
maurices	224.6	202.8	427.5	385.3
Justice	407.2	337.7	727.2	628.4
Total net sales	$862.0	$752.1	$1,630.3	$1,465.4

Operating income:
dressbarn	$(3.4)	$(5.2)	$1.6	$2.1
maurices	26.4	24.5	50.1	49.8
Justice	77.0	52.2	124.8	97.4
Total operating income	$100.0	$71.5	$176.5	$149.3

Depreciation and amortization expense:
dressbarn	$8.2	$6.9	$15.9	$14.2
maurices	6.2	5.5	12.7	11.1
Justice	11.1	9.2	21.0	19.2
Total depreciation and amortization expense	$25.5	$21.6	$49.6	$44.5

A reconciliation of the Company’s operating income for each segment under the historical and recasted basis of reporting for the three-month and six-month periods ended January 29, 2011 is as follows:

	January 29, 2011
	Three Months Ended			Six Months Ended
	As Previously Reported	Adjustment	As Recasted	As Previously Reported	Adjustment	As Recasted
	(millions)
Operating income:
dressbarn	$(10.3)	$5.1	$(5.2)	$(6.8)	$8.9	$2.1
maurices	27.1	(2.6)	24.5	55.0	(5.2)	49.8
Justice	54.7	(2.5)	52.2	101.1	(3.7)	97.4
Total operating income	$71.5	$--	$71.5	$149.3	$--	$149.3

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Additional Financial Information

	Six Months Ended
	January 28,	January 29,
Cash Interest and Taxes:	2012	2011
	(millions)
Cash paid for interest	$--	$0.7
Cash paid for income taxes	$56.6	$58.0

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $6.3 million for the six months ended January 28, 2012 and $6.7 million for the six months ended January 29, 2011.

Significant non-cash investing and financing activities for the six months ended January 29, 2011 included the Ascena Reorganization. For further information regarding the Ascena Reorganization see Note 5 to the Company’s consolidated financial statements included in the Fiscal 2011 10-K.

There were no significant non-cash investing or financing activities for the six months ended January 28, 2012 or January 29, 2011.

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

INTRODUCTION

Management discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and six-month periods ended January 28, 2012. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•	Results of operations. This section provides an analysis of our results of operations for the three-month and six-month periods ending January 28, 2012 and January 29, 2011.
•	Financial condition and liquidity. This section provides an analysis of our cash flows for the six-month periods ending January 28, 2012 and January 29, 2011, as well as a discussion of our financial condition and liquidity as of January 28, 2012. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in financial condition and commitments since the end of Fiscal 2011.
•	Market risk management. This section discusses any significant changes in our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions since the end of Fiscal 2011.
•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2011. Significant changes include those considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2011 10-K.
•	Recently issued accounting pronouncements. This section notes that we have assessed the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued, as discussed in more detail in Note 4 to the unaudited consolidated financial statements.

In this Form 10-Q, references to "Ascena," "ourselves," "we," "our," "us" and the "Company" refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2012 will end on July 28, 2012 and will be a 52-week period (“Fiscal 2012”). Fiscal 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”). The second quarter for Fiscal 2012 ended on January 28, 2012 and was a 13-week period. The second quarter for Fiscal 2011 ended on January 29, 2011 and was also a 13-week period.

OVERVIEW

Our Business

Our Company is a leading national specialty retailer of apparel for women and tween girls operating, through its wholly owned subsidiaries, the dressbarn, maurices, and Justice brands. We operate (through our subsidiaries) over 2,500 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $2.9 billion for Fiscal 2011.

We classify our businesses into three segments following a brand-oriented approach: dressbarn, maurices and Justice. The dressbarn segment includes approximately 825 specialty retail stores, as well as an e-commerce operation that was launched in the first quarter of Fiscal 2011. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. The maurices segment includes approximately 803 specialty retail stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores primarily concentrated in small markets (approximately 25,000 to 100,000 people). The Justice segment includes approximately 917 specialty retail stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand stores offer fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls.

Seasonality of Business

Our business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, the dressbarn and maurices brands have historically experienced proportionally lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift giving merchandise. In addition, our operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays, and changes in merchandise mix.

Summary of Financial Performance

General Economic Conditions

Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending. Some of the factors negatively impacting discretionary consumer spending include general economic conditions, wages and high unemployment, high consumer debt, reductions in net worth based on severe market declines (such as in residential real estate markets), increased taxation, higher fuel, energy and other prices, increasing interest rates, and low consumer confidence. In addition, the recent significant volatility in our financial markets related, in part, to the downgrade in the credit rating of U.S. government-issued debt and the European sovereign debt crisis could also negatively impact the levels of future discretionary consumer spending. While the U.S. and certain other international economies have improved since the global financial crisis experienced in Fall 2008, a prolonged economic downturn and slow recovery, including high rates of unemployment, rising commodity prices and declining real estate market values, could have a material effect on our business, financial condition and results of operations.

Operating Results

Three Months Ended January 28, 2012 compared to Three Months Ended January 29, 2011

For the three months ended January 28, 2012, we reported net sales of $862.0 million, net income of $63.7 million and net income per diluted share of $0.81. This compares to net sales of $752.1 million, net income of $42.5 million and net income per diluted share of $0.52 for the three months ended January 29, 2011.

Our operating performance for the three months ended January 28, 2012 was positively affected by a 14.6% increase in net sales. The increase in net sales was driven by both our comparable store sales and new store growth, as well as strong growth in all e-commerce brand sales. Our operating income benefited from the increase in net sales and an increase in our gross profit rate of 110 basis points to 41.5%. The increase in our gross profit rate was mainly due to the leveraging of buying and occupancy costs, offset in part by higher markdowns, for increased holiday promotional activity. SG&A expenses increased by $21.2 million, but decreased by 120 basis points, to 26.9% of net sales in for the second quarter of Fiscal 2012. SG&A expenses as a percentage of net sales were leveraged during the period principally as a result of the higher sales volume.

The provision for income taxes increased by $7.8 million to $37.0 million. The effective tax rate decreased 400 basis points, to 36.7% for the three months ended January 28, 2012 from 40.7% for the three months ended January 29, 2011. The decrease was primarily the result of lower non-deductible expenses and higher tax benefits relating to the accounting for discrete items in Fiscal 2012.

Net income per diluted share increased by $0.29, or 55.8%, to $0.81 per share for the three months ended January 28, 2012 from $0.52 per share for the three months ended January 29, 2011. The increase in diluted per share results was primarily due to the higher level of net income and a reduction in the weighted average diluted common shares outstanding relating to our common stock repurchase program.

Six Months Ended January 28, 2012 compared to Six Months Ended January 29, 2011

For the six months ended January 28, 2012, we reported net sales of $1,630.3 million, net income of $111.2 million and net income per diluted share of $1.41. This compares to net sales of $1,465.4 million, net income of $90.5 million and net income per diluted share of $1.12 for the six months ended January 29, 2011.

Our operating performance for the six months ended January 28, 2012 was positively affected by an 11.3% increase in net sales. The increase in net sales was driven by both our comparable store sales and new store growth, as well as strong growth in all e-commerce brand sales. Our increase in net sales was complemented by an increase in our gross profit rate of 30 basis points to 41.9%. The increase in our gross profit rate was mainly due to the leveraging of buying and occupancy costs, partially offset by higher markdowns, for increased promotional activity. SG&A expenses increased by $41.3 million, but decreased 30 basis points, to 29.2% of net sales in the six months ended January 29, 2011. SG&A expenses as a percentage of net sales were leveraged during the period principally as a result of the higher sales volume.

The provision for income taxes increased by $7.5 million to $66.7 million. The effective tax rate decreased 200 basis points, to 37.5% for the six months ended January 28, 2012 from 39.5% for the six months ended January 29, 2011. The decrease was primarily the result of higher tax benefits relating to the accounting for discrete items in Fiscal 2012.

Net income per diluted share increased by $0.29, or 25.9%, to $1.41 per share for the six months ended January 28, 2012 from $1.12 per share for the six months ended January 29, 2011. The increase in diluted earnings per share results was primarily due to the higher level of net income and a reduction in the weighted average diluted common shares outstanding relating to our common stock repurchase program.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the second quarter of Fiscal 2012 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $577.6 million, compared to $436.1 million as of the end of Fiscal 2011.

The increase in our financial position was primarily due to our operating cash flows, which were partially offset by our treasury stock repurchases and capital expenditures. Our equity increased to $1.258 billion as of January 28, 2012, compared to $1.158 billion as of July 30, 2011, primarily due to our net income during Fiscal 2012, offset in part by our share repurchase activity.

We generated $222.0 million of cash from operations during the six months ended January 28, 2012, compared to $167.0 million during the six months ended January 29, 2011. During the first six months of Fiscal 2012, we used $37.2 million of our cash to repurchase 1.4 million shares of common stock and $52.1 million for capital expenditures, primarily associated with our retail store expansion and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for three-month and six-month periods ended January 28, 2012 and January 29, 2011 presented herein has been affected by certain transactions, including:

•	Pretax charges related to certain one-time, executive contractual obligation costs incurred during the first quarter of Fiscal 2012, market-based expenses for our deferred compensation plan and certain merger and integration-related costs incurred in the fiscal periods presented.

A summary of the effect of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
	(millions)
Executive contractual obligation costs	$--	$--	$(5.4)	$--
Market-based expenses for deferred compensation plan	0.3	(2.1)	(0.4)	(3.4)
Merger, integration, and reorganization-related costs	(1.7)	(2.7)	(2.4)	(4.8)
Total	$(1.4)	$(4.8)	$(8.2)	$(8.2)

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

RESULTS OF OPERATIONS

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas, including specialty retail, e-commerce and licensing. The three reportable segments described below represent our brand-based activities for which separate financial information is available, and which is utilized on a regular basis by our executive team to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in three reportable segments as follows:

•	dressbarn segment – consists of the specialty retail and e-commerce operations of our dressbarn brand.
•	maurices segment – consists of the specialty retail and e-commerce operations of our maurices brand.
•	Justice segment – consists of the specialty retail, e-commerce and licensing operations of our Justice brand.

Due to changes in the Company’s corporate overhead allocation methodology implemented in Fiscal 2012, as discussed in Notes 2 and 12, segment information for the three-month and six-month periods ended January 29, 2011 have been recasted to conform to the current period’s presentation. These changes entirely related to the reallocation of corporate overhead costs to each of its three segments, and had no impact on total net sales, total operating income or total depreciation and amortization expense.

Three Months Ended January 28, 2012 compared to Three Months Ended January 29, 2011

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	January 28, 2012	January 29, 2011	$ Change	% Change
	(millions, except per share data)
Net Sales	$862.0	$752.1	$109.9	14.6%

Cost of goods sold(a)	(504.2)	(447.9)	(56.3)	12.6%
Cost of goods sold as % of net sales	58.5%	59.6%
Selling, general and administrative expenses	(232.3)	(211.1)	(21.2)	10.0%
SG&A expenses as % of net sales	26.9%	28.1%
Depreciation and amortization expense	(25.5)	(21.6)	(3.9)	18.1%
Operating income	100.0	71.5	28.5	39.9%
Operating income as % of net sales	11.6%	9.5%

Interest expense	(0.3)	(0.7)	0.4	(57.1%)
Interest and other income, net	1.0	0.9	0.1	11.1%
Income before provision for income taxes	100.7	71.7	29.0	40.4%

Provision for income taxes	(37.0)	(29.2)	(7.8)	26.7%
Effective tax rate(b)	36.7%	40.7%
Net income	$63.7	$42.5	$21.2	49.9%

Net income per common share:
Basic	$0.83	$0.54	$0.29	53.7%
Diluted	$0.81	$0.52	$0.29	55.8%

(a) Includes buying and occupancy costs and excludes depreciation.

(b) Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Sales. Net sales increased by $109.9 million, or 14.6%, to $862.0 million for the three months ended January 28, 2012 from $752.1 million for the three months ended January 29, 2011. The increase in net sales was driven by both our comparable store sales growth and new store growth, as well as strong growth in all e-commerce brand sales. On a consolidated basis, comparable store sales increased 8% during the three months ended January 28, 2012. The sales increases at each of our brands were as follows: Justice sales increased by $69.5 million; maurices sales increased by $21.8 million; and dressbarn sales increased by $18.6 million.

Net sales and comparable store sales data for our three business segments is presented below.

	Three Months Ended
	January 28, 2012	January 29, 2011	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
dressbarn	$230.2	$211.6	$18.6	8.8%	8%
maurices	224.6	202.8	21.8	10.7%	3%
Justice	407.2	337.7	69.5	20.6%	12%
Total net sales	$862.0	$752.1	$109.9	14.6%	8%

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

•	an increase of $15.2 million, or 8%, in comparable store sales during the three months ended January 28, 2012;
•	a $0.4 million increase in non-comparable stores sales, primarily driven by 16 stores opened during the last twelve months. The positive effect of new store openings was partially offset by 20 stores closings in the last twelve months; and
•	an increase of $3.0 million in revenues from e-commerce operations.

maurices net sales. The net increase primarily reflects:

•	an increase of $4.8 million, or 3%, in comparable store sales during the three months ended January 28, 2012;
•	a $11.5 million increase in non-comparable stores sales, primarily driven by an increase related to 42 net new store openings during the last twelve months; and
•	an increase of $5.5 million in revenues from e-commerce operations.

Justice net sales. The net increase primarily reflects:

•	an increase of $34.8 million, or 12%, in comparable store sales during the three months ended January 28, 2012;
•	a $13.6 million increase in non-comparable stores sales, primarily driven by an increase related to 29 net new store openings during the last twelve months;
•	an increase of $11.0 million in revenues from its e-commerce operations;
•	a $6.2 million increase in revenue from gift card breakage; and
•	a $3.9 million increase in wholesale, licensing operations, and other revenues.

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

Cost of goods sold increased by $56.3 million, or 12.6%, to $504.2 million for the three months ended January 28, 2012 from $447.9 million for the three months ended January 29, 2011. Cost of goods sold as a percentage of net sales decreased by 110 basis points to 58.5% in the three months ended January 28, 2012 from 59.6% for the three months ended January 29, 2011. Gross profit, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 110 basis points to 41.5% for the three months ended January 28, 2012 from 40.4% for the three months ended January 29, 2011. The increase in the gross profit rate was mainly due to the leveraging of buying and occupancy costs and the effect of higher-margin gift card breakage, offset in part by higher markdowns for increased holiday promotional activity.

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

SG&A expenses increased by $21.2 million, or 10.0%, to $232.3 million in for the three months ended January 28, 2012 from $211.1 million for the three months ended January 29, 2011. SG&A expenses as a percentage of net sales decreased by 120 basis points to 26.9% for the three months ended January 28, 2012 from 28.1% for the three months ended January 29, 2011 primarily due to leverage on higher net sales. The increase in SG&A expenses was mainly due to (i) increased payroll-related costs and other store expenses, which resulted from the higher net sales growth, (ii) increased incentive compensation costs related to the better than planned earnings results, (iii) increased administrative expenses related to e-commerce growth, (iv) increased marketing costs, and (v) higher costs due to new and on-going business initiatives during the three months ended January 28, 2012.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.9 million, or 18.1%, to $25.5 million for the three months ended January 28, 2012 from $21.6 million for the three months ended January 29, 2011. The increase was primarily due to an increase in capital expenditures, which resulted, in part, from the net opening of 67 stores during the past twelve months.

Operating Income. Operating income increased by $28.5 million, or 39.9%, to $100.0 million for the three months ended January 28, 2012 from $71.5 million for the three months ended January 29, 2011. Operating income as a percentage of net sales increased 210 basis points, to 11.6% in the three months ended January 28, 2012 from 9.5% in the three months ended January 29, 2011. The increase was primarily due to the higher gross profit, which resulted from a combination of higher merchandise margins and higher sales levels, and the leveraging of SG&A expenses.

Operating income data for our three business segments is presented below.

	Three Months Ended
	January 28, 2012	January 29, 2011	$ Change	% Change
	(millions)		(millions)
Operating income (loss):
dressbarn	$(3.4)	$(5.2)	$1.8	(34.6%)
maurices	26.4	24.5	1.9	7.8%
Justice	77.0	52.2	24.8	47.5%
Total operating income (loss)	$100.0	$71.5	$28.5	39.9%

dressbarn operating loss decreased by approximately $1.8 million primarily as a result of a combination of a higher gross profit rate and an increase in sales, offset in part by an increase in SG&A expenses. The higher gross profit rate was mainly due to the leveraging of buying and occupancy costs, offset in part by higher markdowns. The increase in SG&A expenses during the three months ended January 28, 2012 was mainly due to increased payroll-related costs and other store expenses, relating to the overall net sales increases.

maurices operating income increased by approximately $1.9 million primarily as a result of a strong increase in sales and a marginally higher gross profit rate, offset in part by an increase in SG&A expenses. The increase in SG&A expenses during the three months ended January 28, 2012 was due to a number of factors including the following: an increase in store payroll-related and other store expenses and e-commerce administrative costs, relating to the overall net sales increases; and increased marketing expenses.

Justice operating income increased by approximately $24.8 million primarily as a result of an increase in sales and related gross profit rates, offset in part by an increase in SG&A expenses. The higher gross profit rate benefited from selected price increases, merchandise mix, and better leveraging of buying and occupancy costs, offset in part by higher markdowns for increased holiday promotional activity. The increase in SG&A expenses during the three months ended January 28, 2012 was due to a number of factors including the following: an increase in store payroll-related and other store expenses and e-commerce administrative costs, relating to the overall net sales increases; and higher marketing expenses.

Interest Expense. Interest expense decreased by $0.4 million, or 57.1%, to $0.3 million for the three months ended January 28, 2012 from $0.7 million for the three months ended January 29, 2011. The decrease was primarily the result of the fourth quarter Fiscal 2011 prepayment of the entire mortgage debt on our Suffern, New York facility.

Interest and Other Income, Net. Interest and other income, net was relatively flat, increasing by $0.1 million, to $1.0 million for the three months ended January 28, 2012 from $0.9 million for the three months ended January 29, 2011. As such, there were no significant fluctuations warranting further discussion and analysis.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $7.8 million, or 26.7%, to $37.0 million for the three months ended January 28, 2012 from $29.2 million for the three months ended January 29, 2011. The increase in provision for income taxes was primarily a result of higher pretax income for the three months ended January 28, 2012. The reported effective tax rate decreased by 400 basis points, to 36.7% for the three months ended January 28, 2012 from 40.7% for the three months ended January 29, 2011. The decrease was primarily the result of lower non-deductible expenses and higher tax benefits relating to the accounting for discrete items in Fiscal 2012.

Net Income. Net income increased by $21.2 million, or 49.9%, to $63.7 million for the three months ended January 28, 2012 from $42.5 million for the three months ended January 29, 2011. The increase was primarily due to growth in operating income for the three months ended January 28, 2012 at all three segments, including strong growth at our Justice segment. These net increases were offset in part by a increase in the provision for income taxes of $7.8 million.

Net Income Per Diluted Common Share. Net income per diluted share increased by $0.29, or 55.8%, to $0.81 per share for the three months ended January 28, 2012 from $0.52 per share for the three months ended January 29, 2011. The increase in diluted per share results was primarily due to the higher level of net income, as previously discussed. Weighted-average diluted common shares outstanding decreased to 78.8 million shares during the three months ended January 28, 2012 from 81.1 million shares during the three months ended January 29, 2011 relating to our common stock repurchase program, which also had a positive effect on net income per diluted share.

Six Months Ended January 28, 2012 compared to Six Months Ended January 29, 2011

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Six Months Ended
	January 28, 2012	January 29, 2011	$ Change	% Change
	(millions, except per share data)
Net Sales	$1,630.3	$1,465.4	$164.9	11.3%

Cost of goods sold(a)	(947.7)	(856.4)	(91.3)	10.7%
Cost of goods sold as % of net sales	58.1%	58.4%
Selling, general and administrative expenses	(456.5)	(415.2)	(41.3)	9.9%
SG&A expenses as % of net sales	28.0%	28.3%
Depreciation and amortization expense	(49.6)	(44.5)	(5.1)	11.5%
Operating income	176.5	149.3	27.2	18.2%
Operating income as % of net sales	10.8%	10.2%

Interest expense	(0.5)	(1.3)	0.8	(61.5%)
Interest and other income, net	1.9	1.7	0.2	11.8
Income before provision for income taxes	177.9	149.7	28.2	18.8%

Provision for income taxes	(66.7)	(59.2)	(7.5)	12.7%
Effective tax rate(b)	37.5%	39.5%
Net income	$111.2	$90.5	$20.7	22.9%

Net income per common share:
Basic	$1.45	$1.15	$0.30	26.1%
Diluted	$1.41	$1.12	$0.29	25.9%

(a) Includes buying and occupancy costs and excludes depreciation.

(b) Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Sales. Net sales increased by $164.9 million, or 11.3%, to $1,630.3 million for the six months ended January 28, 2012 from $1,465.4 million for the six months ended January 29, 2011. The increase in net sales was driven by both our comparable store sales growth and new store growth, as well as strong growth in all e-commerce brand sales. On a consolidated basis, comparable store sales increased 6% during the six months ended January 28, 2012. The sales increases at each of our brands were as follows: Justice sales increased by $98.8 million; maurices sales increased by $42.2 million; and dressbarn sales increased by $23.9 million.

Net sales and comparable store sales data for our three business segments is presented below.

	Six Months Ended
	January 28, 2012	January 29, 2011	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
dressbarn	$475.6	$451.7	$23.9	5.3%	4%
maurices	427.5	385.3	42.2	11.0%	3%
Justice	727.2	628.4	98.8	15.7%	10%
Total net sales	$1,630.3	$1,465.4	$164.9	11.3%	6%

(a)	Comparable store sales refer to the growth of sales on stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

dressbarn net sales. The net increase primarily reflects:

•	an increase of $15.7 million, or 4%, in comparable store sales during the six months ended January 28, 2012;
•	a $2.1 million increase in non-comparable stores sales, primarily driven by 16 stores opened during the last twelve months. The positive effect of new store openings was partially offset by 20 stores closings in the last twelve months; and
•	an increase of $6.1 million in revenues from e-commerce operations.

maurices net sales. The net increase primarily reflects:

•	an increase of $11.0 million, or 3%, in comparable store sales during the six months ended January 28, 2012;
•	a $22.0 million increase in non-comparable stores sales, primarily driven by an increase related to 42 net new store openings during the last twelve months; and
•	an increase of $9.2 million in revenues from e-commerce operations.

Justice net sales. The net increase primarily reflects:

•	an increase of $54.6 million, or 10%, in comparable store sales during the six months ended January 28, 2012;
•	a $21.0 million increase in non-comparable stores sales, primarily driven by an increase related to 29 net new store openings during the last twelve months;
•	an increase of $15.0 million in revenues from its e-commerce operations;
•	a $6.3 million increase in revenue from gift card breakage; and
•	a $1.9 million increase in wholesale, licensing operations, and other revenues.

Cost of Goods Sold, including occupancy and buying costs, excluding depreciation. Cost of goods sold increased by $91.3 million, or 10.7%, to $947.7 million for the six months ended January 28, 2012 from $856.4 million for the six months ended January 29, 2011. Cost of goods sold as a percentage of net sales decreased by 30 basis points to 58.1% in the six months ended January 28, 2012 from 58.4% for the six months ended January 29, 2011. Gross profit, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 30 basis points to 41.9% for the six months ended January 28, 2012 from 41.6% for the six months ended January 29, 2011. The increase in our gross profit rate was mainly due to the leveraging of buying and occupancy costs and the effect of higher-margin gift card breakage, partially offset by higher markdowns for increased promotional activity.

Cost of goods sold as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from year to year.

SG&A expenses increased by $41.3 million, or 9.9%, to $456.5 million for the six months ended January 28, 2012 from $415.2 million for the six months ended January 29, 2011. SG&A expenses as a percentage of net sales decreased by 30 basis points to 28.0% for the six months ended January 28, 2012 from 28.3% for the six months ended January 29, 2011 primarily due to leverage on higher net sales. The increase in SG&A expenses was mainly due to (i) store payroll-related costs and other store expenses, which resulted from the higher net sales growth, (ii) increased incentive compensation costs related to the better than planned earnings results, (iii) increased third-party administrative expenses related to e-commerce growth, (iv) increased marketing costs, (v) higher costs due to new business initiatives, and (vi) a $5.4 million one-time executive contractual obligation incurred during the first quarter of Fiscal 2012.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $5.1 million, or 11.5%, to $49.6 million for the six months ended January 28, 2012 from $44.5 million for the six months ended January 29, 2011. The increase was primarily due to an increase in capital expenditures, which resulted, in part, from the net opening of 67 stores during the past twelve months.

Operating Income. Operating income increased by $27.2 million, or 18.2%, to $176.5 million for the six months ended January 28, 2012 from $149.3 million for the six months ended January 29, 2011. Operating income as a percentage of net sales increased 60 basis points, to 10.8% for the six months ended January 28, 2012 from 10.2% for the six months ended January 29, 2011. The increase was primarily due to the higher gross profit, which resulted from a combination of higher merchandise margins and higher sales levels, and the leveraging of SG&A expenses.

Operating income data for our three business segments is presented below.

	Six Months Ended
	January 28, 2012	January 29, 2011	$ Change	% Change
	(millions)		(millions)
Operating income:
dressbarn	$1.6	$2.1	$(0.5)	(23.8%)
maurices	50.1	49.8	0.3	0.6%
Justice	124.8	97.4	27.4	28.1%
Total operating income	$176.5	$149.3	$27.2	18.2%

dressbarn operating income decreased by approximately $0.5 million primarily as a result of a lower gross profit rate and an increase in SG&A expenses, which more than offset the increase in sales. The lower gross profit rate was mainly attributable to the de-leveraging of buying and occupancy costs. The increase in SG&A expenses during the six months ended January 28, 2012 was mainly due to an increase in store payroll-related costs and other store expenses, relating to the overall net sales increases, increased third-party administrative expenses related to e-commerce growth and higher marketing costs.

maurices operating income increased by approximately $0.3 million primarily as a result of a strong increase in sales, offset in part by a lower gross profit rate and an increase in SG&A expenses. The lower gross profit rate was mainly attributable to higher markdowns. The increase in SG&A expenses during the six months ended January 28, 2012 was due store payroll-related costs and other store expenses, relating to the overall net sales increases, increased third-party administrative expenses related to e-commerce growth and higher marketing costs.

Justice operating income increased by approximately $27.4 million primarily as a result of an increase in sales and gross profit rates, offset in part by an increase in SG&A expenses. The higher gross profit rate benefited from selected price increases, merchandise mix, and the leveraging of buying and occupancy costs, offset in part by higher markdowns on promotional activity. The increase in SG&A expenses during the six months ended January 28, 2012 was due to a number of factors including (i) an increase in store payroll-related costs and other store expenses, relating to the overall net sales increases (ii) increased incentive compensation costs related to the better than planned earnings results, (iii) increased third-party administrative expenses related to e-commerce growth, (iv) increased marketing costs, (v) and $5.4 million one-time executive contractual obligation incurred during the first quarter of Fiscal 2012.

Interest Expense. Interest expense decreased by $0.8 million, or 61.5%, to $0.5 million for the six months ended January 28, 2012 from $1.3 million for the six months ended January 29, 2011. The decrease was primarily the result of the fourth quarter Fiscal 2011 prepayment of the entire mortgage debt on our Suffern, New York facility.

Interest and Other Income, Net. Interest and other income, net was relatively flat, increasing by $0.2 million, to $1.9 million for the six months ended January 28, 2012 from $1.7 million for the six months ended January 29, 2011. As such, there were no significant fluctuations warranting further discussion and analysis.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $7.5 million, or 12.7%, to $66.7 million for the six months ended January 28, 2012 from $59.2 million for the six months ended January 29, 2011. The increase in provision for income taxes was primarily a result of higher pretax income for the six months ended January 28, 2012. The reported effective tax rate decreased 200 basis points, to 37.5% for the six months ended January 28, 2012 from 39.5% for the six months ended January 29, 2011. The decrease was primarily the result of higher tax benefits relating to the accounting for discrete items in Fiscal 2012.

Net Income. Net income increased by $20.7 million, or 22.9%, to $111.2 million for the six months ended January 28, 2012 from $90.5 million for the six months ended January 29, 2011. Growth in operating income for the six months ended January 28, 2012 at our Justice and maurices segments was offset in part by lower operating income at our dressbarn segment. These net increases were offset in part by an increase in the provision for income taxes of $7.5 million.

Net Income Per Diluted Common Share. Net income per diluted share increased by $0.29, or 25.9%, to $1.41 per share for the six months ended January 28, 2012 from $1.12 per share for the six months ended January 29, 2011. The increase in diluted earnings per share results was primarily due to the higher level of net income, as previously discussed. Weighted-average diluted common shares outstanding decreased to 79.1 million shares during the six months ended January 28, 2012 from 81.1 million shares during the three months ended January 29, 2011 relating to our common stock repurchase program, which also had a positive effect on net income per diluted share.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	January 28, 2012	July 30, 2011	$ Change
	(millions)
Cash and cash equivalents	$378.9	$243.5	$135.4
Short-term investments	50.7	54.1	(3.4)
Non-current investments	148.0	138.5	9.5
Total debt	--	--	--
Net cash and investments (a)	$577.6	$436.1	$141.5
Equity	$1,257.5	$1,158.0	$99.5

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

The increase in our net cash and investments position as of January 28, 2012 as compared to July 30, 2011 was primarily due to our operating cash flows, which were partially offset by our use of cash to support common stock repurchases and capital expenditures. During the six months ended January 28, 2012, we used $37.2 million to repurchase 1.4 million shares of common stock and $52.1 million for capital expenditures.

The increase in equity was primarily due to the Company’s net income in Fiscal 2012, offset in part by the Fiscal 2012 effects of the Company’s common stock repurchase program.

Cash Flows

The table below summarizes our cash flows for the six months ended presented as follows:

	Six Months Ended
	January 28, 2012	January 29, 2011
	(millions)
Net cash provided by operating activities	$222.0	$167.0
Net cash used in investing activities	(59.5)	(83.5)
Net cash used in financing activities	(27.1)	(21.8)
Net increase in cash and cash equivalents(a)	$135.4	$61.7

(a) Excludes changes in short-term and non-current investments, which increased in the aggregate by $6.1 million during the six months ended January 28, 2012.

Net Cash Provided by Operating Activities. Net cash provided by operations was $222.0 million for the six months ended January 28, 2012, compared with $167.0 million during the six months ended January 29, 2011. The increase was primarily driven an increase in net income, an increase in non-cash stock-based compensation expense and lower working capital requirements.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended January 28, 2012 was $59.5 million, consisting primarily of $52.1 million of capital expenditures and $7.3 million of net cash used in the purchases of investment securities. Net cash used in investing activities for six months ended January 29, 2011 was $83.5 million, consisting primarily of $35.7 million of net cash used in the purchases of investment securities and $47.7 million of capital expenditures.

Net Cash Used in Financing Activities. Net cash used in financing activities was $27.1 million during the six months ended January 28, 2012, consisting primarily of $37.2 million for the repurchase of common stock, offset in part by proceeds relating to our stock-based compensation plans. Net cash used in activities for the six months ended January 29, 2011 was $21.8 million, consisting primarily of $26.1 million for the repurchase of common stock, offset in part by proceeds relating to our stock-based compensation plans.

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

As discussed in the “Debt” section below, we had no revolving credit borrowings outstanding under our Credit Agreement as of January 28, 2012. As discussed further below, we may elect to draw on our Credit Agreement or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. We believe that our Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of January 28, 2012, there were five financial institutions participating in the Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 29%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

Debt

Credit Agreement

See Note 15 of the audited consolidated financial statements included in the Fiscal 2011 10-K for further information regarding Ascena’s $200 million revolving credit facility (the “Credit Agreement”). As of January 28, 2012, we had no borrowings outstanding and $193.1 million available under the Credit Agreement. The amount available under the Credit Agreement is net of $6.9 million of outstanding letters of credit. As of January 28, 2012, the Company also had issued $15.4 million of private label letters of credit relating to the importation of merchandise.

Our Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense and (iv) rent expense. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) capital lease payments, (e) mandatory cash contributions to any employee benefit plan and (f) any restricted payments paid in cash. We are required to maintain a minimum fixed charge coverage ratio for any period of four fiscal quarters of at least 1.10 to 1.00. As of January 28, 2012, the actual fixed charge coverage ratio was 1.70 to 1.00. We were in compliance with all financial covenants contained in the Credit Agreement as of January 28, 2012, and expect to be in compliance in all periods during the next twelve months.

In addition to the above, the Credit Agreement contains customary negative covenants, subject to negotiated exceptions, on (i) liens and guarantees, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions, and (vi) restricted payments and certain other restrictive agreements. The Credit Agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

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

During the six months ended January 28, 2012, we purchased 1.4 million shares at an aggregate cost of $37.2 million. The remaining availability under the Stock Repurchase Program was approximately $89.9 million at January 28, 2012. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

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

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of January 28, 2012 the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores normally are transacted in U.S. dollars. In addition, our wholly owned international retail operations represented less than 1% of our consolidated revenues for the first half of Fiscal 2012. In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

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

Investment Risk Management

As of January 28, 2012, our Company had cash and cash equivalents on-hand of $378.9 million, primarily invested in money market funds and commercial paper with original maturities of 90 days or less. The Company's other significant investments included $50.7 million of short-term investments, primarily municipal bonds with original maturities greater than 90 days; and $148.0 million of non-current investments, primarily municipal bonds and auction rate securities issued through various municipalities with maturities greater than one year.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at January 28, 2012. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

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

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

See Note 4 to the accompanying unaudited consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our financial statements in future periods.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as January 28, 2012. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the litigation discussed above, the Company is, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters, including the matter discussed above, will not have a material effect on the Company’s consolidated financial statements taken as a whole.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2011 10-K There have been no material changes during the quarter ended January 28, 2012 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2011 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1), (2)

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended January 28, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month # 1 (October 30, 2011 – November 26, 2011)	--	$--	--	$98 million
Month # 2 (November 27, 2011 – December 31, 2011)	308,900	27.69	308,900	90 million
Month # 3 (January 1, 2012 – January 28, 2012)	--	--	--	90 million

(1)	On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”). Under the 2010 Stock Repurchase Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to overall business and market conditions. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

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

ASCENA RETAIL GROUP, INC.

Date: March 1, 2012	BY: /s/ David Jaffe
David Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 1, 2012	BY: /s/ Armand Correia
Armand Correia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

