Form 10-Q
period 2012-04-28
Ascena Retail Group, Inc.
filed 2012-05-31
CIK 1498301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2012

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

Yes ☐ No ☒

The Registrant had 153,967,373 shares of common stock outstanding as of May 24, 2012.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	April 28,	July 30,
	2012	2011
	(millions, except per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$363.2	$243.5
Short-term investments	246.6	54.1
Inventories	348.9	365.3
Assets held for sale	29.9	—
Deferred tax assets	29.6	25.3
Prepaid expenses and other current assets	76.2	72.3
Total current assets	1,094.4	760.5
Non-current investments	6.7	138.5
Property and equipment, net	485.6	489.0
Goodwill	234.3	234.3
Other intangible assets, net	183.3	184.2
Other assets	34.1	33.1
Total assets	$2,038.4	$1,839.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$184.8	$181.9
Accrued expenses and other current liabilities	167.1	162.4
Deferred income	35.8	32.3
Income taxes payable	4.0	5.6
Total current liabilities	391.7	382.2
Long-term debt	—	—
Lease-related liabilities	169.3	169.2
Deferred income taxes	62.2	45.7
Other non-current liabilities	89.9	84.5
Commitments and contingencies (Note 13)
Total liabilities	713.1	681.6

Equity:
Common stock, par value $0.01 per share; 154.0 million and 154.8 million shares issued and outstanding	1.5	1.5
Additional paid-in capital	514.3	472.0
Retained earnings	810.4	686.9
Accumulated other comprehensive (loss)	(0.9)	(2.4)
Total equity	1,325.3	1,158.0
Total liabilities and equity	$2,038.4	$1,839.6

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(millions, except per share data)
	(unaudited)

Net sales	$783.3	$722.8	$2,413.6	$2,188.2
Cost of goods sold, including occupancy and buying costs (excluding depreciation which is shown separately below)	(443.4)	(404.9)	(1,391.1)	(1,261.3)
Selling, general and administrative expenses	(229.0)	(210.5)	(685.5)	(625.7)
Depreciation and amortization expense	(25.6)	(21.0)	(75.2)	(65.5)
Operating income	85.3	86.4	261.8	235.7

Interest expense	(0.2)	(0.6)	(0.7)	(1.9)
Interest and other income, net	0.8	0.9	2.7	2.6
Acquisition-related costs	(6.8)	—	(6.8)	—
Income before provision for income taxes	79.1	86.7	257.0	236.4

Provision for income taxes	(29.7)	(34.9)	(96.4)	(94.1)
Net income	$49.4	$51.8	$160.6	$142.3

Net income per common share:
Basic	$0.32	$0.33	$1.05	$0.91
Diluted	$0.31	$0.32	$1.01	$0.88

Weighted average common shares outstanding:
Basic	153.3	155.7	153.3	156.5
Diluted	159.9	161.7	159.1	162.3

See accompanying notes

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 28,	April 30,
	2012	2011
	(millions)
	(unaudited)
Cash flows from operating activities:
Net income	$160.6	$142.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	75.2	65.5
Deferred income tax expense	1.3	14.2
Deferred rent and other occupancy costs	(15.9)	(18.8)
Non-cash stock-based compensation expense	21.2	12.8
Non-cash impairments of assets	1.8	5.0
Non-cash interest expense	0.7	1.8
Other non-cash expense	(6.4)	(4.4)
Excess tax benefits from stock-based compensation	(8.1)	(4.7)
Changes in operating assets and liabilities:
Inventories	16.4	19.4
Accounts payable and accrued liabilities	3.0	(4.8)
Deferred income liabilities	12.2	11.0
Lease-related liabilities	14.2	8.9
Other balance sheet changes	24.4	6.9
Net cash provided by operating activities	300.6	255.1

Cash flows from investing activities:
Purchases of investments	(101.2)	(137.6)
Proceeds from sales and maturities of investments	39.3	66.3
Investment in life insurance policies	(0.1)	(5.0)
Capital expenditures	(102.7)	(74.3)
Net cash used in investing activities	(164.7)	(150.6)

Cash flows from financing activities:
Repayments of debt	—	(1.1)
Payment of deferred financing costs	—	(1.3)
Repurchases of common stock	(37.2)	(47.4)
Proceeds from stock options exercised and employee stock purchases	12.9	14.2
Excess tax benefits from stock-based compensation	8.1	4.7
Net cash used in financing activities	(16.2)	(30.9)

Net increase in cash and cash equivalents	119.7	73.6
Cash and cash equivalents at beginning of period	243.5	240.6

Cash and cash equivalents at end of period	$363.2	$314.2

See accompanying notes

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls operating, through its wholly owned subsidiaries, the dressbarn, maurices, and Justice brands. The Company operates (through its subsidiaries) approximately 2,600 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $2.9 billion for the fiscal year ended July 30, 2011. Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into three segments following a brand-oriented approach: dressbarn, maurices and Justice. The dressbarn segment includes approximately 838 specialty retail stores, as well as an e-commerce operation that was launched in the first quarter of Fiscal 2011. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. The maurices segment includes approximately 813 specialty retail stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The Justice segment includes approximately 920 specialty retail stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls.

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

Basis of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP and present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP. There were no variable interest entities as of April 28, 2012.

All significant intercompany balances and transactions have been eliminated in consolidation.

Common Stock Split

On April 3, 2012, the Company issued a two-for-one common stock split, effected in the form of a 100% stock dividend, to stockholders of record at the close of business on March 20, 2012. All common share and per common share data, except par value per share, presented in the unaudited consolidated financial statements and the accompanying notes has been adjusted to reflect the stock split. See Note 11 for further discussion of the Company’s stock split and the effect of this change.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant estimates inherent in the preparation of the consolidated financial statements include: the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related expected forfeiture rates; insurance reserves; and accounting for business combinations.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2012 will end on July 28, 2012 and will be a 52-week period (“Fiscal 2012”). Fiscal 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”). The third quarter for Fiscal 2012 ended on April 28, 2012 and was a 13-week period. The third quarter for Fiscal 2011 ended on April 30, 2011 and was also a 13-week period.

Seasonality of Business

The Company’s business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, the dressbarn and maurices brands have historically experienced proportionately lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of the Company’s fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift giving merchandise. In addition, the Company’s operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays, and changes in merchandise mix. Accordingly, the Company’s operating results and cash flows for the three-month and nine-month periods ended April 28, 2012 are not necessarily indicative of the operating results and cash flows that may be expected for the full year of Fiscal 2012.

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

In order to conform to this new cost allocation methodology, the Company has recasted historically reported segment operating results in order to enhance the comparability of its segmental operating performance. There have been no changes in total net sales, total operating income, or total depreciation and amortization expense as a result of this change. See Note 14 for further discussion of the Company’s segment information and the effect of this change.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is included in other non-current liabilities in the accompanying consolidated balance sheets, was $11.3 million as of April 28, 2012 and $21.9 million as of July 30, 2011. The Company’s liability for uncertain tax positions decreased by $10.6 million in the nine months ended April 28, 2012 primarily as a result of the Company filing certain accounting method changes for federal income tax purposes and the settlement of certain federal and state income tax audits, including the resolution of certain items arising from the federal income tax audits for 2006, 2007 and 2008. The amount of this liability is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $4.8 million, excluding interest and penalties, during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(millions)
Basic	153.3	155.7	153.3	156.5
Dilutive effect of stock options, restricted stock, restricted stock units and convertible debt securities	6.6	6.0	5.8	5.8
Diluted shares	159.9	161.7	159.1	162.3

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of April 28, 2012 and April 30, 2011, there was an aggregate of approximately 3.2 million and 3.6 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Testing Goodwill for Impairment

In September 2011, the FASB issued amended guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Previously, the carrying value of goodwill was subject to a required quantitative assessment comparing such carrying value to its respective fair value. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative assessment is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative assessment to determine if the carrying amount of goodwill is recoverable. The new guidance is required to be adopted by the Company no later than the beginning of Fiscal 2013. The Company’s fair value of its reporting units substantially exceed their respective carrying value as of the last assessment date during the fourth quarter of Fiscal 2011. The Company does not expect that this new accounting guidance will have a material impact on the Company's consolidated financial statements.

5. Acquisitions and Dispositions

Charming Shoppes Acquisition

On May 1, 2012, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Charming Shoppes, Inc. (“Charming Shoppes”), which owns and operates multiple retail brands through over 1,800 retail stores and e-commerce including: Lane Bryant; Catherines; Fashion Bug; and Figi’s. On May 15, 2012, the Company commenced a cash tender offer for all the outstanding shares of Charming Shoppes common stock at $7.35 per share, for an aggregate purchase price of approximately $890 million (collectively, the “Charming Shoppes Acquisition”). The acquisition is expected to be funded with $475 million from new debt borrowings, available cash and equivalents and the liquidation of substantially all of the Company’s investment portfolio.

The acquisition is subject to customary conditions and approvals, including that holders of a minimum of a majority of the fully diluted shares of Charming Shoppes tender, and do not withdraw, their shares prior to expiration of the tender offer. In the event a majority, but not 80%, of Charming Shoppes’ fully diluted shares are tendered, the Company will have the option to acquire additional, newly issued shares of Charming Shoppes such that, after giving effect to the exercise of the option, the Company will own more than 80% of the outstanding shares. This will enable the Company to merge its acquisition subsidiary into Charming Shoppes in a short-form merger that will not require any further vote of shareholders. In addition, the Merger Agreement contains certain termination rights for both the Company and Charming Shoppes, including the termination of the Merger Agreement by Charming Shoppes, in which case Charming Shoppes would be required to pay the Company $30 million.

The transaction is expected to close in mid-June 2012. Acquisition-related costs of $6.8 million were expensed as incurred during the third quarter of Fiscal 2012, and are reported separately in the consolidated statements of operations.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	April 28,	July 30,	April 30,
	2012	2011	2011
	(millions)
dressbarn	$133.6	$126.2	$126.9
maurices	87.1	90.8	73.4
Justice	128.2	148.3	100.6
Total inventories	$348.9	$365.3	$300.9

7. Investments

Investments in securities of companies in which the Company does not have a controlling interest, or is unable to exert significant influence, are accounted for as either held-to-maturity, available-for-sale investments or trading investments.

The Company classifies its investments in securities at the time of purchase into one of three categories: held-to-maturity, available-for-sale or trading. The Company re-evaluates such classifications on a quarterly basis. Held-to-maturity investments would normally consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, as adjusted for the amortization of premiums and discounts. Available-for-sale investments primarily consist of municipal bonds and auction rate securities (“ARS”), which are recorded at fair value. Unrealized gains and losses on available-for-sale investments are classified as a component of accumulated other comprehensive income in the consolidated balance sheets, and realized gains or losses are recognized by the specific identification method and are classified as a component of interest and other income, net, in the consolidated statement of operations. Trading securities would normally consist of securities that are acquired by the Company with the intent of selling in the near term. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations.

No material unrealized gains or losses on available-for-sale investments were recognized during any of the periods presented. As of the end of each period, the Company had no securities classified as held-to-maturity or trading.

In anticipation of the funding requirements to consummate the Charming Shoppes Acquisition, the Company started liquidating substantially all of its investment portfolio in May 2012. Proceeds from the sale of the investment portfolio are expected to be approximately $240 million, and such amounts will be held as cash and cash equivalents. The Company expects to recognize a realized gain of approximately $1 million in the fourth quarter of Fiscal 2012 as a result of the sale of such investments. Because of the change in the Company’s intent to no longer hold such securities to maturity, substantially all of the Company’s non-current investments have been reclassified to short-term investments in the accompanying balance sheet at April 28, 2012.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s short-term and non-current investments by maturity date that were recorded in the consolidated balance sheets as of April 28, 2012 and July 30, 2011.

	April 28, 2012				July 30, 2011
	<1 year	1- 3 years	Over 3 years	Total	<1 year	1- 3 years	Over 3 years	Total
				(millions)
Available-for-sale investments - short-term:
Municipal bonds	$66.3	$129.6	$41.1	$237.0	$52.7	$—	$—	$52.7
Auction rate securities	—	—	6.9	6.9	—	—	—	—
Restricted cash	2.7	—	—	2.7	1.4	—	—	1.4
Total short-term investments	69.0	129.6	48.0	246.6	54.1	—	—	54.1

Available-for-sale investments - non-current:
Municipal bonds	—	—	—	—	—	102.7	23.8	126.5
Auction rate securities	—	—	2.7	2.7	—	—	12.0	12.0
Total non-current available-for-sale investments	—	—	2.7	2.7	—	102.7	35.8	138.5
Other non-current investments	4.0	—	—	4.0	—	—	—	—
Total non-current investments	4.0	—	2.7	6.7	—	102.7	35.8	138.5
Total investments	$73.0	$129.6	$50.7	$253.3	$54.1	$102.7	$35.8	$192.6

ARS are variable-rate debt securities. ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Interest is paid at the end of each auction period. The majority of our ARS are AAA/Aaa rated, with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the remaining securities backed by monoline insurance companies. A net $2.7 million of investments in available-for-sale ARS are classified as non-current assets in our consolidated balance sheets as of April 28, 2012 because of our inability to determine when our investments in ARS could be sold. On occasion an ARS is called by its issuer as was the case during the first nine months of Fiscal 2012, when $3.7 million of ARS were called for redemption. The Company believes that the current lack of liquidity in the ARS market will not have an impact on our ability to fund our ongoing operations and growth initiatives; for that reason, we have no intent to sell, nor is it more likely than not that we will be required to sell these ARS investments until a recovery of the auction process, redemption by the issuer or, if necessary, maturity. These securities are currently paying in accordance with their contractual terms, and as such, management does not believe any individual unrealized loss at April 28, 2012 represents an other-than-temporary impairment, as management attributes the declines in value to changes in interest rates and recent market volatility, not credit quality or other factors.

In May 2012, two of the three remaining ARS, with a combined book value of $6.9 million and par value of $8.0 million as of April 28, 2012, were called for redemption at par. After these securities are redeemed, there will be one non-investment grade ARS remaining with a book value of $2.7 million and par value of $3.9 million as of April 28, 2012.

8. Impairments

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

Fiscal 2012 Impairment

During the nine months ended April 28, 2012, the Company recorded an aggregate of $1.8 million in non-cash impairment charges, including $0.9 million in its dressbarn segment, $0.7 million in its maurices segment, and $0.2 million in its Justice segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $0.7 million was recorded during the three months ended April 28, 2012.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal 2011 Impairment

During the nine months ended April 30, 2011, the Company recorded an aggregate $5.0 million in non-cash impairment charges, including $2.8 million in its dressbarn segment, $0.8 million in its maurices segment, and $1.4 million in its Justice segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $1.6 million was recorded during the three months ended April 30, 2011.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	April 28,	July 30,
	2012	2011
	(millions)
Financial assets carried at fair value:
Municipal bonds(a)	$237.0	$179.2
Auction rate securities(b)	9.6	12.0
Total	$246.6	$191.2

(a)	Based on Level 1 measurements.
(b)	Based on Level 3 measurements.

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

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
Level 3 (Unobservable inputs)	2012	2011	2012	2011
	(millions)
Balance at beginning of period	$8.9	$14.1	$12.0	$22.7
Change in temporary valuation adjustment included in other comprehensive income	1.0	0.1	1.3	1.0
Redemptions at par	(0.3)	(0.2)	(3.7)	(9.7)
Balance at end of period	$9.6	$14.0	$9.6	$14.0

Cash, cash equivalents and restricted cash are recorded at carrying value, which approximates fair value. Available-for-sale investments in debt securities, which consist primarily of municipal bonds and ARS, are recorded at fair value, which was lower than the related cost basis in the investments by approximately $1.0 million at April 28, 2012 and $2.4 million at July 30, 2011.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Property and Equipment

Property and equipment, net, consist of the following:

	April 28,	July 30,
	2012	2011
	(millions)
Property and Equipment:
Land	$16.9	$16.5
Buildings and improvements	47.5	78.0
Leasehold improvements	350.8	332.0
Furniture, fixtures and equipment	304.7	271.3
Information technology	158.5	148.8
Construction in progress	36.6	36.6
	915.0	883.2
Less accumulated depreciation	(429.4)	(394.2)
Property and equipment, net	$485.6	$489.0

Buildings

Sale of New York Facility

In April 2012, the Company entered into an agreement to sell its 900,000 square-foot building and 16 acres of adjacent land (the “New York Facility”) in Suffern, NY, which contains Ascena and Dressbarn’s administrative offices and the former warehouse space of Dressbarn, for approximately $40.0 million. Simultaneously, the Company entered into a two-year leaseback for a minor portion of the building of approximately 124,000 square-feet of office space, which is cancelable at any time subject to a 10-day notice period. The transaction is expected to close on or about May 31, 2012, and will result in a gain in the range of approximately $5 to $10 million. The transaction is subject to normal and customary closing conditions.

As a result of this pending transaction, the Company reclassified the net book value of the New York Facility of $29.9 million as an asset held-for-sale in the accompanying consolidated balance sheet at April 28, 2012.

Purchase of New Jersey Office Building

In April 2012, the Company purchased a 129,000 square-foot building in Mahwah, NJ, for $14.6 million. Upon completion of the Company’s planned renovations and expansion, which are anticipated to be completed by the summer of 2013, the building will become the new administrative offices for Ascena and the Dressbarn brand.

As an incentive for the Company to relocate its offices to New Jersey, the Company was approved, under the Grow New Jersey Assistance Program, for up to an annual $3.2 million tax credit for ten years, aggregating to an amount no greater than $32.4 million. The tax credits are subject to certain requirements including: (i) a required capital expenditure spending threshold for qualified improvements to the facility, (ii) a continued maintenance of certain employee levels for ten years in the new facility and in the State of New Jersey, and (iii) certain average employee compensation thresholds, as well as other stated requirements. In the event the Company fails to comply with the program rules, the credit will be suspended starting in the year when the Company fails to comply and until the Company is deemed again to be in compliance by the State of New Jersey, at which time it will be reinstated. The credits obtained from the program will be used by the Company to reduce its New Jersey corporate income tax liability and, to the extent not used, carried forward or sold to a third party for an amount not less than 75% of face value.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Equity

Summary of Changes in Equity:	Nine Months Ended
	April 28, 2012	April 30, 2011(a)
	(millions)
Balance at beginning of period	$1,158.0	$1,014.7
Comprehensive income:
Net income	160.6	142.3
Foreign currency translation adjustment	0.1	—
Net change in unrealized gains (losses) on available-for-sale investments	1.4	0.9
Total comprehensive income	162.1	143.2
Other, including change in non-controlling interest in Fiscal 2011	2.7	(0.2)
Purchases of common stock	(37.2)	(47.4)
Shares issued and equity grants made pursuant to stock-based compensation plans	39.7	31.8
Balance at end of period	$1,325.3	$1,142.1

(a) Includes amounts attributable to a non-controlling interest of $1.4 million as of July 31, 2010 and $1.6 million as of April 30, 2011. The Company sold its interest in its majority-owned investment during the fourth quarter of Fiscal 2011, thereby eliminating the non-controlling interest.

Common Stock Repurchase Program

On September 22, 2011, the Company’s Board of Directors authorized an expansion of its existing stock repurchase program (the “Stock Repurchase Program”) by $100 million. When taken with the existing availability under the previous program, the availability to repurchase shares of common stock was increased to $127.1 million as of the date of authorization.

During the nine months ended April 28, 2012, the Company purchased 2.7 million shares at an aggregate cost of $37.2 million. The remaining availability under the Stock Repurchase Program was approximately $89.9 million at April 28, 2012. Treasury (reacquired) shares are retired and treated as authorized but unissued shares.

Common Stock Split

On April 3, 2012, the Company issued a two-for-one common stock split (“stock split”) to stockholders of record at the close of business on March 20, 2012. The stock split was effectuated through a 100% stock dividend and entitled each stockholder of record to receive one additional share of common stock for each share of common stock they owned. As such, approximately 77.0 million shares outstanding immediately prior to the stock split were converted into 153.9 million shares after the stock split. The Company recorded an increase in common stock of $0.8 million and corresponding decrease in additional-paid-in-capital as a result of the stock split. In addition, the number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and other Restricted Equity Awards have been adjusted to reflect the stock split. All common share and per common share data, except par value per share, presented in the consolidated financial statements and the accompanying notes has been adjusted to reflect the stock split.

12. Stock-based Compensation

Long-term Stock Incentive Plan

On September 23, 2010, the Board of Directors approved the 2010 Stock Incentive Plan (the “2010 Stock Plan”) to amend and restate the former 2001 Stock Incentive Plan (the “2001 Stock Plan”). The 2010 Stock Plan was approved by the Company’s shareholders and became effective on December 17, 2010. The Company’s 2001 Stock Plan provided for the granting of either Incentive Stock Options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock. The 2010 Stock Plan generally incorporates the provisions of the 2001 Stock Plan and includes certain modifications to: increase the aggregate number of shares that may be issued under the plan to 36 million shares; add the ability to grant other stock-based awards; expand the classification of employees and directors eligible to receive awards; modify certain change in control provisions; and extend the term of the 2010 Stock Plan to September 30, 2021.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of April 28, 2012, there were approximately 7.6 million shares under the 2010 Stock Plan available for future grants. All of the Company’s prior stock option plans have expired as to the ability to grant new options. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(millions)
Compensation expense	$6.1	$4.2	$21.2	$12.8
Income tax benefit	$(2.3)	$(1.7)	$(8.0)	$(5.0)

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

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended April 28, 2012 and April 30, 2011 are presented as follows:

	Nine Months Ended
	April 28, 2012	April 30, 2011
Expected term (years)	3.9	3.9
Expected volatility	41.7%	52.4%
Risk-free interest rate	0.9%	1.3%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$4.73	$4.43

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the nine months ended April 28, 2012 is as follows:

	April 28, 2012
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding- July 31, 2011	13,829.6	$8.46	6.4	$106.4
Granted	3,042.4	13.19
Exercised	(1,615.5)	7.91
Cancelled/Forfeited	(306.7)	11.29
Options outstanding – April 28, 2012	14,949.8	$9.42	6.4	$169.3

Options vested and expected to vest at April 28, 2012 (b)	14,440.9	$9.77	6.4	$164.6
Options exercisable at April 28, 2012	7,146.4	$7.23	4.4	$96.5

(a) The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b) The number of options expected to vest takes into consideration estimated expected forfeitures.

As of April 28, 2012, there was $24.6 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. The total intrinsic value of options exercised during the nine months ended April 28, 2012 was approximately $15.4 million and during the nine months ended April 30, 2011 was approximately $17.6 million. Of these amounts, $6.9 million was recorded during the three months ended April 28, 2012 and $12.4 million was recorded during the three months ended April 30, 2011. The total fair value of options that vested during the nine months ended April 28, 2012 was approximately $9.8 million and during the nine months ended April 30, 2011 was approximately $8.1 million. Of these amounts, $0.7 million was recorded during the three months ended April 28, 2012 and $0.1 million was recorded during the three months ended April 30, 2011.

Restricted Equity Awards

The 2010 Stock Plan also allows for the issuance of shares of restricted stock and restricted stock units (“RSUs”). Any shares of restricted stock or RSUs are counted against the shares available for future grant limit as three shares for every one restricted share or RSU granted. In general, if options are cancelled for any reason or expire, the shares covered by such options again become available for grant. If a share of restricted stock or a RSU is forfeited for any reason, three shares become available for grant.

Shares of restricted stock and RSUs are issued with either service-based or performance-based conditions and some have market-based conditions (collectively, “Restricted Equity Awards”). Service-based Restricted Equity Awards entitle the holder to receive unrestricted shares of common stock of the Company at the end of a vesting period, subject to the grantee’s continuing employment. Service-based Restricted Equity Awards generally vest over a 4 year period of time.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of Restricted Equity Awards activity during the nine months ended April 28, 2012 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 31, 2011	922.3	$12.64	1,352.8	$12.23	437.0	$12.34
Granted	705.9	14.14	574.6	12.74	54.8	12.33
Vested	(248.3)	11.59	—	—	—	—
Cancelled/Forfeited	(224.7)	13.21	(392.5)	11.11	(154.3)	10.90
Nonvested at April 28, 2012	1,155.2	$13.67	1,534.9	$12.71	337.5	$13.00

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards

Total unrecognized compensation at April 28, 2012 (millions)	$8.6	$12.0	$2.6
Weighted-average years expected to be recognized over (years)	3.9	1.7	1.6

13. Commitments and Contingencies

In May of 2012, the Company was sued in five lawsuits in connection with the pending Charming Shoppes Acquisition. In general, plaintiffs are suing the Charming Shoppes’ board of directors for alleged breach of their fiduciary duties under Pennsylvania state law relating to the sale process. The Company is being sued for allegedly aiding and abetting the Charming Shoppes’ board of directors’ breach of their fiduciary duties. Since we only recently received these lawsuits, it is premature to predict the outcome with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements taken as a whole.

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

In addition to the litigation discussed above, the Company is, and in the future may be, involved in various lawsuits, claims or proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements taken as a whole.

14. Segment Information

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, e-commerce and licensing. The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s executive team to evaluate performance and allocate resources. In identifying reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in three reportable segments as follows:

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	dressbarn segment – consists of the specialty retail and e-commerce operations of the dressbarn brand.

•	maurices segment – consists of the specialty retail and e-commerce operations of the maurices brand.

•	Justice segment – consists of the specialty retail, e-commerce and licensing operations of the Justice brand.

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2011 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

Due to changes in the Company’s corporate overhead cost allocation methodology implemented in Fiscal 2012 as discussed in Note 2, segment information for the three-month and nine-month periods ended April 30, 2011 have been recasted to conform to the current period’s presentation. These changes related entirely to the reallocation of corporate overhead costs to each of its three segments, and had no impact on total net sales, total operating income or total depreciation and amortization expense.

Net sales, operating income, and depreciation and amortization expense for each segment under the Company’s new (recasted) basis of reporting are as follows:

	Three Months Ended		Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(millions)
Net sales:
dressbarn	$271.6	$255.4	$747.2	$707.2
maurices	223.9	208.2	651.4	593.5
Justice	287.8	259.2	1,015.0	887.5
Total net sales	$783.3	$722.8	$2,413.6	$2,188.2

Operating income:
dressbarn	$24.0	$22.4	$25.6	$24.4
maurices	37.9	40.3	88.0	90.1
Justice	23.4	23.7	148.2	121.2
Total operating income	$85.3	$86.4	$261.8	$235.7

Depreciation and amortization expense:
dressbarn	$8.3	$7.0	$24.2	$21.2
maurices	6.4	5.1	19.1	16.2
Justice	10.9	8.9	31.9	28.1
Total depreciation and amortization expense	$25.6	$21.0	$75.2	$65.5

A reconciliation of the Company’s operating income for each segment under the historical and recasted basis of reporting for the three-month and nine-month periods ended April 30, 2011 is as follows:

	April 30, 2011
	Three Months Ended			Nine Months Ended
	As Previously Reported	Adjustment	As Recasted	As Previously Reported	Adjustment	As Recasted
	(millions)
Operating income:
dressbarn	$17.6	$4.8	$22.4	$10.6	$13.8	$24.4
maurices	42.8	(2.5)	40.3	97.9	(7.8)	90.1
Justice	26.0	(2.3)	23.7	127.2	(6.0)	121.2
Total operating income	$86.4	$—	$86.4	$235.7	$—	$235.7

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Additional Financial Information

	Nine Months Ended
	April 28,	April 30,
Cash Interest and Taxes:	2012	2011
	(millions)
Cash paid for interest	$—	$1.1
Cash paid for income taxes	$89.8	$75.9

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $10.1 million for the nine months ended April 28, 2012 and $6.8 million for the nine months ended April 30, 2011.

Significant non-cash investing and financing activities for the nine months ended April 30, 2011 included the Ascena Reorganization. For further information regarding the Ascena Reorganization see Note 5 to the Company’s consolidated financial statements included in the Fiscal 2011 10-K.

There were no other significant non-cash investing or financing activities for the nine months ended April 28, 2012 or April 30, 2011.

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

INTRODUCTION

Management discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and nine-month periods ended April 28, 2012. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and nine-month periods ending April 28, 2012 and April 30, 2011.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the nine-month periods ending April 28, 2012 and April 30, 2011, as well as a discussion of our financial condition and liquidity as of April 28, 2012. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in financial condition and commitments since the end of Fiscal 2011.

•	Market risk management. This section discusses any significant changes in our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions since the end of Fiscal 2011.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2011. Significant changes include those considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2011 10-K.

•	Recently issued accounting pronouncements. This section notes that we have assessed the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued, as discussed in more detail in Note 4 to the unaudited consolidated financial statements.

In this Form 10-Q, references to "Ascena," "ourselves," "we," "our," "us" and the "Company" refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2012 will end on July 28, 2012 and will be a 52-week period (“Fiscal 2012”). Fiscal 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”). The third quarter for Fiscal 2012 ended on April 28, 2012 and was a 13-week period. The third quarter for Fiscal 2011 ended on April 30, 2011 and was also a 13-week period.

OVERVIEW

Our Business

Our Company is a leading national specialty retailer of apparel for women and tween girls operating, through its wholly owned subsidiaries, the dressbarn, maurices, and Justice brands. We operate (through our subsidiaries) approximately 2,600 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $2.9 billion for Fiscal 2011.

We classify our businesses into three segments following a brand-oriented approach: dressbarn, maurices and Justice. The dressbarn segment includes approximately 838 specialty retail stores, as well as an e-commerce operation that was launched in the first quarter of Fiscal 2011. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. The maurices segment includes approximately 813 specialty retail stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores primarily concentrated in small markets (approximately 25,000 to 100,000 people). The Justice segment includes approximately 920 specialty retail stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand stores offer fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls.

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

Operating Results

Three Months Ended April 28, 2012 compared to Three Months Ended April 30, 2011

For the three months ended April 28, 2012, we reported net sales of $783.3 million, net income of $49.4 million and net income per diluted share of $0.31. This compares to net sales of $722.8 million, net income of $51.8 million and net income per diluted share of $0.32 for the three months ended April 30, 2011. The decrease in net income and net income per diluted share during the three months ended April 28, 2012 was a direct result of the incurrence of $6.8 million of costs relating to the pending acquisition of Charming Shoppes, Inc., as discussed more fully hereinafter.

Our operating performance for the three months ended April 28, 2012 was positively affected by an 8.4% increase in net sales. The increase in net sales was driven by both our comparable store sales and new store growth, as well as strong growth in e-commerce sales at all our brands. While net sales increased, our operating income decreased marginally due to a decline in our gross profit rate and an increase in SG&A expenses. The decrease in the gross profit rate of 60 basis points to 43.4% was mainly due to higher markdowns, principally at our maurices and Justice segments, offset in part by the leveraging of buying and occupancy costs on the higher sales volume. SG&A expenses increased by $18.5 million, or 10 basis points, to 29.2% of net sales for the third quarter of Fiscal 2012. Contributing to the increase in SG&A expenses as a percentage of sales was increased incentive and stock-based compensation costs, increased expenses related to e-commerce growth, and higher costs due to new business initiatives.

The provision for income taxes decreased by $5.2 million to $29.7 million. The effective tax rate decreased 280 basis points, to 37.5% for the three months ended April 28, 2012 from 40.3% for the three months ended April 30, 2011. The decrease was primarily the result of higher tax benefits relating to the accounting for discrete items in Fiscal 2012.

Net income per diluted share decreased by $0.01, or 3.1%, to $0.31 per share for the three months ended April 28, 2012 from $0.32 per share for the three months ended April 30, 2011. The decrease in diluted per share results was primarily due to the lower level of net income, related to the incurrence of $6.8 million of acquisition-related costs as previously noted, offset in part by a reduction in the weighted average diluted common shares outstanding relating to our common stock repurchase program.

Nine Months Ended April 28, 2012 compared to Nine Months Ended April 30, 2011

For the nine months ended April 28, 2012, we reported net sales of $2,413.6 million, net income of $160.6 million and net income per diluted share of $1.01. This compares to net sales of $2,188.2 million, net income of $142.3 million and net income per diluted share of $0.88 for the nine months ended April 30, 2011.

Our operating performance for the nine months ended April 28, 2012 was positively affected by an 10.3% increase in net sales. The increase in net sales was driven by both our comparable store sales and new store growth, as well as strong growth in e-commerce sales at all our brands. Our operating income benefited from the increases in net sales, while our gross profit rate remained flat at 42.4%. The gross profit rate benefited from the leveraging of buying and occupancy costs and the effect of higher-margin gift card breakage, but was offset by higher markdowns. SG&A expenses increased by $59.8 million, but decreased 20 basis points, to 28.4% of net sales in the nine months ended April 28, 2012. SG&A expenses as a percentage of net sales were leveraged during the period principally as a result of the higher sales volume.

The provision for income taxes increased by $2.3 million to $96.4 million. The effective tax rate decreased 230 basis points, to 37.5% for the nine months ended April 28, 2012 from 39.8% for the nine months ended April 30, 2011. The decrease was primarily the result of higher tax benefits relating to the accounting for discrete items in Fiscal 2012.

Net income per diluted share increased by $0.13, or 14.8%, to $1.01 per share for the nine months ended April 28, 2012 from $0.88 per share for the nine months ended April 30, 2011. The increase in diluted earnings per share results was primarily due to the higher level of net income and a reduction in the weighted average diluted common shares outstanding relating to our common stock repurchase program, offset in part by the incurrence of $6.8 million of acquisition-related costs.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the third quarter of Fiscal 2012 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $616.5 million, compared to $436.1 million as of the end of Fiscal 2011.

The increase in our financial position was primarily due to our operating cash flows, which were partially offset by our treasury stock repurchases and capital expenditures. Our equity increased to $1.325 billion as of April 28, 2012, compared to $1.158 billion as of July 30, 2011, primarily due to our net income during Fiscal 2012, offset in part by our share repurchase activity.

We generated $300.6 million of cash from operations during the nine months ended April 28, 2012, compared to $255.1 million during the nine months ended April 30, 2011. During the first nine months of Fiscal 2012, we used $37.2 million of our cash to repurchase 2.7 million shares of common stock and $102.7 million for capital expenditures, primarily associated with our retail store expansion and investments in our facilities and technological infrastructure.

Recent Developments

Charming Shoppes Acquisition

On May 1, 2012, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Charming Shoppes, Inc. (“Charming Shoppes”), which owns and operates multiple retail brands through over 1,800 retail stores and e-commerce including: Lane Bryant; Catherines; Fashion Bug; and Figi’s. On May 15, 2012, we commenced a cash tender offer for all the outstanding shares of Charming Shoppes common stock at $7.35 per share, for an aggregate purchase price of approximately $890 million (collectively, the “Charming Shoppes Acquisition.”) The acquisition is expected to be funded with approximately $475 million from new debt borrowings and available cash and equivalents. See Note 5 to the accompanying unaudited financial statements for further information regarding the Charming Shoppes Acquisition.

The transaction is expected to close in mid-June 2012, and the operating results of Charming Shoppes will be consolidated with the Company’s beginning on the closing date of the transaction. In addition, the Company expects to incur additional acquisition-related and restructuring costs relating to the transaction during the fourth quarter of Fiscal 2012.

Common Stock Split

On April 3, 2012, the Company issued a two-for-one common stock split, effected in the form of a 100% stock dividend, to stockholders of record at the close of business on March 20, 2012. All common share and per common share data, except par value per share, presented in the financial statements and MD&A has been adjusted to reflect the stock split. See Notes 2 and 11 to the accompanying unaudited consolidated financial statements for further information regarding the Company’s common stock split.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for three-month and nine-month periods ended April 28, 2012 and April 30, 2011 presented herein has been affected by certain transactions, including:

•	Pretax charges related to certain one-time, executive contractual obligation costs incurred during the first quarter of Fiscal 2012, certain integration and reorganization-related costs, and acquisition-related costs incurred in connection with the planned acquisition of Charming Shoppes in the fiscal periods presented.

A summary of the effect of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended		Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(millions)
Executive contractual obligation costs	$—	$—	$(5.4)	$—
Integration and reorganization-related costs	(1.1)	(0.7)	(3.5)	(5.3)
Acquisition-related costs	(6.8)	—	(6.8)	—
Total	$(7.9)	$(0.7)	$(15.7)	$(5.3)

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

Due to changes in the Company’s corporate overhead allocation methodology implemented in Fiscal 2012, as discussed in Notes 2 and 14, segment information for the three-month and nine-month periods ended April 30, 2011 have been recasted to conform to the current period’s presentation. These changes related entirely to the reallocation of corporate overhead costs to each of its three segments, and had no impact on total net sales, total operating income or total depreciation and amortization expense.

Three Months Ended April 28, 2012 compared to Three Months Ended April 30, 2011

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	April 28, 2012	April 30, 2011	$ Change	% Change
	(millions, except per share data)
Net Sales	$783.3	$722.8	$60.5	8.4%

Cost of goods sold(a)	(443.4)	(404.9)	(38.5)	9.5%
Cost of goods sold as % of net sales	56.6%	56.0%
Selling, general and administrative expenses	(229.0)	(210.5)	(18.5)	8.8%
SG&A expenses as % of net sales	29.2%	29.1%
Depreciation and amortization expense	(25.6)	(21.0)	(4.6)	21.9%
Operating income	85.3	86.4	(1.1)	(1.3)%
Operating income as % of net sales	10.9%	12.0%

Interest expense	(0.2)	(0.6)	0.4	(66.7)%
Interest and other income, net	0.8	0.9	(0.1)	(11.1)%
Acquisition-related costs	(6.8)	—	(6.8)	NM
Income before provision for income taxes	79.1	86.7	(7.6)	(8.8)%

Provision for income taxes	(29.7)	(34.9)	5.2	(14.9)%
Effective tax rate(b)	37.5%	40.3%
Net income	$49.4	$51.8	$(2.4)	(4.6)%

Net income per common share:
Basic	$0.32	$0.33	$(0.01)	(3.0)%
Diluted	$0.31	$0.32	$(0.01)	(3.1)%

(a) Includes buying and occupancy costs and excludes depreciation.

(b) Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM Not Meaningful.

Net Sales. Net sales increased by $60.5 million, or 8.4%, to $783.3 million for the three months ended April 28, 2012 from $722.8 million for the three months ended April 30, 2011. The increase in net sales was driven by both our comparable store sales growth and new store growth, as well as strong growth in e-commerce sales at all brands. On a consolidated basis, comparable store sales increased 5% during the three months ended April 28, 2012. The sales increases at each of our brands were as follows: Justice sales increased by $28.6 million; dressbarn sales increased by $16.2 million; and maurices sales increased by $15.7 million.

Net sales and comparable store sales data for our three business segments is presented below.

	Three Months Ended
	April 28, 2012	April 30, 2011	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
dressbarn	$271.6	$255.4	$16.2	6.3%	6%
maurices	223.9	208.2	15.7	7.5%	(1)%
Justice	287.8	259.2	28.6	11.0%	8%
Total net sales	$783.3	$722.8	$60.5	8.4%	5%

(a)         Comparable store sales refer to the growth of sales on stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes. Comparable stores sales exclude sales revenues from e-commerce operations.

dressbarn net sales. The net increase primarily reflects:

•	an increase of $14.3 million, or 6%, in comparable store sales during the three months ended April 28, 2012;
•	a $1.9 million decrease in non-comparable stores sales, primarily driven by 24 store closings during the last twelve months. The negative effect of the store closings was partially offset by 28 new store openings in the last twelve months; and
•	an increase of $3.8 million in revenues from e-commerce operations.

maurices net sales. The net increase primarily reflects:

•	a decrease of $1.5 million, or 1%, in comparable store sales during the three months ended April 28, 2012;
•	a $11.2 million increase in non-comparable stores sales, primarily driven by an increase related to 46 net new store openings during the last twelve months; and
•	an increase of $6.0 million in revenues from e-commerce operations.

Justice net sales. The net increase primarily reflects:

•	an increase of $17.5 million, or 8%, in comparable store sales during the three months ended April 28, 2012;
•	a $8.7 million increase in non-comparable stores sales, primarily driven by an increase related to 30 net new store openings during the last twelve months;
•	an increase of $3.0 million in revenues from its e-commerce operations; and
•	a $0.6 million decrease in wholesale, licensing operations, and other revenues.

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

Cost of goods sold increased by $38.5 million, or 9.5%, to $443.4 million for the three months ended April 28, 2012 from $404.9 million for the three months ended April 30, 2011. Cost of goods sold as a percentage of net sales increased by 60 basis points to 56.6% in the three months ended April 28, 2012 from 56.0% for the three months ended April 30, 2011. Gross profit, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 60 basis points to 43.4% for the three months ended April 28, 2012 from 44.0% for the three months ended April 30, 2011. The decrease in the gross profit rate was mainly due to higher markdowns, principally at our maurices and Justice segments, offset in part by the leveraging of buying and occupancy costs on the higher sales volume.

Cost of goods sold as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in raw material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from year to year.

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

SG&A expenses increased by $18.5 million, or 8.8%, to $229.0 million for the three months ended April 28, 2012 from $210.5 million for the three months ended April 30, 2011. SG&A expenses as a percentage of net sales increased by 10 basis points to 29.2% for the three months ended April 28, 2012 from 29.1% for the three months ended April 30, 2011 The increase in SG&A expenses was mainly due to (i) increased payroll-related costs and other store expenses, which resulted from the higher net sales growth, (ii) increased administrative expenses related to e-commerce growth, (iii) higher costs due to new business initiatives, and (iv) increased incentive and stock-based compensation costs during the three months ended April 28, 2012.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $4.6 million, or 21.9%, to $25.6 million for the three months ended April 28, 2012 from $21.0 million for the three months ended April 30, 2011. The increase was primarily due to an increase in capital expenditures, which resulted, in part, from the net opening of 80 stores during the past twelve months.

Operating Income. Operating income decreased by $1.1 million, or 1.3%, to $85.3 million for the three months ended April 28, 2012 from $86.4 million for the three months ended April 30, 2011. Operating income as a percentage of net sales decreased 110 basis points, to 10.9% in the three months ended April 28, 2012 from 12.0% in the three months ended April 30, 2011. The decrease in operating income was primarily due to the increases in SG&A expenses and depreciation and amortization expense, offset in part by the higher gross profit, which resulted from the higher sales levels.

Operating income data for our three business segments is presented below.

	Three Months Ended
	April 28, 2012	April 30, 2011	$ Change	% Change
	(millions)		(millions)
Operating income:
Dressbarn	$24.0	$22.4	$1.6	7.1%
Maurices	37.9	40.3	(2.4)	(6.0)%
Justice	23.4	23.7	(0.3)	(1.3)%
Total operating income	$85.3	$86.4	$(1.1)	(1.3)%

dressbarn operating income increased by approximately $1.6 million primarily as a result of a combination of an increase in sales and a higher gross profit rate, offset in part by an increase in SG&A expenses. The higher gross profit rate was mainly due to the leveraging of buying and occupancy costs and a decrease in shipping-related costs, offset in part by slightly higher markdowns. The increase in SG&A expenses during the three months ended April 28, 2012 was due to a number of factors including: (i) an increase in store payroll-related and other store expenses, relating to the overall net sales increases, (ii) increased third-party administrative expenses, related to e-commerce growth, and (iii) increased incentive compensation costs related to the better than planned earnings results.

maurices operating income decreased by approximately $2.4 million as the increase in sales was more than offset by a lower gross profit rate and an increase in SG&A expenses. The decrease in the gross profit rate was primarily from higher markdowns, as maurices experienced a softening sales trend toward the end of the third quarter. The increase in SG&A expenses during the three months ended April 28, 2012 was mainly due to store payroll-related costs and other store expenses, relating to the overall net sales increases, increased third-party administrative expenses related to e-commerce growth and higher marketing costs.

Justice operating income decreased by approximately $0.3 million as the increase in sales was more than offset by increases in SG&A expenses and depreciation and amortization expense. The increase in SG&A expenses during the three months ended April 28, 2012 was due to a number of factors including: (i) an increase in store payroll-related and other store expenses, relating to the overall net sales increases, (ii) increased third-party administrative expenses, related to e-commerce growth, and (iii) higher marketing expenses.

Interest Expense. Interest expense decreased by $0.4 million, or 66.7%, to $0.2 million for the three months ended April 28, 2012 from $0.6 million for the three months ended April 30, 2011. The decrease was primarily the result of the fourth quarter Fiscal 2011 prepayment of the entire mortgage on our Suffern, New York facility.

Interest and Other Income, Net. Interest and other income, net was relatively flat, decreasing by $0.1 million, to $0.8 million for the three months ended April 28, 2012 from $0.9 million for the three months ended April 30, 2011. As such, there were no significant fluctuations warranting further discussion and analysis.

Acquisition-related Costs. Acquisition-related costs were $6.8 million for the three months ended April 28, 2012. These costs were incurred in connection with the Charming Shoppes Acquisition, and include legal, consulting and finance-related costs. The Company expects to incur additional acquisition-related costs in the fourth quarter of Fiscal 2012 in connection with the anticipated closing of the Charming Shoppes Acquisition.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $5.2 million, or 14.9%, to $29.7 million for the three months ended April 28, 2012 from $34.9 million for the three months ended April 30, 2011. The decrease in provision for income taxes was primarily a result of lower pretax income for the three months ended April 28, 2012. The reported effective tax rate decreased by 280 basis points, to 37.5% for the three months ended April 28, 2012 from 40.3% for the three months ended April 30, 2011. The decrease was primarily the result of higher tax benefits relating to the accounting for discrete items in Fiscal 2012.

Net Income. Net income decreased by $2.4 million, or 4.6%, to $49.4 million for the three months ended April 28, 2012 from $51.8 million for the three months ended April 30, 2011. The decrease was primarily due to an overall marginal decline in operating income and the incurrence of $6.8 million of acquisition-related costs during the three months ending April 28, 2012. These net decreases were offset in part by a decrease in the provision for income taxes of $5.2 million.

Net Income Per Diluted Common Share. Net income per diluted share decreased by $0.01, or 3.1%, to $0.31 per share for the three months ended April 28, 2012 from $0.32 per share for the three months ended April 30, 2011. The decrease in diluted per share results was primarily due to the lower level of net income, as previously discussed. Weighted-average diluted common shares outstanding decreased to 159.9 million shares during the three months ended April 28, 2012 from 161.7 million shares during the three months ended April 30, 2011 relating to our common stock repurchase program, which partially offset the negative effect of lower net income on net income per diluted share.

Nine Months Ended April 28, 2012 compared to Nine Months Ended April 30, 2011

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Nine Months Ended
	April 28, 2012	April 30, 2011	$ Change	% Change
	(millions, except per share data)
Net Sales	$2,413.6	$2,188.2	$225.4	10.3%

Cost of goods sold(a)	(1,391.1)	(1,261.3)	(129.8)	10.3%
Cost of goods sold as % of net sales	57.6%	57.6%
Selling, general and administrative expenses	(685.5)	(625.7)	(59.8)	9.6%
SG&A expenses as % of net sales	28.4%	28.6%
Depreciation and amortization expense	(75.2)	(65.5)	(9.7)	14.8%
Operating income	261.8	235.7	26.1	11.1%
Operating income as % of net sales	10.8%	10.8%

Interest expense	(0.7)	(1.9)	1.2	(63.2)%
Interest and other income, net	2.7	2.6	0.1	3.8
Acquisition-related costs	(6.8)	—	(6.8)	NM
Income before provision for income taxes	257.0	236.4	20.6	8.7%

Provision for income taxes	(96.4)	(94.1)	(2.3)	2.4%
Effective tax rate(b)	37.5%	39.8%
Net income	$160.6	$142.3	$18.3	12.9%

Net income per common share:
Basic	$1.05	$0.91	$0.14	15.4%
Diluted	$1.01	$0.88	$0.13	14.8%

(a) Includes buying and occupancy costs and excludes depreciation.

(b) Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM Not Meaningful.

Net Sales. Net sales increased by $225.4 million, or 10.3%, to $2,413.6 million for the nine months ended April 28, 2012 from $2,188.2 million for the nine months ended April 30, 2011. The increase in net sales was driven by both our comparable store sales growth and new store growth, as well as strong growth in e-commerce sales at all brands. On a consolidated basis, comparable store sales increased 6% during the nine months ended April 28, 2012. The sales increases at each of our brands were as follows: Justice sales increased by $127.5 million; maurices sales increased by $57.9 million; and dressbarn sales increased by $40.0 million.

Net sales and comparable store sales data for our three business segments is presented below.

	Nine Months Ended
	April 28, 2012	April 30, 2011	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
Dressbarn	$747.2	$707.2	$40.0	5.7%	4%
Maurices	651.4	593.5	57.9	9.8%	2%
Justice	1,015.0	887.5	127.5	14.4%	9%
Total net sales	$2,413.6	$2,188.2	$225.4	10.3%	6%

(a)	Comparable store sales refer to the growth of sales on stores open throughout the full period and throughout the full prior period (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the comparable store sales calculation only changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes. Comparable stores sales exclude sales revenues from e-commerce operations.

dressbarn net sales. The net increase primarily reflects:

•	an increase of $30.0 million, or 4%, in comparable store sales during the nine months ended April 28, 2012;
•	a $0.1 million increase in non-comparable stores sales, primarily driven by an increase related to 4 net new store openings during the last twelve months; and
•	an increase of $9.9 million in revenues from e-commerce operations.

maurices net sales. The net increase primarily reflects:

•	an increase of $9.5 million, or 2%, in comparable store sales during the nine months ended April 28, 2012;
•	a $33.2 million increase in non-comparable stores sales, primarily driven by an increase related to 46 net new store openings during the last twelve months; and
•	an increase of $15.2 million in revenues from e-commerce operations.

Justice net sales. The net increase primarily reflects:

•	an increase of $72.1 million, or 9%, in comparable store sales during the nine months ended April 28, 2012;
•	a $29.9 million increase in non-comparable stores sales, primarily driven by an increase related to 30 net new store openings during the last twelve months;
•	an increase of $18.0 million in revenues from its e-commerce operations;
•	a $6.1 million increase in revenue from gift card breakage; and
•	a $1.4 million increase in wholesale, licensing operations, and other revenues.

Cost of Goods Sold, including occupancy and buying costs, excluding depreciation. Cost of goods sold increased by $129.8 million, or 10.3%, to $1,391.1 million for the nine months ended April 28, 2012 from $1,261.3 million for the nine months ended April 30, 2011. Cost of goods sold as a percentage of net sales remained flat at 57.6% for the nine months ended April 28, 2012 and April 30, 2011. Gross profit, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, was also flat, remaining at 42.4% for the nine months ended April 28, 2012 and April 30, 2011. The gross profit rate benefited from the leveraging of buying and occupancy costs and the effect of higher-margin gift card breakage, but was offset by higher markdowns.

Cost of goods sold as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in raw material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from year to year.

SG&A expenses increased by $59.8 million, or 9.6%, to $685.5 million for the nine months ended April 28, 2012 from $625.7 million for the nine months ended April 30, 2011. SG&A expenses as a percentage of net sales decreased by 20 basis points to 28.4% for the nine months ended April 28, 2012 from 28.6% for the nine months ended April 30, 2011. The increase in SG&A expenses was mainly due to (i) store payroll-related costs and other store expenses, which resulted from the higher net sales growth and store unit growth, (ii) increased incentive compensation costs related to the better than planned earnings results, (iii) increased third-party administrative expenses related to e-commerce growth, (iv) increased marketing costs, (v) higher costs due to new business initiatives, and (vi) a $5.4 million one-time executive contractual obligation incurred during the first quarter of Fiscal 2012.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $9.7 million, or 14.8%, to $75.2 million for the nine months ended April 28, 2012 from $65.5 million for the nine months ended April 30, 2011. The increase was primarily due to an increase in capital expenditures, which resulted, in part, from the net opening of 80 stores during the past twelve months.

Operating Income. Operating income increased by $26.1 million, or 11.1%, to $261.8 million for the nine months ended April 28, 2012 from $235.7 million for the nine months ended April 30, 2011. Operating income as a percentage of net sales remained flat at 10.8% for the nine months ended April 28, 2012 and April 30, 2011. The increase in operating income was primarily due to the higher gross profit, which resulted from higher sales levels, and the leveraging of SG&A expenses.

Operating income data for our three business segments is presented below.

	Nine Months Ended
	April 28, 2012	April 30, 2011	$ Change	% Change
	(millions)		(millions)
Operating income:
dressbarn	$25.6	$24.4	$1.2	4.9%
maurices	88.0	90.1	(2.1)	(2.3)%
Justice	148.2	121.2	27.0	22.3%
Total operating income	$261.8	$235.7	$26.1	11.1%

dressbarn operating income increased by approximately $1.2 million primarily as a result of an increase in sales, offset in part by a lower gross profit rate and an increase in SG&A expenses. The lower gross profit rate was mainly attributable to the de-leveraging of buying and occupancy costs and an higher markdowns for increased promotional activity. The increase in SG&A expenses during the nine months ended April 28, 2012 was mainly due to an increase in store payroll-related costs and other store expenses, relating to the overall net sales increases, increased third-party administrative expenses related to e-commerce growth and increased incentive compensation costs related to the better than planned earnings results.

maurices operating income decreased by approximately $2.1 million primarily as a result of lower gross profit rate and an increase in SG&A expenses, offset in part by an increase in sales. The lower gross profit rate was mainly attributable to higher markdowns for increased promotional activity and a softening sales trend toward the end of the third quarter . The increase in SG&A expenses during the nine months ended April 28, 2012 was due to store payroll-related costs and other store expenses, relating to the overall net sales increases, increased third-party administrative expenses related to e-commerce growth and higher marketing costs.

Justice operating income increased by approximately $27.0 million primarily as a result of an increase in sales and gross profit rates, offset in part by an increase in SG&A expenses. The higher gross profit rate benefited from selected price increases, merchandise mix, and the leveraging of buying and occupancy costs, offset in part by higher markdowns on promotional activity. The increase in SG&A expenses during the nine months ended April 28, 2012 was due to a number of factors including (i) an increase in store payroll-related costs and other store expenses, relating to the overall net sales increases (ii) increased incentive compensation costs related to the better than planned earnings results, (iii) increased third-party administrative expenses related to e-commerce growth, (iv) increased marketing costs, (v) and $5.4 million one-time executive contractual obligation incurred during the first quarter of Fiscal 2012.

Interest Expense. Interest expense decreased by $1.2 million, or 63.2%, to $0.7 million for the nine months ended April 28, 2012 from $1.9 million for the nine months ended April 30, 2011. The decrease was primarily the result of the fourth quarter Fiscal 2011 prepayment of the entire mortgage on our Suffern, New York facility.

Interest and Other Income, Net. Interest and other income, net was relatively flat, increasing by $0.1 million, to $2.7 million for the nine months ended April 28, 2012 from $2.6 million for the nine months ended April 30, 2011. As such, there were no significant fluctuations warranting further discussion and analysis.

Acquisition-related Costs. Acquisition-related costs were $6.8 million for the nine months ended April 28, 2012. These costs were incurred in connection with the Charming Shoppes Acquisition, and include legal, consulting and finance-related costs. The Company expects to incur additional acquisition-related costs in the fourth quarter of Fiscal 2012 in connection with the anticipated closing of the Charming Shoppes Acquisition.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $2.3 million, or 2.4%, to $96.4 million for the nine months ended April 28, 2012 from $94.1 million for the nine months ended April 30, 2011. The increase in provision for income taxes was primarily a result of higher pretax income for the nine months ended April 28, 2012. The reported effective tax rate decreased 230 basis points, to 37.5% for the nine months ended April 28, 2012 from 39.8% for the nine months ended April 30, 2011. The decrease was primarily the result of higher tax benefits relating to the accounting for discrete items in Fiscal 2012.

Net Income. Net income increased by $18.3 million, or 12.9%, to $160.6 million for the nine months ended April 28, 2012 from $142.3 million for the nine months ended April 30, 2011. The increase was primarily due to an overall growth in operating income, which was offset in part by the incurrence of $6.8 million of acquisition-related costs during the nine months ended April 28, 2012. These net increases were offset in part by an increase in the provision for income taxes of $2.3 million.

Net Income Per Diluted Common Share. Net income per diluted share increased by $0.13, or 14.8%, to $1.01 per share for the nine months ended April 28, 2012 from $0.88 per share for the nine months ended April 30, 2011. The increase in diluted earnings per share results was primarily due to the higher level of net income, as previously discussed. Weighted-average diluted common shares outstanding decreased to 159.1 million shares during the nine months ended April 28, 2012 from 162.3 million shares during the nine months ended April 30, 2011 relating to our common stock repurchase program, which also had a positive effect on net income per diluted share.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	April 28, 2012	July 30, 2011	$ Change
	(millions)
Cash and cash equivalents	$363.2	$243.5	$119.7
Short-term investments	246.6	54.1	192.5
Non-current investments	6.7	138.5	(131.8)
Total debt	—	—	—
Net cash and investments (a)	$616.5	$436.1	$180.4
Equity	$1,325.3	$1,158.0	$167.3

(a) “Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

The increase in our net cash and investments position as of April 28, 2012 as compared to July 30, 2011 was primarily due to our operating cash flows, which were partially offset by our use of cash to support common stock repurchases and capital expenditures. During the nine months ended April 28, 2012, we used $37.2 million to repurchase 2.7 million shares of common stock and $102.7 million for capital expenditures.

The increase in equity was primarily due to the Company’s net income in Fiscal 2012, offset in part by the Fiscal 2012 effects of the Company’s common stock repurchase program.

In anticipation of the funding requirements to consummate the Charming Shoppes Acquisition, we started liquidating substantially all of our investment portfolio in May 2012. Proceeds from the sale of the investment portfolio are expected to be approximately $240 million, and such amounts will be held as cash and cash equivalents. We expect to recognize a realized gain of approximately $1 million in the fourth quarter of Fiscal 2012 as a result of the sale of such investments. Because of the change in our intent to no longer hold such securities to maturity, substantially all of our non-current investments have been reclassified to short-term investments in the accompanying balance sheet at April 28, 2012.

Cash Flows

The table below summarizes our cash flows for the nine months ended presented as follows:

	Nine Months Ended
	April 28, 2012	April 30, 2011
	(millions)
Net cash provided by operating activities	$300.6	$255.1
Net cash used in investing activities	(164.7)	(150.6)
Net cash used in financing activities	(16.2)	(30.9)
Net increase in cash and cash equivalents(a)	$119.7	$73.6

(a) Excludes changes in short-term and non-current investments, which increased in the aggregate by $60.7 million during the nine months ended April 28, 2012.

Net Cash Provided by Operating Activities. Net cash provided by operations was $300.6 million for the nine months ended April 28, 2012, compared with $255.1 million during the nine months ended April 30, 2011. The increase was primarily driven by an increase in net income, an increase in non-cash stock-based compensation expense, an increase in depreciation and amortization expense and lower working capital requirements.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended April 28, 2012 was $164.7 million, consisting primarily of $102.7 million of capital expenditures and $61.9 million of net cash used in the purchases of investment securities. Net cash used in investing activities for nine months ended April 30, 2011 was $150.6 million, consisting primarily of $71.3 million of net cash used in the purchases of investment securities and $74.3 million of capital expenditures.

Net Cash Used in Financing Activities. Net cash used in financing activities was $16.2 million during the nine months ended April 28, 2012, consisting primarily of $37.2 million for the repurchase of common stock, offset in part by proceeds relating to our stock-based compensation plans. Net cash used in activities for the nine months ended April 30, 2011 was $30.9 million, consisting primarily of $47.4 million for the repurchase of common stock, offset in part by proceeds relating to our stock-based compensation plans.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, $200 million of availability under our Credit Agreement (as defined below), available cash and cash equivalents, investments and other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, investment in technological infrastructure, acquisitions, debt repayment, stock repurchases, any future debt requirements, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating, capital requirements and any debt service for the foreseeable future, as well as to fund the Charming Shoppes Acquisition.

As discussed in the “Debt” section below, we had no revolving credit borrowings outstanding under our Credit Agreement as of April 28, 2012. As discussed further below, we may elect to draw on our Credit Agreement or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. We believe that our Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of April 28, 2012, there were five financial institutions participating in the Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 29%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

On May 1, 2012, we entered into a Merger Agreement with Charming Shoppes. Subsequently, we commenced a cash tender offer for all of the outstanding shares of Charming Shoppes common stock at $7.35 per share, for an aggregate purchase price of approximately $890 million. The acquisition is expected to be funded with approximately (i) $475 million from new debt borrowings including (a) a $300 million six-year, variable-rate term loan and (b) $175 million from our expanded availability under our existing revolving credit facility, and (ii) the remainder funded through available cash and equivalents. The transaction is expected to close in mid-June 2012.

Debt

Credit Agreement

See Note 15 of the audited consolidated financial statements included in the Fiscal 2011 10-K for further information regarding Ascena’s $200 million revolving credit facility (the “Credit Agreement”). As of April 28, 2012, we had no borrowings outstanding and $193.4 million available under the Credit Agreement. The amount available under the Credit Agreement is net of $6.6 million of outstanding letters of credit. As of April 28, 2012, the Company also had issued $11.4 million of private label letters of credit relating to the importation of merchandise. In anticipation of the funding requirements associated with the Charming Shoppes Acquisition, we expect to amend the existing Credit Agreement in June 2012 to expand the maximum borrowing availability to $250 million, among other changes in terms.

Our Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense and (iv) rent expense. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) capital lease payments, (e) mandatory cash contributions to any employee benefit plan and (f) any restricted payments paid in cash. We are required to maintain a minimum fixed charge coverage ratio for any period of four fiscal quarters of at least 1.10 to 1.00. As of April 28, 2012, the actual fixed charge coverage ratio was 1.57 to 1.00. We were in compliance with all financial covenants contained in the Credit Agreement as of April 28, 2012, and expect to be in compliance in all periods during the next twelve months.

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

Payment of Dividends

Our Credit Agreement does not permit cash dividends, but allows us to pay stock dividends subject to certain restrictions contained in the Credit Agreement. Dividends are payable when declared by our Board of Directors. During the third quarter of Fiscal 2012, the Company completed a two-for-one stock split effectuated through a 100% stock dividend. See Notes 2 and 11 to the accompanying unaudited consolidated financial statements for further information regarding the Company’s common stock split. Currently, the Board of Directors does not plan to pay any cash dividends.

Common Stock Repurchase Program

On September 22, 2011, the Company’s Board of Directors authorized an expansion of its existing stock repurchase program (the “Stock Repurchase Program”) by $100 million. When taken with the existing availability under the previous program, the availability to repurchase shares of common stock was increased to $127.1 million as of the date of authorization.

During the nine months ended April 28, 2012, we purchased 2.7 million shares at an aggregate cost of $37.2 million. The remaining availability under the Stock Repurchase Program was approximately $89.9 million at April 28, 2012. Treasury (reacquired) shares are retired and treated as authorized but unissued shares. As discussed in Note 5 of the accompanying unaudited consolidated financial statements, the Company entered into a Merger Agreement with Charming Shoppes. As a result, the Company does not anticipate repurchasing additional shares of common stock until the debt associated with the Charming Shoppes Acquisition is repaid, which is expected to occur by the end of the Company’s fiscal year ending July 26, 2014 (“Fiscal 2014”).

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

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of April 28, 2012 the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores normally are transacted in U.S. dollars. In addition, our wholly owned international retail operations represented less than 1% of our consolidated revenues during the first nine months of Fiscal 2012. In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

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

Investment Risk Management

As of April 28, 2012, our Company had cash and cash equivalents on-hand of $363.2 million, primarily invested in money market funds and commercial paper with original maturities of 90 days or less. The Company's other significant investments included $246.6 million of short-term investments, primarily invested in municipal bonds with original maturities greater than 90 days; and $6.7 million of non-current investments, primarily invested in other investments and auction rate securities issued through various municipalities with maturities greater than one year.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at April 28, 2012. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

In anticipation of the funding requirements to consummate the Charming Shoppes Acquisition, the Company started liquidating substantially all of its investment portfolio in May 2012. For more information regarding our Charming Shoppes Acquisition see Note 5 to the unaudited consolidated financial statements and the “Financial Condition and Liquidity” section above.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as April 28, 2012. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

In May of 2012, the Company was sued in five lawsuits in connection with the pending Charming Shoppes Acquisition. In general, plaintiffs are suing the Charming Shoppes’ board of directors for alleged breach of their fiduciary duties under Pennsylvania state law relating to the sale process. The Company is being sued for allegedly aiding and abetting the Charming Shoppes’ board of directors’ breach of their fiduciary duties. Since we only recently received these lawsuits, it is premature to predict the outcome with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements taken as a whole.

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

In addition to the litigation discussed above, the Company is, and in the future may be, involved in various lawsuits, claims or proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements taken as a whole.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2011 10-K . There have been no material changes during the quarter ended April 28, 2012 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2011 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1), (2)

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended April 28, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1 (January 29, 2012 – February 25, 2012)	—	$—	—	$90 million
Month # 2 (February 26, 2012 – March 31, 2012)	—	—	—	90 million
Month # 3 (April 1, 2012 – April 28, 2012)	—	—	—	90 million

(1)	On September 23, 2010, our Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”). Under the 2010 Stock Repurchase Program, purchases of shares of our common stock may be made at our discretion from time to time, subject to overall business and market conditions. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.
(2)	On September 22, 2011, the Company’s Board of Directors authorized an expansion of its existing 2010 Stock Repurchase Program by $100 million. When taken with the existing availability under the 2010 Stock Repurchase Program, the availability to repurchase shares of common stock was increased to $127.1 million as of the date of authorization.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armand Correia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

ASCENA RETAIL GROUP, INC.

Date: May 31, 2012	BY: /s/ David Jaffe
David Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 31, 2012	BY: /s/ Armand Correia
Armand Correia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

