Form 10-K
period 2012-07-28
Ascena Retail Group, Inc.
filed 2012-09-26
CIK 1498301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2012

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11736

ASCENA RETAIL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0641353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Dunnigan Drive, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(845) 369-4500

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.2 billion as of January 28, 2012, based on the last reported sales price on the NASDAQ Global Select Market on that date. As of September 20, 2012, 155,213,311 shares of voting common shares were outstanding. The registrant does not have any authorized, issued or outstanding non-voting common stock.

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 11, 2012 are incorporated into Part III of this Form 10-K.

ASCENA RETAIL GROUP, INC.

FORM 10-K

FISCAL YEAR ENDED JULY 28, 2012

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

WEBSITE ACCESS TO COMPANY REPORTS

We maintain our corporate Internet website at www.ascenaretail.com. The information on our Internet website is not incorporated by reference into this report. We make available, free of charge through publication on our Internet website, a copy of our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including any amendments to those reports, as filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after they have been so filed or furnished. Information relating to corporate governance at Ascena Retail Group, Inc., including our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, information concerning our directors, committees of the Board of Directors, including committee charters, and transactions in Ascena Retail Group, Inc. securities by directors and executive officers, is also available at our website. Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Ascena Retail Group, Inc., 30 Dunnigan Drive, Suffern, New York 10901.

In this Form 10-K, references to “Ascena,” “ourselves,” “we”, “us”, “our” or “Company” or other similar terms refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”); fiscal year 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”); and fiscal year 2010 ended on July 31, 2010 and reflected a 53-week period (“Fiscal 2010”). All references to “Fiscal 2013” refer to our 52-week period that will end on July 27, 2013.

PART I

Item 1. Business.

General

On June 14, 2012, as described further under the section entitled “Recent Developments,” the Company acquired Charming Shoppes, Inc. (“Charming Shoppes”) and its related family of retail brands. Accordingly, the Company now operates, through its wholly owned subsidiaries, the following principal retail brands: Justice; Lane Bryant; maurices; dressbarn; and Catherines. The Company now operates (through its subsidiaries) approximately 3,800 stores throughout the United States, Puerto Rico and Canada, with annual revenues on a pro forma basis of over $4.5 billion for the fiscal year ended July 28, 2012, giving effect to the acquisition of Charming Shoppes as of the beginning of such year.

Recent Developments

In June 2012, the Company acquired Charming Shoppes, which owns and operates multiple retail brands through over 1,800 retail stores and e-commerce operations, including: Lane Bryant; Catherines; Fashion Bug; and Figi’s, in an all cash transaction at $7.35 per share, for an aggregate purchase price of $882.1 million (excluding the assumption of debt and transaction costs, and collectively, the “Charming Shoppes Acquisition”). The acquisition was partially funded with $325 million from new borrowings, including (a) a $300 million six-year, variable-rate term loan and (b) $25 million of borrowings under the Company’s existing revolving credit facility, which was amended in connection with the transaction. The remainder was funded through available cash and cash equivalents and the liquidation of substantially all of the Company’s investment portfolio.

Based on the results of its strategic review of Charming’s Shoppes’s operations, the Company announced contemporaneously with the closing of the Charming Shoppes Acquisition its intent to cease operating the acquired Fashion Bug business. The Fashion Bug business, consisting of approximately 600 retail stores, is expected to be closed down by early in calendar year 2013 through an orderly liquidation of the related net assets.

In addition, the Company also announced contemporaneously with the closing of the Charming Shoppes Acquisition its intent to sell the acquired Figi’s business. The Figi’s business, which markets food and specialty gift products, is expected to be sold by the one-year anniversary date of the closing of the Charming Shoppes Acquisition.

Given the Company’s intent to exit both of those businesses, their financial position and operating results have been classified as discontinued operations within the accompanying consolidated financial statements of the Company.

Our Brands and Products

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn and Catherines.

Justice

The Justice segment includes approximately 942 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls. Justice creates, designs and develops its own exclusive Justice branded merchandise in-house. This allows Justice to maintain creative control and respond as quickly as fashion trends dictate, putting Justice ahead of its competition when it comes to offering the hottest fashion assortment to its customers. The Justice merchandise mix represents the broad assortment that its girl wants in her store - a mix of apparel, accessories, footwear, intimates and lifestyle products, such as bedroom furnishings and electronics, to meet all her needs. Justice’s store footprint primarily includes mall locations, strip centers, lifestyle centers and outlet centers. During the third quarter of 2011, Justice launchedthe Brothers brand, which offers fashionable apparel to boys who are ages 7 to 14.

Lane Bryant

The Lane Bryant segment includes approximately 805 specialty retail and outlet stores, and e-commerce operations. Lane Bryant is a widely recognized brand name in plus-size fashion. Through private labels such as Lane Bryant and CACIQUE, and select national brands, fashionable and sophisticated apparel is offered to female customers in plus-sizes 12-32, including intimate apparel, wear-to-work and casual sportswear, accessories, select footwear and social occasion apparel. Lane Bryant has a loyal customer base, generally ranging in age from 35 to 55 years old, which shops for fashionable merchandise in the moderate price range. Lane Bryant retail stores are located in a combination of destination malls, lifestyle centers and strip shopping centers.

maurices

The maurices segment includes approximately 832 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). Maurices merchandise is primarily sold under two product lines, maurices and Studio Y. The maurices product line encompasses women’s casual clothing, career wear and accessories, while the Studio Y product line represents women’s dressy apparel. Maurices stores are typically located near large discount and department stores to capitalize on the traffic those retailers generate. Maurices seeks to differentiate itself from those retailers by offering a wider selection of style, color and current fashion, as well as the shopping experience offered, which emphasizes a visually stimulating environment with a helpful staff. While maurices stores offer a core merchandise assortment, individual maurices stores vary and augment their merchandise assortment to reflect individual store demands and local market preferences.

dressbarn

The dressbarn segment includes approximately 827 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. Dressbarn stores are located primarily in convenient strip shopping centers in major trading and high-density markets, and in surrounding suburban areas. Dressbarn’s centrally managed merchandise selection is changed and augmented frequently to keep its merchandise presentation fresh and exciting. Individual store assortments vary depending on local demographics, seasonality and past sales patterns. Carefully edited, coordinated merchandise is featured in a comfortable, easy-to-shop environment, which is staffed by friendly, service-oriented salespeople.

Catherines

The Catherines segment includes approximately 422 specialty retail stores, and e-commerce operations. Catherines carries a full range of plus sizes (16-34 and 0X-5X) and is particularly known for extended sizes (28-34). Catherines offers classic apparel and accessories to female customers for wear-to-work and casual lifestyles. Catherines customers are generally in the 45 years old and older age group, shop in the moderate price range, and are concerned with comfort, fit and value. Catherines retail stores are primarily located in strip shopping centers and outlet locations.

The tables below presents net sales and operating income by segment for the last three fiscal years.

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(millions)
Net sales
Justice (1)	$1,306.7	$1,150.0	$711.9
Lane Bryant (2)	119.7	-	-
maurices	852.9	776.5	680.7
dressbarn	1,037.6	987.5	982.0
Catherines (2)	36.4	-	-
Total net sales	$3,353.3	$2,914.0	$2,374.6

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(millions)
Operating income
Justice (1)	$172.5	$129.3	$59.1
Lane Bryant (2)	(10.1)	-	-
maurices	102.7	104.5	84.4
dressbarn	56.9	56.0	74.0
Catherines (2)	(4.0)	-	-
Subtotal	318.0	289.8	217.5
Less unallocated acquisition-related, integration and restructuring costs	(25.4)	-	-
Total operating income	$292.6	$289.8	$217.5

(1)	The Justice brand was acquired in the Tween Brands Merger, which was consummated on November 25, 2009, as defined and described in Note 5 to the accompanying consolidated financial statements. Accordingly, Fiscal 2010 represents only a partial period of operating results.
(2)	The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore, data related to Lane Bryant and Catherines is only included for a partial period in Fiscal 2012 and data relating to the prior reporting periods is not presented.

Over the past five fiscal years, our sales have grown to approximately $3.4 billion in Fiscal 2012 from $1.4 billion in Fiscal 2008. This growth has been largely a result of both our acquisitions and organic growth. We currently operate approximately 3,800 stores throughout the United States, Puerto Rico and Canada. We have diversified our business by brand, price point and target consumer, as well as by geography throughout North America. During Fiscal 2011, our Justice brand entered Canada and now operates 16 stores there. During Fiscal 2012, our maurices brand opened 6 stores in Canada. We plan to continue our global expansion during Fiscal 2013, and will continue evaluating other international opportunities for our family of brands. In addition to our store presence, we sell merchandise through our primary e-commerce websites: shopjustice.com; lanebryant.com; maurices.com; dressbarn.com; catherines.com and our Brothers line e-commerce site located at shopbrothers.com.

Over the past five fiscal years, we have invested approximately $1.6 billion in cash, common stock and debt to fund acquisitions, capital improvements, and technology infrastructure improvements, primarily funded through our strong operating cash flow. We intend to continue to execute our long-term strategy, which includes, among other things, expanding our presence internationally, expanding through selective acquisitions, investing in our operational infrastructure, and expanding our e-commerce businesses.

Seasonality of Business

Our business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift-giving merchandise. The dressbarn and maurices brands have historically experienced lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. The newly acquired Lane Bryant and Catherines brands typically experience peak sales during the Easter, Memorial Day and December holiday seasons. In addition, our operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Store Locations

Our stores are primarily open seven days a week and most evenings. As of July 28, 2012, we operated 3,828 stores in 48 states, the District of Columbia, Puerto Rico and Canada. Justice is currently located across 47 states, Canada and Puerto Rico. Justice also has 41 international franchise stores located in the following countries: Australia, Bahrain, Jordan, Kuwait, Qatar, Russia, Venezuela, Guatemala, Saudi Arabia, and the United Arab Emirates. Our dressbarn stores are more concentrated in the northeast while our maurices stores are more concentrated in the midwest. The Lane Bryant and Catherines stores are located in suburban and small towns in 46 states and 44 states, respectively.

During Fiscal 2012, no store accounted for more than 1% of our total sales. The table below indicates the type of shopping facility in which the stores were located:

Type of Facility	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Strip Shopping Centers	229	336	384	595	346	1,890
Free Standing, Downtown and Enclosed Malls	517	290	410	51	58	1,326
Outlet Malls and Outlet Strip Centers	84	118	38	181	14	435
Lifestyle Centers	112	61	-	-	4	177
Total	942	805	832	827	422	3,828

As of July 28, 2012, our stores had a total of 20.8 million square feet, consisting of Justice with 3.9 million square feet, Lane Bryant with 4.7 million square feet, maurices with 4.1 million square feet, dressbarn with 6.4 million square feet and Catherines with 1.7 million square feet. All of our store locations are leased. Our leases often contain renewal options and termination clauses, particularly in the early years of a lease, if specified sales volumes are not achieved.

Store Count by Segment

	Fiscal 2012						Fiscal 2011
	Total	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total	Justice	maurices	dressbarn
Stores (Beginning of Period)	2,516	902	-	784	830	-	2,477	887	757	833
Stores added from Charming Acquisition (a)	1,231	-	805	-	-	426	-	-	-	-
Stores Opened	147	65	2	57	23	-	78	29	35	14
Stores Closed	(66)	(25)	(2)	(9)	(26)	(4)	(39)	(14)	(8)	(17)
Stores (End of Period)	3,828	942	805	832	827	422	2,516	902	784	830

(a)	The Lane Bryant and Catherines stores were added as of the June 14, 2012 acquisition date.

Trademarks

Our principal owned trademarks include:

DRESSBARN®, MAURICES®, JUSTICE®, YVOS®, BROTHERS®, STUDIO Y®, FASHION BUG®, CATHERINES® , CATHERINES PLUS SIZES®, MAGGIE BARNES ®, ANNA MAXWELL®, LIZ&ME®, SERENADA®, RIGHT FIT BY CATHERINES®, LANE BRYANT®, LANE BRYANT OUTLET®, LANE BRYANT WOMAN®, CACIQUE®, RIGHT FIT BY LANE BRYANT® and FIGI'S®.

We have U.S. Certificates of Registration of Trademark and trademark applications pending for the operating names of our stores and our major private label merchandise brands. We believe our DRESSBARN®, MAURICES®, JUSTICE®, YVOS®, Studio Y®, LANE BRYANT®, LANE BRYANT OUTLET®, LANE BRYANT WOMAN®, CACIQUE®, CATHERINES® and CATHERINES PLUS SIZES® trademarks are material to the continued success of our business. We also believe that our rights to these trademarks are adequately protected.

E-commerce

Over the past couple of years, the Company focused on better developing its e-commerce channel across brands by leveraging the expertise of the pre-existing, e-commerce operations of Justice. All of our brands now have e-commerce operations. Excluding the newly acquired businesses of Charming Shoppes, total e-commerce revenues amounted to approximately $160 million during Fiscal 2012, an increase of approximately 54% over the prior year period. We continue to develop our e-commerce platform and believe this will be an on-going source of sales growth in future periods for both our legacy family of brands and those of the newly acquired Charming Shoppes.

Our segments sell products online through their e-commerce sites:

—	Justice segment –www.shopjustice.com and www.shopbrothers.com

—	Lane Bryant segment – www.lanebryant.com

—	maurices segment – www.maurices.com

—	dressbarn segment – www.dressbarn.com

—	Catherines segment – www.catherines.com

Product Licensing

We earn licensing revenue through our Justice brand’s international franchised stores along with advertising and other “tween-right” marketing initiatives with partner companies. Licensing revenue is less than 1% of our consolidated annual net sales. Justice has 41 international franchise stores located in the following countries: Australia, Bahrain, Jordan, Kuwait, Qatar, Russia, Venezuela, Guatemala, Saudi Arabia and the United Arab Emirates.

Sourcing

Through Justice’s sourcing offices in Seoul, South Korea, and Shanghai, China and Hong Kong, Justice continues to develop and expand relationships with manufacturing partners within sourcing networks, enabling Justice to control the quality of goods, while achieving speed to market and better/favorable pricing. With Justice’s successful sourcing operations, Justice is able to eliminate the middleman, reduce costs and increase initial markup. Justice has registered marks in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions.

Charming Shoppes also maintains an overseas sourcing operation in Asia. The Company is currently evaluating how best to integrate these sourcing operations with its pre-existing ones, and is continuing to explore opportunities to source a greater portion of other related brand purchases through those direct-sourcing operations.

International Store Expansion

Our Justice division currently has 16 stores in Canada and is planning on additional expansion in Canada during Fiscal 2013. Our maurices division opened 6 stores in Canada during Fiscal 2012 and is also planning on additional expansion in Canada during Fiscal 2013. In addition, we will continue to evaluate other international opportunities for our family of brands.

Office and Distribution Centers

For a detailed discussion of our office and distribution centers, see Part I, Item 2 “Properties” in this Annual Report on Form 10-K.

Management Information Systems

Our management information systems make the design, marketing, importing and distribution of our products more efficient by providing, among other things, comprehensive order processing, product and design information, and accounting information. We are currently undergoing an initiative to standardize certain information systems across brands, including a common general ledger, financial planning and consolidations platform. The project is expected to be completed for our legacy family of brands in the first half of Fiscal 2013.

In connection with the Charming Shoppes Acquisition, we are currently evaluating how best to integrate the technology platform of Charming Shoppes with our own.

Advertising and Marketing

We use a variety of broad-based and targeted marketing and advertising strategies to effectively define, evolve and promote our brands. These strategies include customer research, advertising and promotional events, window and in-store marketing materials, direct mail marketing, internet marketing, lifestyle magazines, catazines and other measures to communicate our fashion and promotional message. We utilize a customer relationship management system to track customer transactions and determine strategic decisions for our direct mail initiatives and we offer various customer loyalty programs at our brands. We also pursue a public relations strategy to garner editorial exposure.

Community Service

We are proud to have a long tradition of supporting numerous charities. We actively support charities such as The American Cancer Society, Dress for Success, United Way, Rescues & Runaways and Toys for Tots. These programs reinforce that we are actively involved and are important members of our communities.

Competition

The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and internet-based retailers, many of which have substantially greater financial, marketing and other resources than us. Many of our competitors are able to engage in aggressive promotions, reducing their selling prices. Some of our competitors are Walmart, Macy’s, JCPenney, Kohl’s, Old Navy, Aeropostale, Target and Sears. Other competitors may move into the markets that we serve. Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences. If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability. We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers and by offering superior customer service and convenience.

Merchandise Vendors

We purchase our merchandise from many domestic and foreign suppliers. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We have good working relationships with our suppliers. No third party supplier accounts for more than 10% of our merchandise purchases.

Employees

As of July 28, 2012, we had approximately 46,000 employees, 33,000 of whom worked part-time. We typically add temporary employees during peak selling periods. Except for approximately 100 employees of Charming Shoppes that were represented by unions at the end of Fiscal 2012, none of our other employees are covered by any collective bargaining agreement. We consider our employee and union relations to be good.

Executive Officers of the Registrant

The following table sets forth the name, age and position of our Executive Officers:

Name	Age	Positions

Elliot S. Jaffe	86	Co-founder and Chairman of the Board

David Jaffe	53	President and Chief Executive Officer

John Sullivan	59	Executive Vice President and Chief Operating Officer

Michael W. Rayden	63	Chief Executive Officer, Tween Brands, Inc.

Armand Correia	66	Executive Vice President and Chief Financial Officer

Jay Levine	48	Senior Vice President, Chief Accounting Officer and Corporate Controller

Gene Wexler	57	Senior Vice President, General Counsel and Assistant Secretary

Mr. Elliot S. Jaffe, our co-founder and Chairman of the Board, was Chief Executive Officer of our company from 1966 until 2002.

Mr. David Jaffe became President and Chief Executive Officer in 2002. Previously he had been Vice Chairman, Chief Operating Officer and a member of the Board of Directors since 2001. He joined us in 1992 as Vice President-Business Development and became Senior Vice President in 1995 and Executive Vice President in 1996. Mr. Jaffe is the son of Elliot S. and Roslyn S. Jaffe. Mrs. Jaffe serves as Secretary and Treasurer of our Company.

Mr. John Sullivan joined the Company in 2011 as Executive Vice President and Chief Operating Officer, responsible for IT, distribution and Human Resources Information Systems. Prior to joining the Company, Mr. Sullivan was Executive Vice President and Chief Information Officer for QVC from 2007 to 2011, and preceding that Senior Vice President for sourcing, service, systems and Chief Information Officer for Liz Claiborne from 1996 to 2007.

Mr. Michael W. Rayden is the Chief Executive Officer of Tween Brands, Inc. (“Tween Brands”) and a member of the Ascena Board of Directors since November 2009. Prior to the Tween Brands Merger on November 25, 2009, Mr. Rayden served as Chief Executive Officer of Tween Brands since March 1996 and was elected Chairman of the Board of Tween Brands in August 1999. Mr. Rayden also served as the President of Tween Brands from March 1996 until January 2007. Before joining Tween Brands, he served as President, Chief Executive Officer and Chairman of the Board of Pacific Sunwear of California, Inc. from 1990 to 1996; President and Chief Executive Officer of The Stride Rite Corporation from 1987 to 1989 and President and Chief Executive Officer of Eddie Bauer Inc. from 1984 to 1987.

Mr. Armand Correia has been employed as Chief Financial Officer by our company since 1991 and has held the position of Executive Vice President since 2009.

Mr. Jay Levine joined the Company in 2011, as Senior Vice President, Chief Accounting Officer and Corporate Controller, primarily responsible for SEC reporting, internal reporting, corporate budgeting/financial planning, shared accounting services and global tax and compliance. Prior to joining the Company, Mr. Levine was Vice President and Corporate Controller for Ralph Lauren Corporation for five years and, preceding that, had roles of increasing responsibility for twelve years at Time Warner Inc., including his last role as Vice President and Chief Accounting Officer of Time Warner Inc.'s Music Division. Mr. Levine started his career and spent eight years at Ernst & Young LLP.

Mr. Gene Wexler has been Senior Vice President, General Counsel and Assistant Secretary of our Company since 2005.

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

Further tightening of the credit markets could also make it more difficult for us to enter into agreements for new indebtedness or to obtain funding through the issuance of our securities. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

As described in Note 10 to our Audited Consolidated Financial Statements included elsewhere herein, we have significant goodwill and other intangible assets related to our acquisition of maurices in January 2005, the Tween Brands Merger consummated in November 2009 and the Charming Acquisition consummated in June 2012. Current and future economic conditions may adversely impact Justice’s, Lane Bryant’s, maurices’, dressbarn’s or Catherines’ ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. These events could materially reduce Justice’s, Lane Bryant’s, maurices’, dressbarn’s or Catherines’ profitability and cash flow which could, in turn, lead to an impairment of Justice’s, Lane Bryant’s, maurices’ or Catherines’ goodwill and intangible assets. Furthermore, if customer attrition were to accelerate significantly, the value of Justice’s, Lane Bryant’s, maurices’ or Catherines’ intangible assets could be impaired or subject to accelerated amortization.

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

Risks associated with the Charming Shoppes Acquisition.

The success of the Charming Shoppes Acquisition will depend on our ability to manage both our operations and Charming Shoppes’s operations, to realize opportunities for revenue growth and, to some degree, to eliminate redundant and excess costs. Achieving the anticipated benefits of the Charming Shoppes Acquisition may present a number of significant risks and considerations, including, but not limited to:

•	demands on management related to the increase in our size;
•	the diversion of management’s attention from the management of daily operations to the integration of operations;
•	expected cost savings not being achieved in full, or taking longer or requiring greater investment to achieve; and
•	achieving transition and new store growth potential.

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

We have executed a number of significant business and organizational changes including acquisitions and workforce optimization projects to support our growth strategies. We expect these types of changes to continue for the foreseeable future. Successfully managing these changes, including retention of key employees, is critical to our business success. In addition, our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organizational capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense. Further, business and organizational changes may result in more reliance on third parties for various services, and that reliance may increase compliance risks, including anti-corruption. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.

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

We utilize the Oracle Retail Merchandising System for our dressbarn segment and our maurices segment. Our Justice, Lane Bryant and Catherines segments utilize internally developed merchandising systems. The purpose of our merchandising systems is to expand our capability to identify and analyze sales trends and consumer data and achieve planning and inventory management improvements.

We rely on foreign sources of production.

We purchase a significant portion of our apparel directly in foreign markets, including Asia, the Middle East and Africa, and indirectly through domestic vendors with foreign sources. We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including but not limited to:

•	political instability;
•	increased security and regulatory requirements applicable to imported goods;
•	imposition or increases of duties, taxes and other charges on imports;
•	imposition of quotas on imported merchandise;
•	currency and exchange risks;
•	delays in shipping; and

•	increased costs of transportation.

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

Our growth is dependent, in large part, upon our ability to successfully add new stores. In addition, on a routine basis, we close underperforming stores, which may result in write-offs. The success of our growth strategy depends upon a number of factors, including, among others, the identification of suitable markets and sites for new stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs and maintenance of the productivity of our existing store base. We also must be able to effectively renew our existing store leases. We must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of our growth. Our failure to open new stores on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures could have an adverse effect on our growth prospects.

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

Our business could suffer a material adverse effect from inclement or unseasonable weather conditions.

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

Our business could suffer if parties with whom the Company does business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to the Company.

The Company is party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to the Company. In some cases, the Company depends upon such third parties to provide essential products, services or other benefits, including with respect to merchandise, fulfillment, advertising, software development and support, logistics, and other agreements for goods and services in order to operate the Company’s business in the ordinary course. Current economic, industry and market conditions could result in increased risk to the Company associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of the Company in relation to its contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurance that it would be able to arrange alternate or replacement contracts, transactions or business relationships on terms as favorable as the Company’s existing contracts, transactions or business relationships, if at all. Any inability on the part of the Company to do so could negatively affect the Company’s cash flows, financial condition and business.

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

A regional or global health pandemic could severely affect the Company’s business.

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its location, duration and severity, the Company’s business could be severely affected. Customers might avoid public places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact the Company’s business by disrupting or delaying production and delivery of materials and products in its supply chain and by causing staffing shortages in its stores.

Existing and increased competition in the women’s and girls’ retail apparel industry may reduce our net revenues, profits and market share.

The women’s and girls’ retail apparel industry is highly competitive. Although the Company is one of the nation’s largest specialty retailers, we have numerous and varied competitors at the national and local level, primarily department stores, off-price retailers, other specialty stores, discount stores, mass merchandisers, and Internet and mail-order retailers, many of which have substantially greater financial, marketing and other resources than we have. Many department stores offer a broader selection of merchandise than we offer. In addition, many department stores continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which we have a significant market presence. As a result of this competition, including close-out sales and going-out-of-business sales by other women’s apparel retailers, we may experience pricing pressures, increased marketing expenditures and loss of market share, which could have a material adverse effect on our business, financial condition and results of operations.

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

Covenants in our revolving and term credit facilities may impose operating restrictions.

Our revolving and term credit facilities have financial covenants with respect to fixed charge coverage ratio, as well as other covenants. If we fail to meet these covenants or obtain appropriate waivers, our lender may terminate the revolving and/or term credit facility.

Our business may be affected by regulatory, administrative and litigation developments.

Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from regulatory or administrative changes. Changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, product safety, transportation and logistics, health care, tax, accounting, privacy, operations, or environmental issues, among others, could have an adverse impact on our financial condition and results of operations. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business.

Natural disasters, war and acts of terrorism on the United States or international economies may adversely impact our business.

A significant act of terrorism or a natural disaster event in the United States or elsewhere could have an adverse impact on the delivery of imports or domestic products to us, or by disrupting production of our goods or interfering with our distribution or information systems. Additionally, any of these events could result in higher costs of doing business, lower customer traffic and reduced consumer confidence and spending resulting in a material adverse effect on our business, financial condition and results of operations.

The continued uncertainty in the financial markets could have an adverse effect on our ability to access our cash and cash equivalents.

We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and instability of financial institutions we cannot be assured that we will not experience losses on our deposits.

Health care reform could adversely affect our business.

The Company’s expenses relating to employee health benefits are significant. In March 2010, the United States government enacted health care reform legislation that will make significant changes to the health care payment and delivery system. The health reform legislation requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements or face penalties. The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will be required and the amount of payment providers performing health care services will receive. The legislation imposes implementation effective dates extending through 2020. Many of the changes require additional guidance from government agencies or federal regulations. Therefore, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results.

We are pursuing a strategy of international expansion.

We currently intend to expand our operations into other countries in the future. Currently, our Justice brand has licensed stores in certain Middle Eastern countries, Australia, Central and South America and Russia. As of fiscal 2012, both our Justice and maurices brands have expanded into Canada. In addition to the general risks associated with doing business in foreign markets, as disclosed in our prior filings, we run the risk of not being able to sustain our growth in these international markets or to penetrate new international markets in the future. As we penetrate these markets, there is increased risk of not fully complying with existing and future laws, rules and regulations of countries where we conduct business. As with any future business strategy, we can provide no assurance that our current and future international endeavors will be successful.

We utilize ports to import our products from Asia and other regions.

We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are imported, we and our vendors may have to ship some or all of our products from Asia by air freight or to alternative shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be reduced. Similarly, shipping to alternative destinations in the United States could lead to increased lead times and costs on our products. A disruption at ports (domestic or abroad) through which our products are imported could have a material adverse effect on our results of operations and cash flows.

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

We are subject to cybersecurity risks and may incur increasing expenses to mitigate our exposure.

Our business, and that of our third party service providers, employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and others, including credit card information and personal identification information. Security and/or privacy breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks or intrusions. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by our third party service providers that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security may result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our business and our reputation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease space for all our retail stores in various domestic and international locations. Store leases generally have an initial term ranging from 5 to 10 years with one or more options to extend the lease. The table below, covering all open store locations leased by us on July 28, 2012, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number without Renewal Options
2013	768	299	469
2014	625	334	291
2015	491	275	216
2016	413	247	166
2017	518	307	211
2018 and thereafter	1,013	539	474
Total	3,828	2,001	1,827

New store leases generally provide for an average base rent of approximately $10 to $120 per square foot per annum. Certain leases have formulas requiring the payment of a percentage of sales as additional rent, generally when sales reach specified levels. Our aggregate minimum rentals under operating leases in effect at July 28, 2012 and excluding locations acquired after July 28, 2012, are approximately $382.7 million for Fiscal 2013. In addition, we are typically responsible under our store leases for our pro rata share of maintenance expenses and common charges in strip, outlet centers and malls.

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

In May 2012, the Company sold its 900,000 square-foot building and 16 acres of adjacent land in Suffern, New York, which contains Ascena and dressbarn’s administrative offices and the former warehouse space of dressbarn, for approximately $40.0 million. Simultaneously, the Company entered into a two-year leaseback for a minor portion of the building of approximately 124,000 square-feet of office space, which is cancelable at any time subject to a 10-day notice period.

In April 2012, the Company purchased a 137,000 square-foot building in Mahwah, New Jersey, for $14.6 million. Upon completion of the Company’s planned renovations and expansion, which are anticipated to be completed by the end of 2013, the building will become the new administrative offices for Ascena and the dressbarn brand.

As an incentive for the Company to relocate its offices to New Jersey, the Company was approved, under the Grow New Jersey Assistance Program, for up to an annual $3.2 million tax credit for ten years, aggregating to an amount no greater than $32.4 million. The tax credits are subject to certain requirements including: (i) a required capital expenditure spending threshold for qualified improvements to the facility, (ii) the continued maintenance of certain employee levels for ten years in the new facility and in the State of New Jersey, and (iii) certain average employee compensation thresholds, as well as other stated requirements. In the event the Company fails to comply with the program rules, the credit will be suspended starting in the year when the Company fails to comply and until the Company is deemed again to be in compliance by the State of New Jersey, at which time it will be reinstated. The credits obtained from the program will be used by the Company to reduce its New Jersey corporate income tax liability and, to the extent not used, carried forward or sold to a third party for an amount not less than 75% of face value.

In addition to the incentives described above to relocate its offices to New Jersey, the Company was approved, under the Business Employment Incentive Program, to receive an annual cash grant for up to ten years based on the number of new jobs created in New Jersey. The grant is available up to a maximum of $50,000 per employee over the course of the grant, subject to certain restrictions. In particular, the grant is subject to certain limits based on the amount of employee income taxes withheld and the number of new positions created, and is also subject to certain claw back provisions based on the length of time employment is sustained in New Jersey. These cash grants are expected to total between $4 to $6 million over the ten-year grant period.

We own Justice’s corporate office facilities in New Albany, Ohio totaling approximately 280,000 square feet, along with 44 acres of adjacent land, and a 470,000 square foot distribution center in Etna Township, Ohio which serves as the distribution center for both the Justice and dressbarn brands. We own office space in Hong Kong and lease office space in Shanghai, China and Seoul, South Korea to support our international sourcing operations. We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three office buildings totaling approximately 151,000 square feet. We also own a distribution center, which has 360,000 square feet of space and approximately 13.5 acres of adjacent land which is located in Des Moines, Iowa, which houses our maurices warehousing and distribution operations.

We own facilities that were acquired in the Charming Shoppes Acquisition. Those facilities primarily include an approximately 145,000 square foot office building located on 9 acres in Bensalem, Pennsylvania, which contains the Charming Shoppes and Catherines offices; an 865,000 square foot distribution center located on 126 acres in Greencastle, Indiana, which services our Lane Bryant and Catherines brands; and an approximately 513,000 square foot distribution center located on 28 acres of land in White Marsh, Maryland, which primarily services our Fashion Bug brand. In addition, we own multiple buildings in Marshfield, Wisconsin, totaling 316,000 square feet, which serve as the distribution center, corporate offices and manufacturing facility for our Figi’s business.

To support sales of products sold through our websites, we have multi-year agreements with contract logistics providers, who provide warehousing and fulfillment services for our e-commerce operations.

Item 3. Legal Proceedings.

Six lawsuits were filed challenging the proposed acquisition of Charming Shoppes by Ascena. Five of these lawsuits have been consolidated in state court in Pennsylvania, and one case remains in Federal court in Pennsylvania. In general, plaintiffs sued the Charming Shoppes’ board of directors for breach of their fiduciary duties under Pennsylvania state law in connection with the sale process, negotiations and public disclosures about the transaction. Ascena was sued for allegedly aiding and abetting the Charming Shoppes’ board of directors’ breach of their fiduciary duties. The parties reached an agreement in principle to settle the state and federal litigations on the basis of supplemental disclosures only, and settlement papers are expected to be filed with the court shortly. Pursuant to the settlement, Plaintiffs will seek an award of attorneys’ fees from the court, and any award will be paid by Ascena, as Charming Shoppes’ parent company. The amount of attorneys’ fees so payable is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

In addition to the litigation discussed above, the Company is, and in the future may be, involved in various lawsuits, claims or proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The common stock of Ascena Retail Group, Inc. is quoted on the NASDAQ Global Select Market under the ticker symbol “ASNA.”

The table below sets forth the high and low prices as reported on the NASDAQ Global Select Market for the last eight fiscal quarters.

	Fiscal 2012(a)		Fiscal 2011(a)
Fiscal	High	Low	High	Low
First Quarter	$16.43	$12.00	$12.87	$10.39
Second Quarter	$17.91	$12.69	$14.03	$11.35
Third Quarter	$22.62	$17.39	$16.91	$13.31
Fourth Quarter	$22.07	$17.57	$17.63	$15.08

(a) Amounts reflect a two-for-one common stock split effected in April 2012. See Note 2 to the accompanying consolidated financial statements for further information.

Number of Holders of Record

As of September 20, 2012, we had approximately 5,230 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. However, payment of dividends is within the discretion and are payable when declared by our Board of Directors. Payments of dividends are limited by our borrowing agreements as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Performance Graph

The following graph illustrates, for the period from July 29, 2007 through July 28, 2012, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index and (3) the S&P Specialty Apparel Retailers Index.

The comparisons in this table are required by the rules of the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference herein.

Issuer Purchases of Equity Securities (1)

The following table provides information about the Company’s repurchases of common stock during the quarter ended July 28, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month # 1 (April 29, 2012 – May 26, 2012)	—	$—	—	$90 million
Month # 2 (May 27, 2012 – June 30, 2012)	—	$—	—	$90 million
Month # 3 (July 1, 2012 – July 28, 2012)	—	$—	—	$90 million

(1)	In Fiscal 2010, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”). The program was then expanded in Fiscal 2011 to cover an additional $100 million of authorized purchases. Under the 2010 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2012 (“Fiscal 2012 10-K”). We utilize a 52-53 week fiscal year that ends on the last Saturday in July. As such, fiscal year 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”); fiscal year 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”); and fiscal year 2010 ended July 31, 2010 and reflected a 53-week period (“Fiscal 2010”). All references to “Fiscal 2013” refer to our 52-week period that will end on July 27, 2013. The inclusion of the 53rd week in Fiscal 2010 resulted in incremental revenues of approximately $56 million.

INTRODUCTION

MD&A is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, including our objectives and risks, and a summary of financial performance for Fiscal 2012. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2012, Fiscal 2011 and Fiscal 2010.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2012, Fiscal 2011 and Fiscal 2010, as well as a discussion of our financial condition and liquidity as of July 28, 2012. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) a summary of our outstanding debt and commitments as of July 28, 2012.

•	Market risk management. This section discusses how we manage our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions as of July 28, 2012.

•	Critical accounting policies. This section discusses accounting policies considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our accompanying audited consolidated financial statements.

•	Recently issued accounting pronouncements. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

OVERVIEW

Our Business

On June 14, 2012, as described further under the section entitled “Recent Developments,” the Company acquired Charming Shoppes, Inc. (“Charming Shoppes”) and its related family of retail brands. Accordingly, the Company now operates, through its wholly owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company now operates (through its subsidiaries) approximately 3,800 stores throughout the United States, Puerto Rico and Canada, with annual revenues on a pro forma basis of over $4.5 billion for the fiscal year ended July, 28, 2012, giving effect to the acquisition of Charming Shoppes as of the beginning of such year.

We classify our businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Justice segment includes approximately 942 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls. The Lane Bryant segment includes approximately 805 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 35 to 55 age range. The maurices segment includes approximately 832 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 827 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 422 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

Recent Developments

In June 2012, the Company acquired Charming Shoppes, which owns and operates multiple retail brands through over 1,800 retail stores and e-commerce operations including: Lane Bryant; Catherines; Fashion Bug; and Figi’s, in an all cash transaction at $7.35 per share, for an aggregate purchase price of $882.1 million (excluding the assumption of debt and transaction costs, and collectively, the “Charming Shoppes Acquisition”). The acquisition was partially funded with $325 million from new borrowings, including (a) a $300 million six-year, variable-rate term loan and (b) $25 million of borrowings under the Company’s existing revolving credit facility, which was amended in connection with the transaction. The remainder was funded through available cash and cash equivalents and the liquidation of substantially all of the Company’s investment portfolio.

Based on the results of its strategic review of Charming Shoppes’s operations, the Company announced, contemporaneously with the closing of the Charming Shoppes Acquisition, its intent to cease operating the acquired Fashion Bug business. The Fashion Bug business, consisting of approximately 600 retail stores, is expected to be closed down by early in calendar year 2013 through an orderly liquidation of the related net assets.

In addition, the Company also announced, contemporaneously with the closing of the Charming Shoppes Acquisition, its intent to sell the acquired Figi’s business. The Figi’s business, which markets food and specialty gift products, is expected to be sold by the one-year anniversary date of the closing of the Charming Shoppes Acquisition.

Given the Company’s intent to exit both of those businesses, their financial position and operating results have been classified as discontinued operations within the accompanying consolidated financial statements of the Company.

Our Objectives and Risks

Objectives

Our core strengths include a portfolio of value-oriented, lifestyle brands serving the female customer at various levels of maturity and sizes, beginning from age 7. This portfolio of brands is well complemented by a strong and experienced management team, a disciplined investment philosophy and a solid balance sheet. Despite the various risks associated with the current global economic environment as further discussed below, we believe our core strengths will allow us to continue to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

We continue to focus on a number of ongoing key initiatives aimed at increasing our profitability and integrating newly acquired businesses, including reducing expenses and improving our comparative store sales trends.  These initiatives include, but are not limited to, the following:

Integration of Charming Shoppes

We recently completed our acquisition of Charming Shoppes and are currently performing an operational and strategic assessment of its businesses and existing cost structure for integration purposes. Among other areas, we are evaluating how best to integrate our respective companies’ technology platforms, sourcing operations and supply chain operations. As a result of this assessment, we expect to identify a number of cost-reduction opportunities in connection with anticipated operational efficiencies and the streamlining of corporate overhead. Once identified, those actions will begin to be implemented in Fiscal 2013.

Store Expansion

We have been exploring, and will continue to explore, expansion opportunities both within our current market areas and in other regions, including international expansion. During Fiscal 2012, for our legacy family of brands, we opened a net 85 stores, including net openings of 40 stores at Justice; net openings of 48 stores at maurices; and partially offset by net closings of 3 stores at dressbarn. During Fiscal 2013, we currently plan to open approximately 100 net new stores in the aggregate for all our brands.

During Fiscal 2012, our Justice brand continued to increase its international presence by opening 10 stores in Canada for a total of 16 stores. Justice plans to open an additional 15 stores in Canada during Fiscal 2013. In addition, maurices expanded into Canada during Fiscal 2012 by opening 6 stores, with plans to open an additional 15 stores in Fiscal 2013.

E-Commerce

Over the past couple of years, the Company has focused on better developing its e-commerce channel across all brands. Excluding the newly acquired businesses of Charming Shoppes, total e-commerce revenues amounted to approximately $160 million during Fiscal 2012, an increase of approximately 54% over the prior year period. We continue to develop our e-commerce platform and believe this will be an ongoing source of sales growth in future periods for both our legacy family of brands and those of the newly acquired Charming Shoppes.

Cost-Savings Initiatives

Over the past couple of years, we have centralized certain of our distribution center operations, our information technology operations, and our payroll processing operations. In addition, our ongoing project to consolidate certain of our financial systems and processes across our legacy family of brands, including a common general ledger and consolidations platform, is scheduled to be completed in the second quarter of Fiscal 2013. We expect to continue to leverage our shared resource centers among brands, particularly with regards to the integration of Charming Shoppes. We believe these efforts will continue to lead to increased cost savings and efficiencies in future periods.

Risks

There are trends and other factors, including those described below, which we face as a women’s and girls’ specialty apparel retailer that could have a material impact on our audited consolidated financial statements. For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A “Risk Factors” of the Fiscal 2012 10-K.

General Economic Conditions. Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending. Some of the factors negatively impacting discretionary consumer spending include general economic conditions, wages and high unemployment, high consumer debt, reductions in net worth based on severe market declines (such as in residential real estate markets), increased taxation, higher fuel, energy and other prices, increasing interest rates, and low consumer confidence. In addition, any significant volatility in our financial markets, as has been experienced in the past, could also negatively impact the levels of future discretionary consumer spending. While the U.S. and certain other international economies have improved since the global financial crisis commenced in Fall 2008, a prolonged economic downturn and slow recovery, including high rates of unemployment, rising commodity prices and declining real estate market values, could have a material effect on our business, financial condition and results of operations.

Integration of Charming Shoppes. The success of the Charming Shoppes Acquisition will depend on our ability to manage both operations, to realize opportunities for revenue growth, and to eliminate redundant and excess costs. Achieving the anticipated benefits of integrating Charming Shoppes may present a number of significant risks and uncertainties.

Weather Conditions. Weather conditions can affect our net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. Unseasonably warmer weather during typically colder months or unseasonably colder weather during typically warmer months can also affect the seasonal composition and demand for our merchandise.

Price Increases. The raw materials used to manufacture our products, in particular cotton, and our transportation and contract manufacturing labor costs, are subject to availability constraints and price volatility. We have recently seen an increase in such costs, although cotton prices have begun to moderate. In response to these price increases, we have moderately increased merchandise prices on certain items in each of our brands and may, in the future, need to further increase merchandise prices in order to maintain our merchandise margins. Consequently, higher product costs could have a negative effect on our gross profit margin and increased selling prices could have a negative effect on our sales volume.

Seasonality of Business. Our business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift-giving merchandise. The dressbarn and maurices brands have historically experienced lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. The newly acquired Lane Bryant and Catherines brands typically experience peak sales during the Easter, Memorial Day and December holiday seasons. In addition, our operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Competition. The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us. Many of our competitors are able to engage in aggressive promotions, reducing their selling prices. Some of our competitors include Walmart, Macy’s, JCPenney, Kohl’s, Old Navy, Aeropostale, Target and Sears. Other competitors may move into the markets that we serve, particularly in the plus-size women’s apparel market where we have a high concentration of sales. Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences. If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability. We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers, and by offering superior customer service and convenience.

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

Basis of Presentation

Discontinued Operations

As discussed more fully under the section entitled “Recent Developments,” the newly acquired businesses of Fashion Bug and Figi’s have been presented as discontinued operations within the accompanying consolidated financial statements of the Company.

Common Stock Split

On April 3, 2012, the Company effected a two-for-one common stock split in the form of a 100% stock dividend. All common share and per common share data, except par value per share, presented in MD&A and in the consolidated financial statements has been adjusted to reflect the stock split. See Note 2 to the accompanying consolidated financial statements for further discussion of the Company’s stock split and the effect of this change.

Segment Information Reclassification

Historically, the Company was a single-brand retailer operating under the name of dressbarn. As such, all corporate overhead costs were reported historically within the dressbarn operating segment. As the Company’s legal entity structure evolved with the acquisitions of the maurices brand in the fiscal year ended on July 30, 2005 (“Fiscal 2005”) and the Justice brand in Fiscal 2010, the Company allocated approximately $2 million of corporate overhead costs annually to each of those operating segments from the dressbarn operating segment. The remainder of the corporate overhead costs continued to be reported primarily within the dressbarn operating segment.

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

In order to conform to this new cost allocation methodology, the Company has recasted historically reported segment operating results in order to enhance the comparability of its segmental operating performance. There have been no changes in total net sales, total operating income or total depreciation and amortization expense as a result of this change. See Note 20 to the accompanying consolidated financial statements for further discussion of the Company’s segment information and the effect of this change.

Occupancy, Distribution and Buying Costs

Historically, the Company included occupancy, distribution and buying costs within cost of goods sold on the face of its statement of operations. However, in the fourth quarter of Fiscal 2012, in connection with conforming the financial presentation of Charming Shoppes, the Company decided to present each of the aggregate of occupancy, distribution and buying costs and gross margin separately on the face of its statement of operations. In addition, certain costs, such as store utility costs, were reclassified from selling, general and administrative expenses to occupancy, distribution and buying costs. Financial information for all prior periods has been reclassified in order to conform to the current period’s presentation. There have been no changes in historical operating income or historical net income for any period as a result of these changes.

Other Reclassifications

Certain other immaterial reclassifications also have been made to the prior period’s financial information in order to conform to the current period’s presentation.

Summary of Financial Performance

Operating Results

In Fiscal 2012, we reported net sales of $3,353.3 million, income from continuing operations of $171.8 million and net income from continuing operations per diluted share of $1.08. This compares to net sales of $2,914.0 million, income from continuing operations of $170.5 million and net income from continuing operations per diluted share of $1.05 in Fiscal 2011. Including a $9.6 million loss in Fiscal 2012 on the discontinued operations of Fashion Bug and Figi’s, net income was $162.2 million and net income per diluted share was $1.02 in Fiscal 2012.

Our operating performance for Fiscal 2012 was positively affected by a 15.1% increase in net sales, consisting of 10% organic growth from our legacy family of brands and 5% growth from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our comparable store sales and new store growth, as well as strong growth in e-commerce sales. While our gross margin rate declined 70 basis points to 56.0%, this was mainly due to the effect of the Charming Shoppes Acquisition, which included an unfavorable, non-cash purchase accounting adjustment of approximately $13 million for Fiscal 2012 associated with the write-up of Charming Shoppes’s inventory to fair market value. The gross margin rate for our legacy family of brands declined only 10 basis points to 56.6% due largely to lower margins at dressbarn and maurices relating to increased markdowns.

Operating income increased $2.8 million, consisting of a $42.3 million increase from our legacy family of brands and a $39.5 million decrease relating to the Charming Shoppes Acquisition. The operating loss from Charming Shoppes reflected $25.4 million of acquisition-related integration and restructuring costs and the approximate $13.0 million non-cash inventory expense mentioned above. In turn, the increased operating income from our legacy family of brands primarily reflected the flow-through of margin on the higher sales volume, offset in part by increased operating costs.

The provision for income taxes from continuing operations decreased by $6.7 million to $107.2 million. The effective tax rate decreased 160 basis points, to 38.4% for Fiscal 2012, from 40% for Fiscal 2011. The decrease was primarily the result of the reversal of certain liabilities for uncertain tax positions in Fiscal 2012.

Income from continuing operations increased $1.3 million to $171.8 million as the increase in operating income and lower tax provision described above were offset, in part, by $14.0 million of one-time, acquisition-related costs relating to the Charming Shoppes Acquisition. Net income from continuing operations per diluted share increased by $0.03, or 2.9%, to $1.08 per share for Fiscal 2012 from $1.05 per share for Fiscal 2011. The increase in diluted earnings per share results was primarily due to the higher level of net income and a reduction in the weighted average diluted common shares outstanding relating to our common stock repurchase program.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results, along with the financial effects of the Charming Shoppes Acquisition. We ended Fiscal 2012 in a net debt position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $157.7 million, compared to a $436.1 million of net cash and investments as of the end of Fiscal 2011.

The change in our financial position was primarily due to the use of cash and borrowings to fund the Charming Shoppes Acquisition, our treasury stock repurchases and capital expenditures, partially offset by our cash flows generated from operations. Our equity increased to $1.341 billion as of July 28, 2012, compared to $1.158 billion as of July 30, 2011, primarily due to our net income during Fiscal 2012.

We generated $361.5 million of cash from operations during Fiscal 2012, compared to $280.8 million during Fiscal 2011. During Fiscal 2012, a significant portion of our available cash was used to fund the Charming Shoppes Acquisition, to support our common stock repurchase program and to reinvest in our business through capital spending. In particular, we used $37.2 million to repurchase 2.7 million shares of common stock. We also used $150.4 million for capital expenditures primarily associated with our retail store expansion and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for the three fiscal years presented herein has been affected by certain transactions, including:

•	The Charming Shoppes Acquisition that closed on June 14, 2012, as described in Note 5 to the accompanying consolidated financial statements;

•	The Tween Brands Merger that occurred in November of Fiscal 2010, as defined and described in Note 5 to the accompanying consolidated financial statements; and

•	Certain acquisition-related, integration and restructuring costs, and certain pretax charges related to extinguishments of debt.

A summary of the effect of certain of these items on pretax income for each applicable fiscal year presented is noted below (references to "Notes" are to the notes to the accompanying audited consolidated financial statements):

	Fiscal Years Ended
	July 28,	July 30,	July 31,
	2012	2011	2010
	(millions)
Acquisition-related, integration and restructuring costs (see Note 5) (a)	$(25.4)	$(12.3)	$(7.4)
Acquisition-related costs (see Note 5)	(14.0)	—	—
Loss on extinguishment of debt (see Note 14)	—	(4.0)	(5.8)
Total	$(39.4)	$(16.3)	$(13.2)

(a)	Acquisition-related, integration and restructuring costs are classified within SG&A expenses in the accompanying consolidated statement of operations.

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

RESULTS OF OPERATIONS

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas, including specialty retail, e-commerce and licensing. The five reportable segments described below represent our brand-based activities for which separate financial information is available, and which is utilized on a regular basis by our executive team to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in five reportable segments as follows:

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of the Justice brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and e-commerce operations of the Lane Bryant brand.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of the dressbarn brand.

•	Catherines segment - consists of the specialty retail, outlet and e-commerce operations of the Catherines brand.

Fiscal 2012 Compared to Fiscal 2011

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 28,	July 30,
	2012	2011	$ Change	% Change
	(millions, except per share data)

Net sales	$3,353.3	$2,914.0	$439.3	15.1%

Cost of goods sold	(1,474.7)	(1,260.8)	(213.9)	17.0%
Cost of goods sold as % of net sales	44.0%	43.3%
Gross margin	1,878.6	1,653.2	225.4	13.6%
Gross margin as a % of net sales	56.0%	56.7%
Other costs and expenses:
Occupancy, distribution, and buying costs	(542.3)	(483.4)	(58.9)	12.2%
Occupancy, distribution and buying costs as % of net sales	16.2%	16.6%
Selling, general and administrative expenses	(936.3)	(790.2)	(146.1)	18.5%
SG&A as % of net sales	27.9%	27.1%
Depreciation and amortization expense	(107.4)	(89.8)	(17.6)	19.6%
Total other costs and expenses	(1,586.0)	(1,363.4)	(222.6)	16.3%
Operating income	292.6	289.8	2.8	1.0%
Operating income as % of net sales	8.7%	9.9%

Interest expense	(4.3)	(2.5)	(1.8)	72.0%
Interest and other income, net	4.7	1.1	3.6	327.3%
Acquisition-related costs	(14.0)	—	(14.0)	NM
Loss on extinguishment of debt	—	(4.0)	4.0	(100.0)%
Income from continuing operations before provision for income taxes	279.0	284.4	(5.4)	(1.9)%
Provision for income taxes from continuing operations	(107.2)	(113.9)	6.7	(5.9)%
Effective tax rate(a)	38.4%	40.0%
Income from continuing operations	171.8	170.5	1.3	0.8%
Loss from discontinued operations, net of taxes (b)	(9.6)	—	(9.6)	NM
Net Income	$162.2	$170.5	$(8.3)	(4.9)%

Net income (loss) per common share - basic:
Continuing operations	$1.12	$1.09	$0.03	2.8%
Discontinued operations	(0.06)	—	(0.06)	NM
Total net income per basic common share	$1.06	$1.09	$(0.03)	(2.8)%

Net income (loss) per common share - diluted:
Continuing operations	$1.08	$1.05	$0.03	2.9%
Discontinued operations	(0.06)	—	(0.06)	NM
Total net income per diluted common share	$1.02	$1.05	$(0.03)	(2.9)%

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b) Loss from discontinued operations is presented net of a $5.1 million tax benefit for the year ended July 28, 2012.

(NM) Not Meaningful

Net Sales. Net sales increased by $439.3 million, or 15.1%, to $3,353.3 million in Fiscal 2012 from $2,914.0 million in Fiscal 2011. The increase in net sales consisted of 10% organic growth from our legacy family of brands and 5% from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our comparable store sales growth and new store growth, as well as strong growth in e-commerce sales. On a consolidated basis, comparable store sales increased 5% during Fiscal 2012. Our brand sales increases were as follows: $156.7 million at Justice, $119.7 million at Lane Bryant, $76.4 million at maurices, $50.1 million at dressbarn, and $36.4 million at Catherines.

Net sales and comparable store sales data for our five business segments is presented below.

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
Justice	$1,306.7	$1,150.0	$156.7	13.6%	8%
Lane Bryant	119.7	—	119.7	NM	3%
maurices	852.9	776.5	76.4	9.8%	2%
dressbarn	1,037.6	987.5	50.1	5.1%	3%
Catherines	36.4	—	36.4	NM	11%
Total Net Sales	$3,353.3	$2,914.0	$439.3	15.1%	5%

(a)	Comparable store sales generally refers to the growth of sales in only stores open in both the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the comparable store sales calculation normally changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes. However, for acquired stores, such as in the case of Lane Bryant and Catherines, comparable store sales metrics for the initial first year of acquisition reflects sales from the acquisition date through the end of the fiscal period for all stores that were open in both that period and the comparable period in the prior year.

(NM) Not Meaningful

Justice net sales. The net increase primarily reflects:

•	an increase of $82.8 million, or 8%, in comparable store sales during Fiscal 2012;
•	a $40.0 million increase in non-comparable stores sales, primarily driven by an increase related to 40 net new store openings in Fiscal 2012,
•	a $21.1 million increase in revenues from e-commerce operations;
•	a $7.5 million increase in revenues from gift card breakage; and
•	a $5.3 million increase in wholesale, licensing operations, and other revenues.

Lane Bryant net sales. The net increase reflects the operation of 805 stores for a partial period in the current year, from the acquisition date of June 14, 2012, which resulted in a $119.7 million increase net sales during Fiscal 2012. Comparable store sales for the partial period in the current year was 3%.

maurices net sales. The net increase primarily reflects:

•	an increase of $11.2 million, or 2%, in comparable store sales during Fiscal 2012;
•	a $45.0 million increase in non-comparable stores sales, primarily driven by an increase related to 48 net new store openings in Fiscal 2012; and
•	a $20.2 million increase in revenues from e-commerce operations in Fiscal 2012.

dressbarn net sales. The net increase primarily reflects:

•	an increase of $31.9 million, or 3%, in comparable store sales during Fiscal 2012;
•	a $3.7 million increase in non-comparable stores sales, primarily driven by 23 store openings in Fiscal 2012. The positive effect of the new store openings was partially offset by 26 stores closing during Fiscal 2012; and
•	a $14.5 million increase in revenues from e-commerce operations.

Catherines net sales. The net increase reflects the operation of 422 stores for a partial period in the current year, from the acquisition date of June 14, 2012, which resulted in a $36.4 million increase net sales during Fiscal 2012. Comparable store sales for the partial period in the current year was 11%.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 70 basis points to 56.0% in Fiscal 2012 from 56.7% in Fiscal 2011. While our gross margin rate declined 70 basis points to 56.0%, this was mainly due to the effect of the Charming Shoppes Acquisition, which included an unfavorable, non-cash purchase accounting adjustment of approximately $13 million for Fiscal 2012 associated with the write-up of Charming Shoppes’s inventory to fair market value. The gross margin rate for our legacy family of brands declined only 10 basis points to 56.6% due largely to lower margins at dressbarn and maurices relating to increased markdowns.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from year to year.

Occupancy, Distribution, and Buying costs. Occupancy, distribution and buying costs consist of store occupancy and utility costs (excluding depreciation), out-bound freight (including costs to ship merchandise between our distribution centers and our retail stores), and all costs associated with the buying and distribution functions.

Occupancy, distribution and buying costs increased by $58.9 million, or 12.2%, to $542.3 million in Fiscal 2012 from $483.4 million in Fiscal 2011. Occupancy, distribution and buying costs as a percentage of net sales decreased by 40 basis points to 16.2% in Fiscal 2012 from 16.6% in Fiscal 2011. Occupancy, distribution and buying costs increased in Fiscal 2012 primarily due to new store openings and increases relating to the Charming Shoppes Acquisition. Occupancy, distribution and buying costs were levered during the period mainly due to the increase in net sales.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under cost of goods sold. SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, insurance costs, legal costs and costs related to other administrative services.

SG&A expenses increased by $146.1 million, or 18.5%, to $936.3 million in Fiscal 2012 from $790.2 million in Fiscal 2011. SG&A expenses as a percentage of net sales increased by 80 basis points to 27.9% in Fiscal 2012 from 27.1% in Fiscal 2011. The increase in SG&A expenses was mainly due to increases relating to the Charming Shoppes Acquisition, as well as increases at our legacy family of brands relating to (i) store payroll-related costs and other store expenses, which resulted from the higher net sales growth and store unit growth, (ii) increased incentive compensation costs related to the better than planned earnings results, (iii) increased third-party administrative expenses related to e-commerce growth, (iv) increased marketing costs, (v) higher costs due to new business initiatives, (vi) $25.4 million of acquisition-related, integration and restructuring costs, and (vii) a $5.4 million one-time executive contractual obligation incurred during the first quarter of Fiscal 2012.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $17.6 million, or 19.6%, to $107.4 million in Fiscal 2012 from $89.8 million in Fiscal 2011. The increase was primarily due to an increase in capital expenditures, which resulted, in part, from the net opening of 81 stores during Fiscal 2012. Also contributing to the increase was the inclusion of Charming Shoppes from the acquisition date of June 14, 2012, which contributed $6.0 million of incremental depreciation and amortization expense during Fiscal 2012.

Operating Income. Operating income increased by $2.8 million, or 1.0%, to $292.6 million in Fiscal 2012 from $289.8 million in Fiscal 2011. Operating income as a percentage of net sales decreased 120 basis points, to 8.7% in Fiscal 2012 from 9.9% in Fiscal 2011. The increase in operating income consisted of a $42.3 million increase from our legacy family of brands and a $39.5 million decrease relating to the Charming Shoppes Acquisition. The operating losses from Charming Shoppes reflected $25.4 million of acquisition-related integration and restructuring costs and the approximate $13.0 million non-cash inventory expense mentioned above. In turn, the increased operating income from our legacy family of brands primarily reflected the flow-through of margin on the higher sales volume, offset in part by increased operating costs.

Operating income data for our five business segments is presented below.

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	$ Change	% Change
	(millions)
Operating income (loss):
Justice	$172.5	$129.3	$43.2	33.4%
Lane Bryant	(10.1)	—	(10.1)	NM
maurices	102.7	104.5	(1.8)	(1.7)%
dressbarn	56.9	56.0	0.9	1.6%
Catherines	(4.0)	—	(4.0)	NM
Subtotal	318.0	289.8	28.2	9.7%
Less unallocated acquisition-related, integration and restructuring costs	(25.4)	—	(25.4)	NM
Total operating income	$292.6	$289.8	$2.8	1.0%

(NM) Not Meaningful

Justice operating income increased by approximately $43.2 million primarily as a result of an increase in sales and gross margin rates and the leveraging of occupancy, distribution and buying costs, offset in part by an increase in SG&A expenses. The higher gross margin rate benefited from selected price increases and merchandise mix, offset in part by higher planned markdowns. Occupancy, distribution and buying costs increased largely due to store growth, but had increased leverage due to the higher sales volume. The increase in SG&A expenses during Fiscal 2012 was due to a number of factors including (i) an increase in store payroll-related costs and other store expenses, relating to the overall net sales increases (ii) increased incentive compensation costs related to the better than planned earnings results, (iii) increased third-party administrative expenses related to e-commerce growth, (iv) increased marketing costs, (v) and a $5.4 million one-time, executive contractual obligation cost incurred during the first quarter of Fiscal 2012.

Lane Bryant operating loss. The net operating loss of $10.1 million primarily reflects an unfavorable, one-time non-cash purchase accounting adjustment of approximately $10 million associated with the write-up of inventory to fair market value and the operation of 805 stores for a partial period in the current year, from the acquisition date of June 14, 2012.

maurices operating income decreased by approximately $1.8 million as the flow through of increased margin on the higher sales volume (but at a lower margin rate) was more than offset by higher occupancy, distribution and buying costs and an increase in SG&A expenses. The lower gross margin rate was mainly attributable to higher markdowns. The de-leveraging of occupancy, distribution and buying costs was mainly a result of new store growth. The increase in SG&A expenses during Fiscal 2012 was primarily due to store payroll-related costs and other store expenses, relating to the overall net sales increases, increased third-party administrative expenses related to e-commerce growth, higher marketing costs and a one-time, litigation-related charge.

dressbarn operating income increased by approximately $0.9 million. The lower gross margin rate was mainly attributable to higher markdowns. The leveraging of buying and occupancy costs was mainly attributable to the higher net sales. The increase in SG&A expenses during Fiscal 2012 was mainly due to an increase in store payroll-related costs and other store expenses, relating to the overall net sales increases, and increased third-party administrative expenses related to e-commerce growth, which were partially offset by a $6.9 million gain on the sale of the Suffern, New York building.

Catherines operating loss. The net operating loss of $4.0 million primarily reflects an unfavorable, one-time non-cash purchase accounting adjustment of approximately $3 million associated with the write-up of inventory to fair market value and the operation of 422 stores for a partial period in the current year, from the acquisition date of June 14, 2012.

Unallocated operating income. The unallocated expenses of $25.4 million represent acquisition-related, integration and restructuring costs incurred during the period related to the Charming Shoppes Acquisition.

Interest Expense. Interest expense increased by $1.8 million, or 72%, to $4.3 million in Fiscal 2012 from $2.5 million in Fiscal 2011. The increase was primarily the result of new borrowings used to partially fund the Charming Shoppes Acquisition.

Interest and Other Income, Net. Interest and other income, net increased by $3.6 million to $4.7 million in Fiscal 2012 from $1.1 million in Fiscal 2011. The increase income was mainly due to the absence of a $2.5 million pretax loss on the sale of an investment recognized in Fiscal 2011. Partially offsetting the increased income was lower interest income in Fiscal 2012, as average balances of cash and investments decreased during the period as a result of the Charming Shoppes Acquisition.

Acquisition-related costs. Acquisition-related costs were $14.0 million for Fiscal 2012. These costs were incurred in connection with the Charming Shoppes Acquisition, and include legal, consulting and investment banking-related costs that were direct, incremental costs of the acquisition.

Loss on Extinguishment of Debt. During Fiscal 2011, the Company prepaid the mortgage on its Suffern, New York facility, resulting in a $4.0 million pretax loss on the extinguishment of debt. No such loss was recognized in Fiscal 2012.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $6.7 million, or 5.9%, to $107.2 million in Fiscal 2012 from $113.9 million in Fiscal 2011. The decrease in provision for income taxes was primarily a result of lower pretax income in Fiscal 2012 and a lower effective income tax rate. The reported effective tax rate decreased 160 basis points, to 38.4% in Fiscal 2012 from 40.0% in Fiscal 2011. The lower effective tax rate was primarily the result of the reversal of certain liabilities for uncertain tax positions in Fiscal 2012.

Income from Continuing Operations. Income from continuing operations increased by $1.3 million, or 0.8%, to $171.8 million in Fiscal 2012 from $170.5 million in Fiscal 2011. The increase was primarily due to the increase in operating income and lower tax provision described above, which were offset, in part, by $14.0 million of one-time, acquisition-related costs relating to the Charming Shoppes Acquisiton.

Loss from Discontinued Operations, net of taxes. Loss from discontinued operations, net of taxes amounted to $9.6 million and represents the after-tax losses of both the Fashion Bug and Figi’s businesses, which were acquired in the Charming Shoppes Acquisition.

Net Income. Net income includes income from continuing operations, net of losses from discontinued operations. Net income decreased by $8.3 million, or 4.9%, to $162.2 million in Fiscal 2012 from $170.5 million in Fiscal 2011. The decrease was primarily due to a $9.6 million loss from discontinued operation, net of taxes.

Net Income from Continuing Operations Per Diluted Common Share. Net income from continuing operations per diluted share increased by $0.03, or 2.9%, to $1.08 per share in Fiscal 2012 from $1.05 per share in Fiscal 2011. The increase in diluted per share results was due to the higher level of income from continuing operations, as previously discussed. Weighted-average diluted common shares outstanding decreased to 159.4 million shares in Fiscal 2012 from 161.8 million shares Fiscal 2011, which complemented the positive effect of the higher level of net income.

Net Income Diluted Common Share. Net income per diluted common share decreased by $0.03, or 2.9%, to $1.02 per share in Fiscal 2012 from $1.05 per share in Fiscal 2011. The decrease in diluted per share results was primarily due to the inclusion of a $0.06 loss on discontinued operations per diluted share.

Fiscal 2011 Compared to Fiscal 2010

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	$ Change	% Change
	(millions, except per share data)
Net sales	$2,914.0	$2,374.6	$539.4	22.7%

Cost of goods sold	(1,260.8)	(1,036.7)	(224.1)	21.6%
Cost of goods sold as % of net sales	43.3%	43.7%
Gross margin	1,653.2	1,337.9	315.3	23.6%
Gross margin as a % of net sales	56.7%	56.3%
Other costs and expenses:
Occupancy, distribution, and buying costs	(483.4)	(398.5)	(84.9)	21.3%
Occupancy, distribution and buying costs as % of net sales	16.6%	16.8%
Selling, general and administrative expenses	(790.2)	(650.3)	(139.9)	21.5%
SG&A as % of net sales	27.1%	27.4%
Depreciation and amortization expense	(89.8)	(71.6)	(18.2)	25.4%
Total other costs and expenses	(1,363.4)	(1,120.4)	(243.0)	21.7%
Operating income	289.8	217.5	72.3	33.2%
Operating income as % of net sales	9.9%	9.2%

Interest expense	(2.5)	(6.6)	4.1	(62.1)%
Interest and other income, net	1.1	4.3	(3.2)	(74.4)%
Loss on extinguishment of debt	(4.0)	(5.8)	1.8	(31.0)%
Income from continuing operations before provision for income taxes	284.4	209.4	75.0	35.8%

Provision for income taxes	(113.9)	(76.0)	(37.9)	49.9%
Effective tax rate(a)	40.0%	36.3%
Net income	$170.5	$133.4	$37.1	27.8%

Net income per common share from continuing operations:
Basic	$1.09	$0.92	$0.17	18.5%
Diluted	$1.05	$0.87	$0.18	20.7%

(a) Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Sales. Net sales increased by $539.4 million, or 22.7%, to $2,914.0 million in Fiscal 2011 from $2,374.6 million in Fiscal 2010. The increase was primarily due to the inclusion of Justice for the full-year period compared to a partial period in the prior year, which only included sales from the merger date of November 25, 2009. Justice sales increased by $438.1 million in Fiscal 2011. Also contributing to the higher sales levels in Fiscal 2011 were increases of $95.8 million at maurices and $5.5 million at dressbarn. On a consolidated basis, comparable store sales increased 6% during Fiscal 2011. The sales growth in Fiscal 2011 was muted due to the inclusion of approximately $56 million of sales in Fiscal 2010 due to an extra week in the Company’s fiscal year.

Net sales and comparable store sales data for our three business segments is presented below.

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
Justice	$1,150.0	$711.9	$438.1	61.5%	8%
maurices	776.5	680.7	95.8	14.1%	10%
dressbarn	987.5	982.0	5.5	0.6%	2%
Total net sales	$2,914.0	$2,374.6	$539.4	22.7%	6%

(a)	Comparable store sales generally refers to the growth of sales in only stores open in both the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the comparable store sales calculation normally changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes. However, for acquired stores, such as in the case of Lane Bryant and Catherines, comparable store sales metrics for the initial first year of acquisition reflects sales from the acquisition date through the end of the fiscal period for all stores that were open in both that period and the comparable period in the prior year.

Justice net sales. The net increase primarily reflects:

•	the operations of Justice for the full-year in Fiscal 2011 and only a partial period in the prior year, which resulted in a $322.6 million increase in net sales during Fiscal 2011;
•	an increase of $86.8 million, or 8%, in comparable store sales during Fiscal 2011;
•	a $20.8 million increase in non-comparable stores sales driven by an increase related to 15 net new store openings in Fiscal 2011, as well as an increase in third-party sales;
•	an increase of $23.6 million in revenues from its e-commerce operations and a $9.9 million increase in wholesale and licensing operations in Fiscal 2011; offset by
•	a $25.6 million decrease in net sales in Fiscal 2011, due to the inclusion of the 53rd week of sales in Fiscal 2010.

maurices net sales. The net increase primarily reflects:

•	an increase of $60.9 million, or 10%, in comparable store sales during Fiscal 2011;
•	a $34.3 million increase in non-comparable stores sales driven, in part, by an increase related to 27 net new store openings in Fiscal 2011;
•	an increase of $14.7 million in revenues from e-commerce operations in Fiscal 2011; offset by
•	a $14.1 million decrease in net sales in Fiscal 2011, due to the inclusion of the 53rd week of sales in Fiscal 2010.

dressbarn net sales. The net increase primarily reflects:

•	an increase of $14.3 million, or 2%, in comparable store sales during Fiscal 2011;
•	an increase of $10.2 million in revenues from e-commerce operations, which commenced in Fiscal 2011; offset by
•	a $2.7 million decrease in non-comparable stores sales, primarily driven by a decrease related to 3 net store closings in Fiscal 2011; and
•	a $16.3 million decrease in net sales in Fiscal 2011, due to the inclusion of the 53rd week of sales in Fiscal 2010.

Gross Margin. Gross Margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 40 basis points to 56.7% in Fiscal 2011 from 56.3% in Fiscal 2010. The increase was primarily due to higher merchandise margins resulting from sales of merchandise with selected price increases.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from year to year.

Occupancy, Distribution, and Buying costs. Occupancy, distribution and buying costs increased by $84.9 million, or 21.3%, to $483.4 million in Fiscal 2011 from $398.5 million in Fiscal 2010. Occupancy, distribution and buying costs as a percentage of net sales decreased by 20 basis points to 16.6% in Fiscal 2011 from 16.8% in Fiscal 2010. Occupancy, distribution and buying costs were leveraged during the period mainly due to the increase in net sales.

Selling, General and Administrative Expenses. SG&A expenses increased by $139.9 million, or 21.5%, to $790.2 million in Fiscal 2011 from $650.3 million in Fiscal 2010. The increase was primarily due to the inclusion of Justice for the full-year period compared to a partial period in the prior year, which only included SG&A expenses from the merger date of November 25, 2009.

SG&A expenses as a percentage of net sales decreased by 30 basis points to 27.1% in Fiscal 2011 from 27.4% in Fiscal 2010. The leverage of SG&A expenses was mainly due to the increase in net sales.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $18.2 million, or 25.4%, to $89.8 million in Fiscal 2011 from $71.6 million in Fiscal 2010. The increase was primarily due to the inclusion of Justice for the full-year period compared to a partial period in the prior year, which only included depreciation and amortization expense from the merger date of November 25, 2009. Justice depreciation and amortization expense increased by $15.3 million in Fiscal 2011. Also contributing to the higher depreciation and amortization expense in Fiscal 2011 were increases of $1.4 million at maurices and $1.5 million at dressbarn primarily due to capital expenditures.

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

Operating income data for the three business segments is presented below.

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	$ Change	% Change
	(millions)		(millions)
Operating income:
Justice	$129.3	$59.1	$70.2	118.8%
maurices	104.5	84.4	20.1	23.8%
dressbarn	56.0	74.0	(18.0)	(24.3)%
Total operating income	$289.8	$217.5	$72.3	33.2%

Justice operating income increased by approximately $70.2 million during Fiscal 2011. The increase was primarily due to the inclusion of Justice for the full-year period in Fiscal 2011 as compared to a partial period in the prior year, which only included operations of Justice from the merger date of November 25, 2009. Excluding the effect of the merger, Justice operating income benefited from higher operating income associated with its sales and gross profit performance, offset in part by higher SG&A costs that resulted from the increased sales levels.

maurices operating income increased by approximately $20.1 million primarily as a result of higher sales and related gross profit, offset in part by an increase in SG&A expenses in Fiscal 2011 that resulted from the increased sales levels.

dressbarn operating income decreased by approximately $18.0 million primarily as a result of an increase in SG&A expenses, which more than offset a modest increase in gross profit. The increase in SG&A expenses during Fiscal 2011 was due to a number of factors including the following: an increase in expenses related to our cost-saving initiatives, consisting of the distribution center consolidation, payroll department consolidation and information technology center consolidation; an increase in the professional services related to the establishment of e-commerce operations; increased marketing expenses; and increased home office expenses as dressbarn experienced higher payroll and incentive based compensation expense.

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

Provision for Income Taxes from Continuing Operations. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $37.9 million, or 49.9%, to $113.9 million in Fiscal 2011 from $76.0 million in Fiscal 2010. The increase in provision for income taxes was primarily a result of higher pretax income in Fiscal 2011 and an increase in our reported effective tax rate of 370 basis points, to 40.0% in Fiscal 2011 from 36.3% in Fiscal 2010. The higher effective tax rate was primarily the result of the reversal of certain liabilities for uncertain tax positions in Fiscal 2010, which had the effect of lowering the effective tax rate in Fiscal 2010. The higher effective tax rate in Fiscal 2011 also reflected higher non-deductible expenses.

Net Income from Continuing Operations. Net income increased by $37.1 million, or 27.8%, to $170.5 million in Fiscal 2011 from $133.4 million in Fiscal 2010. The increase was primarily due to the inclusion of Justice for the full-year period as compared to a partial period in the prior year, which only included the operations of Justice from the merger date of November 25, 2009. Also contributing to the increase in operating income levels in Fiscal 2011 was the strong growth in our Justice and maurices segments, offset in part by lower operating income in our dressbarn segment. These net increases were offset in part by an increase in the provision for income taxes of $37.9 million.

Net Income Per Diluted Common Share from Continuing Operations. Net income per diluted share increased by $0.18, or 20.7%, to $1.05 per share in Fiscal 2011 from $0.87 per share in Fiscal 2010. The increase in diluted per share results was due to the higher level of net income, as previously discussed. Weighted-average diluted common shares outstanding increased to 161.8 million shares in Fiscal 2011 from 154.0 million shares Fiscal 2010, which partially offset the positive effect of the higher level of net income.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	$ Change
	(millions)		(millions)
Cash and cash equivalents	$164.3	$243.5	$(79.2)
Short-term investments	1.4	54.1	(52.7)
Non-current investments	3.2	138.5	(135.3)
Total debt	(326.6)	—	(326.6)
Net cash and investments (debt) (a)	$(157.7)	$436.1	$(593.8)
Equity	$1,340.9	$1,158.0	$182.9

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

The decrease in our net cash and investments position as of July 28, 2012 as compared to July 30, 2011 was primarily due to the Charming Shoppes Acquisition. We used approximately $557.1 million of cash and investments, as well as $325 million in new borrowings to fund the purchase price of approximately $882.1 million (excluding the assumption of debt and transaction costs). We also used cash to support common stock repurchases and capital expenditures. During Fiscal 2012, we used $37.2 million to repurchase 2.7 million shares of common stock and $150.4 million for capital expenditures.

The increase in equity was primarily due to the Company’s net income in Fiscal 2012.

Cash Flows

Fiscal 2012 Compared to Fiscal 2011

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011
	(millions)
Net cash provided by operating activities	$361.5	$280.8
Net cash used in investing activities	(602.3)	(197.2)
Net cash provided by (used in) financing activities	161.6	(80.7)
Net increase (decrease) in cash and cash equivalents(a)	$(79.2)	$2.9

(a)	Excludes changes in short-term and non-current investments. Short-term and non-current investments decreased in the aggregate by $188.0 million in Fiscal 2012 and increased in the aggregate by $90.3 million in Fiscal 2011.

Net Cash Provided by Operating Activities. Net cash provided by operations was $361.5 million for Fiscal 2012, compared with $280.8 million during Fiscal 2011. The increase was primarily driven by increases in net income, non-cash depreciation and amortization expense, non-cash stock based compensation expense and lower working capital and other balance sheet requirements.

Net Cash Used in Investing Activities. Net cash used in investing activities for Fiscal 2012 was $602.3 million, consisting primarily of $683.9 to fund the Charming Shoppes Acquisition, net of cash acquired, and $150.4 million of capital expenditures, which were offset in part by $193.8 million of net cash generated from the sale of investments and $38.2 million of net proceeds received for the sale of the Suffern, New York property. Net cash used in investing activities for Fiscal 2011 was $197.2 million, consisting primarily of a net $90.0 million to purchase investments and $102.1 million of capital expenditures.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $161.6 million during Fiscal 2012, consisting primarily of $322.0 million in proceeds from borrowings to fund the Charming Shoppes Acquisition and the proceeds relating to our stock-based compensation plans, offset in part by the repayment of $144.2 of debt and $37.2 million for the repurchase of common stock. Net cash used in financing activities was $80.7 million during Fiscal 2011, consisting primarily of $72.9 million for the repurchase of common stock, $29.2 million for the repayment of debt, offset in part by proceeds relating to our stock-based compensation plans.

Fiscal 2011 Compared to Fiscal 2010

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010
	(millions)
Net cash provided by operating activities	280.8	$231.4
Net cash provided by / (used in) investing activities	(197.2)	76.4
Net cash used in financing activities	(80.7)	(308.0)
Net (decrease) increase in cash and cash equivalents (a)	$2.9	$(0.2)

(a)	Excludes changes in short-term and non-current investments. Short-term and non-current investments increased in the aggregate by $90.3 million in Fiscal 2011 and decreased in the aggregate by $41.5 million in Fiscal 2010.

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

Capital Spending

We routinely make capital investments primarily in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores, investments in our technological and supply chain infrastructure, and investments in administrative office space to support our growing operations. In Fiscal 2012, we had $150.4 million in capital expenditures, compared to $102.1 million of capital expenditures in Fiscal 2011.

In connection with the Charming Shoppes Acquisition, we acquired a number of owned distribution centers that supported the historical operations of Charming Shoppes. As such, we recently completed an evaluation to rationalize our distribution network. Based on that, we committed to a plan to (i) sell Charming Shoppes’s distribution center located in White Marsh, Maryland, which is currently being used to support the Fashion Bug business, (ii) expand our distribution center located in Etna Township, Ohio, to centralize all of our brick-and-mortar store distribution in one location, (iii) expand our recently acquired distribution center located in Greencastle, Indiana, which is currently being used to support Lane Bryant and Catherines brick-and-mortar businesses, to accommodate our ongoing growth in e-commerce operations for all brands, and (iv) once those expansion plans are complete, dispose of our distribution center located in Des Moines, Iowa, which is currently being used to support the maurices business. It is expected to take approximately two years for this transition to be completed.

We also are making capital investments to relocate and expand our administrative office space to support our growing operations. In particular, in April 2012, we purchased an office building located in Mahwah, New Jersey, for $14.6 million and, in May 2012, we sold our existing corporate and dressbarn administrative office building and former warehouse located in Suffern, New York, for approximately $40.0 million. The Mahwah, New Jersey facility will become the new administrative offices for Ascena and the dressbarn brand. The renovation of the Mahwah, New Jersey facility is expected to be completed around the end of calendar year 2013.

Future net capital spending requirements to support both of the aforementioned plans are expected to approximate $150 - $175 million. In addition to proceeds from the sale of certain of the facilities mentioned above, we expect to receive local tax incentives to support the related investments totaling between $35 - $40 million over a ten-year grant period. See Note 9 to the accompanying consolidated financial statements for a description of certain of those tax incentives already granted.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, availability under our Revolving Credit Agreement (as defined below), available cash and cash equivalents, investments and other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, any future dividend requirements, investment in technological and supply chain infrastructure, acquisitions, debt servicing requirements, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As discussed in the “Debt” section below, we had $320 million of borrowings under our Term Loan (as defined below) and Revolving Credit Agreement as of July 28, 2012, which were used to fund the Charming Shoppes Acquisition. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of July 28, 2012, there were five financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 30%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

Debt

As of July 28, 2012, the Company had $326.6 million of debt outstanding, which was incurred primarily to fund a portion of the purchase price of the Charming Shoppes Acquisition. In addition, as part of the Charming Shoppes Acquisition, the Company assumed approximately $149 million principal amount of indebtedness of Charming Shoppes, consisting of approximately $141 million of convertible notes and approximately $8 million of mortgages on certain owned real estate. As described further below, substantially all of the assumed obligations for Charming Shoppes’s convertible notes were redeemed in July 2012. See Note 14 to the accompanying consolidated financial statements for a complete description of the Company’s borrowing arrangements.

Term Loan

Our $300 million term loan (the “Term Loan”) matures on June 14, 2018, and has mandatory quarterly repayments of 0.25%, or approximately $0.75 million, with a remaining balloon payment required at maturity. The Term Loan has been recorded net of an original issue discount of $3 million, which is being amortized to interest expense over the contractual life of the Term Loan. The Company has the right to prepay the Term Loan in any amount and at any time. Interest rates under the Term Loan are variable and are calculated using a base rate equal to the greater of (i) prime rate, (ii) federal funds rate, or (iii) LIBO rate (subject to a 1% floor); plus an applicable margin ranging from 225 basis points to 375 basis points based on a combination of the type of borrowing (prime or LIBOR) and the Company’s total leverage ratio existing at the end of the previous fiscal quarter.

Revolving Credit Agreement

In June 2012, in connection with the Charming Shoppes Acquisition, the Company amended its existing revolving credit facility (the (“Revolving Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A., as administrative agent. The principal changes in terms related to expanding borrowing availability from $200 million to $250 million and an extension of the maturity date of the borrowing arrangement from January 2016 to June 2017.

The Revolving Credit Agreement now provides a senior secured revolving credit facility for up to $250 million of availability, with an optional additional increase of up to $50 million. The Revolving Credit Agreement expires in June 2017. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. The Revolving Credit Agreement may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes. The Revolving Credit Agreement includes a $175 million letter of credit sublimit, of which $40 million can be used for standby letters of credit, and a $25 million swing loan sublimit.

Borrowings under the Revolving Credit Agreement bear interest at a variable rate determined using a base rate equal to the greater of (i) prime rate, (ii) federal funds rate, or (iii) LIBO rate; plus an applicable margin ranging from 50 basis points to 200 basis points based a combination of the type of borrowing (prime or LIBOR) and the Company’s average borrowing availability during the previous fiscal quarter.

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in the amount of 37.5 basis points per annum.

As of July 28, 2012, after taking into account the $22.2 million in outstanding letters of credit and $20.0 million of borrowings from the Revolving Credit Agreement, the Company had $207.8 million available under the Revolving Credit Agreement.

Restrictions under the Term Loan and Revolving Credit Agreement

The Term Loan and Revolving Credit Agreement are subject to similar restrictions, as summarized below.

The Term Loan has financial covenants with respect to a senior secured leverage ratio, which is defined as a ratio of senior secured indebtedness to consolidated EBITDA. For such purposes, consolidated EBITDA is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) non-recurring, acquisition-related expenses, and (v) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a maximum senior secured leverage ratio for any period of four consecutive quarters of no greater than 1.75 to 1.00 for any period of four fiscal consecutive quarters. As of July 28, 2012, the actual senior secured leverage ratio was 0.61 to 1.00. The Company was in compliance with all financial covenants contained in the Term Loan as of July 28, 2012.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses, and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of July 28, 2012, the actual fixed charge coverage ratio was 1.43 to 1.00. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of July 28, 2012.

In addition to the above, the borrowing agreements contain customary negative covenants, subject to negotiated exceptions, on (i) liens and guarantees, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions, (vi) restricted payments, cash dividends and certain other restrictive agreements. The borrowing agreements also contain customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

The Company’s obligations under the borrowing agreements are guaranteed by certain of its domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security under the borrowing agreements and the guarantees thereof, the Company and the Subsidiary Guarantors have granted to the administrative agent for the benefit of the lenders, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory and certain material real estate.

Charming Shoppes Convertible Notes

In connection with the Charming Shoppes Acquisition, the Company assumed $140.5 million aggregate principal amount of Charming Shoppes’s 1.125% Senior Convertible Notes Due 2014 (the “Charming Convertible Notes”). In conjunction with the change-in-control of Charming Shoppes, pursuant to the terms of the indenture governing the Charming Convertible Notes, each security holder had the right to require Charming Shoppes to repurchase all of its outstanding notes for the principal amount of the notes, plus accrued and unpaid interest to the repurchase date of July 27, 2012 (the “Convertible Notes Redemption”). 99.2% of the Charming Convertible Notes were redeemed for $140.5 million, consisting of $139.3 million of principal and $1.2 million of interest thereon. The Convertible Notes Redemption was funded through available cash on hand. $1.2 million aggregate principal amount of Charming Convertible Notes remain outstanding after the Convertible Notes Redemption, and such notes are no longer convertible into Charming Shoppes’s common stock. No gain or loss was recognized in connection with the Convertible Notes Redemption.

In connection with the Charming Shoppes Acquisition, the Company also settled related common stock warrants, which were historically entered into by Charming Shoppes as a hedge against the potential dilution related to the Charming Convertible Notes, for an aggregate cost of $5.3 million. The settlement of the warrants was funded through available cash on hand. No gain or loss was recognized in connection with the settlement of the common stock warrants.

Mortgage Notes

In connection with the Charming Shoppes Acquisition, the Company assumed a $7.8 million mortgage obligation (the “Greencastle Mortgage”) on Charming Shoppes’s owned distribution center in Greencastle, Indiana. The Greencastle Mortgage bears interest at a fixed rate of 6.07%. The Greencastle Mortgage has mandatory monthly payments of $110,000 with a remaining balloon payment of $1.4 million required at maturity in October 2019. The Greencastle Mortgage may be prepaid generally upon the payment of a make-whole premium to holders of the mortgage note.

Payment of Dividends

Our Revolving Credit Agreement does not permit cash dividends, but allows us to pay stock dividends, provided that at the time of and immediately after giving effect to the stock dividend, (i) there is no default or event of default, (ii) the fixed charge coverage ratio (as defined in the Revolving Credit Agreement) is not less than 1.15 to 1.00, and (iii) borrowings under the Revolving Credit Agreement do not exceed 82.5% of the total available borrowings (such that availability (as defined in the Revolving Credit Agreement) is not less than 17.5% of the aggregate revolving commitments (as defined in the Revolving Credit Agreement)). Dividends are payable when declared by our Board of Directors. Currently, the Board of Directors does not plan to pay any dividends.

Common Stock Repurchase Program

In Fiscal 2010, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”). This program was then expanded in Fiscal 2011 to cover an additional $100 million of authorized purchases. Under the 2010 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions.

In Fiscal 2012, 2.7 million shares of common stock were repurchased by the Company at an aggregate cost of $37.2 million under its repurchase program. In Fiscal 2011, 5.0 million shares of common stock were repurchased by the Company at an aggregate cost of $72.9 million under its repurchase program. In Fiscal 2010, 3.1 million shares of common stock were repurchased by the Company at an aggregate cost of $37.9 million. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at July 28, 2012. As a result of the debt incurred to partially fund the Charming Shoppes Acquisition, we do not anticipate repurchasing additional shares of common stock until such debt is repaid, which is not expected to occur until the fiscal year ending July 25, 2015.

CONTRACTUAL AND OTHER OBLIGATIONS

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations as of July 28, 2012, and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its $250 million credit facility or other potential sources of financing.

	Payments Due by Period
Contractual Obligations	Fiscal 2013	Fiscal 2014- 2015	Fiscal 2016- 2017	Fiscal 2018 and Thereafter	Total
	(millions)
Long-term debt	$—	$7.7	$8.8	$308.7	$325.2
Operating leases	382.7	603.6	404.5	311.5	1,702.3
Inventory purchase commitments	497.1	—	—	—	497.1
Other commitments	7.2	4.5	3.3	8.8	23.8
Total	$887.0	$615.8	$416.6	$629.0	$2,548.4

The following is a description of the Company's material, firmly committed contractual obligations as of July 28, 2012:

•	Long-term debt obligations represent mandatory repayments under the Company’s borrowing arrangements.

•	Operating lease obligations represent the minimum lease rental payments under non-cancelable leases for the Company's real estate and operating equipment in various locations around the world. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties; and

•	Inventory purchase commitments represent the Company's legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $40.5 million as of July 28, 2012. This liability for unrecognized tax benefits has been excluded from the above table because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) amounts included in current liabilities in the consolidated balance sheet as of July 28, 2012, as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes and other miscellaneous items).

The Company also has certain contractual arrangements that would require it to make payments if certain circumstances occur. See Notes 17 and 19 to the accompanying audited consolidated financial statements for a description of the Company's contingent commitments not included in the above table, including obligations under employment agreements.

Off-Balance Sheet Arrangements

The Company's off-balance sheet firm commitments, which include outstanding letters of credit and private label letters of credit, amounted to approximately $76.7 million as of July 28, 2012. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on its financial condition or results of operations.

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of the end of Fiscal 2012, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores normally are transacted in U.S. dollars. In addition, our wholly owned international retail operations represented less than 1% of our consolidated revenues for Fiscal 2012. In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

Our Company currently has $320 in variable-rate debt outstanding, consisting of $300 million principal amount of debt under our Term Loan and $20 million of borrowings under our Revolving Credit Agreement. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, the Company’s interest expense would increase or decrease by approximately $0.4 million, and net income would decrease or increase, respectively, by approximately $0.3 million. See Note 14 to our audited consolidated financial statements for a summary of the terms and conditions of our Term Loan and Revolving Credit Agreement.

Investment Risk Management

In connection with the funding requirements to consummate the Charming Shoppes Acquisition, the Company liquidated substantially all of its investment portfolio during the fourth quarter of Fiscal 2012. Proceeds from the sale of the investment portfolio were approximately $240 million. The Company recognized a related realized gain of approximately $1 million in connection with the sales of such investments, which has been classified as a component of interest and other income, net, in the accompanying consolidated financial statement of operations for Fiscal 2012.

As of the end of Fiscal 2012, our Company had cash and cash equivalents on-hand of $164.3 million, primarily invested in money market funds and commercial paper with original maturities of 90 days or less. The Company's other investments included $1.4 million of short-term investments, primarily restricted cash; and $3.2 million of non-current investments, primarily auction rate securities (“ARS”) issued through a municipality with a maturity of greater than one year.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at the end of Fiscal 2012. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

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

Inventories

Inventory is valued using the retail method of accounting and is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which can significantly impact the ending inventory valuation at cost as well as the resulting gross margins.

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

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. In addition, in evaluating finite-lived intangible assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. The Company recorded non-cash impairment charges of $2.0 million in its maurices segment in Fiscal 2010 to reduce the carrying value of the Studio Y trade name to its estimated fair value.

The Company performed its annual impairment assessment of goodwill during the fourth quarter of Fiscal 2012. Based on the results of the impairment assessment as of June 30, 2012, the Company confirmed that the fair value of its reporting units substantially exceeded their respective carrying values and that there were no reporting units that were at risk of impairment. Additionally, there has been no impairment losses recorded in connection with the assessment of the recoverability of goodwill during any of the three fiscal years presented.

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

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company recorded non-cash impairment charges of $2.2 million, $4.6 million and $8.7 million, respectively, to reduce the net carrying value of certain long-lived assets to their estimated fair value. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 28, 2012 and July 30, 2011, these reserves were $19.3 million and $14.8 million, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. The Company’s stop-loss insurance coverage for individual claims ranges between $200,000 and $500,000, depending on which of the Company’s multiple insurance carriers the associate is insured under. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

Stock-Based Compensation

The Company expenses all share-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Stock Options

Stock options are granted to certain of its employees and non-employee directors with exercise prices equal to or exceeding fair market value at the date of grant. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. Certain key assumptions involve estimating future uncertain events. The key factors influencing the estimation process include the expected term of the option, the expected stock price volatility factor, the expected dividend yield and risk-free interest rate, among others. Generally, once stock option values are determined, current accounting practices do not permit them to be changed, even if the estimates used are different from the actuals.

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

Restricted Stock and Restricted Stock Units ("RSUs")

The Company grants restricted shares of common stock and service-based RSUs to certain of its employees and non-employee directors. In addition, the Company grants performance-based RSUs to senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted common stock. Compensation expense for performance-based RSUs is recognized over the related service period when attainment of the performance goals is deemed probable, which involves judgment on the part of management.

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

See Note 15 to the accompanying audited consolidated financial statements for further discussion of the Company's income taxes.

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

During the fourth quarter of Fiscal 2012, the Company acquired Charming Shoppes. The Company will begin the process of evaluating Charming Shoppes’s internal controls during Fiscal 2013. As permitted by related SEC staff interpretative guidance for newly acquired businesses, the Company excluded Charming Shoppes from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 28, 2012. In the aggregate, Charming Shoppes represented 44.3% of the total consolidated assets and 4.7% of total consolidated revenues of the Company as of and for the fiscal year ended July 28, 2012.

Deloitte and Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. The report is included elsewhere herein.

(c) Changes in Internal Control Over Financial Reporting.

Except as described below, there has been no change in the Company’s internal control over financial reporting during the Fiscal quarter ended July 28, 2012 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

During the fourth quarter of Fiscal 2012, the Company acquired Charming Shoppes. Prior to the acquisition, Charming Shoppes was a standalone public-reporting company with effective internal controls over financial reporting. The Company intends to begin the process of evaluating Charming Shoppes’s internal controls during Fiscal 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 28, 2012 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	14,103,047	$9.69	7,252,240	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	14,103,047	$9.69	7,252,240

(1)	All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s Amended and Restated 2010 Stock Incentive Plan.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1., 2. Financial Statements and Financial Statement Schedules, See index on page F-1.

ITEM 15. (b) LIST OF EXHIBITS

The following exhibits are filed as part of this Report and except Exhibits 10.19, 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference from the sources shown.

Exhibit Number	Description	Incorporated By Reference From
2.1	Agreement and Plan of Merger, dated as of June 24, 2009, among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc.	(1)

2.2	Agreement and Plan of Reorganization, dated as of August 20, 2010, among The Dress Barn, Inc., Ascena Retail Group, Inc. and DB Merger Corp.	(2)

2.3	Agreement and Plan of Merger, dated as of May 1, 2012, among the Company, Colombia Acquisition Corp., and Charming Shoppes, Inc.	(3)

3.1	Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(4)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(5)

3.3	By-Laws of Ascena Retail Group, Inc.	(4)

10.1	Leases of Company premises of which the lessor is Elliot S. Jaffe or members of his family or related trusts:

	10.6.1 Danbury, CT store	(6)

	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(7)

10.2	1993 Incentive Stock Option Plan	(8) *

10.3	Amendment No. 1 to 1993 Incentive Stock Option Plan	(18)*

10.4	1995 Stock Option Plan	(9) *

10.5	Amendment No. 1 to 1995 Stock Option Plan	(18)*

10.6	2010 Stock Incentive Plan	(4) *

10.7	Amendment No. 1, dated December 17, 2010, to 2010 Stock Incentive Plan	(18)*

10.8	Amendment No. 2, dated September 22, 2011, to 2010 Stock Incentive Plan	(18)*

10.9	Executive 162(m) Bonus Plan (reflects Amendment Number One, dated August 31, 2009, and Amendment Number Two, dated September 8, 2009)	(10)*

10.10	Amendment Number Three to Executive 162(m) Bonus Plan	(18)*

10.11	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(11) *

10.12	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(12) *

10.13	Employment Agreement dated May 2, 2002 with David Jaffe	(11) *

10.14	Amendment No. 1, dated January 1, 2009, to David Jaffe Employment Agreement	(18)*

10.15	Amendment No. 2, dated September 22, 2011, to David Jaffe Employment Agreement	(18)*

10.16	Employment Agreement dated April 23, 2010 with Michael W. Rayden	(13)*

10.17	Employment Agreement dated July 26, 2005 with Gene L. Wexler	(14) *

10.18	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(15) *

10.19	Consulting Agreement dated May 23, 2012 with Burt Steinberg Retail Consulting Ltd.

10.20	Executive Severance Plan dated as of March 3, 2010	(16)*

10.21	Amendment No. 1 to Executive Severance Plan	(18)*

10.22	Form of Indemnification Agreement, adopted January 1, 2011, for Members of the Board of Directors and certain executive officers	(18)*

10.23	Amended and Restated Credit Agreement, dated as of January 3, 2011, among the Company, the Borrowing Subsidiaries, the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	(17)

10.24	Term Credit Agreement, dated June 14, 2012, among the Company, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	(17)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(8)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

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

References as follows:
(1)	Current Report on Form 8-K filed on June 25, 2009 by the Dress Barn, Inc. (Exhibit 2.1)

(2)	Annex I to November 18, 2010 Definitive Proxy Statement filed by The Dress Barn, Inc.

(3)	The Company’s Current Report on Form 8-K filed on May 2, 2012 (Exhibit 2.1)

(4)	Annexes II, III and IV to November 18, 2010 Proxy Statement filed by The Dress Barn, Inc.

(5)	The Company’s Current Report on Form 8-K filed January 3, 2011 (Exhibit 3.1).

(6)	Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2 82916) declared effective May 4, 1983 filed by the Dress Barn, Inc. (Exhibit 10(l)).

(7)	Annual Report on Form 10-K for the fiscal year ended July 25, 1992 filed by the Dress Barn, Inc. (Exhibit 10(h)(h)).

(8)	Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 25, 1993 filed by the Dress Barn, Inc. (Exhibit 28).

(9)	Annual Report on Form 10-K for the fiscal year ended July 27, 1996 filed by the Dress Barn, Inc. (Exhibit 10(nn)).

(10)	November 9, 2009 Proxy Statement filed by the Dress Barn, Inc. (Annex A).

(11)	Annual Report on Form 10-K for the fiscal year ended July 27, 2002 filed by the Dress Barn, Inc. (Exhibits 10(t)(t) and 10(u)(u)).

(12)	Current Report on Form 8-K filed July 13, 2006 filed by the Dress Barn, Inc. (Exhibit 99.1).

(13)	Quarterly Report on Form 8-K filed April 29, 2010 filed by the Dress Barn, Inc. (Exhibit 10.1).

(14)	Annual Report on Form 10-K for the fiscal year ended July 30, 2005 filed by the Dress Barn, Inc. (Exhibit 10.25).

(15)	Current Report on Form 8-K filed August 30, 2006 filed by the Dress Barn, Inc. (Exhibit 99.1).

(16)	Current Report on Form 8-K filed April 22, 2010 filed by the Dress Barn, Inc. (Exhibit 10.1).

(17)	The Company’s Report on Form 8-K filed June 15, 2012 (Exhibits 10.1 and 10.2)

(18)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011 (Exhibits 10.5, 10.7, 10.9, 10.10, 10.12, 10.16, 10.17, 10.23 and 10.24)

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

Ascena Retail Group, Inc.

Date: September 26, 2012	by	/s/ DAVID JAFFE
David Jaffe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe	Chairman of the Board and Founder	September 26, 2012

/s/ DAVID JAFFE
David Jaffe	Director, President and	September 26, 2012
Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL W. RAYDEN
Michael W. Rayden	Director	September 26, 2012

/s/ KATE BUGGELN
Kate Buggeln	Director	September 26, 2012

/s/ KLAUS EPPLER
Klaus Eppler	Director	September 26, 2012

/s/ RANDY L. PEARCE
Randy L. Pearce	Director	September 26, 2012

/s/ JOHN USDAN
John Usdan	Director	September 26, 2012

/s/ ARMAND CORREIA
Armand Correia	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 26, 2012

/s/ JAY LEVINE
Jay Levine	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	September 26, 2012

ASCENA RETAIL GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All schedules are omitted because either they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	July 28, 2012	July 30, 2011
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$164.3	$243.5
Short-term investments	1.4	54.1
Inventories	533.4	365.3
Assets related to discontinued operations	133.6	—
Deferred tax assets	48.7	25.3
Prepaid expenses and other current assets	158.8	72.3
Total current assets	1,040.2	760.5
Non-current investments	3.2	138.5
Property and equipment, net	674.2	489.0
Goodwill	593.2	234.3
Other intangible assets, net	453.7	184.2
Other assets	42.6	33.1
Total assets	$2,807.1	$1,839.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$252.8	$181.9
Accrued expenses and other current liabilities	261.2	162.4
Deferred income	42.7	32.3
Liabilities related to discontinued operations	118.6	—
Income taxes payable	6.1	5.6
Current portion of long-term debt	4.2	—
Total current liabilities	685.6	382.2
Long-term debt	322.4	—
Lease-related liabilities	240.5	169.2
Deferred income taxes	60.6	45.7
Other non-current liabilities	157.1	84.5
Commitments and contingencies (Note 17)
Total liabilities	1,466.2	681.6

Equity:
Common stock, par value $0.01 per share; 154.8 million shares issued and outstanding in each period	1.5	1.5
Additional paid-in capital	528.8	472.1
Retained earnings	811.9	686.8
Accumulated other comprehensive (loss)	(1.3)	(2.4)
Total equity	1,340.9	1,158.0
Total liabilities and equity	$2,807.1	$1,839.6

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(millions, except per share data)

Net sales	$3,353.3	$2,914.0	$2,374.6
Cost of goods sold	(1,474.7)	(1,260.8)	(1,036.7)
Gross margin	1,878.6	1,653.2	1,337.9

Other costs and expenses:
Occupancy, distribution and buying costs	(542.3)	(483.4)	(398.5)
Selling, general and administrative expenses	(936.3)	(790.2)	(650.3)
Depreciation and amortization expense	(107.4)	(89.8)	(71.6)
Total other costs and expenses	(1,586.0)	(1,363.4)	(1,120.4)
Operating income	292.6	289.8	217.5

Interest expense	(4.3)	(2.5)	(6.6)
Interest and other income, net	4.7	1.1	4.3
Acquisition-related costs	(14.0)	—	—
Loss on extinguishment of debt (Note 14)	—	(4.0)	(5.8)
Income from continuing operations before provision for income taxes	279.0	284.4	209.4
Provision for income taxes from continuing operations	(107.2)	(113.9)	(76.0)
Income from continuing operations	171.8	170.5	133.4
Loss from discontinued operations, net of taxes (1)	(9.6)	—	—
Net income	$162.2	$170.5	$133.4

Net income per common share - basic:
Continuing operations	$1.12	$1.09	$0.92
Discontinued operations	(0.06)	—	—
Total net income per basic common share	$1.06	$1.09	$0.92

Net income per common share – diluted:
Continuing operations	$1.08	$1.05	$0.87
Discontinued operations	(0.06)	—	—
Total net income per diluted common share	$1.02	$1.05	$0.87

Weighted average common shares outstanding:
Basic	153.5	156.1	144.4
Diluted	159.4	161.8	154.0

(1) Loss from discontinued operations is presented net of a $5.1 million income tax benefit for the year ended July 28, 2012.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(millions)
Net income	$162.2	$170.5	$133.4
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available for sale:
Net change in unrealized gains (losses) on available-for-sale investments (1)	2.6	1.9	4.1
Less reclassification adjustment for gains included in net income (1)	(1.3)	—	—
Total	1.3	1.9	4.1
Foreign currency translation adjustment	(0.2)	—	—
Total other comprehensive (loss) income	1.1	1.9	4.1
Total comprehensive income	$163.3	$172.4	$137.5

(1) No tax benefits have been provided in any period primarily due to the uncertainty of realization of cumulative capital loss tax benefits.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(millions)
Cash flows from operating activities:
Net income	$162.2	$170.5	$133.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	107.4	89.8	71.6
Deferred income tax expense (benefit)	(5.3)	16.9	14.7
Deferred rent and other occupancy costs	(24.6)	(24.2)	(18.1)
Loss on extinguishment of debt (Note 14)	—	4.0	5.8
Loss (gain) on sale of assets	(8.2)	2.5	—
Non-cash stock-based compensation expense	28.4	19.7	10.0
Non-cash impairments of assets	2.2	4.6	10.7
Non-cash interest expense	0.9	2.8	4.0
Other non-cash expense	(11.0)	(4.7)	(3.8)
Excess tax benefits from stock-based compensation	(11.7)	(5.7)	(5.8)
Changes in operating assets and liabilities:
Inventories	26.5	(45.1)	(10.2)
Accounts payable and accrued liabilities	(18.3)	17.9	7.2
Deferred income liabilities	2.9	8.3	4.7
Lease-related liabilities	27.9	14.5	7.7
Other balance sheet changes	44.4	9.0	(0.5)
Changes in net assets related to discontinued operations	37.8	—	—
Net cash provided by operating activities	361.5	280.8	231.4

Cash flows from investing activities:
Purchase price paid in acquisitions, net of cash acquired (Note 5)	(683.9)	—	82.8
Purchases of investments	(99.8)	(176.0)	(78.3)
Proceeds from sales and maturities of investments	293.6	86.0	140.4
Investment in life insurance policies	—	(5.1)	(3.3)
Proceeds from the sale of assets	38.2	—	—
Capital expenditures	(150.4)	(102.1)	(65.2)
Net cash (used in) provided by investing activities	(602.3)	(197.2)	76.4

Cash flows from financing activities:
Proceeds from borrowings	322.0	—	—
Repayments of debt (Notes 5 and 14)	(144.2)	(29.2)	(286.7)
Payment of deferred financing costs	(7.4)	(1.4)	(4.4)
Repurchases of common stock	(37.2)	(72.9)	(37.9)
Proceeds from stock options exercised and employee stock purchases	16.7	17.1	15.2
Excess tax benefits from stock-based compensation	11.7	5.7	5.8
Net cash provided by (used in) financing activities	161.6	(80.7)	(308.0)

Net increase (decrease) in cash and cash equivalents	(79.2)	2.9	(0.2)
Cash and cash equivalents at beginning of period	243.5	240.6	240.8

Cash and cash equivalents at end of period	$164.3	$243.5	$240.6

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In	Retained		Total Ascena Retail Group,	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	AOCI (a)	Inc. Equity	Interest	Equity
Balance, July 25, 2009	60.2	$3.0	$145.3	$493.7	$(8.4)	$633.6	$(1.2)	$632.4
Retroactive treatment for Fiscal 2012 stock split	60.3	(1.8)	1.8
Adjusted balance, July 25, 2009	120.5	1.2	147.1	493.7	(8.4)	633.6	(1.2)	632.4
Net income				133.4		133.4		133.4
Total other comprehensive income					4.1	4.1		4.1
Change in non-controlling interest						—	(0.2)	(0.2)
Shares issued and equity grants made pursuant to stock-based compensation plans(b)	3.6		31.0			31.0		31.0
Repurchases and retirements of common stock(c)	(3.1)			(37.9)		(37.9)		(37.9)
Shares issued in connection with the Tween Brands Merger	23.6	0.2	251.0			251.2		251.2
Redemption of convertible debt (d)	12.5	0.1	0.6			0.7		0.7
Balance, July 31, 2010	157.1	$1.5	$429.7	$589.2	$(4.3)	$1,016.1	$(1.4)	$1,014.7
Net income				170.5		170.5		170.5
Total other comprehensive income					1.9	1.9		1.9
Change in non-controlling interest							1.4	1.4
Shares issued and equity grants made pursuant to stock-based compensation plans(b)	2.7		42.4			42.4		42.4
Repurchases and retirements of common stock(c)	(5.0)			(72.9)		(72.9)		(72.9)
Balance, July 30, 2011	154.8	$1.5	$472.1	$686.8	$(2.4)	$1,158.0	$—	$1,158.0
Net income				162.2		162.2		162.2
Total other comprehensive income					1.1	1.1		1.1
Shares issued and equity grants made pursuant to stock-based compensation plans(b)	2.7		56.7			56.7		56.7
Repurchases and retirements of common stock(c)	(2.7)			(37.1)		(37.1)		(37.1)
Balance, July 28, 2012	154.8	$1.5	$528.8	$811.9	$(1.3)	$1,340.9	$—	$1,340.9

(a)	Accumulated other comprehensive income (loss) (“AOCI”), which consists substantially of net unrealized gains and losses on available-for-sale securities.
(b)	Includes income tax benefits relating to stock-based compensation arrangements of approximately $7.3 million in Fiscal 2012, $5.7 million in Fiscal 2011, and $5.8 million in Fiscal 2010.
(c)	Shares of common stock repurchased historically have been retired, resulting in a net decrease to retained earnings.
(d)	Includes income tax benefits of $14.7 million recorded in additional paid-in capital relating to the redemption of convertible debt.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On June 14, 2012, the Company acquired Charming Shoppes, Inc. (“Charming Shoppes”) and its related family of retail brands. Accordingly, the Company now operates, through its wholly owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company now operates (through its subsidiaries) approximately 3,800 stores throughout the United States, Puerto Rico and Canada, with annual revenues on a pro forma basis of over $4.5 billion for the fiscal year ended July 28, 2012, giving effect to the acquisition of Charming Shoppes as of the beginning of such year. Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 942 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls. The Lane Bryant segment includes approximately 805 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 35 to 55 age range. The maurices segment includes approximately 832 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 827 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 422 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

2. Basis of Presentation

Basis of Consolidation

The consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), and present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP. There were no variable interest entities as of July 28, 2012.

All significant intercompany balances and transactions have been eliminated in consolidation.

Common Stock Split

On April 3, 2012, the Company effected a two-for-one common stock split in the form of a 100% stock dividend, to stockholders of record at the close of business on March 20, 2012. All common share and per common share data, except par value per share, presented in the consolidated financial statements and the accompanying notes has been adjusted to reflect the stock split.

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

Fiscal Year

The company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012"); fiscal year 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”); and fiscal year 2010 ended July 31, 2010 and reflected a 53-week period (“Fiscal 2010”).

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial position and operating results of the Company’s newly acquired sourcing operations of Charming Shoppes located in Hong Kong (“Charming Sourcing”) are reported on a one-month lag. Accordingly, the Company’s operating results for Fiscal 2012 include the operating results of Charming Sourcing for only a two-week, post-acquisition period ended June 30, 2012. The net effect of this reporting lag is not material to the consolidated financial statements.

Discontinued Operations

In connection with the acquisition of Charming Shoppes in June 2012, certain acquired businesses have been classified as a component of discontinued operations within the consolidated financial statements.

In particular, the Company announced, contemporaneously with the closing of the acquisition of Charming Shoppes, its intent to cease operating the acquired Fashion Bug business. The Fashion Bug business, consisting of approximately 600 retail stores, is expected to be closed down by early in calendar year 2013 through an orderly liquidation of the related net assets.

In addition, the Company also announced, contemporaneously with the closing of the acquisition of Charming Shoppes, its intent to sell the acquired Figi’s business. The Figi’s business, which markets food and specialty gift products, is expected to be sold by the one-year anniversary date of the closing of the acquisition of Charming Shoppes.

As those businesses are available for disposal in their present conditions and active disposition efforts have already been implemented at prices that are reasonable in relation to current fair value, such businesses have been classified as discontinued operations within the consolidated financial statements. As such, assets and liabilities relating to discontinued operations have been segregated and separately disclosed in the balance sheet as of the end of Fiscal 2012. In turn, operating results for those businesses, including $66.4 million of revenues for the post-acquisition period in Fiscal 2012, have also been segregated and reported separately in the statement of operations for Fiscal 2012.

The major components of assets and liabilities related to discontinued operations are summarized below:

July 28, 2012
(millions)
Accounts receivable	$6.8
Inventory	77.2
Property and equipment, net	31.9
Intangible assets, net	5.0
Other assets	12.7
Total assets related to discontinued operations	$133.6

Accounts payable and accrued expenses	$93.6
Lease-related liabilities	18.0
Other liabilities	7.0
Total liabilities related to discontinued operations	$118.6

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2011, the Company completed an internal corporate reorganization and established a new holding company, named Ascena Retail Group, Inc., to own the interests of each of the Justice, maurices and dressbarn brands through wholly owned subsidiaries. In connection therewith, beginning in Fiscal 2012, the Company implemented a new methodology to allocate corporate overhead costs to each of its operating segments on a reasonable basis.

In order to conform to this new cost allocation methodology, the Company has recasted historically reported segment operating results in order to enhance the comparability of its segmental operating performance. There have been no changes in total net sales, total operating income, or total depreciation and amortization expense as a result of this change. See Note 20 for further discussion of the Company’s segment information and the effect of this change.

Occupancy, Distribution and Buying Costs

Historically, the Company included occupancy, distribution and buying costs within cost of goods sold on the face of its statement of operations. However, in the fourth quarter of Fiscal 2012, in connection with conforming the financial presentation of Charming Shoppes, the Company decided to present each of the aggregate of occupancy, distribution and buying costs and gross margin separately on the face of its statement of operations. In addition, certain costs, such as store utility costs, were reclassified from selling, general and administrative expenses to occupancy, distribution and buying costs. Financial information for all prior periods has been reclassified in order to conform to the current period’s presentation. There have been no changes in historical operating income or historical net income for any period as a result of these changes.

Other Reclassifications

Certain other immaterial reclassifications also have been made to the prior period’s financial information in order to conform to the current period’s presentation.

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

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable. The changes in the sales return reserve for each period are summarized below:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(millions)
Balance at beginning of period	$4.6	$4.8	$1.9
Additions from acquisitions	2.0	—	9.0
Additions – charged to income	12.0	12.5	11.2
Adjustments and/or deductions	(11.1)	(12.7)	(17.3)
Balance at end of period	$7.5	$4.6	$4.8

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

Cost of Goods Sold

Cost of goods sold (“COGS”) consists of all costs of merchandise (net of purchase discounts and vendor allowances), merchandise acquisition costs (primarily commissions and import fees), in-bound freight to our distribution centers, and changes in reserve levels for inventory realizability and shrinkage.

Our cost of goods sold may not be comparable to those of other entities. Some entities, like us, exclude costs related to their distribution network buying function and store occupancy costs from cost of goods sold and include them in other costs and expenses, whereas other entities include costs related to their distribution network, buying function and all store occupancy costs in their cost of goods sold.

Occupancy, Distribution, and Buying Costs

Occupancy, distribution and buying costs consist of store occupancy and utility costs (excluding depreciation), out-bound freight (including costs to ship merchandise between our distribution centers and our retail stores), and all costs associated with the buying and distribution functions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under COGS. SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, insurance costs, legal costs and costs related to other administrative services.

Shipping and Handling

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as a component of occupancy, distribution, and buying costs. Shipping and handling costs were approximately $17.9 million in Fiscal 2012, $12.1 million in Fiscal 2011 and $4.4 million in Fiscal 2010.

Marketing and Advertising Costs

Marketing and advertising costs are included in SG&A expenses. Except for direct-response advertising costs related to the newly acquired Figi’s business that are classified as part of discontinued operations, marketing and advertising costs are expensed when the advertisement is first exhibited. Marketing and advertising expenses from continuing operations were $81.5 million for Fiscal 2012, $69.6 million for Fiscal 2011, and $50.3 million for Fiscal 2010. Deferred marketing and advertising costs from continuing operations, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were not material at the end of either Fiscal 2012 or Fiscal 2011.

With regards to direct-response advertising costs related to the newly acquired Figi’s business, all direct costs incurred in the development, production and circulation of the direct-mail catalogs are deferred until the related catalog is mailed. Those capitalized costs are then recognized as an expense over the expected sales realization cycle of the related catalog, which is generally within one to six months. Such deferred, direct-response advertising costs were not material at the end of Fiscal 2012.

Foreign Currency Translation and Transactions

The financial position and operating results of foreign operations are primarily consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation gains or losses are included in the consolidated statements of comprehensive income, and in the consolidated statements of equity, as a component of accumulated other comprehensive income (“AOCI”), and are not material for any period presented.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported separately in the consolidated statements of comprehensive income, consists of net income (loss) and other gains and losses affecting equity that, under US GAAP, are excluded from net income (loss). The components of other comprehensive income for the Company primarily consist of unrealized gains and losses on available-for-sale investments and foreign currency translation gains and losses.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Fiscal Years Ended
	July 28,	July 30,	July 31,
	2012	2011	2010
	(millions)
Basic	153.5	156.1	144.4
Dilutive effect of stock options, restricted stock, restricted stock units and convertible debt securities	5.9	5.7	9.6
Diluted shares	159.4	161.8	154.0

During the second quarter of Fiscal 2010, the Company redeemed all of its convertible notes and, as a result, the 12.4 million shares issued upon the debt extinguishment are now included in the outstanding shares from January 27, 2010. See Note 14 for further details.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of the end of Fiscal 2012, Fiscal 2011 and Fiscal 2010 there was an aggregate of approximately 1.3 million, 3.6 million and 3.6 million respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

Stock-Based Compensation

The Company expenses all share-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company primarily uses the Black-Scholes valuation method to determine the grant date fair value of its stock-based compensation.

See Note 19 for further discussion of the Company's stock-based compensation plans.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company classifies its investments in securities at the time of purchase into one of three categories: held-to-maturity, available-for-sale or trading. The Company re-evaluates such classifications on a quarterly basis. Held-to-maturity investments would normally consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, as adjusted for the amortization of premiums and discounts. Available-for-sale investments have historically consisted primarily of municipal bonds and auction rate securities (“ARS”), which are recorded at fair value. Unrealized gains and losses on available-for-sale investments are classified as a component of AOCI in the consolidated balance sheets, and realized gains or losses are recognized by the specific identification method and are classified as a component of interest and other income, net, in the consolidated statement of operations. Trading securities would normally consist of securities that are acquired by the Company with the intent of selling in the near term. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within interest and other income, net, in the accompanying consolidated statements of operations. The Company normally does not hold any trading securities.

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

See Note 7 for further information relating to the Company's investments.

Concentration of Credit Risk

The Company maintains cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at July 28, 2012. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, the Company cannot be assured it will not experience losses on its deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings and improvements	10-40 years
Distribution center equipment and machinery	3-20 years
Leasehold improvements	Shorter of the useful life or expected term of the lease
Furniture, fixtures, and equipment	2-10 years
Informational technology	3-10 years

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company performs its annual impairment assessment of goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year. Based on the results of the impairment assessment for Fiscal 2012, the Company confirmed the fair value of its reporting units (excluding the newly acquired reporting units of Charming Shoppes) substantially exceeded their respective carrying values and were not at risk of impairment. There has been no goodwill impairment losses recorded for any of the periods presented.

See Note 10 for additional discussion of the Company’s goodwill and other intangible assets.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 28, 2012 and July 30, 2011, these reserves were $19.3 million and $14.8 million, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. The Company’s stop-loss insurance coverage for individual claims ranges between $200,000 and $500,000, depending on which of the Company’s multiple insurance carriers the associate is insured under. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

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

See Note 15 for additional discussion of the Company’s income taxes.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. A contingent rent liability is recognized together with the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Financial Instruments

The carrying value of the Company's financial instruments approximates fair value, except for certain differences relating to ARS and certain other financial instruments. However, other than differences in the ARS as disclosed in Note 7, these differences were not significant as of July 28, 2012 or July 30, 2011. The fair value of financial instruments generally is determined by reference to fair market values resulting from the trading of the instruments on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates derived through the use of present value or other valuation techniques.

See Notes 7 and 8 for further discussion of the Company's financial instruments.

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

Losses allocated to the non-controlling interest amounted to $0.2 million in Fiscal 2011. Such amounts are not presented separately in the consolidated statements of operation due to immateriality. Rather, such amounts are classified within interest and other income (loss), net, in the accompanying consolidated statements of operations.

In June 2011, the Company sold the investment. See Note 5 for further discussion.

4. Recently Issued Accounting Standards

Presentation of Comprehensive Income

Under existing US GAAP, entities are permitted to present other comprehensive income and its components under one of three alternative presentations, including within the statement of changes in equity which is how the Company historically presented it. In June 2011, the FASB issued amended guidance for presenting comprehensive income. Under that new guidance, entities are required to present other comprehensive income and its components as either one continuous statement of net income and comprehensive income, or in two separate but consecutive statements. The new guidance does not change the items that must be reported as part of comprehensive income or when those items should be reclassified to net income. The new guidance was adopted by the Company at the end of Fiscal 2012, and was retrospectively applied to all periods presented through the presentation of a separate statement of comprehensive income.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Acquisitions and Dispositions

The Charming Shoppes Acquisition

In June 2012, the Company acquired Charming Shoppes, which owns and operates multiple retail brands through over 1,800 retail stores and e-commerce operations including: Lane Bryant; Catherines; Fashion Bug; and Figi’s, in an all cash transaction at $7.35 per share, for an aggregate purchase price of $882.1 million (excluding the assumption of debt and transaction costs) (collectively, the “Charming Shoppes Acquisition”). The acquisition was funded with $325 million from new borrowings including (a) a $300 million six-year, variable-rate term loan and (b) $25 million of borrowings under the Company’s existing revolving credit facility, which was amended in connection with the transaction. The remainder was funded through available cash and equivalents and the liquidation of substantially all of the Company’s investment portfolio.

The Company accounted for the Charming Shoppes Acquisition under the purchase method of accounting for business combinations. Accordingly, the cost to acquire such assets was allocated to the underlying net assets in proportion to estimates of their respective fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. Given the close proximity of the closing date of the acquisition to the end of the Company’s fiscal year, the allocation of the purchase price to the underlying net assets is preliminary at this time. The Company does not expect to finalize its valuation of the net assets acquired until the Fall of 2012, particularly as it relates to the valuation of both of the Fashion Bug and Figi’s businesses.

The acquisition cost of $882.1 million was allocated to the acquired net assets on a preliminary basis based on their respective estimated fair values, as follows: cash and cash equivalents of $203.5 million; inventories of $194.6 million; net assets related to discontinued operations of $52.8 million; other current and non-current assets of $89.6 million; net current and non-current deferred tax assets of $98.4 million; property and equipment of $170.6 million; non-tax deductible goodwill of $358.9 million; intangible assets (consisting primarily of brands and trademarks) of $270.7 million; current liabilities of $196.9 million; long-term debt of $146.2 million; and other net liabilities of $213.9 million.

The values assigned to brand names and trademarks were derived using the relief-from-royalties method under the income valuation approach. This approach is used to estimate the cost savings that accrue for the owner of an intangible asset who would otherwise have to pay royalties or licensing fees on revenues earned through the use of the asset if they had not owned the rights to use the assets. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value.

The results of operations of Charming Shoppes have been consolidated in the Company’s results of operations commencing on June 14, 2012, the effective date of the Charming Shoppes Acquisition. Such post-acquisition results included in the Company’s consolidated statement of operations for Fiscal 2012 consist of the following:

Fiscal Year Ended
July 28, 2012
(millions)
Net sales	$156.1
Loss from continuing operations	(37.8)
Loss from discontinued operations, net of taxes	(9.6)
Net loss	(47.4)

The above results relating to the Charming Shoppes Acquisition exclude $14.0 million of transaction costs, which were expensed as incurred by the Company and have been presented separately in the consolidated statement of operations for Fiscal 2012. However, the above results include a one-time, pretax charge of $14.0 million to settle certain pre-existing, equity awards held by employees of Charming Shoppes at the date of acquisition.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited pro forma financial information is presented to supplement the historical financial information presented herein relating to the Charming Shoppes Acquisition and the related redemption of substantially all of the Charming Shoppes convertible notes, as more fully described in Note 14. This pro forma information has been prepared as if the Charming Shoppes acquisition and related redemption of its convertible notes had occurred as of the beginning of Fiscal 2011. The pro forma financial information is not indicative of the operating results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of the Company’s future operating results.

	Fiscal Year Ended
	July 28, 2012	July 30, 2011
	(millions, except per share data)
Pro forma net sales	$4,535.5	$4,239.1
Pro forma income from continuing operations	$145.7	$137.7
Pro forma net income from continuing operations per common share:
Basic	$0.95	$0.88
Diluted	$0.91	$0.85

The Tween Brands Merger

In November 2009, the Company acquired Tween Brands, Inc. (“Tween Brands”), which owned the operations of Justice, in a stock-for-stock merger (the “Tween Brands Merger”). The Company issued 23.4 million shares of common stock and $1.0 million in cash for all of the issued and outstanding shares of common stock of Tween Brands and all outstanding stock options of Tween Brands that were subsequently cancelled. The total acquisition cost (excluding the assumption of debt) was $252.2 million.

The Company accounted for the Tween Brands Merger as a business combination during the second quarter of Fiscal 2010. Accordingly, the acquisition cost (excluding the assumption of debt) of $252.2 million has been allocated to the net assets acquired based on their respective fair values as follows: inventory of $116.2 million; trade name intangible asset of $68.2 million; franchise rights and other intangible assets of $15.7 million; non-tax deductible goodwill of $99.0 million; debt of $162.9 million; and other net assets of $116.0 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs of $5.8 million were expensed as incurred during Fiscal 2010 and classified within SG&A expenses in the consolidated statements of operations.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The results of operations of Tween Brands have been consolidated in the Company’s results of operations commencing on November 25, 2009, the effective date of the Tween Brands Merger. Accordingly, the following unaudited pro forma financial information is presented to supplement the historical financial information presented herein for Fiscal 2010. This pro forma financial information has been prepared as if the Tween Brands Merger had occurred as of the beginning of Fiscal 2010. The pro forma financial information is not indicative of the operating results that would have been obtained had the transaction actually occurred as of that date, nor is it necessarily indicative of the Company’s future operating results.

Fiscal Year Ended
July 31,
2010
(millions, except per share data)
Pro forma net sales	$2,697.1
Pro forma net income	$143.1
Pro forma net income per common share:
Basic	$1.88
Diluted	$1.77

Sale of Investment

In June 2011, the Company sold a 65%-owned investment for a nominal amount of cash and certain contingent consideration. The contingent consideration gives the company the right to receive 65% of the proceeds realized by the owners of the company in excess of $1 million (and up to a maximum of $8 million) upon the occurrence of certain future realization events as defined in the underlying agreements, such as upon the sale of any interest in the company to a third party, a dividend or distribution by the company, or any other recapitalization or other similar event involving the equity of the company. Due to the significant uncertainty of realizing any of the contingent consideration, the Company did not recognize a receivable at July 30, 2011. During Fiscal 2012, the Company exchanged its contingent interest in the investee for an additional 15% common equity interest, which had nominal value. No gain or loss was recognized on that exchange nor was a value placed on the additional common equity interest. In July 2012, this previously owned investee filed for bankruptcy protection.

As a result of the Fiscal 2011 transaction, the Company recognized a $2.5 million pretax loss in Fiscal 2011, which has been classified within interest and other income, net, in the accompanying consolidated statements of operations. The sale of this investment did not have, nor is it expected to continue to have, a material effect on the Company’s consolidated financial position or results of operations.

6. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	July 28, 2012	July 30, 2011
	(millions)
Justice	$154.1	$148.3
Lane Bryant (a)	139.3	—
maurices	94.1	90.8
dressbarn	111.1	126.2
Catherines (a)	34.8	—
Total inventories	$533.4	$365.3

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012 and, therefore, inventory amounts for Lane Bryant and Catherines are not included as of July 30, 2011.

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

The following table summarizes the Company’s short-term and non-current investments by maturity date that were recorded in the consolidated balance sheets as of July 28, 2012 and July 30, 2011.

	July 28, 2012				July 30, 2011
	<1 year	1- 3 years	Over 3 years	Total	<1 year	1- 3 years	Over 3 years	Total
				(millions)
Available-for-sale investments-short-term:
Municipal bonds	$—	$—	$—	$—	$52.7	$—	$—	$52.7
Restricted cash	1.4	—	—	1.4	1.4	—	—	1.4
Total short-term investments	1.4	—	—	1.4	54.1	—	—	54.1

Available-for-sale investments-non-current:
Municipal bonds	—	—	—	—	—	102.7	23.8	126.5
Auction rate securities	—	—	2.7	2.7	—	—	12.0	12.0
Total non-current available-for-sale investments	—	—	2.7	2.7	—	102.7	35.8	138.5
Other non-current investments	0.5	—	—	0.5	—	—	—	—
Total non-current investments	0.5	—	2.7	3.2	—	102.7	35.8	138.5
Total Investments	$1.9	$—	$2.7	$4.6	$54.1	$102.7	$35.8	$192.6

In connection with the funding requirements to consummate the Charming Shoppes Acquisition, the Company liquidated substantially all of its investment portfolio during the fourth quarter of Fiscal 2012. Proceeds from the sale of the investment portfolio during the fourth quarter of Fiscal 2012 were approximately $240 million. The Company recognized a related realized gain of approximately $1 million in connection with the sales of such investments, which has been classified as a component of interest and other income, net, in the accompanying consolidated financial statement of operations for Fiscal 2012.

Auction rate securities (“ARS”) are variable-rate debt securities. ARS have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Interest is paid at the end of each auction period. After $11.7 million of ARS were called for redemption at par during Fiscal 2012, the Company has one investment in ARS remaining, with a book value of $2.7 million and a par value of $3.9 million. This investment is collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. This ARS is classified as a non-current asset in our consolidated balance sheet as of July 28, 2012 because of our inability to determine when it can be sold. This security is currently paying in accordance with its contractual terms, and as such, management does not intend to sell it, nor does it believe any individual unrealized loss at July 28, 2012 represents an other-than-temporary impairment.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis:

	July 28, 2012	July 30, 2011
	(millions)
Financial assets carried at fair value:
Municipal bonds(a)	$—	$179.2
Auction rate securities(b)	2.7	12.0
Total	$2.7	$191.2

(a)	Based on Level 1 measurements.
(b)	Based on Level 3 measurements.

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

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

	Fiscal Years Ended
Level 3 (Unobservable inputs)	July 28, 2012	July 30, 2011
	(millions)
Balance at beginning of period	$12.0	$22.7
Change in temporary valuation adjustment included in OCI	2.4	1.1
Redemptions at par	(11.7)	(11.8)
Balance at end of period	$2.7	$12.0

Cash, cash equivalents and restricted cash are recorded at carrying value, which approximates fair value. Available-for-sale investments in debt securities, which consist of ARS at July 28, 2012 and ARS and municipal bonds at July 30, 2011, are recorded at fair value, which was lower than the related cost basis in the investments by approximately $1.2 million at July 28, 2012 and $2.4 million at July 30, 2011. As the Company’s primary debt obligations are variable rate, there are no significant differences between the fair value and carrying value of the Company’s debt obligations.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Property and Equipment

Property and equipment, net, consist of the following:

	July 28, 2012	July 30, 2011
Property and Equipment:	(millions)
Land	$29.4	$16.5
Buildings and improvements	53.1	78.0
Leasehold improvements	453.0	332.0
Furniture, fixtures and equipment	335.1	271.3
Information technology	182.7	148.8
Construction in progress	72.0	36.6
	1,125.3	883.2
Less accumulated depreciation	(451.1)	(394.2)
Property and equipment, net	$674.2	$489.0

The increase in property and equipment is partially due to the Charming Shoppes Acquisition, which was consummated on June 14, 2012. See Note 5 for further reference.

Buildings

Sale of New York Facility

In May 2012, the Company sold its 900,000 square-foot building and 16 acres of adjacent land (the “New York Facility”) in Suffern, NY, which contains Ascena and dressbarn’s administrative offices and the former warehouse space of dressbarn, for approximately $40.0 million. Simultaneously, the Company entered into a two-year leaseback for a minor portion of the building of approximately 124,000 square-feet of office space, which is cancelable at any time subject to a 10-day notice period. The transaction resulted in a pretax gain of approximately $6.9 million, which has been classified in SG&A expenses, within operating income, in the accompanying consolidated statement of operations for Fiscal 2012.

Purchase of New Jersey Office Building

In April 2012, the Company purchased a 137,000 square-foot building in Mahwah, NJ, for $14.6 million. Upon completion of the Company’s planned renovations and expansion, which are anticipated to be completed by the end of calendar 2013, the building will become the new administrative offices for Ascena and the dressbarn brand.

As an incentive for the Company to relocate its offices to New Jersey, the Company was approved, under the Grow New Jersey Assistance Program, for up to an annual $3.2 million tax credit for ten years, aggregating to an amount no greater than $32.4 million. The tax credits are subject to certain requirements including: (i) a required capital expenditure spending threshold for qualified improvements to the facility, (ii) the continued maintenance of certain employee levels for ten years in the new facility and in the State of New Jersey, and (iii) certain average employee compensation thresholds, as well as other stated requirements. In the event the Company fails to comply with the program rules, the credit will be suspended starting in the year when the Company fails to comply and until the Company is deemed again to be in compliance by the State of New Jersey, at which time it will be reinstated. The credits obtained from the program will be used by the Company to reduce its annual New Jersey corporate income tax liability and tax provision and, to the extent not used, carried forward or sold to a third party for an amount not less than 75% of face value.

In addition to the incentives described above to relocate its offices to New Jersey, the Company was approved, under the Business Employment Incentive Program, to receive an annual cash grant for up to ten years based on the number of new jobs created in New Jersey. The grant is available up to a maximum of $50 thousand per employee over the course of the grant, subject to certain restrictions. In particular, the grant is subject to certain limits based on the amount of employee income taxes withheld and the number of new positions created, and is also subject to certain claw back provisions based on the length of time employment is sustained in New Jersey. These cash grants are expected to total between $4 and $6 million over the ten-year grant period.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Goodwill and Other Intangible Assets

As discussed in Note 3, goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are subject to annual impairment testing. Finite-lived intangible assets continue to be amortized over their respective estimated useful lives. Based on the results of the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets in each of Fiscal 2012, Fiscal 2011 and Fiscal 2010, no impairment charges were deemed necessary in Fiscal 2012 and Fiscal 2011. However, a $2.0 million impairment charge to reduce the carrying value of an indefinite-lived trade name was recorded in our maurices segment in Fiscal 2010. See Note 11 for further reference. There were no cumulative goodwill losses to date.

Goodwill

The following analysis details the changes in goodwill for each reportable segment during Fiscal 2012 and Fiscal 2011:

	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
	(millions)
Balance at July 31, 2010	$99.0	$—	$130.7	$—	$0.0	$229.7
Acquisition-related activity	4.6	—	—	—	0.0	4.6
Balance at July 30, 2011	103.6	—	130.7	—	0.0	234.3
Acquisition-related activity	—	332.1	—	—	26.8	358.9
Balance at July 28, 2012	$103.6	$332.1	$130.7	$—	$26.8	$593.2

Other Intangible Assets

Other intangible assets consist of the following:

	July 28, 2012			July 30, 2011
Description	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Proprietary technology	$6.5	$(4.0)	$2.5	$6.5	$(3.1)	$3.4
Customer relationships	2.7	(2.2)	0.5	2.2	(2.1)	0.1
Trade names	5.3	(0.6)	4.7	1.6	(0.4)	1.2
Total intangible assets subject to amortization	14.5	(6.8)	7.7	10.3	(5.6)	4.7

Intangible assets not subject to amortization:
Brands and trademarks	435.1	—	435.1	168.6	—	168.6
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	446.0	—	446.0	179.5	—	179.5
Total intangible assets	$460.5	$(6.8)	$453.7	$189.8	$(5.6)	$184.2

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization

The Company recognized amortization expense on other intangible assets of $1.2 million in Fiscal 2012, $1.4 million in Fiscal 2011, and $1.2 million in Fiscal 2010, which is classified within depreciation and amortization expense in the accompanying consolidated statements of operations. The Company amortizes its finite-lived intangible assets primarily over the following weighted-average periods: propriety technology - 6 years; customer relationships – 3 years; and finite-lived trade names – 3 years. In addition, the weighted-average life of all finite-lived intangibles assets is 4 years. Based on the amount of intangible assets subject to amortization as of July 28, 2012, the expected amortization for each of the next five fiscal years is as follows:

Amortization Expense
(millions)
Fiscal 2013	$2.5
Fiscal 2014	2.5
Fiscal 2015	2.4
Fiscal 2016	0.2
Fiscal 2017	0.1
Total	$7.7

11. Impairments

Long-Lived Assets Impairment

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Impairment losses for retail store-related assets are included as a component of SG&A expenses in the accompanying consolidated statement of operations for all periods.

Fiscal 2012 Impairment

During the Fiscal year ended July 28, 2012, the Company recorded an aggregate of $2.2 million in non-cash impairment charges, including $0.2 million in its Justice segment, $1.0 million in its maurices segment, and $1.0 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. There were no impairment charges recorded at Lane Bryant or Catherines.

Fiscal 2011 Impairment

During the Fiscal year ended July 30, 2011, the Company recorded an aggregate of $4.6 million in non-cash impairment charges, including $0.4 million in its Justice segment, $0.8 million in its maurices segment, and $3.4 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores.

Fiscal 2010 Impairment

During the Fiscal year ended July 31, 2010, the Company recorded an aggregate $8.7 million in non-cash impairment charges, including $2.9 million in its Justice segment, $2.1 million in its maurices segment, and $3.7 million in its dressbarn segment,. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores.

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

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. In addition, in evaluating finite-lived intangible assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Due to a decline in operating performance in Fiscal 2010, the Company recorded a non-cash impairment charge of $2.0 million in our maurices segment to reduce the carrying value of the Studio Y trade name to its estimated fair value using the relief-from-royalties method under the income valuation approach. Such amounts are classified within SG&A expense in the accompanying consolidated statements of operation. No impairment was recorded on other indefinite-lived intangible assets in Fiscal 2012 and 2011.

12. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	July 28, 2012	July 30, 2011
	(millions)
Prepaid expenses	$74.8	$27.3
Accounts receivable	37.9	24.3
Other current assets	46.1	20.7
Total prepaid expenses and other current assets	$158.8	$72.3

The increase in prepaid expenses and other current assets is primarily due to the Charming Shoppes Acquisition, which was consummated on June 14, 2012. See Note 5 for further reference.

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 28, 2012	July 30, 2011
	(millions)
Accrued salary, wages and related expenses	$125.1	$70.6
Accrued operating expenses	91.4	72.6
Sales and other taxes payable	20.8	12.6
Other	23.9	6.6
Total accrued expenses and other current liabilities	$261.2	$162.4

The increase in accrued expenses and other current liabilities is primarily due to the Charming Shoppes Acquisition, which was consummated on June 14, 2012. See Note 5 for further detail.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Debt

Debt consists of the following:	July 28, 2012	July 30, 2011
	(millions)
Term loan (a)	$297.2	$—
Revolving credit agreement	20.0	—
Charming Shoppes convertible notes	1.2	—
Mortgage notes	8.2	—
	326.6	—
Less: current portion	(4.2)	—
Total long-term debt	$322.4	$—

(a) The Term Loan is presented net of a $2.8 million original issue discount as of July 28, 2012.

The Charming Shoppes Acquisition was partially funded with $325 million from new borrowings, including (a) $300 million of borrowings under a six-year term loan (the “Term Loan”), as described more fully below, and (b) $25 million of borrowings under our existing revolving credit agreement, which was amended in connection with the transaction. In addition, the Company assumed approximately $149 million principal amount of indebtedness of Charming Shoppes, consisting of approximately $141 million of convertible notes and approximately $8 million of mortgages on certain owned real estate. As described further below, substantially all of the assumed obligations for the convertible notes were redeemed in July 2012.

Term Loan

The $300 million Term Loan matures on June 14, 2018, and has mandatory quarterly repayments of 0.25%, or approximately $0.75 million, with a remaining balloon payment required at maturity. The Term Loan has been recorded net of an original issue discount of $3 million, which is being amortized to interest expense over the contractual life of the Term Loan. The Company has the right to prepay the Term Loan in any amount and at any time. Interest rates under the Term Loan are variable and are calculated using a base rate equal to the greater of (i) prime rate, (ii) federal funds rate, or (iii) LIBO rate (subject to a 1% floor); plus an applicable margin ranging from 225 basis points to 375 basis points based on a combination of the type of borrowing (prime or LIBOR) and the Company’s total leverage ratio existing at the end of the previous fiscal quarter.

Revolving Credit Agreement

In June 2012, in connection with the Charming Shoppes Acquisition, the Company amended its existing revolving credit facility (the (“Revolving Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A., as administrative agent. The principal changes in terms related to expanding borrowing availability from $200 million to $250 million and an extension of the maturity date of the borrowing arrangement from January 2016 to June 2017.

The Revolving Credit Agreement now provides a senior secured revolving credit facility for up to $250 million of availability, with an optional additional increase of up to $50 million. The Revolving Credit Agreement expires in June 2017. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. The Revolving Credit Agreement may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes. The Revolving Credit Agreement includes a $175 million letter of credit sublimit, of which $40 million can be used for standby letters of credit, and a $25 million swing loan sublimit.

Borrowings under the Revolving Credit Agreement bear interest at a variable rate determined using a base rate equal to the greater of (i) prime rate, (ii) federal funds rate, or (iii) LIBO rate; plus an applicable margin ranging from 50 basis points to 200 basis points based a combination of the type of borrowing (prime or LIBOR) and the Company’s average borrowing availability during the previous fiscal quarter.

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in the amount of 37.5 basis points per annum.

As of July 28, 2012, after taking in account the $22.2 million in outstanding letters of credit and the use of $20.0 million in availability from the Revolving Credit Agreement, the Company had $207.8 million available under the Revolving Credit Agreement.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Term Loan and the amendment of the Revolving Credit Agreement, the Company paid $7.4 million of financing fees. The Company has deferred these fees and is amortizing them to interest expense over the contractual life of the borrowing arrangements.

Restrictions under the Term Loan and Revolving Credit Agreement

The Term Loan and Revolving Credit Agreement are subject to similar restrictions, as summarized below.

The Term Loan has financial covenants with respect to a senior secured leverage ratio, which is defined as a ratio of senior secured indebtedness to consolidated EBITDA. For such purposes, consolidated EBITDA is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) non-recurring, acquisition-related expenses, and (v) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a maximum senior secured leverage ratio for any period of four consecutive quarters of no greater than 1.75 to 1.00. As of July 28, 2012, the actual senior secured leverage ratio was 0.61 to 1.00. The Company was in compliance with all financial covenants contained in the Term Loan as of July 28, 2012.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses, and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of July 28, 2012, the actual fixed charge coverage ratio was 1.43 to 1.00. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of July 28, 2012.

In addition to the above, the borrowing agreements contain customary negative covenants, subject to negotiated exceptions, on (i) liens and guarantees, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions, (vi) restricted payments, cash dividends and certain other restrictive agreements. The borrowing agreements also contain customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

The Company’s obligations under the borrowing agreements are guaranteed by certain of its domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security under the borrowing agreements and the guarantees thereof, the Company and the Subsidiary Guarantors have granted to the administrative agent for the benefit of the lenders, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory and certain material real estate.

Charming Shoppes Convertible Notes

In connection with the Charming Shoppes Acquisition, the Company assumed $140.5 million aggregate principal amount of Charming Shoppes’s 1.125% Senior Convertible Notes Due 2014 (the “Charming Convertible Notes”). In conjunction with the change-in-control of Charming Shoppes, pursuant to the terms of the indenture governing the Charming Convertible Notes, each security holder had the right to require Charming Shoppes to repurchase all of its outstanding notes for the principal amount of the notes, plus accrued and unpaid interest to the repurchase date of July 27, 2012 (the “Convertible Notes Redemption”). 99.2% of the Charming Convertible Notes were redeemed and total disbursements were $140.4 million, consisting of $139.2 million of principal and $1.2 million of interest thereon. The Convertible Notes Redemption was funded through available cash on hand. $1.2 million aggregate principal amount of Charming Convertible Notes remain outstanding after the Convertible Notes Redemption, and such notes are no longer convertible into Charming Shoppes’s common stock. No gain or loss was recognized in connection with the Convertible Notes Redemption.

In connection with the Charming Shoppes Acquisition, the Company also settled related common stock warrants, which were historically entered into by Charming Shoppes as a hedge against the potential dilution related to the Charming Convertible Notes, for an aggregate cost of $5.3 million. The settlement of the warrants was funded through available cash on hand. No gain or loss was recognized in connection with the settlement of the common stock warrants.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Mortgage Notes

Greencastle Mortgage

In connection with the Charming Shoppes Acquisition, the Company assumed a $7.8 million mortgage obligation (the “Greencastle Mortgage”) on Charming Shoppes’s owned distribution center in Greencastle, Indiana. The Greencastle Mortgage bears interest at a fixed rate of 6.07%. The Greencastle Mortgage has mandatory monthly payments of $110,000 with a remaining balloon payment of $1.4 million required at maturity in October 2019. The Greencastle Mortgage may be prepaid generally upon the payment of a make-whole premium to holders of the mortgage note.

Suffern Mortgage

In connection with the 2003 purchase of the Company’s Suffern, New York facility, a subsidiary of the company borrowed $34.0 million under a 5.33% rate mortgage loan. This mortgage loan (the “Suffern Mortgage”) was collateralized by a mortgage lien on such facility, of which the major portion is the Company’s corporate offices and the dressbarn brand’s offices. In July 2011, the Company prepaid the outstanding principal balance of the Suffern Mortgage in full. The payment of approximately $28 million resulted in a $4.0 million pretax loss on the extinguishment of debt in Fiscal 2011, which has been disclosed separately on the face of the accompanying consolidated statements of operations.

Fiscal 2010 Redemption of Convertible Senior Notes

During the second quarter of Fiscal 2010, the Company conducted a tender offer (the “Offer”) for all of its outstanding Convertible Senior Notes due December 2024 (the “Convertible Notes”).  All of the then outstanding Convertible Notes, with an aggregate balance of $112.5 million, were validly tendered for exchange and not withdrawn as of January 23, 2010, the expiration date of the Offer. The fair value of the Convertible Notes tendered equaled $101.9 million upon the Offer. Total consideration for the Offer was $273.4 million and consisted of: $112.5 million of cash for the face amount of the Convertible Notes; cash of $4.5 million as inducement to exchange ($40 per $1,000 principal amount of the Convertible Notes); and the issuance of approximately 12.5 million shares of our common stock valued at $156.4 million. Each $1,000 Convertible Note holder was entitled to receive: $1,000 principal amount of the Convertible Note; a $40 inducement payment for conversion of the Convertible Note; accrued and unpaid interest of $2.92; and 55.3341 shares of the Company’s common stock with an aggregate fair value of $1,387.99 per Convertible Note. As a result of the extinguishment of debt, the Company reduced deferred tax liabilities by $14.6 million and reduced taxes payable by $0.2 million, with a corresponding increase to additional paid-in capital of $14.8 million. The Company also recognized a pretax loss of $5.8 million consisting of $4.5 million related to the inducement amount and $1.3 million which is equal to the difference between the net book value and the fair value of the Convertible Notes upon redemption. Additionally, in December 2009, in a private transaction, the Company accepted for exchange $2.5 million of the Convertible Notes for an aggregate cash amount of approximately $5.4 million. The loss associated with the December 2009 exchange was de minimus to our consolidated financial statements. As of July 30, 2011 and July 31, 2010, there were no Convertible Notes outstanding.

Other Letters of Credit

As of July 28, 2012, the Company had also issued $54.5 million of private label letters of credit relating to the importation of merchandise.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Income Taxes

Taxes on Income

Domestic and foreign pretax income from continuing operations are as follows:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(millions)
Domestic	$237.9	$253.9	$194.0
Foreign	41.1	30.5	15.4
Total income from continuing operations before provision for income taxes	$279.0	$284.4	$209.4

Provisions (benefits) from continuing operations for current and deferred income taxes are as follows:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(millions)
Current:
Federal (a)	$66.6	$69.6	$55.8
State and local (a)	16.4	14.9	10.0
Foreign	7.9	6.6	3.3
	90.9	91.1	69.1
Deferred:
Federal	20.6	20.8	5.5
State and local	(4.4)	2.5	1.5
Foreign	0.1	(0.5)	(0.1)
	16.3	22.8	6.9
Total provision for income taxes from continuing operations	$107.2	$113.9	$76.0

(a)	Excludes federal, state and local tax benefits of approximately $7.3 million in Fiscal 2012, $5.7 million in Fiscal 2011 and $5.8 million in Fiscal 2010 resulting from stock-based compensation arrangements. Such amounts were recorded within equity.

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided for continuing operations are as set forth below:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
Provision for income taxes from continuing operations at the U.S. federal statutory rate	$97.7	$99.5	$73.3
Increase (decrease) due to:
State and local income taxes, net of federal benefit	9.0	11.3	7.4
Net change relating to uncertain income tax benefits	(5.5)	(1.4)	(4.3)
Other – net	6.0	4.5	(0.4)
Total provision for income taxes from continuing operations	$107.2	$113.9	$76.0

The Company's effective tax rate is higher than the statutory rate principally as a result of state income tax costs attributable to the Company’s domestic retail and procurement businesses, as well as certain non-deductible costs for which the Company is not expected to receive a tax benefit.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Taxes

Significant components of the Company's net deferred tax assets (liabilities) are as follows:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011
	(millions)
Deferred tax assets:
Inventory capitalization and inventory-related items	$6.0	$10.6
Tax credit and net operating loss carryforwards	64.9	—
Capital loss carryover and unrealized losses	1.4	3.5
Accrued payroll & benefits	60.7	32.5
Share-based compensation	19.5	12.4
Straight-line rent	41.4	45.9
Federal benefit of uncertain tax positions	15.7	11.9
Other items	51.3	15.0
Total deferred tax assets	260.9	131.8
Deferred tax liabilities:
Depreciation	88.6	63.8
Intangibles	163.3	67.7
Other items	9.1	17.2
Total deferred tax liabilities	261.0	148.7
Valuation allowance	(11.8)	(3.5)
Net deferred tax assets (liabilities)	$(11.9)	$(20.4)

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S.  In 2012, the Company changed its assertion regarding $9.0 million of earnings and used those earnings to fund the Canadian expansion reversing $1.7 million of U.S. deferred taxes previously provided, bringing the total of indefinitely reinvested earnings outside the U.S. to $15 million.  Future capital requirements of the Company’s international business operations might cause management to change its assertion in regard to some portion of the foreign earnings on which U.S. taxes have been provided, resulting in a reversal of additional federal deferred tax liabilities.

Effective with the closing of the Charming Shoppes Acquisition, Charming Shoppes’s federal consolidated group ceased to exist and the companies acquired as a result of the transaction joined the Company’s federal consolidated group. As part of the acquisition, the Company acquired the pre-existing federal and state net operating loss carryforwards, tax credits and charitable contribution carryovers of Charming Shoppes valued at $69.3 million. The Company expects to utilize the acquired net operating loss carryforwards, tax credits and unexpired charitable contributions carryovers in future periods, subject to annual section 382 and other statutory limitations. At the end of Fiscal 2012, the Company had an $11.8 million valuation allowance against the aggregate carrying value of its deferred tax assets, which included $10.1 million against the aforementioned tax attributes acquired as part of the Charming Shoppes Acquisition. Such valuation allowances provide for the uncertainty that a portion of the recognized deferred tax assets may not be realizable. In Fiscal 2012, the Company reversed a net $1.8 million of valuation allowances into income, primarily relating to capital loss carryovers that became realizable during the period.

During Fiscal 2011, the Company recorded a decrease in its valuation allowance of $0.7 million, primarily due to a decrease in a deferred tax asset relating to unrealized losses on investments.

Net Operating Loss Carry Forwards

As of July 28, 2012, the Company has U.S. Federal net operating loss carryforwards of $140.2 million and state net operating loss carryforwards of $74.4 million that are available to offset future U.S. Federal and state taxable income.  The majority of the U.S. Federal net operating losses have a twenty-year carryforward period, and expire between Fiscal 2028 and Fiscal 2031.  The state net operating losses have carryforward periods of five to twenty years, with varying expiration dates and amounts as follows:  $6.7 million in one to five years, $25.0 million in six to ten years, $21.4 million in eleven to fifteen years, and $21.3 in sixteen to twenty years.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Uncertain Income Tax Benefits

Reconciliation of Liabilities

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for each fiscal year is presented below:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(millions)
Unrecognized tax benefit beginning balance	$17.4	$19.3	$18.1
Additions related to acquisitions	35.7	—	7.6
Additions related to current period tax positions	0.7	1.3	4.6
Additions related to tax positions in prior years	0.7	1.5	1.1
Reductions related to prior period tax positions	(7.0)	(3.7)	(8.0)
Reductions related to settlements with taxing authorities	(2.1)	(0.5)	(3.6)
Reductions related to expiration of statute of limitations	(4.9)	(0.5)	(0.5)
Unrecognized tax benefit ending balance	$40.5	$17.4	$19.3

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for each fiscal year is presented below:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(millions)
Accrued interest and penalties beginning balance	$5.1	$4.6	$5.2
Additions related to acquisitions	18.7	—	—
Additions (reductions) charged to expense	(2.6)	0.5	(0.6)
Accrued interest and penalties ending balance	$21.2	$5.1	$4.6

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is included in other non-current liabilities in the accompanying consolidated balance sheets, was $61.7 million as of July 28, 2012 and $21.9 million as of July 30, 2011.

Future Changes in Unrecognized Tax Benefits

The amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $9.2 million during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future. The Company’s portion of gross unrecognized tax benefits that would affect its effective tax rate, including interest and penalties, is $42.7 million (increase of $38.5 million in this amount from the Charming Shoppe acquisition).

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2005.

16. Employee Benefit Plans

Retirement Savings Plan (401 (k))

The Company sponsors a defined contribution retirement savings plan (401(k)). This plan covers substantially all eligible U.S. employees, except current employees of Charming Shoppes. Participating employees may contribute a percentage of their annual compensation, subject to certain limitations under the Internal Revenue Code. The Company contributes a matching amount equal to 50% of the first 5% of salary contributed by an employee. Under the terms of the plan, an employee is 100% vested in Company matching contributions after three years of accredited service. The Company incurred expenses of approximately $3.1 million in Fiscal 2012, $2.7 million in Fiscal 2011 and $2.3 million in Fiscal 2010, relating to its contributions to and administration of the 401(k) plan.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With regards to employees of Charming Shoppes, the Company assumed a $0.3 million liability relating to Charming Shoppes defined contribution retirement savings plan. It is expected that such plan will be terminated in Fiscal 2013 and that employees of Charming Shoppes will become eligible to participate in the Company’s 401(k) plan. Post-acquisition, defined-contribution expenses relating to the Charming Shoppes retirement savings plan were not material in Fiscal 2012.

Executive Retirement Plan

The Company sponsors an Executive Retirement Plan (the “ERP Plan”) for certain officers and key executives, which currently does not include officers and executives of Charming Shoppes. The ERP Plan is a non-qualified deferred compensation plan.  The purpose of the ERP Plan is to attract and retain a select group of management or highly compensated employees and to provide them with an opportunity to defer compensation on a pretax basis above Internal Revenue Service limitations.  ERP Plan balances cannot be rolled over to another qualified plan or IRA upon distribution.  Unlike a qualified plan, the Company is not required to pre-fund the benefits payable under the ERP Plan.

ERP Plan participants can contribute up to 95% of base salary and bonus, before federal and state taxes are calculated.  The Company makes a matching contribution to the ERP Plan in the amount of 100% on the first 5% of base salary and bonus deferred. Employees vest immediately in their voluntary deferrals, but employer matching contributions are subject to a 5-year vesting requirement. The Company made matching contributions of approximately $2.2 million in Fiscal 2012, $2.1 million in Fiscal 2011 and $1.0 million in Fiscal 2010 relating to the ERP Plan. In addition, as the ERP Plan is unfunded by the Company, the Company is also required to pay an investment return to participating employees on all account balances in the ERP Plan based on 27 reference investment fund elections offered to participating employees. As a result, the Company’s obligations under the ERP Plan are subject to market appreciation and depreciation, which resulted in expense of $1.4 million in Fiscal 2012, $5.4 million in Fiscal 2011 and $2.3 million in Fiscal 2010. The Company’s obligations under the ERP Plan, including employee compensation deferrals, matching employer contributions and investment returns on account balances, were $49.6 million as of July 28, 2012 and $42.3 million as of July 30, 2011. Such amounts are classified within “Other non-current liabilities” in the accompanying consolidated balance sheets.

In addition, in connection with the Charming Shoppes Acquisition, the Company assumed a $9.2 million liability relating to a non-qualified, deferred compensation plan of Charming Shoppes. Charming Shoppes had suspended all provisions for matching company contributions prior to the acquisition and settled such liability prior to July 28, 2012. It is expected that such plan will be terminated in Fiscal 2013 and that certain officers and executives of Charming Shoppes will become eligible to participate in the Company’s ERP plan. Post-acquisition expenses relating to the Charming Shoppes non-qualified, deferred-compensation plan were not material in Fiscal 2012.

Employee Stock Purchase Plan

The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of the Company’s common stock during each quarterly offering period at a 10% discount through bi-weekly payroll deductions. Expenses incurred during Fiscal 2012, Fiscal 2011 and Fiscal 2010 relating to this plan were de minimus.

17. Commitments and Contingencies

Lease Commitments

The Company leases all of its retail stores. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term of approximately 10 years with one or more 5-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. The Company also receives rental income and reimbursement for taxes and common area maintenance charges primarily from two tenants that occupy a portion of our Suffern, NY facility. Such rental income was $1.1 million for Fiscal 2012 and $1.8 million for each of Fiscal 2011 and 2010. Such amounts are classified within “Interest and other income, net” in the accompanying consolidated statements of operations.

The Company’s operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 28, 2012. The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under the operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of occupancy costs follows:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(millions)
Base rentals	$269.0	$245.9	$212.1
Percentage rentals	14.1	12.1	9.4
Other occupancy costs, primarily CAM and real estate taxes	88.3	78.5	69.9
	371.4	336.5	291.4
Less: Rental income from third parties	(1.1)	(1.8)	(1.8)
Total	$370.3	$334.7	$289.6

The following is a schedule of future minimum rentals under non-cancelable operating leases as of July 28, 2012:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2013	$382.7
2014	327.2
2015	276.4
2016	228.5
2017	175.9
Subsequent years	311.5
Total future minimum rentals	$1,702.2

(a)	Net of sublease income, which is not significant in any period.
(b)	Although certain leases are cancelable if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with Related Parties

The Company leases two stores from its Chairman or related trusts. Future minimum rentals under such related-party leases are approximately $0.4 million annually and in the aggregate $1.5 million, which have been included in the above table. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense under these leases amounted to approximately $0.4 million in Fiscal 2012, $0.4 million in Fiscal 2011 and $0.4 million in Fiscal 2010.

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances, as do other agreements with certain key executives of Charming Shoppes that provide enhanced severance benefits upon an involuntary termination or other conditions generally within a two-year period of time from the effective date of the Charming Shoppes Acquisition.

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

Other off-balance sheet firm commitments, which primarily include inventory purchase commitments and outstanding letters of credit, amounted to approximately $573.8 million as of July 28, 2012.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Matters

Six lawsuits were filed challenging the proposed acquisition of Charming Shoppes by Ascena. Five of these lawsuits have been consolidated in state court in Pennsylvania, and one case remains in Federal court in Pennsylvania. In general, plaintiffs sued the Charming Shoppes’ board of directors for breach of their fiduciary duties under Pennsylvania state law in connection with the sales process, negotiations and public disclosures about the transaction. Ascena was sued for allegedly aiding and abetting the Charming Shoppes’ board of directors’ breach of their fiduciary duties. The parties reached an agreement in principle to settle the state and federal litigations on the basis of supplemental disclosures only, and settlement papers are expected to be filed with the court shortly. Pursuant to the settlement, Plaintiffs will seek an award of attorneys’ fees from the court, and any award will be paid by Ascena, as Charming Shoppes’ parent company. The amount of attorneys’ fees so payable is not expected to have a material adverse effect on the Company’s consolidated financial statements.

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

In addition to the litigation discussed above, the Company is, and in the future may be, involved in various lawsuits, claims or proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements.

18. Equity

Capital Stock

The Company’s capital stock consists of one class of common stock and one class of preferred stock. There are 360 million shares of common stock authorized to be issued and 100 thousand shares of preferred stock authorized to be issued. There are no shares of preferred stock issued and outstanding.

Common Stock Split

In April 2012, the Company effected a two-for-one common stock split (“stock split”) to stockholders of record at the close of business on March 20, 2012. The stock split was effectuated through a 100% stock dividend and entitled each stockholder of record to receive one additional share of common stock for each share of common stock they owned. As such, approximately 77.0 million shares outstanding immediately prior to the stock split were converted into 153.9 million shares after the stock split. The Company recorded an increase in common stock of $0.8 million and corresponding decrease in additional-paid-in-capital as a result of the stock split. In addition, the number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and other restricted equity awards has been adjusted to reflect the stock split. All common share and per common share data, except par value per share, presented in the consolidated financial statements and the accompanying notes has been adjusted to reflect the stock split.

Common Stock Repurchase Program

In Fiscal 2010, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”). The program was then expanded in Fiscal 2011 to cover an additional $100 million of authorized purchases. Under the 2010 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions.

In Fiscal 2012, 2.7 million shares of common stock were repurchased by the Company at an aggregate cost of $37.2 million under its repurchase program. In Fiscal 2011, 5.0 million shares of common stock were repurchased by the Company at an aggregate cost of $72.9 million under its repurchase program. In Fiscal 2010, 3.1 million shares of common stock were repurchased by the Company at an aggregate cost of $37.9 million. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at July 28, 2012.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion and are payable when declared by the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company’s Revolving Credit Agreement as described in the Note 14, “Revolving Credit Agreement.”

The Ascena Reorganization

Effective January 1, 2011, Ascena became the successor reporting company to The Dress Barn, Inc. pursuant to an internal corporate reorganization (the “Ascena Reorganization”). As part of the reorganization, each of The Dress Barn, Inc., Maurices Incorporated and Tween Brands, which operate under the dressbarn, maurices and Justice brands, respectively, became wholly owned subsidiaries of a new holding company named Ascena Retail Group, Inc. The Dress Barn, Inc.’s shareholders became stockholders of Ascena on a one-for-one basis, holding the same number of shares and same ownership percentages after the reorganization as they held immediately prior to the reorganization.

The reorganization was effectuated through the conversion of 78.9 million shares of The Dress Barn, Inc.’s common stock (with a par value of $0.05 per share) into an equal number of shares of Ascena common stock (with a par value of $0.01 per share). The conversion resulted in a decrease in the par value of common stock in the accompanying consolidated balance sheet during the second quarter of Fiscal 2011 with a corresponding increase in additional paid-in-capital. The Ascena Reorganization was accounted for as a reorganization of entities under common control; therefore, there was no revaluation of The Dress Barn, Inc.’s consolidated assets and liabilities, and the Company continues to use the historical cost basis method of accounting.

19. Stock-Based Compensation

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

As of July 28, 2012, there were approximately 7.3 million shares under the 2010 Stock Plan available for future grants. All of the Company’s prior stock option plans have expired as to the ability to grant new options. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	July 28,	July 30,	July 31,
	2012	2011	2010
	(millions)
Compensation expense	$28.4	$19.7	$10.0
Income tax benefit	$(10.7)	$(7.6)	$(3.8)

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

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
Expected term (years)	3.9	3.8	3.9
Expected volatility	41.7%	46.9%	47.6%
Risk-free interest rate	0.9%	1.3%	2.2%
Expected dividend yield	0%	0%	0%
Weighted-average grant date fair value	$4.77	$5.31	$4.07

A summary of the stock option activity under all plans during Fiscal 2012 is as follows:

	July 28, 2012
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding- July 30, 2011	13,829.6	$8.46	6.4	$106.4
Granted	3,091.1	13.29
Exercised	(2,378.5)	6.94
Cancelled/Forfeited	(439.2)	11.27
Options outstanding – July 28, 2012	14,103.0	$9.69	6.4	$130.1

Options vested and expected to vest at July 28, 2012 (b)	13,648.0	$10.01	6.4	$126.8
Options exercisable at July 28, 2012	6,466.4	$7.60	4.6	$73.1

(a) The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b) The number of options expected to vest takes into consideration estimated expected forfeitures.

As of July 28, 2012, there was $23.8 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. The total intrinsic value of options exercised during Fiscal 2012 was approximately $25.5 million, Fiscal 2011 was approximately $21.4 million, and during Fiscal 2010 was approximately $20.3 million. The total fair value of options that vested during Fiscal 2012, Fiscal 2011 and Fiscal 2010, was approximately $10.3 million, $8.4 million, and $6.4 million, respectively.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shares of restricted stock and RSUs are issued with either service-based or performance-based conditions, and some even have market-based conditions (collectively, “Restricted Equity Awards”). Service-based Restricted Equity Awards entitle the holder to receive unrestricted shares of common stock of the Company at the end of a vesting period, subject to the grantee’s continuing employment. Service-based Restricted Equity Awards generally vest over a 4 year period of time.

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

A summary of Restricted Equity Awards activity during Fiscal 2012 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 30, 2011	922.3	$12.64	1,352.8	$12.23	437.0	$12.34
Granted	858.9	15.10	574.6	12.74	54.7	12.33
Vested	(328.8)	12.65	—	—	—	—
Cancelled/Forfeited	(246.3)	13.18	(452.4)	11.38	(165.1)	11.23
Nonvested at July 28, 2012	1,206.1	$14.27	1,475.0	$12.69	326.6	$12.90

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards

Total unrecognized compensation at July 28, 2012 (millions)	$12.6	$9.1	$2.0
Weighted-average years expected to be recognized over (years)	3.1	1.4	1.5

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information pertaining to Restricted Equity Awards activity is as follows:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
Service-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$15.10	$13.53	$10.18
Total fair value of awards vested (millions)	$5.0	1.5	1.9

Performance-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$12.74	$13.02	$8.91
Total fair value of awards vested (millions)	—	—	—

Market-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$12.33	$13.77	$7.62
Total fair value of awards vested (millions)	—	—	—

20. Segments

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, e-commerce and licensing. The five reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s executive team to evaluate performance and allocate resources. In identifying reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company’s reports its operations in three reportable segments as follows:

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of the Justice brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and e-commerce operations of the Lane Bryant brand.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of the dressbarn brand.

•	Catherines segment - consists of the specialty retail, outlet and e-commerce operations of the Catherines brand.

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 2 and 3. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

Due to changes in the Company’s corporate overhead cost allocation methodology implemented in Fiscal 2012 as discussed in Note 2, segment information for Fiscal 2011 has been recasted to conform to the current period’s presentation. These changes related entirely to the reallocation of corporate overhead costs to each segment, and had no impact on total net sales, total operating income or total depreciation and amortization expense.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales and operating income for each segment are as follows:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(millions)
Net sales
Justice (a)	$1,306.7	$1,150.0	$711.9
Lane Bryant (b)	119.7	—	—
maurices	852.9	776.5	680.7
dressbarn	1,037.6	987.5	982.0
Catherines (b)	36.4	—	—
Total net sales	$3,353.3	$2,914.0	$2,374.6

Operating income
Justice (a)	$172.5	$129.3	$59.1
Lane Bryant (b)	(10.1)	—	—
maurices	102.7	104.5	84.4
dressbarn	56.9	56.0	74.0
Catherines (b)	(4.0)	—	—
Subtotal	318.0	289.8	217.5
Less unallocated acquisition-related, integration and restructuring costs	(25.4)	—	—
Total operating income	$292.6	$289.8	$217.5

(a) The Tween Brands Merger was consummated on November 25, 2009; therefore data related to Fiscal 2010 is only for a partial period from the merger date to July 31, 2010.

(b) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for Fiscal 2012 is only a partial period from the acquisition date to July 28, 2012.

A reconciliation of the Company’s operating income for each segment under the historical and recasted basis of reporting for Fiscal 2011 and Fiscal 2010 is as follows:

	Fiscal 2011			Fiscal 2010
	As Previously Reported	Adjustment	As Recasted	As Previously Reported	Adjustment	As Recasted
	(millions)
Operating income:
Justice	$137.8	$(8.5)	$129.3	$64.7	$(5.6)	$59.1
maurices	114.6	(10.1)	104.5	93.0	(8.6)	84.4
dressbarn	37.4	18.6	56.0	59.8	14.2	74.0
Total operating income	$289.8	$—	$289.8	$217.5	$—	$217.5

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation and amortization expense and capital expenditures for each segment are as follows:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
	(millions)
Depreciation and amortization expense
Justice (a)	$42.8	$39.0	$23.7
Lane Bryant (b)	5.2	—	—
maurices	26.1	22.2	20.8
dressbarn	32.5	28.6	27.1
Catherines (b)	0.8	—	—-
Total depreciation and amortization expense	$107.4	$89.8	$71.6

Capital expenditures (c)
Justice (a)	$58.9	$34.5	$12.5
Lane Bryant (b)	3.9	—	—
maurices	42.4	36.6	28.0
dressbarn	45.0	31.0	24.7
Catherines (b)	0.2	—	—
Total capital expenditures	$150.4	$102.1	$65.2

(a) The Tween Brands Merger was consummated on November 25, 2009; therefore data related to Fiscal 2010 is only for a partial period from the merger date to July 31, 2010.

(b) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for Fiscal 2012 is only a partial period from the acquisition date to July 28, 2012.

(c) Excludes non-cash capital expenditures of $13.4 million in Fiscal 2012, $3.6 million in Fiscal 2011 and $6.5 million in Fiscal 2010.

Total assets for each segment are as follows:	Fiscal Years Ended
	July 28, 2012	July 30, 2011
	(millions)
Assets
Justice	$694.7	$636.6
Lane Bryant (a)	1,016.4	—
maurices	499.7	486.4
dressbarn	287.3	356.6
Catherines (a)	89.6	—
Corporate (b)	219.4	360.0
Total assets	$2,807.1	$1,839.6

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.

(b) Includes assets specifically identified as Corporate assets, principally cash, investments, other corporate assets and, for Fiscal 2012, assets related to discontinued operations.

The Company’s operations are largely concentrated in the United States and Canada. Accordingly, net revenues and long-lived assets by geographical location are not meaningful at this time.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. Additional Financial Information

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	July 31, 2010
Cash Interest and Taxes:	(millions)

Cash paid for interest	$1.3	$1.4	$2.9
Cash paid for income taxes	$109.4	$94.2	$72.9

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $13.4 million for Fiscal 2012, $3.6 million for Fiscal 2011 and $6.5 million for Fiscal 2010.

In addition, significant non-cash investing activities during Fiscal 2012 included the allocation of the fair value of the net assets acquired in connection with the Charming Shoppes Acquisition (See Note 5 for further discussion). Further, significant non-cash financing activities during 2012 included a two-for-one common stock split (See Note 2 for further discussion).

Significant non-cash investing and financing activities for Fiscal 2011 also included the Ascena Reorganization (see Note 5 for further discussion).

Significant non-cash investing activities during Fiscal 2010 included the issuance of common stock of $251.2 million and the non-cash allocation of the fair value of the net assets acquired in connection with the Tween Brands Merger (see Note 6 for further discussion). Significant non-cash financing activities during Fiscal 2010 included the issuance of common stock of $156.4 million in connection with the redemption of the Company’s Convertible Notes (see Note 15 for further discussion).

There were no other significant non-cash investing or financing activities for Fiscal 2012, Fiscal 2011 or Fiscal 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Suffern, New York

We have audited the accompanying consolidated balance sheets of Ascena Retail Group, Inc. and subsidiaries (the "Company") as of July 28, 2012 and July 30, 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three fiscal years in the period ended July 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Ascena Retail Group, Inc. and subsidiaries as of July 28, 2012 and July 30, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

September 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Suffern, New York

We have audited the internal control over financial reporting of Ascena Retail Group, Inc. and subsidiaries (the "Company") as of July 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Assessment of Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Charming Shoppes, Inc., which was acquired on June 14, 2012 and whose financial statements constitute 44.3% of total assets and 4.7% of revenues of the consolidated financial statement amounts as of and for the year ended July 28, 2012. Accordingly, our audit did not include the internal control over financial reporting at Charming Shoppes, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 28, 2012 of the Company and our report dated September 26, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

September 26, 2012

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

Fiscal Year Ended July 28, 2012	Fourth Quarter (1)	Third Quarter	Second Quarter	First Quarter
	(millions, except per share data)
Net sales	$939.7	$783.3	$862.0	$768.3
Gross margin	501.6	459.9	477.3	439.8
Income from continuing operations	11.2	49.4	63.7	47.5
Loss from discontinued operations, net of taxes	(9.6)	—	—	—
Net income	1.6	49.4	63.7	47.5

Net income per common share - basic:
Continuing operations	$0.07	$0.32	$0.42	$0.31
Discontinued operations	$(0.06)	$—	$—	$—

Net income per common share - diluted:
Continuing operations	$0.07	$0.31	$0.40	$0.30
Discontinued operations	$(0.06)	$—	$—	$—

Fiscal Year Ended July 30, 2011	Fourth Quarter (2)	Third Quarter	Second Quarter	First Quarter
	(millions, except per share data)
Net sales	$725.8	$722.8	$752.2	$713.2
Gross margin	400.2	425.0	416.0	412.0
Income from continuing operations	28.2	51.8	42.5	48.0
Loss from discontinued operations, net of taxes	—	—	—	—
Net income	28.2	51.8	42.5	48.0

Net income per common share:
Basic	$0.18	$0.33	$0.27	$0.31
Diluted	$0.18	$0.32	$0.26	$0.30

Net income per common share - diluted:
Continuing operations	$0.18	$0.32	$0.26	$0.30
Discontinued operations	$—	$—	$—	$—

(1) Includes the Charming Shoppes Acquisition, effective as of June 14, 2012.

(2) Includes losses on the extinguishment of debt of $4.0 million in Fiscal 2011. Refer to Note 14 to the consolidated financial statements for additional information.

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended July 28, 2012 have been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for the fiscal years ended July 25, 2009 and July 26, 2008 have been derived from audited financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ended(1)
	July 28, 2012 (2)	July 30, 2011(3) (4)	July 31, 2010(3) (4)	July 25, 2009	July 26, 2008
	(millions, except for share data)
Statement of Operations Data:
Net sales	$3,353.3	$2,914.0	$2,374.6	$1,494.2	$1,444.2
Depreciation and amortization expense	(107.4)	(89.8)	(71.6)	(48.5)	(48.2)
Operating income	292.6	289.8	217.5	105.0	112.7
Income from continuing operations	$171.8	$170.5	$133.4	$66.6	$71.2

Net income from continuing operations per common share:
Basic	$1.12	$1.09	$0.92	$0.55	$0.59
Diluted	$1.08	$1.05	$0.87	$0.53	$0.55

Balance sheet data:
Cash and cash equivalents	$164.3	$243.5	$240.6	$240.8	$127.2
Short-term investments	1.4	54.1	86.5	113.0	92.7
Non-current investments	3.2	138.5	15.8	30.8	58.4
Working capital (5)	354.6	378.3	356.9	214.7	113.8
Total assets	2,807.1	1,839.6	1,654.1	1,129.2	1,022.7
Total debt	326.6	—	26.0	128.8	125.0
Total equity	$1,340.9	$1,158.0	$1,014.7	$632.4	$566.3

(1) Fiscal 2010 consisted of 53 weeks. All other Fiscal years presented consisted of 52 weeks.

(2) Charming Shoppes Acquisition consummated on June 14, 2012. Refer to Note 5 to the consolidated financial statements for additional information.

(3) Tween Brands Merger consummated in November 2009. Refer to Note 5 to the consolidated financial statements for additional information.

(4) Includes losses on the extinguishment of debt of $4.0 million in Fiscal 2011 and $5.8 million in Fiscal 2010. Refer to Note 15 to the consolidated financial statements for additional information.

(5) Includes net assets related to discontinued operations.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference From
2.1	Agreement and Plan of Merger, dated as of June 24, 2009, among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc.	(1)

2.2	Agreement and Plan of Reorganization, dated as of August 20, 2010, among The Dress Barn, Inc., Ascena Retail Group, Inc. and DB Merger Corp.	(2)

2.3	Agreement and Plan of Merger, dated as of May 1, 2012, among the Company, Colombia Acquisition Corp., and Charming Shoppes, Inc.	(3)

3.1	Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(4)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(5)

3.3	By-Laws of Ascena Retail Group, Inc.	(4)

10.1	Leases of Company premises of which the lessor is Elliot S. Jaffeor members of his family or related trusts:

	10.6.1 Danbury, CT store	(6)

	10.6.2 Norwalk, CT dressbarn/dressbarn Woman store	(7)

10.2	1993 Incentive Stock Option Plan	(8) *

10.3	Amendment No. 1 to 1993 Incentive Stock Option Plan	(18)*

10.4	1995 Stock Option Plan	(9) *

10.5	Amendment No. 1 to 1995 Stock Option Plan	(18)*

10.6	2010 Stock Incentive Plan	(4) *

10.7	Amendment No. 1, dated December 17, 2010, to 2010 Stock Incentive Plan	(18)*

10.8	Amendment No. 2, dated September 22, 2011, to 2010 Stock Incentive Plan	(18)*

10.9	Executive 162(m) Bonus Plan (reflects Amendment Number One, dated August 31, 2009, and Amendment Number Two, dated September 8, 2009)	(10)*

10.10	Amendment Number Three to Executive 162(m) Bonus Plan	(18)*

10.11	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(11) *

10.12	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(12) *

10.13	Employment Agreement dated May 2, 2002 with David Jaffe	(11) *

10.14	Amendment No. 1, dated January 1, 2009, to David Jaffe Employment Agreement	(18)*

10.15	Amendment No. 2, dated September 22, 2011, to David Jaffe Employment Agreement	(18)*

10.16	Employment Agreement dated April 23, 2010 with Michael W. Rayden	(13)*

10.17	Employment Agreement dated July 26, 2005 with Gene L. Wexler	(14) *

10.18	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(15) *

10.19	Consulting Agreement dated May 23, 2012 with Burt Steinberg Retail Consulting Ltd.

10.20	Executive Severance Plan dated as of March 3, 2010	(16)*

10.21	Amendment No. 1 to Executive Severance Plan	(18)*

10.22	Form of Indemnification Agreement, adopted January 1, 2011, for Members of the Board of Directors and certain executive officers	(18)*

10.23	Amended and Restated Credit Agreement, dated as of January 3, 2011, among the Company, the Borrowing Subsidiaries, the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	(17)

10.24	Term Credit Agreement, dated June 14, 2012, among the Company, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	(17)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(8)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

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

References as follows:

(1)	Current Report on Form 8-K filed on June 25, 2009 by the Dress Barn, Inc. (Exhibit 2.1)

(2)	Annex I to November 18, 2010 Definitive Proxy Statement filed by The Dress Barn, Inc.

(3)	The Company’s Current Report on Form 8-K filed on May 2, 2012 (Exhibit 2.1)

(4)	Annexes II, III and IV to November 18, 2010 Proxy Statement filed by The Dress Barn, Inc.

(5)	The Company’s Current Report on Form 8-K filed January 3, 2011 (Exhibit 3.1).

(6)	Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2 82916) declared effective May 4, 1983 filed by the Dress Barn, Inc. (Exhibit 10(l)).

(7)	Annual Report on Form 10-K for the fiscal year ended July 25, 1992 filed by the Dress Barn, Inc. (Exhibit 10(h)(h)).

(8)	Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 25, 1993 filed by the Dress Barn, Inc. (Exhibit 28).

(9)	Annual Report on Form 10-K for the fiscal year ended July 27, 1996 filed by the Dress Barn, Inc. (Exhibit 10(nn)).

(10)	November 9, 2009 Proxy Statement filed by the Dress Barn, Inc. (Annex A).

(11)	Annual Report on Form 10-K for the fiscal year ended July 27, 2002 filed by the Dress Barn, Inc. (Exhibits 10(t)(t) and 10(u)(u)).

(12)	Current Report on Form 8-K filed July 13, 2006 filed by the Dress Barn, Inc. (Exhibit 99.1).

(13)	Quarterly Report on Form 8-K filed April 29, 2010 filed by the Dress Barn, Inc. (Exhibit 10.1).

(14)	Annual Report on Form 10-K for the fiscal year ended July 30, 2005 filed by the Dress Barn, Inc. (Exhibit 10.25).

(15)	Current Report on Form 8-K filed August 30, 2006 filed by the Dress Barn, Inc. (Exhibit 99.1).

(16)	Current Report on Form 8-K filed April 22, 2010 filed by the Dress Barn, Inc. (Exhibit 10.1).

(17)	The Company’s Report on Form 8-K filed June 15, 2012 (Exhibits 10.1 and 10.2)

(18)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011 (Exhibits 10.5, 10.7, 10.9, 10.10, 10.12, 10.16, 10.17, 10.23 and 10.24)

*Each of these exhibits constitute a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this report.

ITEM 15. (c) FINANCIAL STATEMENT SCHEDULES

None