Form 10-Q
period 2012-10-27
Ascena Retail Group, Inc.
filed 2012-12-06
CIK 1498301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2012

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

Yes ☐ No ☒

The Registrant had 157,491,731 shares of common stock outstanding as of November 29, 2012.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	October 27, 2012	July 28, 2012
	(millions, except per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132.6	$164.3
Short-term investments	0.9	1.4
Inventories	604.0	533.4
Assets related to discontinued operations	181.1	133.6
Deferred tax assets	48.9	48.7
Prepaid expenses and other current assets	187.2	158.8
Total current assets	1,154.7	1,040.2
Non-current investments	3.4	3.2
Property and equipment, net	693.8	674.2
Goodwill	597.6	593.2
Other intangible assets, net	453.0	453.7
Other assets	41.8	42.6
Total assets	$2,944.3	$2,807.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$284.6	$252.8
Accrued expenses and other current liabilities	261.5	261.2
Deferred income	41.9	42.7
Liabilities related to discontinued operations	169.3	118.6
Income taxes payable	7.4	6.1
Current portion of long-term debt	3.9	4.2
Total current liabilities	768.6	685.6
Long-term debt	300.8	322.4
Lease-related liabilities	243.4	240.5
Deferred income taxes	75.3	60.6
Other non-current liabilities	150.6	157.1
Commitments and contingencies (Note 11)
Total liabilities	1,538.7	1,466.2

Equity:
Common stock, par value $0.01 per share; 157.4 million and 154.8 million shares issued and outstanding	1.6	1.5
Additional paid-in capital	549.9	528.8
Retained earnings	855.0	811.9
Accumulated other comprehensive (loss)	(0.9)	(1.3)
Total equity	1,405.6	1,340.9
Total liabilities and equity	$2,944.3	$2,807.1

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 27, 2012	October 29, 2011
	(millions, except per share data)
	(unaudited)

Net sales	$1,137.5	$768.3
Cost of goods sold	(481.9)	(328.5)
Gross margin	655.6	439.8

Other costs and expenses:
Buying, distribution and occupancy costs	(205.8)	(126.3)
Selling, general and administrative expenses	(339.3)	(212.9)
Depreciation and amortization expense	(37.6)	(24.1)
Total other costs and expenses	(582.7)	(363.3)
Operating income	72.9	76.5

Interest expense	(4.8)	(0.2)
Interest and other income, net	0.3	0.9
Income from continuing operations before provision for income taxes	68.4	77.2
Provision for income taxes from continuing operations	(22.2)	(29.7)
Income from continuing operations	46.2	47.5
Loss from discontinued operations, net of taxes (1)	(3.1)	—
Net income	$43.1	$47.5

Net income (loss) per common share - basic:
Continuing operations	$0.30	$0.31
Discontinued operations	(0.02)	—
Total net income per basic common share	$0.28	$0.31

Net income (loss) per common share – diluted:
Continuing operations	$0.29	$0.30
Discontinued operations	(0.02)	—
Total net income per diluted common share	$0.27	$0.30

Weighted average common shares outstanding:
Basic	155.0	153.9
Diluted	161.3	158.5

(1) Loss from discontinued operations is presented net of a $3.1 million income tax benefit for the three months ended October 27, 2012.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 27, 2012	October 29, 2011
	(millions)
	(unaudited)
Net income	$43.1	$47.5
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale investments (1)	0.2	(0.2)
Foreign currency translation adjustment	0.2	(0.2)
Total other comprehensive income (loss)	0.4	(0.4)
Total comprehensive income	$43.5	$47.1

(1) No tax benefits have been provided in any period primarily due to the uncertainty of realization of cumulative capital loss tax benefits.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 27, 2012	October 29, 2011
	(millions)
	(unaudited)
Cash flows from operating activities:
Net income	$43.1	$47.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37.6	24.1
Deferred income tax expense	0.4	3.0
Deferred rent and other occupancy costs	(4.1)	(6.9)
Loss on sales of assets	1.5	—
Non-cash stock-based compensation expense	7.5	7.5
Non-cash impairments of assets	0.5	0.9
Non-cash interest expense	0.3	0.2
Other non-cash (income) expense	0.2	0.1
Excess tax benefits from stock-based compensation	(6.8)	(0.3)
Changes in operating assets and liabilities:
Inventories	(73.2)	(36.4)
Accounts payable and accrued liabilities	46.3	7.1
Deferred income liabilities	0.3	0.3
Lease-related liabilities	7.0	7.6
Other balance sheet changes	(31.4)	2.1
Changes in net assets related to discontinued operations	2.1	—
Net cash provided by operating activities	31.3	56.8

Cash flows from investing activities:
Purchases of investments	—	(19.4)
Proceeds from sales and maturities of investments	0.5	19.4
Capital expenditures	(60.5)	(27.6)
Net cash used in investing activities	(60.0)	(27.6)

Cash flows from financing activities:
Repayments of debt	(21.9)	—
Payment of deferred financing costs	(1.7)	—
Repurchases of common stock	—	(28.7)
Proceeds from stock options exercised and employee stock purchases	13.8	1.7
Excess tax benefits from stock-based compensation	6.8	0.3
Net cash used in financing activities	(3.0)	(26.7)

Net increase (decrease) in cash and cash equivalents	(31.7)	2.5
Cash and cash equivalents at beginning of period	164.3	243.5

Cash and cash equivalents at end of period	$132.6	$246.0

See accompanying notes.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On June 14, 2012, the Company acquired Charming Shoppes, Inc. (“Charming Shoppes”) and its related family of retail brands. Accordingly, the Company now operates, through its wholly owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company now operates (through its subsidiaries) approximately 3,900 stores throughout the United States, Puerto Rico and Canada, with annual revenues on a pro forma basis of over $4.5 billion for the fiscal year ended July 28, 2012, giving effect to the acquisition of Charming Shoppes as of the beginning of such year. Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 961 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls. The Lane Bryant segment includes approximately 815 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 35 to 55 age range. The maurices segment includes approximately 840 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 840 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 417 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

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

The consolidated balance sheet data as of July 28, 2012 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended July 28, 2012 (the “Fiscal 2012 10-K”), which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2012 10-K for a complete set of financial statements.

Basis of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP, and present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP. There were no variable interest entities as of October 27, 2012.

All significant intercompany balances and transactions have been eliminated in consolidation.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2013 will end on July 27, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”). The first quarter of Fiscal 2013 ended on October 27, 2012 and was a 13-week period. The first quarter of Fiscal 2012 ended on October 29, 2011 and was also a 13-week period.

The financial position and operating results of the Company’s newly acquired sourcing operations of Charming Shoppes located in Hong Kong (“Charming Sourcing”) are reported on a one-month lag. Accordingly, the Company’s operating results for the first quarter of Fiscal 2013 include the operating results of Charming Sourcing for the post-acquisition period from July 1, 2012 through September 29, 2012. The net effect of this reporting lag is not material to the consolidated financial statements.

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

As those businesses are available for disposal in their present conditions and active disposition efforts have already been implemented at prices that are reasonable in relation to current fair value, such businesses have been classified as discontinued operations within the consolidated financial statements. As such, assets and liabilities relating to discontinued operations have been segregated and separately disclosed in the balance sheets as of October 27, 2012 and July 28, 2012. In turn, operating results for those businesses, including $148.5 million of revenues for the post-acquisition three months ended October 27, 2012, have also been segregated and reported separately in the consolidated financial statements for the first quarter of Fiscal 2013.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major components of assets and liabilities related to discontinued operations are summarized below:

	October 27, 2012	July 28, 2012
	(millions)
Accounts receivable	$7.1	$6.8
Inventories	111.7	77.2
Property and equipment, net	32.1	31.9
Other intangible assets, net	8.0	5.0
Other assets	22.2	12.7
Total assets related to discontinued operations	$181.1	$133.6

Accounts payable and other current liabilities	$148.5	$93.6
Lease-related liabilities	18.0	18.0
Other liabilities	2.8	7.0
Total liabilities related to discontinued operations	$169.3	$118.6

Seasonality of Business

The Company’s business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of the fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift-giving merchandise. The dressbarn and maurices brands have historically experienced lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. The newly acquired Lane Bryant and Catherines brands typically experience peak sales during the Easter, Memorial Day and December holiday seasons. In addition, the Company’s operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix. Accordingly, the Company’s operating results and cash flows for the three-month period ended October 27, 2012 are not necessarily indicative of the operating results and cash flows that may be expected for the full year of Fiscal 2013.

Reclassifications

Buying, Distribution and Occupancy Costs

Historically, the Company included buying, distribution and occupancy costs within cost of goods sold on the face of its statement of operations. However, in the fourth quarter of Fiscal 2012, in connection with conforming the financial presentation of Charming Shoppes, the Company decided to present each of the aggregate of buying, distribution and occupancy costs and gross margin separately on the face of its statement of operations. In addition, certain costs, such as store utility costs, were reclassified from selling, general and administrative expenses to buying, distribution and occupancy costs. Financial information for all prior periods has been reclassified in order to conform to the current period’s presentation. There have been no changes in historical operating income or historical net income for any period as a result of these changes.

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

Our cost of goods sold may not be comparable to those of other entities. Some entities, like us, exclude costs related to their distribution network, buying function and store occupancy costs from cost of goods sold and include them in other costs and expenses, whereas other entities include costs related to their distribution network, buying function and all store occupancy costs in their cost of goods sold.

Buying, Distribution and Occupancy costs

Buying, distribution and occupancy costs consist of store occupancy and utility costs (excluding depreciation), out-bound freight (including costs to ship merchandise between our distribution centers and our retail stores), and all costs associated with the buying and distribution functions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under buying, distribution and occupancy costs. SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, insurance costs, legal costs and costs related to other administrative services.

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

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is included in other non-current liabilities in the accompanying consolidated balance sheets, was $50.7 million as of October 27, 2012 and $61.7 million as of July 28, 2012. The Company’s liability for uncertain tax positions decreased by $11.0 million in the first quarter of Fiscal 2013 primarily as a result of the reversal of certain liabilities associated with uncertain tax positions due largely to the expiration of applicable federal and state income tax statutes of limitations for certain years in the first quarter of Fiscal 2013 and the filing of certain accounting method changes for federal income tax purposes. The amount of this liability is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $6.8 million, excluding interest and penalties, during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	October 27,	October 29,
	2012	2011
	(millions)
Basic	155.0	153.9
Dilutive effect of stock options, restricted stock, restricted stock units and convertible debt securities	6.3	4.6
Diluted shares	161.3	158.5

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of October 27, 2012 and October 29, 2011, there was an aggregate of approximately 3.1 million and 6.4 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

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

The acquisition cost of $882.1 million was allocated to the acquired net assets on a preliminary basis based on their respective estimated fair values, as follows: cash and cash equivalents of $203.5 million; inventories of $192.0 million; net assets related to discontinued operations of $51.7 million; other current and non-current assets of $89.6 million; net current and non-current deferred tax assets of $97.7 million; property and equipment of $170.6 million; non-tax deductible goodwill of $363.3 million; intangible assets (consisting primarily of brands and trademarks) of $270.7 million; current liabilities of $196.9 million; long-term debt of $146.2 million; and other net liabilities of $213.9 million.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The results of operations of Charming Shoppes have been consolidated in the Company’s results of operations commencing on June 14, 2012, the effective date of the Charming Shoppes Acquisition. Such post-acquisition results included in the Company’s consolidated statement of operations for the first quarter of Fiscal 2013 consist of the following:

Three Months Ended
October 27, 2012
(millions)
Net sales	$302.6
Loss from continuing operations	(14.5)
Loss from discontinued operations, net of taxes	(3.1)
Net loss	(17.6)

The following unaudited pro forma financial information is presented to supplement the historical financial information presented herein relating to the Charming Shoppes Acquisition and the related redemption of substantially all of the Charming Shoppes convertible notes, as more fully described in Note 14 to the Company’s consolidated financial statements included in the Fiscal 2012 10-K. This pro forma information has been prepared as if the Charming Shoppes Acquisition and related redemption of its convertible notes had occurred as of the beginning of Fiscal 2012. The pro forma financial information is not indicative of the operating results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of the Company’s future operating results.

Three Months Ended
October 29, 2011
(millions, except per share data)
Pro forma net sales	$1,066.2
Pro forma income from continuing operations	$42.0
Pro forma net income from continuing operations per common share:
Basic	$0.27
Diluted	$0.26

5. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	October 27, 2012	July 28, 2012	October 29, 2011
	(millions)
Justice	$182.2	$154.1	$175.3
Lane Bryant (a)	153.7	139.3	—
maurices	104.1	94.1	99.4
dressbarn	120.8	111.1	127.0
Catherines (a)	43.2	34.8	—
Total inventories	$604.0	$533.4	$401.7
_____________________
(a) The Charming Shoppes Acquisition was consummated on June 14, 2012 and, therefore, inventory amounts for Lane Bryant and Catherines are not included as of October 29, 2011.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Fair Value Measurements

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

Cash, cash equivalents and restricted cash are recorded at carrying value, which approximates fair value. Available-for-sale investments in debt securities, which consist primarily of one investment in auction rate securities (“ARS”), have a book value of $2.9 million and a par value of $3.9 million at October 27, 2012. Those ARS are recorded at fair value using significant unobservable inputs (level three measurements), which was lower than the related cost basis in the investments by approximately $1.0 million at October 27, 2012 and $1.2 million at July 28, 2012. As the Company’s primary debt obligations are variable rate, there are no significant differences between the fair value and carrying value of the Company’s debt obligations.

The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill and other indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair value.

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

Fiscal 2013 Impairment

During the first quarter of Fiscal 2013, the Company recorded an aggregate of $0.5 million in non-cash impairment charges, including $0.3 million in its maurices segment and $0.2 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. There were no impairment charges recorded at Justice, Lane Bryant or Catherines during the first quarter of Fiscal 2013.

Fiscal 2012 Impairment

During the first quarter of Fiscal 2012, the Company recorded an aggregate $0.9 million in non-cash impairment charges, including $0.1 million in its Justice segment, $0.3 million in its maurices segment, and $0.5 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores.

Such impairment charges are included as a component of SG&A expenses in the accompanying consolidated statements of operations for all periods.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt

	October 27,	July 28,
Debt consists of the following:	2012	2012
	(millions)
Term loan (a)	$296.4	$297.2
Revolving credit agreement	—	20.0
Charming Shoppes convertible notes	0.6	1.2
Mortgage notes	7.7	8.2
	304.7	326.6
Less: current portion	(3.9)	(4.2)
Total long-term debt	$300.8	$322.4
_____________________
(a) The Term Loan is presented net of a $2.8 million original issue discount as of both October 27, 2012 and July 28, 2012.

Term Loan

In connection with the funding of the Charming Shoppes Acquisition, the Company incurred a $300 million Term Loan which matures on June 14, 2018. The Term Loan has mandatory quarterly repayments of 0.25%, or approximately $0.75 million, with a remaining balloon payment required at maturity. The Term Loan has been recorded net of an original issue discount of $3 million, which is being amortized to interest expense over the contractual life of the Term Loan. The Company has the right to prepay the Term Loan in any amount and at any time. Interest rates under the Term Loan are variable and are calculated using a base rate equal to the greater of (i) prime rate, (ii) federal funds rate, or (iii) LIBO rate (subject to a 1% floor); plus an applicable margin ranging from 225 basis points to 375 basis points based on a combination of the type of borrowing (prime or LIBOR) and the Company’s total leverage ratio existing at the end of the previous fiscal quarter.

Revolving Credit Agreement

The Company’s revolving credit facility (the “Revolving Credit Agreement”) provides a senior secured revolving credit facility for up to $250 million of availability, with an optional additional increase of up to $50 million. The Revolving Credit Agreement expires in June 2017. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. The Revolving Credit Agreement may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes. The Revolving Credit Agreement includes a $175 million letter of credit sublimit, of which $40 million can be used for standby letters of credit, and a $25 million swing loan sublimit.

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

As of October 27, 2012, after taking in account the $21.5 million in outstanding letters of credit, the Company had $228.5 million available under the Revolving Credit Agreement.

Restrictions under the Term Loan and Revolving Credit Agreement

The Term Loan and Revolving Credit Agreement are subject to similar restrictions, as summarized below.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Term Loan has financial covenants with respect to a senior secured leverage ratio, which is defined as a ratio of senior secured indebtedness to consolidated EBITDA. For such purposes, consolidated EBITDA is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) non-recurring, acquisition-related expenses, and (v) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a maximum senior secured leverage ratio for any period of four consecutive quarters of no greater than 1.75 to 1.00. As of October 27, 2012, the actual senior secured leverage ratio was 0.55 to 1.00. The Company was in compliance with all financial covenants contained in the Term Loan as of October 27, 2012.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses, and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of October 27, 2012, the actual fixed charge coverage ratio was 1.41 to 1.00. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of October 27, 2012.

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

Other Letters of Credit

As of October 27, 2012, the Company had also issued $41.7 million of private label letters of credit relating to the importation of merchandise.

9. Equity

Summary of Changes in Equity:	Three Months Ended
	October 27, 2012	October 29, 2011
	(millions)
Balance at beginning of period	$1,340.9	$1,158.0
Total comprehensive income	43.5	47.1
Other	(6.9)	—
Purchases of common stock	—	(28.7)
Shares issued and equity grants made pursuant to stock-based compensation plans	28.1	9.6
Balance at end of period	$1,405.6	$1,186.0

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no purchases of common stock by Company during the first quarter of Fiscal 2013. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the Stock Repurchase Program was approximately $89.9 million at October 27, 2012.

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion and are payable when declared by the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company’s Revolving Credit Agreement as described in the Note 8, “Revolving Credit Agreement.”

10. Stock-based Compensation

Long-term Stock Incentive Plan

The Company issues stock-based compensation awards under its 2010 Stock Incentive Plan (as amended, the “2010 Stock Plan”), which was approved by the Company’s shareholders on December 17, 2010. The 2010 Stock Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock and other stock-based awards (including restricted stock units), to eligible employees and directors of the Company. The 2010 Stock Plan is scheduled to expire on September 30, 2021.

As of October 27, 2012, there were approximately 0.6 million shares under the 2010 Stock Plan available for future grants. All of the Company’s prior stock option plans have expired as to the ability to grant new options. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	October 27,	October 29,
	2012	2011
	(millions)
Compensation expense	$7.5	$7.5
Income tax benefit	$(2.7)	$(2.8)

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the three months ended October 27, 2012 and October 29, 2011 are presented as follows:

	Three Months Ended
	October 27, 2012	October 29, 2011
Expected term (years)	4.0	4.0
Expected volatility	41.7%	41.7%
Risk-free interest rate	0.7%	0.9%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$7.39	$4.71

A summary of the stock option activity under all plans during the three months ended October 27, 2012 is as follows:

	October 27, 2012
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding- July 28, 2012	14,103.0	$9.69	6.4	$130.1
Granted	2,110.3	20.79
Exercised	(1,755.5)	8.16
Cancelled/Forfeited	(350.1)	11.67
Options outstanding – October 27, 2012	14,107.7	$11.49	6.8	$122.2

Options vested and expected to vest at October 27, 2012 (b)	13,839.3	$11.41	6.8	$120.9
Options exercisable at October 27, 2012	7,181.5	$8.47	5.2	$83.1

(a) The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b) The number of options expected to vest takes into consideration estimated expected forfeitures.

As of October 27, 2012, there was $34.5 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. The total intrinsic value of options exercised during the three months ended October 27, 2012 was approximately $22.0 million and during the three months ended October 29, 2011 was approximately $1.7 million. The total fair value of options that vested during the three months ended October 27, 2012 was approximately $10.1 million and during the three months ended October 29, 2011 was approximately $7.2 million.

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

A summary of Restricted Equity Awards activity during the three months ended October 27, 2012 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 28, 2012	1,206.1	$14.27	1,475.0	$12.69	326.6	$12.90
Granted	1,116.6	20.63	—	—	—	—
Vested	(414.5)	16.83	—	—	—	—
Cancelled/Forfeited	(26.0)	12.66	(1,060.0)	12.72	(213.0)	13.70
Nonvested at October 27, 2012	1,882.2	$17.56	415.0	$12.61	113.6	$11.40

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards

Total unrecognized compensation at October 27, 2012 (millions)	$29.6	$3.9	$1.0
Weighted-average years expected to be recognized over (years)	2.2	0.8	1.0

Cash-Settled Long-Term Incentive Plan Awards

In October 2012, the Compensation Committee of the Board of Directors approved certain modifications to a portion of the Company’s outstanding, performance-based stock-settled awards. In particular, an aggregate of approximately 554 thousand performance-based, stock-settled awards held by 44 employees were canceled in exchange for grants of a corresponding amount of new awards that will be settled in cash (collectively, the “Cash-Settled LTIP Awards”). Other than the terms of settlement, the Cash-Settled LTIP Awards have identical restrictions and rights as the prior awards. The Cash-Settled LTIP Awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of an original three-year performance period. Consistent with the terms of the original awards, such awards are subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a pre-defined three year performance period for, separately, the Fiscal 2011-2013 period and the Fiscal 2012-2014 period.

Compensation expense for the Cash-Settled LTIP Awards will be recognized over the original vesting period based on changes in the Company’s stock price over time. As a result of this modification to the outstanding, original awards, the Company recognized a $1.7 million, one-time charge during the first quarter of Fiscal 2013. Such amount has been included as a component of selling, general and administrative expenses in the accompanying statement of operations.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Commitments and Contingencies

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules. Moreover, the Company's assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company's evaluation of claims. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements.

The Company's identified contingencies include the matters set out below. The Company intends to defend these matters vigorously, as appropriate.

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

12. Segment Information

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, e-commerce and licensing. The five reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s executive team to evaluate performance and allocate resources. In identifying reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company’s reports its operations in five reportable segments as follows:

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

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2012 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating income (loss), and depreciation and amortization expense for each segment are as follows:

	Three Months Ended
	October 27, 2012	October 29, 2011
	(millions)
Net sales:
Justice	$358.3	$320.0
Lane Bryant (a)	229.8	—
maurices	224.6	202.9
dressbarn	252.0	245.4
Catherines (a)	72.8	—
Total net sales	$1,137.5	$768.3

Operating income (loss):
Justice	$56.3	$47.8
Lane Bryant (a)	(17.0)	—
maurices	29.6	23.7
dressbarn	9.0	5.0
Catherines (a)	1.4	—
Subtotal	79.3	76.5
Less unallocated acquisition-related, integration and restructuring costs	(6.4)	—
Total operating income	$72.9	$76.5

Depreciation and amortization expense:
Justice	$12.0	$9.9
Lane Bryant (a)	9.8	—
maurices	6.8	6.5
dressbarn	7.7	7.7
Catherines (a)	1.3	—
Total depreciation and amortization expense	$37.6	$24.1

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.

13. Additional Financial Information

	Three Months Ended
	October 27,	October 29,
Cash Interest and Taxes:	2012	2011
	(millions)
Cash paid for interest	$5.5	$—
Cash paid for income taxes	$4.1	$5.9

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $11.5 million for the three months ended October 27, 2012 and $10.9 million for the three months ended October 29, 2011.

There were no other significant non-cash investing or financing activities for the three months ended October 27, 2012 or October 29, 2011.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 (the "Fiscal 2012 10-K"). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INTRODUCTION

Management discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month period ended October 27, 2012. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month periods ending October 27, 2012 and October 29, 2011.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the three-month periods ending October 27, 2012 and October 29, 2011, as well as a discussion of our financial condition and liquidity as of October 27, 2012. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures, (iii) anticipated capital expenditures, and (iv) any material changes in financial condition and commitments since the end of Fiscal 2012.

•	Market risk management. This section discusses any significant changes in our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions since the end of Fiscal 2012.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2012. Significant changes include those considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2012 10-K.

•	Recently issued accounting pronouncements. This section notes that we have assessed the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

In this Form 10-Q, references to "Ascena," "ourselves," "we," "our," "us" and the "Company" refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2013 will end on July 27, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”). The first quarter of Fiscal 2013 ended on October 27, 2012 and was a 13-week period. The first quarter of Fiscal 2012 ended on October 29, 2011 and was also a 13-week period.

OVERVIEW

Our Business

On June 14, 2012, the Company acquired Charming Shoppes, Inc. (“Charming Shoppes”) and its related family of retail brands. Accordingly, the Company now operates, through its wholly owned subsidiaries, the following principal retail brands: Justice; Lane Bryant; maurices; dressbarn and Catherines. The Company now operates (through its subsidiaries) approximately 3,900 stores throughout the United States, Puerto Rico and Canada, with annual revenues on a pro forma basis of over $4.5 billion for Fiscal 2012, giving effect to the acquisition of Charming Shoppes as of the beginning of such year.

We classify our businesses into five segments following a brand-oriented approach: Justice; Lane Bryant; maurices; dressbarn and Catherines. The Justice segment includes approximately 961 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls. The Lane Bryant segment includes approximately 815 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 35 to 55 age range. The maurices segment includes approximately 840 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 840 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 417 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

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

Basis of Presentation

Discontinued Operations

In June 2012, the Company announced, contemporaneously with the closing of the Charming Shoppes Acquisition, its intent to cease operating the acquired Fashion Bug business. The Fashion Bug business, consisting of approximately 600 retail stores, is expected to be closed down by early in calendar year 2013 through an orderly liquidation of the related net assets.

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

Reclassifications

Buying, Distribution and Occupancy Costs

Historically, the Company included buying, distribution and occupancy costs within cost of goods sold on the face of its statement of operations. However, in the fourth quarter of Fiscal 2012, in connection with conforming the financial presentation of Charming Shoppes, the Company decided to present each of the aggregate of buying, distribution and occupancy costs and gross margin separately on the face of its statement of operations. In addition, certain costs, such as store utility costs, were reclassified from selling, general and administrative expenses to buying, distribution and occupancy costs. Financial information for all prior periods has been reclassified in order to conform to the current period’s presentation. There have been no changes in historical operating income or historical net income for any period as a result of these changes.

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

Operating Results

Three Months Ended October 27, 2012 compared to Three Months Ended October 29, 2011

For the three months ended October 27, 2012, we reported net sales of $1,137.5 million, income from continuing operations of $46.2 million and net income from continuing operations per diluted share of $0.29. This compares to net sales of $768.3 million, income from continuing operations of $47.5 million and net income from continuing operations per diluted share of $0.30 for the three months ended October 29, 2011. Including a $3.1 million loss on discontinued operations, net income was $43.1 million and net income per diluted share was $0.27 for the three months ended October 27, 2012. The decrease in net income and net income per diluted share during the three months ended October 27, 2012 was a direct result of the incurrence of an aggregate of $26.3 million of non-recurring purchase accounting costs and certain acquisition-related, integration and restructuring costs relating to the Charming Shoppes Acquisition, as discussed more fully hereinafter.

Our operating performance for the three months ended October 27, 2012 was positively affected by a 48.1% increase in net sales, consisting of 8.7% organic growth from our legacy family of brands and 39.4% growth from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our comparable store sales and new store growth, as well as strong growth in e-commerce sales. Our gross margin rate increased 40 basis points to 57.6%, primarily due to stronger margin at maurices, dressbarn, Lane Bryant, and Catherines, which more than offset lower margins at Justice due to increased promotional activity. In addition, the gross margin performance in the first quarter of Fiscal 2013 was negatively affected by the incurrence of $19.9 million of one-time, non-cash inventory expense associated with the write-up of Charming Shoppes’s inventory to fair market value as of the acquisition date.

Operating income decreased $3.6 million, consisting of a $18.4 million, or 24.1% increase from our legacy family of brands and a $22.0 million decrease relating to the Charming Shoppes Acquisition. The operating loss from Charming Shoppes reflected the approximate $19.9 million of one-time, non-cash inventory expense and $6.4 million of certain acquisition-related, integration and restructuring costs. In turn, the increased operating income from our legacy family of brands primarily reflected the flow-through of margin on the higher sales volume and an increase in gross margin rate.

The provision for income taxes from continuing operations decreased by $7.5 million to $22.2 million. The effective tax rate decreased 600 basis points, to 32.5% for three months ended October 27, 2012 from 38.5% for the three months ended October 29, 2011. The decrease in the effective tax rate was primarily the result of the reversal of certain liabilities associated with uncertain tax positions due largely to the expiration of applicable federal and state income tax statutes of limitations for certain years in the first quarter of Fiscal 2013.

Income from continuing operations decreased $1.3 million to $46.2 million as the decrease in operating income and $4.6 million of higher interest expense relating to debt incurred to fund the Charming Shoppes Acquisition more than offset the lower tax provision described above. Net income from continuing operations per diluted share decreased by $0.01, or 3.3%, to $0.29 per share for three months ended October 27, 2012 from $0.30 per share for the three months ended October 29, 2011. The decrease in diluted earnings per share results was primarily due to the lower level of net income and an increase in the weighted average diluted common shares outstanding.

Financial Condition and Liquidity

We ended the first quarter of Fiscal 2013 in a net debt position of $167.8 million compared to $157.7 million as of the end of Fiscal 2012. The increase in our net debt position as of October 27, 2012 as compared to July 28, 2012 was primarily due to the use of cash to support our capital expenditures and the repayment of debt under our revolving credit agreement, offset in part by our operating cash flows.

Our equity increased to $1.406 billion as of October 27, 2012, compared to $1.341 billion as of July 28, 2012, primarily due to our net income during the first quarter of Fiscal 2013.

We generated $31.3 million of cash from operations during the three months ended October 27, 2012, compared to $56.8 million during the three months ended October 29, 2011. During the first quarter of Fiscal 2013, a significant portion of our available cash was used in the repayment of debt and to reinvest in our business through capital spending. In particular, we used $60.5 million for capital expenditures primarily associated with our retail store expansion and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for three-month periods ended October 27, 2012 and October 29, 2011 presented herein has been affected by certain transactions, including:

•	The Charming Shoppes Acquisition that closed on June 14, 2012, as described in Note 4 to the accompanying unaudited consolidated financial statements;

•	Certain acquisition-related, integration and restructuring costs;

•	Certain non-recurring purchase accounting costs;

•	Pretax charges related to certain one-time, executive contractual obligation costs incurred in the first quarter of Fiscal 2012.

A summary of the effect of certain of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended
	October 27,	October 29,
	2012	2011
	(millions)
Acquisition-related, integration and restructuring costs (a)	$(6.4)	$(1.4)
One-time, non-cash inventory expense associated with the write-up of inventory to fair market value	(19.9)	—
Executive contractual obligation costs	—	(5.4)
Total	$(26.3)	$(6.8)

(a)     Acquisition-related, integration and restructuring costs are classified within SG&A expenses in the accompanying consolidated statements of operations.

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

Three Months Ended October 27, 2012 compared to Three Months Ended October 29, 2011

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	October 27, 2012	October 29, 2011	$ Change	% Change
	(millions, except per share data)		(millions)
Net sales	$1,137.5	$768.3	$369.2	48.1%

Cost of goods sold	(481.9)	(328.5)	(153.4)	46.7%
Cost of goods sold as % of net sales	42.4%	42.8%
Gross margin	655.6	439.8	215.8	49.1%
Gross margin as a % of net sales	57.6%	57.2%
Other costs and expenses:
Buying, distribution and occupancy costs	(205.8)	(126.3)	(79.5)	62.9%
Buying, distribution and occupancy costs as % of net sales	18.1%	16.4%
Selling, general and administrative expenses	(339.3)	(212.9)	(126.4)	59.4%
SG&A as % of net sales	29.8%	27.7%
Depreciation and amortization expense	(37.6)	(24.1)	(13.5)	56.0%
Total other costs and expenses	(582.7)	(363.3)	(219.4)	60.4%
Operating income	72.9	76.5	(3.6)	(4.7)%
Operating income as % of net sales	6.4%	10.0%

Interest expense	(4.8)	(0.2)	(4.6)	2,300.0%
Interest and other income, net	0.3	0.9	(0.6)	(66.7)%
Income from continuing operations before provision for income taxes	68.4	77.2	(8.8)	(11.4)%
Provision for income taxes from continuing operations	(22.2)	(29.7)	7.5	(25.3)%
Effective tax rate(a)	32.5%	38.5%
Income from continuing operations	46.2	47.5	(1.3)	2.7%
Loss from discontinued operations, net of taxes (b)	(3.1)	—	(3.1)	NM
Net income	$43.1	$47.5	$(4.4)	(9.3)%

Net income (loss) per common share - basic:
Continuing operations	$0.30	$0.31	$(0.01)	(3.2)%
Discontinued operations	(0.02)	—	(0.02)	NM
Total net income per basic common share	$0.28	$0.31	$(0.03)	(9.7)%

Net income (loss) per common share - diluted:
Continuing operations	$0.29	$0.30	$(0.01)	(3.3)%
Discontinued operations	(0.02)	—	(0.02)	NM
Total net income per diluted common share	$0.27	$0.30	$(0.03)	(10.0)%

(a) Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b) Loss from discontinued operations is presented net of a $3.1 million tax benefit for the three months ended October 27, 2012.

(NM) Not Meaningful

Net Sales. Net sales increased by $369.2 million, or 48.1%, to $1,137.5 million for the three months ended October 27, 2012 from $768.3 million for the three months ended October 29, 2011. The increase in net sales consisted of 8.7% organic growth from our legacy family of brands and 39.4% from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our comparable store sales growth and new store growth, as well as strong growth in e-commerce sales. On a consolidated basis, comparable store sales increased 1% during the three months ended October 27, 2012. Our brand sales increases were as follows: $38.3 million at Justice, $229.8 million at Lane Bryant, $21.7 million at maurices, $6.6 million at dressbarn, and $72.8 million at Catherines.

Net sales and comparable store sales data for our five business segments is presented below.

	Three Months Ended
	October 27, 2012	October 29, 2011	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
Justice	$358.3	$320.0	$38.3	12.0%	4%
Lane Bryant (b)	229.8	—	229.8	NM %	(4)%
maurices	224.6	202.9	21.7	10.7%	3%
dressbarn	252.0	245.4	6.6	2.7%	1%
Catherines (b)	72.8	—	72.8	NM %	4%
Total net sales	$1,137.5	$768.3	$369.2	48.1%	1%

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

(b) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.

(NM) Not Meaningful

Justice net sales. The net increase primarily reflects:

•	an increase of $11.3 million, or 4%, in comparable store sales during the three months ended October 27, 2012;
•	a $14.0 million increase in non-comparable stores sales, primarily driven by an increase related to 44 net new store openings during the last twelve months;
•	an increase of $5.9 million in revenues from its e-commerce operations; and
•	a $7.1 million increase in wholesale, licensing operations, and other revenues.

Lane Bryant net sales. Net sales reflect the operation of 815 stores in the current year, as the acquisition was consummated on June 14, 2012, which resulted in $229.8 million of net sales during the three months ended October 27, 2012. Comparable store sales in the current period decreased 4%.

maurices net sales. The net increase primarily reflects:

•	an increase of $5.0 million, or 3%, in comparable store sales during the three months ended October 27, 2012;
•	an $11.5 million increase in non-comparable stores sales, primarily driven by an increase related to 43 net new store openings during the last twelve months; and
•	an increase of $5.2 million in revenues from e-commerce operations.

dressbarn net sales. The net increase primarily reflects:

•	an increase of $2.0 million, or 1%, in comparable store sales during the three months ended October 27, 2012;
•	a $1.6 million increase in non-comparable stores sales, primarily driven by an increase related to 4 net new store openings during the last twelve months; and
•	an increase of $3.0 million in revenues from e-commerce operations.

Catherines net sales. Net sales reflect the operation of 417 stores in the current year, as the acquisition was consummated on June 14, 2012, which resulted in $72.8 million of net sales during the three months ended October 27, 2012. Comparable store sales in the current period increased 4%.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 40 basis points to 57.6% for the three months ended October 27, 2012 from 57.2% for the three months ended October 29, 2011. Our gross margin rate increased, primarily due to stronger margin at maurices, dressbarn, Lane Bryant, and Catherines, which more than offset lower margins at Justice due to increased promotional activity.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Buying, Distribution and Occupancy costs. Buying, distribution and occupancy costs consist of store occupancy and utility costs (excluding depreciation), out-bound freight (including costs to ship merchandise between our distribution centers and our retail stores), and all costs associated with the buying and distribution functions.

Buying, distribution and occupancy costs increased by $79.5 million, or 62.9%, to $205.8 million for the three months ended October 27, 2012 from $126.3 million for the three months ended October 29, 2011. Buying, distribution and occupancy costs as a percentage of net sales increased by 170 basis points to 18.1% for the three months ended October 27, 2012 from 16.4% for the three months ended October 29, 2011. The increase in buying, distribution and occupancy costs both in dollars and as a percentage of net sales was primarily due to a change in store location mix, as Lane Bryant’s higher mall-based mix of stores has higher store occupancy costs as a percentage of sales.

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

SG&A expenses increased by $126.4 million, or 59.4%, to $339.3 million for the three months ended October 27, 2012 from $212.9 million for the three months ended October 29, 2011. SG&A expenses as a percentage of net sales increased by 210 basis points to 29.8% in the first quarter of Fiscal 2013 from 27.7% in the first quarter of Fiscal 2012. SG&A expenses, expressed both in dollars and as a percentage of sales, increased largely due to the current, duplicative corporate overhead structure relating to the Charming Shoppes Acquisition, which is expected to be significantly scaled back over the next couple of years.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $13.5 million, or 56.0%, to $37.6 million for the three months ended October 27, 2012 from $24.1 million for the three months ended October 29, 2011. The increase was primarily due to the inclusion of Charming Shoppes, which contributed $11.1 million of incremental depreciation and amortization expense during the first quarter of Fiscal 2013. Also contributing to the increase was an increase in capital expenditures, which resulted, in part, from the net opening of 91 stores from our legacy family of brands during the last twelve months.

Operating Income. Operating income decreased $3.6 million, or 4.7%, to $72.9 million for the three months ended October 27, 2012 from $76.5 million for the three months ended October 29, 2011. The decrease consisted of a $18.4 million, or 24.1% increase from our legacy family of brands and a $22.0 million decrease relating to the Charming Shoppes Acquisition. The operating loss from Charming Shoppes reflected the approximate $19.9 million non-cash inventory expense and $6.4 million of certain acquisition-related, integration and restructuring costs. In turn, the increased operating income from our legacy family of brands primarily reflected the flow-through of margin on the higher sales volume and an increase in gross margin rate.

Operating income data for our five business segments is presented below.

	Three Months Ended
	October 27, 2012	October 29, 2011	$ Change	% Change
	(millions)		(millions)
Operating income (loss):
Justice	$56.3	$47.8	$8.5	17.8%
Lane Bryant (a)	(17.0)	—	(17.0)	NM
Maurices	29.6	23.7	5.9	24.9%
dressbarn	9.0	5.0	4.0	80.0%
Catherines (a)	1.4	—	1.4	NM
Subtotal	79.3	76.5	2.8	3.7%
Less unallocated acquisition-related, integration and restructuring costs	(6.4)	—	(6.4)	NM
Total operating income	$72.9	$76.5	$(3.6)	(4.7)%

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.

(NM) Not Meaningful

Justice operating income increased by approximately $8.5 million primarily as a result of an increase in sales, offset in part by lower gross margin rates. The lower gross margin rate benefited from selected price increases and merchandise mix, but was more than offset by higher markdowns. Buying, distribution and occupancy costs increased largely due to store growth, but experienced slight leveraging due to the higher sales volume. SG&A expenses remained relatively flat during the first quarter of Fiscal 2013 as a decrease in a $5.4 million one-time, executive contractual obligation cost incurred during the first quarter of Fiscal 2012 was offset by an increase in store-related payroll associated with the new store growth.

Lane Bryant operating loss. The net operating loss of $17.0 million primarily reflects the impact of the approximate $15.3 million of one-time, non-cash inventory expense associated with the write-up of inventory to fair market value and the operation of 815 stores in the first quarter of Fiscal 2013, from the acquisition date of June 14, 2012.

maurices operating income increased by approximately $5.9 million primarily as a result of an increase in sales and gross margin rates, offset in part by increases in buying, distribution and occupancy costs and SG&A expenses. The higher gross margin rate benefited from lower markdowns and selected merchandise price increases. The increase in buying, distribution and occupancy costs was mainly a result of increases in store occupancy and distribution center expenses, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses during the first quarter of Fiscal 2013 was primarily due to store payroll-related costs and other store expenses, relating to the overall net sales increases, increased third-party administrative expenses related to e-commerce growth and higher marketing costs.

dressbarn operating income increased by approximately $4.0 million primarily as a result of an increase in sales, gross margin rates and the leveraging of SG&A expenses. The higher gross margin rate was mainly attributable to a better sell-through of merchandise and a decrease in freight-in costs, offset in part by higher markdowns. Buying, distribution and occupancy costs increased during the first quarter of Fiscal 2013 period primarily due to an increase in buying payroll-related costs; however remained flat from the first quarter of Fiscal 2012 as a percentage of sales. The leveraging of SG&A expenses was mainly attributable to cost savings on direct-mail marketing materials.

Catherines operating income. The net operating income of $1.4 million primarily reflects the operation of 417 stores in the first quarter of Fiscal 2013, from the acquisition date of June 14, 2012. In addition, the operating income was partially offset by the approximate $4.6 million of one-time, non-cash inventory expense associated with the write-up of inventory to fair market value.

Unallocated operating income. The unallocated expenses of $6.4 million represent acquisition-related, integration and restructuring costs incurred during the period related to the Charming Shoppes Acquisition.

Interest Expense. Interest expense increased by $4.6 million, or 2,300%, to $4.8 million for the three months ended October 27, 2012 from $0.2 million for the three months ended October 29, 2011. The increase was primarily the result of new borrowings used to partially fund the Charming Shoppes Acquisition.

Interest and Other Income, Net. Interest and other income, net decreased by $0.6 million, or 66.7%, to $0.3 million for the three months ended October 27, 2012 from $0.9 million for the three months ended October 29, 2011. The decrease was mainly due to lower interest income in the first quarter of Fiscal 2013, as average balances of cash and investments decreased during the period as a result of the Charming Shoppes Acquisition.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $7.5 million, or 25.3%, to $22.2 million for the three months ended October 27, 2012 from $29.7 million for the three months ended October 29, 2011. The decrease in provision for income taxes was primarily a result of lower pretax income in the first quarter of Fiscal 2013 and a lower effective income tax rate. The effective tax rate decreased 600 basis points, to 32.5% for three months ended October 27, 2012 from 38.5% for the three months ended October 29, 2011. The decrease in the effective tax rate was primarily the result of the reversal of certain liabilities associated with uncertain tax positions due largely to the expiration of applicable federal and state income tax statutes of limitations for certain years in the first quarter of Fiscal 2013.

Net Income. Net income includes income from continuing operations, net of losses from discontinued operations. Net income decreased by $4.4 million, or 9.3%, to $43.1 million for the three months ended October 27, 2012 from $47.5 million for the three months ended October 29, 2011. The decrease was primarily due to a $3.1 million loss from discontinued operation, net of taxes.

Net Income from Continuing Operations Per Diluted Common Share. Net income from continuing operations per diluted share decreased by $0.01, or 3.3%, to $0.29 per share for the three months ended October 27, 2012 from $0.30 per share for the three months ended October 29, 2011. The decrease in diluted per share results was due to the lower level of income from continuing operations, as previously discussed. Weighted-average diluted common shares outstanding increased to 161.3 million shares in the first quarter of Fiscal 2013 from 158.5 million shares in the first quarter of Fiscal 2012, which also reduced net income from continuing operations per diluted common share.

Net Income Diluted Common Share. Net income per diluted common share decreased by $0.03, or 10%, to $0.27 per share for the three months ended October 27, 2012 from $0.30 per share for the three months ended October 29, 2011. The decrease in diluted per share results was mainly due to the inclusion of a $0.02 loss on discontinued operations per diluted share.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	October 27, 2012	July 28, 2012	$ Change
		(millions)
Cash and cash equivalents	$132.6	$164.3	$(31.7)
Short-term investments	0.9	1.4	(0.5)
Non-current investments	3.4	3.2	0.2
Total debt	(304.7)	(326.6)	21.9
Net cash and investments (debt) (a)	$(167.8)	$(157.7)	$(10.1)
Equity	$1,405.6	$1,340.9	$64.7

(a)     “Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

We ended the first quarter of Fiscal 2013 in a net debt position of $167.8 million compared to $157.7 million as of the end of Fiscal 2012. The increase in our net debt position as of October 27, 2012 as compared to July 28, 2012 was primarily due to the use of cash to support our capital expenditures and the repayment of debt under our Revolving Credit Agreement (as defined below), offset in part by our operating cash flows.

The increase in equity was mainly due to the Company’s net income in the first quarter of Fiscal 2013.

Cash Flows

The table below summarizes our cash flows for the three months ended presented as follows:

	Three Months Ended
	October 27, 2012	October 29, 2011
	(millions)
Net cash provided by operating activities	$31.3	$56.8
Net cash used in investing activities	(60.0)	(27.6)
Net cash used in financing activities	(3.0)	(26.7)
Net (decrease) increase in cash and cash equivalents (a)	$(31.7)	$2.5

(a) Excludes changes in short-term and non-current investments, which decreased in the aggregate by $0.3 million during the three months ended October 27, 2012.

Net Cash Provided by Operating Activities. Net cash provided by operations was $31.3 million for the first quarter of Fiscal 2013, compared with $56.8 million during the first quarter of Fiscal 2012. The decrease was primarily driven by higher working capital and other balance sheet requirements, which occurred in part to the Charming Shoppes Acquisition. Partially offsetting those decreases was an increase in non-cash depreciation and amortization expense.

Net Cash Used in Investing Activities. Net cash used in investing activities for the first quarter of Fiscal 2013 was $60.0 million, consisting almost entirely of cash used for capital expenditures. Net cash used in investing activities for the first quarter of Fiscal 2012 was $27.6 million, consisting primarily of net cash used for capital expenditures.

Net Cash Used in Financing Activities. Net cash used in financing activities was $3.0 million during the first quarter of Fiscal 2013, consisting primarily of $21.9 million for the repayment of debt, offset in part by proceeds relating to our stock-based compensation plans. Net cash used in financing activities for the first quarter of Fiscal 2012 was $26.7 million, consisting primarily of cash used for the repurchase of common stock, offset in part by proceeds relating to our stock-based compensation plans.

Capital Spending

We routinely make capital investments primarily in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores, investments in our technological and supply chain infrastructure, and investments in administrative office space to support our growing operations. At the end of Fiscal 2012, the Company announced significant capital spending plans relating to the rationalization of its distribution network. For a detailed discussion of those plans and other on-going capital projects requiring significant capital spending, see Part II, Item 7 as specified in the capital spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2012 10-K. For the three months ended October 27, 2012, we had $60.5 million of capital expenditures, compared to $27.6 million of capital expenditures for the three months ended October 29, 2011.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, availability under our Revolving Credit Agreement (as defined below), available cash and cash equivalents, investments and other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, any future dividend requirements, investment in technological and supply chain infrastructure, acquisitions, debt servicing requirements, corporate offices, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As discussed in the “Debt” section below, as of October 27, 2012, we had no borrowings under our Revolving Credit Agreement and $299.2 million of borrowings under our Term Loan (as defined below), which were used to fund the Charming Shoppes Acquisition. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of October 27, 2012, there were five financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 30%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

Debt

As of October 27, 2012, the Company had $307.5 million of debt outstanding consisting primarily of (i) $299.2 million which was incurred to fund a portion of the purchase price of the Charming Shoppes Acquisition, (ii) $7.7 million of mortgages on certain owned real estate which were assumed in the Charming Shoppes Acquisition, and (iii) $0.6 million of convertible notes assumed in the Charming Acquisition, which remain outstanding after substantially all were redeemed in July 2012. For a complete description of the Company’s borrowing arrangements see Note 14 to our audited consolidated financial statements included in our Fiscal 2012 10-K.

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

Revolving Credit Agreement

The revolving credit facility (the “Revolving Credit Agreement”) provides a senior secured revolving credit facility for up to $250 million of availability, with an optional additional increase of up to $50 million. The Revolving Credit Agreement expires in June 2017. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. The Revolving Credit Agreement may be used for the issuance of letters of credit, to finance the acquisition of working capital assets in the ordinary course of business and capital expenditures, and for general corporate purposes. The Revolving Credit Agreement includes a $175 million letter of credit sublimit, of which $40 million can be used for standby letters of credit, and a $25 million swing loan sublimit.

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

As of October 27, 2012, after taking in account the $21.5 million in outstanding letters of credit, the Company had $228.5 million available under the Revolving Credit Agreement.

Restrictions under the Term Loan and Revolving Credit Agreement

The Term Loan and Revolving Credit Agreement are subject to similar restrictions, as summarized below.

The Term Loan has financial covenants with respect to a senior secured leverage ratio, which is defined as a ratio of senior secured indebtedness to consolidated EBITDA. For such purposes, consolidated EBITDA is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) non-recurring, acquisition-related expenses, and (v) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a maximum senior secured leverage ratio for any period of four consecutive quarters of no greater than 1.75 to 1.00 for any period of four fiscal consecutive quarters. As of October 27, 2012, the actual senior secured leverage ratio was 0.55 to 1.00. The Company was in compliance with all financial covenants contained in the Term Loan as of October 27, 2012.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses, and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of October 27, 2012, the actual fixed charge coverage ratio was 1.41 to 1.00. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of October 27, 2012.

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

The Company’s obligations under the borrowing agreements are guaranteed by certain of its domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security under the borrowing agreements and the guarantees thereof, the Company and the Subsidiary Guarantors have granted to JPMorgan Chase Bank, N.A., as the administrative agent for the benefit of the lenders, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory and certain material real estate.

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

No shares of common stock were repurchased by the Company under its repurchase program during the three months ended October 27, 2012. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at October 27, 2012. As a result of the debt incurred to partially fund the Charming Shoppes Acquisition during the fourth quarter of Fiscal 2012, we do not anticipate repurchasing additional shares of common stock until such debt is repaid, which is not expected to occur until the fiscal year ending July 25, 2015.

Contractual and Other Obligations

Firm Commitments

There have been no material changes during the period covered by this report to the firm commitments specified in the contractual and other obligations section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2012 10-K.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2012 10-K.

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of the October 27, 2012, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores normally are transacted in U.S. dollars. In addition, our wholly owned international retail operations represented approximately 1% of our consolidated revenues during the first three months of Fiscal 2013. In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

Our Company currently has $299.2 million in variable-rate debt outstanding under our Term Loan and, from time to time, borrowings under our Revolving Credit Agreement. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, the Company’s annual interest expense would increase or decrease by approximately $0.4 million, and net income would decrease or increase, respectively, by approximately $0.2 million. See Note 14 to our audited consolidated financial statements included in our Fiscal 2012 10-K for a summary of the terms and conditions of our Term Loan and Revolving Credit Agreement.

Investment Risk Management

As of October 27, 2012, our Company had cash and cash equivalents on-hand of $132.6 million, primarily invested in money market funds and commercial paper with original maturities of 90 days or less. The Company's other investments included $0.9 million of short-term investments, primarily restricted cash; and $3.4 million of non-current investments, primarily an auction rate security (“ARS”) issued through a municipality with a maturity of greater than one year.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at October 27, 2012. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2012 10-K. The SEC's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company's estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a detailed discussion of the Company's critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2012 10-K. There have been no material changes in the application of the Company’s critical accounting policies since July 28, 2012.

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

During the three months ended October 27, 2012, there have been no recently issued or proposed accounting standards which may have a material impact our financial statements in future periods.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as October 27, 2012. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 27, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules. Moreover, the Company's assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company's evaluation of claims. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements.

The Company's identified contingencies include the matters set out below. The Company intends to defend these matters vigorously, as appropriate.

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

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2012 10-K . There have been no material changes during the quarter ended October 27, 2012 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2012 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended October 27, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month # 1 (July 29, 2012 – August 25, 2012)	—	$—	—	$90 million
Month # 2 (August 26, 2012 – September 29, 2012)	—	—	—	90 million
Month # 3 (September 30, 2012 – October 27, 2012)	—	—	—	90 million

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

ASCENA RETAIL GROUP, INC.

Date: December 6, 2012	BY:	/s/ David Jaffe
David Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 6, 2012	BY:	/s/ Armand Correia
Armand Correia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

