Form 10-Q
period 2013-01-26
Ascena Retail Group, Inc.
filed 2013-03-04
CIK 1498301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 26, 2013

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

Yes ☐ No ☒

The Registrant had 158,659,720 shares of common stock outstanding as of February 25, 2013.

INDEX

PART I. FINANCIAL INFORMATION (Unaudited)

ASCENA RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	January 26, 2013	July 28, 2012
	(millions, except per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$322.0	$164.3
Short-term investments	3.7	1.4
Inventories	498.6	533.4
Assets related to discontinued operations	93.4	133.6
Deferred tax assets	49.5	48.7
Prepaid expenses and other current assets	146.8	158.8
Total current assets	1,114.0	1,040.2
Non-current investments	--	3.2
Property and equipment, net	691.0	674.2
Goodwill	583.6	593.2
Other intangible assets, net	452.3	453.7
Other assets	42.1	42.6
Total assets	$2,883.0	$2,807.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$245.5	$252.8
Accrued expenses and other current liabilities	253.2	261.2
Deferred income	72.2	42.7
Liabilities related to discontinued operations	57.2	118.6
Income taxes payable	5.4	6.1
Current portion of long-term debt	--	4.2
Total current liabilities	633.5	685.6
Long-term debt	277.4	322.4
Lease-related liabilities	237.2	240.5
Deferred income taxes	103.4	60.6
Other non-current liabilities	157.9	157.1
Commitments and contingencies (Note 12)
Total liabilities	1,409.4	1,466.2

Equity:
Common stock, par value $0.01 per share; 158.5 million and 154.8 million shares issued and outstanding	1.6	1.5
Additional paid-in capital	570.3	528.8
Retained earnings	902.2	811.9
Accumulated other comprehensive loss	(0.5)	(1.3)
Total equity	1,473.6	1,340.9
Total liabilities and equity	$2,883.0	$2,807.1

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
	(millions, except per share data)
	(unaudited)

Net sales	$1,237.5	$862.0	$2,375.0	$1,630.3
Cost of goods sold	(575.4)	(384.7)	(1,056.3)	(713.2)
Gross margin	662.1	477.3	1,318.7	917.1

Other costs and expenses:
Buying, distribution and occupancy costs	(198.1)	(129.4)	(404.9)	(255.7)
Selling, general and administrative expenses	(348.6)	(222.4)	(681.5)	(435.3)
Acquisition-related, integration and restructuring costs	(6.8)	--	(13.2)	--
Depreciation and amortization expense	(40.3)	(25.5)	(77.9)	(49.6)
Total other costs and expenses	(593.8)	(377.3)	(1,177.5)	(740.6)
Operating income	68.3	100.0	141.2	176.5

Interest expense	(4.8)	(0.3)	(9.6)	(0.5)
Interest and other income, net	0.2	1.0	0.5	1.9
Loss on extinguishment of debt (Note 9)	(1.4)	--	(1.4)	--
Income from continuing operations before provision for income taxes	62.3	100.7	130.7	177.9
Provision for income taxes from continuing operations	(24.5)	(37.0)	(46.7)	(66.7)
Income from continuing operations	37.8	63.7	84.0	111.2
Income from discontinued operations, net of taxes (1)	9.4	--	6.3	--
Net income	$47.2	$63.7	$90.3	$111.2

Net income per common share - basic:
Continuing operations	$0.24	$0.42	$0.54	$0.73
Discontinued operations	0.06	--	0.04	--
Total net income per basic common share	$0.30	$0.42	$0.58	$0.73

Net income per common share – diluted:
Continuing operations	$0.23	$0.40	$0.52	$0.70
Discontinued operations	0.06	--	0.04	--
Total net income per diluted common share	$0.29	$0.40	$0.56	$0.70

Weighted average common shares outstanding:
Basic	157.2	152.6	156.2	153.3
Diluted	162.9	157.6	162.2	158.2

(1) Income from discontinued operations is presented net of a $6.1 million income tax expense for the three months ended January 26, 2013 and a $3.0 million income tax expense for the six months ended January 26, 2013.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
	(millions)
	(unaudited)
Net income	$47.2	$63.7	$90.3	$111.2
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investments (1)	1.0	0.6	1.2	0.4
Foreign currency translation adjustment	(0.6)	--	(0.4)	(0.2)
Total other comprehensive income	0.4	0.6	0.8	0.2
Total comprehensive income	$47.6	$64.3	$91.1	$111.4

(1) No tax benefits have been provided in any period primarily due to the uncertainty of realization of cumulative capital loss tax benefits.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 26, 2013	January 28, 2012
	(millions)
Cash flows from operating activities:	(unaudited)
Net income	$90.3	$111.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	77.9	49.6
Deferred income tax expense	--	0.5
Deferred rent and other occupancy costs	(17.7)	(13.6)
Loss on extinguishment of debt	1.4	--
Non-cash stock-based compensation expense	16.3	15.1
Non-cash impairments of assets	1.7	1.1
Non-cash interest expense	1.0	0.5
Other non-cash income	(6.0)	(6.6)
Excess tax benefits from stock-based compensation	(11.9)	(1.8)
Changes in operating assets and liabilities:
Inventories	32.2	52.3
Accounts payable and accrued liabilities	20.2	(22.1)
Deferred income liabilities	33.7	18.7
Lease-related liabilities	14.9	11.6
Other balance sheet changes	24.9	5.5
Changes in net assets related to discontinued operations	(5.5)	--
Net cash provided by operating activities	273.4	222.0

Cash flows from investing activities:
Purchases of investments	(2.3)	(36.4)
Proceeds from sales and maturities of investments	4.4	29.1
Investment in life insurance policies	--	(0.1)
Capital expenditures	(97.4)	(52.1)
Net cash used in investing activities .	(95.3)	(59.5)

Cash flows from financing activities:
Repayments of debt	(50.4)	--
Payment of deferred financing costs	(1.7)	--
Repurchases of common stock	--	(37.2)
Proceeds from stock options exercised and employee stock purchases	19.8	8.3
Excess tax benefits from stock-based compensation	11.9	1.8
Net cash used in financing activities	(20.4)	(27.1)

Net increase in cash and cash equivalents	157.7	135.4
Cash and cash equivalents at beginning of period	164.3	243.5

Cash and cash equivalents at end of period ..	$322.0	$378.9

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

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 958 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice segment offers fashionable apparel under the Justice brand to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 789 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant segment offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range, including intimate apparel under the Cacique label. The maurices segment includes approximately 850 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 829 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 409 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

2. Basis of Presentation

Interim Financial Statements

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim consolidated financial statements are unaudited. In the opinion of management, however, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, comprehensive income and changes in cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the U.S. (“US GAAP”) have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

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

Basis of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP, and present the financial position, results of operations, comprehensive income and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP. There were no variable interest entities as of January 26, 2013.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2013 will end on July 27, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”). The second quarter of Fiscal 2013 ended on January 26, 2013 and was a 13-week period. The second quarter of Fiscal 2012 ended on January 28, 2012 and was also a 13-week period.

The financial position and operating results of the Company’s newly acquired sourcing operations of Charming Shoppes located in Hong Kong (“Charming Sourcing”) are reported on a one-month lag. Accordingly, the Company’s operating results for the three and six months ended January 26, 2013 include the operating results of Charming Sourcing for the three-month period from September 30, 2012 through December 29, 2012 and six-month period from July 1, 2012 through December 29, 2012. The net effect of this reporting lag is not material to the consolidated financial statements.

Discontinued Operations

In connection with the acquisition of Charming Shoppes in June 2012, certain acquired businesses have been classified as a component of discontinued operations within the consolidated financial statements.

In particular, the Company announced, contemporaneously with the closing of the acquisition of Charming Shoppes, its intent to cease operating the acquired Fashion Bug business. The Fashion Bug business, consisting of approximately 600 retail stores, ceased operations at the end of the second quarter of Fiscal 2013. The orderly liquidation of the related net assets is expected to be concluded during the second half of Fiscal 2013 and result in an immaterial adjustment to goodwill.

In addition, the Company also announced, contemporaneously with the closing of the acquisition of Charming Shoppes, its intent to sell the acquired Figi’s business. The Figi’s business, which markets food and specialty gift products, is expected to be sold by the one-year anniversary date of the closing of the acquisition of Charming Shoppes.

As those businesses are available for disposal in their present conditions and active disposition efforts have already been implemented at prices that are reasonable in relation to current fair value, such businesses have been classified as discontinued operations within the consolidated financial statements. As such, assets and liabilities relating to discontinued operations have been segregated and separately disclosed in the balance sheets as of January 26, 2013 and July 28, 2012. In turn, operating results for those businesses, including $238.5 million and $386.9 million of revenues for the post-acquisition three-month and six-month periods ended January 26, 2013, respectively, have also been segregated and reported separately in the consolidated financial statements.

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The major components of assets and liabilities related to discontinued operations are summarized below:

	January 26, 2013	July 28, 2012
	(millions)
Accounts receivable	$38.3	$6.8
Inventories	8.3	77.2
Property and equipment, net	31.0	31.9
Other intangible assets, net	8.0	5.0
Other assets	7.8	12.7
Total assets related to discontinued operations	$93.4	$133.6

Accounts payable and other current liabilities	$45.4	$93.6
Lease-related liabilities	11.0	18.0
Other liabilities	0.8	7.0
Total liabilities related to discontinued operations	$57.2	$118.6

On January 29, 2013, Fashion Bug sold its distribution center for net proceeds of approximately $16 million. The net proceeds of the sale were used to partially prepay the outstanding principal balance of the Company’s six-year, variable-rate term loan (“Term Loan”) during the third quarter of Fiscal 2013.

Seasonality of Business

The Company’s business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of the fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift-giving merchandise. The dressbarn and maurices brands have historically experienced lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. The newly acquired Lane Bryant and Catherines brands typically experience peak sales during the Easter, Memorial Day and December holiday seasons. In addition, the Company’s operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix. Accordingly, the Company’s operating results and cash flows for the three-month and six-month periods ended January 26, 2013 are not necessarily indicative of the operating results and cash flows that may be expected for the full year of Fiscal 2013.

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

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is included in other non-current liabilities in the accompanying consolidated balance sheets, was $49.8 million as of January 26, 2013 and $61.7 million as of July 28, 2012. The Company’s liability for uncertain tax positions decreased by $11.9 million in the six months ended January 26, 2013 primarily as a result of the reversal of certain liabilities associated with uncertain tax positions due largely to the expiration of applicable federal and state income tax statutes of limitations for certain years in the first quarter of Fiscal 2013 and the filing of certain accounting method changes for federal income tax purposes. The amount of this liability is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $6.1 million, excluding interest and penalties, during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

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

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
	(millions)
Basic	157.2	152.6	156.2	153.3
Dilutive effect of stock options, restricted stock and restricted stock units	5.7	5.0	6.0	4.9
Diluted shares	162.9	157.6	162.2	158.2

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of January 26, 2013 and January 28, 2012, there was an aggregate of approximately 2.9 million and 4.3 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

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

The Company accounted for the Charming Shoppes Acquisition under the purchase method of accounting for business combinations. Accordingly, the cost to acquire such assets was allocated to the underlying net assets in proportion to estimates of their respective fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. Given the orderly liquidation of Fashion Bug’s net assets will not be concluded until the second half of Fiscal 2013 and the ongoing sales process of Figi’s, as discussed in Note 2, the allocation of the purchase price to the underlying net assets remains preliminary at this time. The Company does not expect to finalize its valuation of the net assets acquired until the second half of Fiscal 2013, particularly as it relates to those businesses. During the first half of Fiscal 2013, the Company made certain adjustments to goodwill to more fairly reflect the fair value of the underlying net assets acquired. Such adjustments resulted in a $9.6 million increase in miscellaneous net assets with a corresponding reduction to goodwill.

As adjusted during the first half of Fiscal 2013, the acquisition cost of $882.1 million was allocated to the acquired net assets on a preliminary basis based on their respective estimated fair values, as follows: cash and cash equivalents of $203.5 million; inventories of $192.0 million; net assets related to discontinued operations of $68.6 million; other current and non-current assets of $97.6 million; deferred tax assets (net of deferred tax liabilities) of $17.4 million; property and equipment of $170.6 million; non-tax deductible goodwill of $349.2 million; intangible assets (consisting primarily of brands and trademarks) of $270.7 million; current liabilities of $198.3 million; long-term debt of $146.2 million; and other net liabilities of $143.0 million.

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The results of operations of Charming Shoppes have been consolidated in the Company’s results of operations commencing on June 14, 2012, the effective date of the Charming Shoppes Acquisition. Such post-acquisition results included in the Company’s consolidated statement of operations for the three and six months ended January 26, 2013 consist of the following:

	Three Months Ended	Six Months Ended
	January 26, 2013	January 26, 2013
	(millions)
Net sales	$333.5	$636.1
Loss from continuing operations	(15.6)	(21.1)
Income from discontinued operations, net of taxes	9.4	6.3
Net loss	(6.2)	(14.8)

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

	Three Months Ended	Six Months Ended
	January 28, 2012	January 28, 2012
	(millions, except per share data)
Pro forma net sales	$1,197.0	$2,263.2
Pro forma income from continuing operations	47.2	89.2
Pro forma net income from continuing operations per common share:
Basic	0.31	0.58
Diluted	0.30	0.56

5. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	January 26, 2013	July 28, 2012	January 28, 2012
	(millions)
Justice	$146.9	$154.1	$122.7
Lane Bryant (a)	138.4	139.3	--
maurices	95.6	94.1	85.0
dressbarn	86.7	111.1	105.3
Catherines (a)	31.0	34.8	--
Total inventories	$498.6	$533.4	$313.0

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012 and, therefore, inventory amounts for Lane Bryant and Catherines are not included as of January 28, 2012.

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Investments

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

During the second quarter of Fiscal 2013, the one remaining auction rate security with a book value of $2.7 million and a par value of $3.9 million at July 28, 2012 was redeemed at a par. As a result of the transaction, the accumulated unrealized loss was reversed and included in the net change in unrealized gains and losses on available-for-sale securities in the consolidated statements of comprehensive income during the three and six months ended January 26, 2013. The redemption had no impact on net income. As of January 26, 2013, the Company’s only investment was restricted cash, which is classified within short-term investments in the accompanying consolidated balance sheets.

7. Fair Value Measurements

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

Fiscal 2013 Impairment

During the six months ended January 26, 2013, the Company recorded an aggregate of $1.7 million in non-cash impairment charges, including $0.4 million in its Lane Bryant segment, $0.6 million in its maurices segment and $0.7 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $1.2 million was recorded during the three months ended January 26, 2013. There were no impairment charges recorded at Justice or Catherines during the three or six months ended January 26, 2013.

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2012 Impairment

During the six months ended January 28, 2012, the Company recorded an aggregate $1.1 million in non-cash impairment charges, including $0.2 million in its Justice segment, $0.4 million in its maurices segment, and $0.5 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $0.2 million was recorded during the three months ended January 28, 2012.

Such impairment charges are included as a component of SG&A expenses in the accompanying consolidated statements of operations for all periods.

9. Debt

Debt consists of the following:	January 26, 2013	July 28, 2012
	(millions)
Term loan (a)	$276.8	$297.2
Revolving credit agreement	--	20.0
Charming Shoppes convertible notes	0.6	1.2
Mortgage notes	--	8.2
	277.4	326.6
Less: current portion	--	(4.2)
Total long-term debt	$277.4	$322.4

________

(a) The Term Loan is presented net of a $2.5 million original issue discount as of January 26, 2013 and $2.8 million as of July 28, 2012.

Term Loan

In connection with the funding of the Charming Shoppes Acquisition, the Company incurred a $300 million Term Loan which matures on June 14, 2018. The Term Loan has mandatory quarterly repayments of 0.25%, or approximately $0.75 million, with a remaining balloon payment required at maturity. The Term Loan has been recorded net of an original issue discount of $3 million, which is being amortized to interest expense over the contractual life of the Term Loan. The Company has the right to prepay the Term Loan in any amount and at any time. Interest rates under the Term Loan are variable and are calculated using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate, or (iii) LIBO rate (subject to a 1% floor); plus an applicable margin ranging from 225 basis points to 375 basis points based on a combination of the type of borrowing (prime or LIBOR) and the Company’s total leverage ratio existing at the end of the previous fiscal quarter.

During the second quarter of Fiscal 2013, the Company prepaid approximately $20 million of the outstanding principal balance of the Term Loan. The transaction resulted in a $0.6 million pretax loss on the extinguishment of debt, relating to a proportional reduction in the balance of the original issue discount and deferred financing fees, which has been disclosed as a component of the loss on extinguishment of debt on the face of the accompanying consolidated statements of operations. As a result of the aforementioned prepayment, the Company is no longer subject to mandatory quarterly repayments of the Term Loan.

In addition, on January 29, 2013, Fashion Bug sold its distribution center for net proceeds of approximately $16 million. The net proceeds of the sale were used to partially prepay the outstanding principal balance of the Term Loan during the third quarter of Fiscal 2013. Accordingly, after taking into account this prepayment, the outstanding carrying amount of the Company’s obligation under the Term Loan was $260.9 million.

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

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Borrowings under the Revolving Credit Agreement bear interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate, or (iii) LIBO rate; plus an applicable margin ranging from 50 basis points to 200 basis points based a combination of the type of borrowing (prime or LIBOR) and the Company’s average borrowing availability during the previous fiscal quarter.

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in the amount of 37.5 basis points per annum.

As of January 26, 2013, after taking into account the $21.2 million in outstanding letters of credit, the Company had $228.8 million available under the Revolving Credit Agreement.

Restrictions under the Term Loan and Revolving Credit Agreement

The Term Loan and Revolving Credit Agreement are subject to similar restrictions, as summarized below.

The Term Loan has financial covenants with respect to a senior secured leverage ratio, which is defined as a ratio of senior secured indebtedness to consolidated EBITDA. For such purposes, consolidated EBITDA is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) non-recurring, acquisition-related expenses, and (v) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a maximum senior secured leverage ratio for any period of four consecutive quarters of no greater than 1.75 to 1.00. As of January 26, 2013, the actual senior secured leverage ratio was 0.52 to 1.00. The Company was in compliance with all financial covenants contained in the Term Loan as of January 26, 2013.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses, and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of January 26, 2013, the actual fixed charge coverage ratio was 1.48 to 1.00. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of January 26, 2013.

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

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Greencastle Mortgage

In connection with the Charming Shoppes Acquisition, the Company assumed a $7.8 million mortgage obligation (the “Greencastle Mortgage”) on Charming Shoppes’s owned distribution center in Greencastle, Indiana. The Greencastle Mortgage bore interest at a fixed rate of 6.07%. During the second quarter of Fiscal 2013, the Company prepaid the outstanding principal balance of the Greencastle Mortgage in full. The payment of $8.4 million resulted in a $0.8 million pretax loss on the extinguishment of debt, relating to a make-whole premium to holders of the mortgage note, which has been disclosed as a component of the loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

Other Letters of Credit

As of January 26, 2013, the Company had also issued $37.1 million of private label letters of credit relating to the importation of merchandise.

10. Equity

Summary of Changes in Equity:	Six Months Ended
	January 26, 2013	January 28, 2012
	(millions)
Balance at beginning of period	$1,340.9	$1,158.0
Total comprehensive income	91.1	111.4
Other	(6.8)	--
Purchases of common stock	--	(37.2)
Shares issued and equity grants made pursuant to stock-based compensation plans	48.4	25.3
Balance at end of period	$1,473.6	$1,257.5

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

There were no purchases of common stock by Company during the six months ended January 26, 2013. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the Stock Repurchase Program was approximately $89.9 million at January 26, 2013.

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion and are payable when declared by the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company’s Term Loan and Revolving Credit Agreement as described in Note 9, “Restrictions under the Term Loan and Revolving Credit Agreement.”

11. Stock-based Compensation

Long-term Stock Incentive Plan

The Company issues stock-based compensation awards under its 2010 Stock Incentive Plan (as amended, the “2010 Stock Plan”), which was approved by the Company’s shareholders on December 17, 2010. The 2010 Stock Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock and other stock-based awards (including restricted stock units), to eligible employees and directors of the Company. The 2010 Stock Plan was scheduled to expire on September 30, 2021.

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On September 20, 2012 the Board of Directors approved amendments to the 2010 Stock Plan (the “2010 Amended Stock Plan”), which was approved by the Company’s shareholders and became effective on December 10, 2012. The 2010 Amended Stock Plan generally incorporates the provisions of the 2010 Stock plan and includes certain modifications to, among other things: increase the aggregate number of shares that may be issued under the plan by an additional 15 million to 51 million shares; shorten the term of any stock option award granted prospectively from ten years to seven years; and extend the term of the 2010 Amended Stock Plan to September 19, 2022.

As of January 26, 2013, there were approximately 14.6 million shares under the 2010 Amended Stock Plan available for future grants. All of the Company’s prior stock option plans have expired as to the ability to grant new options. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
	(millions)
Compensation expense	$8.8	$7.6	$16.3	$15.1
Income tax benefit	$(3.3)	$(2.9)	$(6.1)	$(5.7)

Stock Options

Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that are equal to or exceed the market value of its common stock on the date of grant. Such options generally vest over a period of four or five years and expire at either seven or ten years after the grant date. The Company recognizes compensation expense ratably over the vesting period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions as follows:

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

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the six months ended January 26, 2013 and January 28, 2012 are presented as follows:

	Six Months Ended
	January 26, 2013	January 28, 2012
Expected term (years)	3.9	3.9
Expected volatility	41.7%	41.7%
Risk-free interest rate	0.7%	0.9%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$7.36	$4.72

A summary of the stock option activity under all plans during the six months ended January 26, 2013 is as follows:

	January 26, 2013
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding - July 28, 2012	14,103.0	$9.69	6.4	$130.1
Granted	2,197.2	20.71
Exercised	(2,853.0)	7.11
Cancelled/Forfeited	(386.2)	11.84
Options outstanding - January 26, 2013	13,061.0	$12.04	7.0	$71.7

Options vested and expected to vest at January 26, 2013 (b)	12,586.9	$12.50	7.0	$70.3
Options exercisable at January 26, 2013	6,341.9	$9.16	5.6	$49.0

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.
(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of January 26, 2013, there was $31.4 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years. The total intrinsic value of options exercised during the six months ended January 26, 2013 was approximately $36.7 million and during the six months ended January 28, 2012 was approximately $8.5 million. Of these amounts, $14.7 million was recorded during the three months ended January 26, 2013 and $6.8 million was recorded during the three months ended January 28, 2012. The total fair value of options that vested during the six months ended January 26, 2013 was approximately $11.2 million and during the six months ended January 28, 2012 was approximately $9.1 million. Of these amounts, $1.2 million was recorded during the three months ended January 26, 2013 and $1.9 million was recorded during the three months ended January 28, 2012.

Restricted Equity Awards

The 2010 Amended Stock Plan also allows for the issuance of shares of restricted stock and restricted stock units (“RSUs”). Any shares of restricted stock or RSUs are counted against the shares available for future grant limit as 2.3 shares for every one restricted share or RSU granted. In general, if options are cancelled for any reason or expire, the shares covered by such options again become available for grant. If a share of restricted stock or a RSU is forfeited for any reason, 2.3 shares become available for grant.

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

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

A summary of Restricted Equity Awards activity during the six months ended January 26, 2013 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 28, 2012	1,206.1	$14.27	1,475.0	$12.69	326.6	$12.90
Granted	1,198.4	20.56	261.8	18.69	82.5	18.13
Vested	(467.0)	16.36	--	--	--	--
Cancelled/Forfeited	(37.5)	13.29	(1,060.0)	12.72	(213.0)	13.70
Nonvested at January 26, 2013	1,900.0	$17.74	676.8	$14.96	196.1	$14.23

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards

Total unrecognized compensation at January 26, 2013 (millions)	$28.5	$7.5	$2.2
Weighted-average years expected to be recognized over (years)	1.9	1.9	2.0

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

Compensation expense for the Cash-Settled LTIP Awards will be recognized over the original vesting period based on the performance of the plan and changes in the Company’s stock price over time. As a result of this modification to the outstanding, original awards, the Company recognized a $1.7 million, one-time charge during the first quarter of Fiscal 2013. The total amount of compensation expense recognized for the Cash-Settled LTIP Awards during the six months ended January 26, 2013 was $1.4 million. Such amounts have been included as a component of selling, general and administrative expenses in the accompanying statements of operations.

In addition, in December 2012, the Company granted 307 thousand Cash-Settled LTIP Awards to certain employees. Similar to above, such awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of a three-year performance period. Such awards are subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a pre-defined three year performance period for the Fiscal 2013-2015 period.

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Commitments and Contingencies

The Company is a defendant in lawsuits and other adversarial proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules. Moreover, the Company's assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company's evaluation of a particular claim. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements. The Company's identified contingencies include the matters set out below.

Six lawsuits were filed in Fiscal 2012 challenging the proposed acquisition of Charming Shoppes by Ascena. Five of these lawsuits have been consolidated in state court in Pennsylvania, and one case remains in Federal court in Pennsylvania. In general, plaintiffs sued the Charming Shoppes’ board of directors for breach of their fiduciary duties under Pennsylvania state law in connection with the sale process, negotiations and public disclosures about the transaction. Ascena was sued for allegedly aiding and abetting the Charming Shoppes’ board of directors’ breach of their fiduciary duties. The parties have signed a stipulation of settlement to settle the state and federal litigations. The fully executed stipulation of settlement has been filed with the court, which has established a schedule to move forward with the class notice and objection procedure. Pursuant to the settlement and subject to court approval, both the state and federal cases are expected to be dismissed and court ordered attorneys’ fees will be paid by Ascena, as Charming Shoppes’ parent company. The amount of attorneys’ fees expected to be paid in connection with the lawsuit were $0.5 million, and such amount was accrued during the second quarter of Fiscal 2013 with a corresponding adjustment to goodwill.

13. Segment Information

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, e-commerce and licensing. The five reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s executive team to evaluate performance and allocate resources. In identifying reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company’s reports its operations in five reportable segments as follows:

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of the Justice brand as well as the speciality retail and e-commerce operations of the Brothers brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and e-commerce operations of the Lane Bryant and Cacique brands.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of the dressbarn brand.

•	Catherines segment - consists of the specialty retail, outlet and e-commerce operations of the Catherines brand.

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2012 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

ASCENA RETAIL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales, operating income (loss), and depreciation and amortization expense for each segment are as follows:

	Three Months Ended		Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
	(millions)
Net sales:
Justice	$441.9	$407.2	$800.2	$727.2
Lane Bryant (a)	259.4	--	489.2	--
maurices	240.7	224.6	465.3	427.5
dressbarn	221.4	230.2	473.4	475.6
Catherines (a)	74.1	--	146.9	--
Total net sales	$1,237.5	$862.0	$2,375.0	$1,630.3

Operating income (loss):
Justice	$91.0	$77.0	$147.3	$124.8
Lane Bryant (a)	(15.5)	--	(32.5)	--
maurices	27.7	26.4	57.3	50.1
dressbarn	(25.2)	(3.4)	(16.2)	1.6
Catherines (a)	(2.9)	--	(1.5)	--
Subtotal	75.1	100.0	154.4	176.5
Less unallocated acquisition-related, integration and restructuring costs	(6.8)	--	(13.2)	--
Total operating income	$68.3	$100.0	$141.2	$176.5

Depreciation and amortization expense:
Justice	$13.0	$11.1	$25.0	$21.0
Lane Bryant (a)	10.8	--	20.6	--
maurices	7.1	6.2	13.9	12.7
dressbarn	8.1	8.2	15.8	15.9
Catherines (a)	1.3	--	2.6	--
Total depreciation and amortization expense	$40.3	$25.5	$77.9	$49.6

(a)	The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for prior reporting periods are not presented.

14. Additional Financial Information

	Six Months Ended
	January 26,	January 28,
Cash Interest and Taxes:	2013	2012
	(millions)
Cash paid for interest	$9.8	$--
Cash paid for income taxes	$12.4	$56.6

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $10.0 million for the six months ended January 26, 2013 and $6.3 million for the six months ended January 28, 2012.

There were no other significant non-cash investing or financing activities for the six months ended January 26, 2013 or January 28, 2012.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Various statements in this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases and in oral statements made from time to time by us or on our behalf constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "we believe," "is or remains optimistic," "currently envisions" and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements.

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

INTRODUCTION

Management discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and six-month periods ended January 26, 2013. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and six-month periods ended January 26, 2013 and January 28, 2012.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the six-month periods ended January 26, 2013 and January 28, 2012, as well as a discussion of our financial condition and liquidity as of January 26, 2013. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures, (iii) anticipated capital expenditures, and (iv) any material changes in financial condition and commitments since the end of Fiscal 2012.

•	Market risk management. This section discusses any significant changes in our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions since the end of Fiscal 2012.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2012. Significant changes include those considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2012 10-K.

•	Recently issued accounting pronouncements. This section notes that we have assessed the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

In this Form 10-Q, references to "Ascena," "ourselves," "we," "our," "us" and the "Company" refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2013 will end on July 27, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”). The second quarter of Fiscal 2013 ended on January 26, 2013 and was a 13-week period. The second quarter of Fiscal 2012 ended on January 28, 2012 and was also a 13-week period.

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

We classify our businesses into five segments following a brand-oriented approach: Justice; Lane Bryant; maurices; dressbarn and Catherines. The Justice segment includes approximately 958 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice segment offers fashionable apparel under the Justice brand to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 789 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant segment offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range, including intimate apparel under the Cacique label. The maurices segment includes approximately 850 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 829 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 409 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

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

Basis of Presentation

Discontinued Operations

In June 2012, the Company announced, contemporaneously with the closing of the Charming Shoppes Acquisition, its intent to cease operating the acquired Fashion Bug business. The Fashion Bug business, consisting of approximately 600 retail stores, ceased operations at the end of the second quarter of Fiscal 2013. The orderly liquidation of the related net assets is expected to be concluded during the second half of Fiscal 2013 and result in an immaterial adjustment to goodwill.

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

Summary of Financial Performance

General Economic Conditions

Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending. Some of the factors negatively impacting discretionary consumer spending include general economic conditions, wages and high unemployment, increased taxation, high consumer debt, reductions in net worth based on severe market declines (such as in residential real estate markets), higher fuel, energy and other prices, increasing interest rates, severe weather conditions and low consumer confidence. In addition, any significant volatility in our financial markets, as has been experienced in the past, could also negatively impact the levels of future discretionary consumer spending.

During our peak holiday-selling period in the second quarter of Fiscal 2013 and generally continuing through February 2013, we experienced lower and inconsistent customer traffic and spending patterns.  We believe that the lower level of consumer spending during this timeframe is largely related to some of the macroeconomic and other conditions mentioned above, particularly increased taxation, continuing high unemployment and the adverse effects of Hurricane Sandy on our concentration of stores in the Northeast. Consequently, this contributed to a decline in comparable store sales and lower merchandise margins in our brick-and-mortar sales channel during this period, which were offset, in part, by continued growth in our e-commerce sales channel.

Such macroeconomic and other factors could continue to have a negative effect on the lower level of consumer spending in the U.S., which in turn, could have a material effect on our business, financial condition and results of operations.

Operating Results

Three Months Ended January 26, 2013 compared to Three Months Ended January 28, 2012

For the three months ended January 26, 2013, we reported net sales of $1,237.5 million, income from continuing operations of $37.8 million and net income from continuing operations per diluted share of $0.23. This compares to net sales of $862.0 million, income from continuing operations of $63.7 million and net income from continuing operations per diluted share of $0.40 for the three months ended January 28, 2012. Including $9.4 million of income from discontinued operations, net income was $47.2 million and net income per diluted share was $0.29 for the three months ended January 26, 2013. The decrease in net income and net income per diluted share during the three months ended January 26, 2013 resulted mainly from the Charming Shoppes Acquisition, which included certain acquisition-related, integration and restructuring costs, higher interest costs and the impact of a duplicative corporate overhead structure, as well as the lower operating performance at our dressbarn brand, all of which is discussed more fully hereinafter.

As discussed above under the section entitled General Economic Conditions, the operating environment during the second quarter of Fiscal 2013 was a challenging one. Nevertheless, our operating performance for the three months ended January was positively affected by a 43.6% increase in net sales, consisting of 4.9% organic growth from our legacy family of brands and 38.7% growth from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our new store growth and strong growth in e-commerce sales, particularly at our Justice and maurices brands, as well as comparable store sales growth at our Justice brand. Partially offsetting those increases was a decrease in comparable store sales from our dressbarn brand. On a combined basis, including e-commerce net sales growth, comparable sales increased 2%. Our gross margin rate decreased by 190 basis points to 53.5%, primarily due to lower margins at dressbarn and maurices. This was primarily due to increased promotional activity that was required to sell through fall merchandise at those brands and significantly higher requirements for inventory markdown reserves at dressbarn. Those decreases were partially offset by margin improvement at Justice, Lane Bryant and Catherines.

Operating income decreased $31.7 million, consisting of a $6.5 million decrease, or 6.5%, from our legacy family of brands and a $25.2 million decrease relating to the Charming Shoppes Acquisition. The operating loss from Charming Shoppes reflected $6.8 million of certain acquisition-related, integration and restructuring costs and a duplicate corporate overhead structure. In turn, the decrease in operating income from our legacy family of brands primarily reflected a decrease in gross margin rate, particularly at our dressbarn brand, offset in part by the flow-through of margin on the higher sales volume at Justice and maurices.

The provision for income taxes from continuing operations decreased by $12.5 million to $24.5 million. The effective tax rate increased 260 basis points to 39.3% for three months ended January 26, 2013, compared to 36.7% for the three months ended January 28, 2012. The increase in the effective tax rate was primarily the result of the absence of higher tax benefits relating to the accounting for discrete items in the second quarter of Fiscal 2012.

Income from continuing operations decreased $25.9 million to $37.8 million as the decrease in operating income and $4.5 million of higher interest expense relating to debt incurred to fund the Charming Shoppes Acquisition more than offset the lower tax provision described above. Net income from continuing operations per diluted share decreased by $0.17, or 42.5%, to $0.23 per share for the three months ended January 26, 2013 from $0.40 per share for the three months ended January 28, 2012. The decrease in diluted earnings per share results was primarily due to the lower level of net income and an increase in the weighted average diluted common shares outstanding.

Six Months Ended January 26, 2013 compared to Six Months Ended January 28, 2012

For the six months ended January 26, 2013, we reported net sales of $2,375.0 million, income from continuing operations of $84.0 million and net income from continuing operations per diluted share of $0.52. This compares to net sales of $1,630.3 million, income from continuing operations of $111.2 million and net income from continuing operations per diluted share of $0.70 for the six months ended January 28, 2012. Including $6.3 million of income from discontinued operations, net income was $90.3 million and net income per diluted share was $0.56 for the six months ended January 26, 2013. The decrease in net income and net income per diluted share during the six months ended January 26, 2013 was mainly due to the Charming Shoppes Acquisition which included the incurrence of an aggregate of $33.1 million of non-recurring purchase accounting costs and certain acquisition-related, integration and restructuring costs, as well as higher interest costs and the impact of a duplicative corporate overhead structure. In addition, we experienced a lower operating performance at our dressbarn brand. All of this is discussed more fully hereinafter.

As discussed earlier under the section entitled General Economic Conditions, the operating environment during the second quarter of Fiscal 2013 was a challenging one. This, in turn, had a significant impact on our year-to-date operating results. Nevertheless, our operating performance for the six months ended January 26, 2013 was positively affected by a 45.7% increase in net sales, consisting of 6.7% organic growth from our legacy family of brands and 39.0% growth from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our comparable store sales and new store growth, particularly at our Justice and maurices brands, as well as strong growth in e-commerce sales at all of our legacy brands. Partially offsetting those increases was a decrease in comparable store sales from our dressbarn brand. On a combined basis, including e-commerce net sales growth, comparable sales increased 3%. Our gross margin rate decreased 80 basis points to 55.5%, primarily due to lower margins at dressbarn. This was primarily due to increased promotional activity that was required to sell through fall merchandise and significantly higher requirements for inventory markdown reserves at dressbarn. Those decreases were partially offset by margin improvement at Justice, Lane Bryant, maurices and Catherines. In addition, the gross margin performance in the first half of Fiscal 2013 was negatively affected by the incurrence of $19.9 million of one-time, non-cash inventory expense associated with the write-up of Charming Shoppes’s inventory to fair market value as of the acquisition date.

Operating income decreased $35.3 million, consisting of an $11.9 million, or 6.7% increase from our legacy family of brands and a $47.2 million decrease relating to the Charming Shoppes Acquisition. The operating loss from Charming Shoppes reflected the approximate $19.9 million of one-time, non-cash inventory expense and $13.2 million of certain acquisition-related, integration and restructuring costs, as well as a duplicative overhead structure. In turn, the increased operating income from our legacy family of brands primarily reflected the flow-through of margin on the higher sales volume at Justice and maurices, offset in part by a decrease in gross margin rate at Justice and a significant decline in operating income at dressbarn.

The provision for income taxes from continuing operations decreased by $20.0 million to $46.7 million. The effective tax rate decreased 180 basis points, to 35.7% for six months ended January 26, 2013 from 37.5% for the six months ended January 28, 2012. The decrease in the effective tax rate was primarily the result of the reversal of certain liabilities associated with uncertain tax positions due largely to the expiration of applicable federal and state income tax statutes of limitations for certain years in the first quarter of Fiscal 2013, offset in part by the absence of higher tax benefits relating to the accounting for discrete items recognized in the prior year.

Income from continuing operations decreased $27.2 million to $84.0 million as the decrease in operating income and $9.1 million of higher interest expense relating to debt incurred to fund the Charming Shoppes Acquisition more than offset the lower tax provision described above. Net income from continuing operations per diluted share decreased by $0.18, or 25.7%, to $0.52 per share for six months ended January 26, 2013 from $0.70 per share for the six months ended January 28, 2012. The decrease in diluted earnings per share results was primarily due to the lower level of net income and an increase in the weighted average diluted common shares outstanding.

Financial Condition and Liquidity

We ended the second quarter of Fiscal 2013 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investment less total debt) of $48.3 million, compared a net debt position of to $157.7 million as of the end of Fiscal 2012.

The increase in our financial position was primarily due to our operating cash flows, which were partially offset by our use of cash to support our capital expenditures and the repayment of debt under both our Term Loan and Revolving Credit Agreement (each as defined below). Our equity increased to $1.474 billion as of January 26, 2013, compared to $1.341 billion as of July 28, 2012, primarily due to our net income during the first half of Fiscal 2013.

We generated $273.4 million of cash from operations during the six months ended January 26, 2013, compared to $222.0 million during the six months ended January 28, 2012. During the first half of Fiscal 2013, we used $50.4 million for the repayment of debt and $97.4 million for capital expenditures primarily associated with our retail store expansion and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for three-month and six-month periods ended January 26, 2013 and January 28, 2012 presented herein has been affected by certain transactions, including:

•	The Charming Shoppes Acquisition that closed on June 14, 2012, as described in Note 4 to the accompanying unaudited consolidated financial statements;

•	Certain acquisition-related, integration and restructuring costs;

•	Certain non-recurring purchase accounting costs;

•	Certain losses on the extinguishment of debt; and

•	Pretax charges related to certain one-time, executive contractual obligation costs incurred in the first quarter of Fiscal 2012.

A summary of the effect of certain of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended		Six Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
	(millions)
Acquisition-related, integration and restructuring costs	$(6.8)	$--	$(13.2)	$--
One-time, non-cash inventory expense associated with the write-up of inventory to fair market value	--	--	(19.9)	--
Loss on extinguishment of debt (see Note 9)	(1.4)	--	(1.4)	--
Executive contractual obligation costs	--	--	--	(5.4)
Total	$(8.2)	$--	$(34.5)	$(5.4)

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

RESULTS OF OPERATIONS

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas, including specialty retail, e-commerce and licensing. The five reportable segments described below represent our brand-based activities for which separate financial information is available, and which is utilized on a regular basis by our executive team to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in five reportable segments as follows:

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of the Justice brand as well as the speciality retail and e-commerce operations of the Brothers brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and e-commerce operations of the Lane Bryant and Cacique brands.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of the dressbarn brand.

•	Catherines segment - consists of the specialty retail, outlet and e-commerce operations of the Catherines brand.

Three Months Ended January 26, 2013 compared to Three Months Ended January 28, 2012

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	January 26, 2013	January 28, 2012	$ Change	% Change
	(millions, except per share data)		(millions)
Net sales	$1,237.5	$862.0	$375.5	43.6%

Cost of goods sold	(575.4)	(384.7)	(190.7)	49.6%
Cost of goods sold as % of net sales	46.5%	44.6%
Gross margin	662.1	477.3	184.8	38.7%
Gross margin as a % of net sales	53.5%	55.4%
Other costs and expenses:
Buying, distribution and occupancy costs	(198.1)	(129.4)	(68.7)	53.1%
Buying, distribution and occupancy costs as % of net sales	16.0%	15.0%
Selling, general and administrative expenses	(348.6)	(222.4)	(126.2)	56.7%
SG&A as % of net sales	28.2%	25.8%
Acquisition-related, integration and restructuring costs	(6.8)	--	(6.8)	NM
Depreciation and amortization expense	(40.3)	(25.5)	(14.8)	58.0%
Total other costs and expenses	(593.8)	(377.3)	(216.5)	57.4%
Operating income	68.3	100.0	(31.7)	(31.7%)
Operating income as % of net sales	5.5%	11.6%

Interest expense	(4.8)	(0.3)	(4.5)	1,500.0%
Interest and other income, net	0.2	1.0	(0.8)	(80.0%)
Loss on extinguishment of debt	(1.4)	--	(1.4)	NM
Income from continuing operations before provision for income taxes	62.3	100.7	(38.4)	(38.1%)
Provision for income taxes from continuing operations	(24.5)	(37.0)	12.5	(33.8%)
Effective tax rate (a)	39.3%	36.7%
Income from continuing operations	37.8	63.7	(25.9)	(40.7%)
Income from discontinued operations, net of taxes (b)	9.4	--	9.4	NM
Net income	$47.2	$63.7	$(16.5)	(25.9%)

Net income per common share - basic:
Continuing operations	$0.24	$0.42	$(0.18)	(42.9%)
Discontinued operations	0.06	--	0.06	NM
Total net income per basic common share	$0.30	$0.42	$(0.12)	(28.6%)

Net income per common share - diluted:
Continuing operations	$0.23	$0.40	$(0.17)	(42.5%)
Discontinued operations	0.06	--	0.06	NM
Total net income per diluted common share	$0.29	$0.40	$(0.11)	(27.5%)

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.
(b)	Income from discontinued operations is presented net of a $6.1 million tax expense for the three months ended January 26, 2013.
(NM)	Not Meaningful

Net Sales. Net sales increased by $375.5 million, or 43.6%, to $1,237.5 million for the three months ended January 26, 2013 from $862.0 million for the three months ended January 28, 2012. The increase in net sales consisted of 4.9% organic growth from our legacy family of brands and 38.7% from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our new store growth and strong growth in e-commerce sales, particularly at our Justice and maurices brands, as well as comparable store sales growth at our Justice brand. Partially offsetting those increases was a decrease in comparable store sales from our dressbarn brand. In addition, e-commerce sales increased by $24.7 million, or 27.2% to $115.4 million during the second quarter of Fiscal 2013 from $90.7 million from the second quarter of Fiscal 2012. On a consolidated basis, comparable store sales decreased 1% during the three months ended January 26, 2013. On a combined basis, comparable store and e-commerce sales increased 2%. Our brand sales increases and decreases were as follows: $34.7 million increase at Justice, $259.4 million increase at Lane Bryant, $16.1 million increase at maurices, $8.8 million decrease at dressbarn, and $74.1 million increase at Catherines.

Net sales and comparable store and e-commerce sales data for our five business segments is presented below.

	Three Months Ended
	January 26, 2013	January 28, 2012	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
Justice	$441.9	$407.2	$34.7	8.5%	4%
Lane Bryant (b)	259.4	--	259.4	NM	(5%)
maurices	240.7	224.6	16.1	7.2%	(1%)
dressbarn	221.4	230.2	(8.8)	(3.8%)	(6%)
Catherines (b)	74.1	--	74.1	NM	6%
Total net sales	$1,237.5	$862.0	$375.5	43.6%	(1%)

E-commerce comparable sales					27%
Combined store and e-commerce comparable sales					2%

(a)	Comparable store sales generally refers to the growth of sales in only stores open in both the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the comparable store sales calculation normally changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes. However, for acquired stores, such as in the case of Lane Bryant and Catherines, comparable store sales metrics for the initial first year of acquisition reflects sales from the acquisition date through the end of the fiscal period for all stores that were open in both that period and the comparable period in the prior year.
(b)	The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.
(NM)	Not Meaningful

Justice net sales. The net increase primarily reflects:

•	an increase of $14.3 million, or 4%, in comparable store sales during the three months ended January 26, 2013;
•	a $15.2 million increase in non-comparable stores sales, primarily driven by an increase related to 41 net new store openings during the last twelve months;
•	an increase of $8.4 million, or 24.4%, in revenues from its e-commerce operations;
•	a $2.3 million increase in wholesale, licensing operations, and other revenues; and
•	a $5.5 million decrease in revenue from gift card breakage.

Lane Bryant net sales. Net sales reflect the operation of approximately 789 stores in the current quarter, as the acquisition was consummated on June 14, 2012, which resulted in $259.4 million of net sales during the three months ended January 26, 2013. Such results reflected:

•	a 5% decrease in comparable store sales; and
•	a 17.4% increase in comparable e-commerce sales.

maurices net sales. The net increase primarily reflects:

•	an decrease of $1.4 million, or 1%, in comparable store sales during the three months ended January 26, 2013;
•	an $11.4 million increase in non-comparable stores sales, primarily driven by an increase related to 47 net new store openings during the last twelve months; and
•	an increase of $6.1 million, or 51.0%, in revenues from e-commerce operations.

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $12.3 million, or 6%, in comparable store sales during the three months ended January 26, 2013. This performance reflected softness in certain merchandise categories, like sweaters, and the adverse effect on consumer spending from Hurricane Sandy experienced by dressbarn’s heavy concentration of stores in the Northeast, both of which lead to increased promotional activity and related lower margins to sell through fall merchandise;
•	a $0.2 million increase in non-comparable stores sales, primarily driven by an increase related to 4 net new store openings during the last twelve months; and
•	an increase of $3.3 million, or 59.8%, in revenues from e-commerce operations.

Catherines net sales. Net sales reflect the operation of approximately 407 stores in the current quarter, as the acquisition was consummated on June 14, 2012, which resulted in $74.1 million of net sales during the three months ended January 26, 2013. Such results reflected:

•	a 6% increase in comparable store sales; and
•	a 19.2% increase in comparable e-commerce sales.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 190 basis points to 53.5% for the three months ended January 26, 2013 from 55.4% for the three months ended January 28, 2012. Our gross margin rate decreased, primarily due to lower margins at dressbarn, and maurices. This was primarily due to increased promotional activity that was required to sell through fall merchandise at those brands and significantly higher requirements for inventory markdown reserves at dressbarn. Those decreases were partially offset by margin improvement at Justice, Lane Bryant and Catherines.

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

Buying, distribution and occupancy costs increased by $68.7 million, or 53.1%, to $198.1 million for the three months ended January 26, 2013 from $129.4 million for the three months ended January 28, 2012. Buying, distribution and occupancy costs as a percentage of net sales increased by 100 basis points to 16.0% for the three months ended January 26, 2013 from 15.0% for the three months ended January 28, 2012. The increase in buying, distribution and occupancy costs both in dollars and as a percentage of net sales was primarily due to a change in store location mix, as Lane Bryant’s higher mall-based mix of stores has higher store occupancy costs as a percentage of sales. From our legacy family of brands, increases in store occupancy and distribution center expenses, which resulted largely from new store growth and the increased sales volume, also contributed to the increases in buying, distribution and occupancy costs, but experienced slight leveraging as a percentage of sales on the increased sales volume.

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

SG&A expenses increased by $126.2 million, or 56.7%, to $348.6 million for the three months ended January 26, 2013 from $222.4 million for the three months ended January 28, 2012. SG&A expenses as a percentage of net sales increased by 240 basis points to 28.2% in the second quarter of Fiscal 2013 from 25.8% in the second quarter of Fiscal 2012. SG&A expenses, expressed both in dollars and as a percentage of sales, increased largely due to the current, duplicative corporate overhead structure resulting from the Charming Shoppes Acquisition, which is expected to be significantly scaled back over the next couple of years.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $14.8 million, or 58.0%, to $40.3 million for the three months ended January 26, 2013 from $25.5 million for the three months ended January 28, 2012. The increase was primarily due to the inclusion of Charming Shoppes, which contributed $12.1 million of incremental depreciation and amortization expense during the second quarter of Fiscal 2013. Also contributing to the increase was higher capital expenditures, which resulted, in part, from the net opening of 92 stores from our legacy family of brands during the last twelve months.

Operating Income. Operating income decreased $31.7 million, or 31.7%, to $68.3 million for the three months ended January 26, 2013 from $100.0 million for the three months ended January 28, 2012. The decrease consisted of a $6.5 million, or 6.5% decrease from our legacy family of brands and a $25.2 million decrease relating to the Charming Shoppes Acquisition. The operating loss from Charming Shoppes reflected $6.8 million of certain acquisition-related, integration and restructuring costs and a duplicative corporate overhead structure. In turn, the decrease in operating income from our legacy family of brands primarily reflected a decrease in gross margin rate, particularly at our dressbarn brand, offset in part by the flow-through of margin on the higher sales volume at Justice and maurices.

Operating income data for our five business segments is presented below.

	Three Months Ended
	January 26, 2013	January 28, 2012	$ Change	% Change
	(millions)		(millions)
Operating income (loss):
Justice	$91.0	$77.0	$14.0	18.2%
Lane Bryant (a)	(15.5)	--	(15.5)	NM
maurices	27.7	26.4	1.3	4.9%
dressbarn	(25.2)	(3.4)	(21.8)	(641.2%)
Catherines (a)	(2.9)	--	(2.9)	NM
Subtotal	75.1	100.0	(24.9)	(24.9%)
Less unallocated acquisition-related, integration and restructuring costs	(6.8)	--	(6.8)	NM
Total operating income	$68.3	$100.0	$(31.7)	(31.7%)

(a)	The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.
(NM)	Not Meaningful

Justice operating income increased by approximately $14.0 million primarily as a result of an increase in sales and higher gross margin rates, offset in part by increases in buying, distribution and occupancy costs. The higher gross margin rate benefited from selected price increases and merchandise mix, offset in part by higher, promotional markdowns. Buying, distribution and occupancy costs increased largely due to store growth and sales volume, but experienced leveraging due to the higher sales volume. SG&A expenses remained relatively flat, but experienced leveraging on the higher sales volume, during the second quarter of Fiscal 2013 compared to the second quarter of 2012. SG&A expenses reflected a decrease in incentive compensation costs, offset by an increase in store-related payroll associated with the new store growth.

Lane Bryant operating loss of $15.5 million primarily reflects the operation of 789 stores in the second quarter of Fiscal 2013, as the acquisition was consummated on June 14, 2012, and includes the impact of a duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years.

maurices operating income increased by approximately $1.3 million primarily as a result of an increase in sales, offset in part by lower gross margin rates and increases in buying, distribution and occupancy costs. The lower gross margin rate benefited from selected merchandise price increases, but was more than offset by higher, promotional markdowns. The increase in buying, distribution and occupancy costs was mainly a result of increases in store occupancy and distribution center expenses, which resulted largely from new store growth and the increased sales volume. SG&A expenses increased slightly in dollars, but experienced leveraging on the higher sales volume, during the second quarter of Fiscal 2013 compared to the second quarter of 2012. SG&A expenses reflected increases in store-payroll related costs related to the overall net sales increases and third-party administrative expenses related to the e-commerce growth, offset in part by decreases in stores supplies and marketing costs.

dressbarn operating loss increased by approximately $21.8 million primarily as a result of a decrease in sales and gross margin rates, increases in buying, distribution and occupancy costs and higher SG&A expenses. The lower gross margin rate was mainly attributable to higher promotional markdowns, which resulted from increased promotional activity required to sell through fall merchandise, and significantly higher requirements for inventory markdown reserves. Buying, distribution and occupancy costs increased during the second quarter of Fiscal 2013 compared to the second quarter of 2012 mainly due to an increase in store occupancy costs, which resulted from a combination of store unit growth and other factors, including rent increases tied to inflation and taxes, and higher freight into stores. The increase in SG&A expenses was primarily due to an increase in store payroll-related costs, relating to the overall store unit growth, increased professional fees and increased in-store marketing costs, offset in part by a decrease in incentive compensation costs related to less than planned earnings results.

Catherines operating loss of $2.9 million primarily reflects the operation of 409 stores in the second quarter of Fiscal 2013, as the acquisition was consummated on June 14, 2012, and includes the impact of a duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years.

Unallocated operating loss. The unallocated expenses of $6.8 million represent acquisition-related, integration and restructuring costs incurred during the period resulting from the Charming Shoppes Acquisition.

Interest Expense. Interest expense increased by $4.5 million to $4.8 million for the three months ended January 26, 2013 from $0.3 million for the three months ended January 28, 2012. The increase was primarily the result of new borrowings used to partially fund the Charming Shoppes Acquisition in the fourth quarter of Fiscal 2012.

Interest and Other Income, Net. Interest and other income, net decreased by $0.8 million, to $0.2 million for the three months ended January 26, 2013 from $1.0 million for the three months ended January 28, 2012. The decrease was mainly due to lower interest income in the second half of Fiscal 2013, as average balances of cash and investments decreased during the period as a result of the Charming Shoppes Acquisition.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $12.5 million, or 33.8%, to $24.5 million for the three months ended January 26, 2013 from $37.0 million for the three months ended January 28, 2012. The decrease in provision for income taxes was primarily a result of lower pretax income in the second quarter of Fiscal 2013, which was partially offset by a higher effective income tax rate. The effective tax rate increased 260 basis points, to 39.3% for three months ended January 26, 2013 from 36.7% for the three months ended January 28, 2012. The increase in the effective tax rate was primarily the result of the absence of higher tax benefits relating to the accounting for discrete items in the second quarter of Fiscal 2012.

Net Income. Net income includes income from both continuing operations and discontinued operations. Net income decreased by $16.5 million, or 25.9%, to $47.2 million for the three months ended January 26, 2013 from $63.7 million for the three months ended January 28, 2012. The decrease was primarily due to an overall decline in operating income, which included $6.8 million of acquisition-related integration and restructuring costs, and an increase in interest expense to service the debt incurred to fund the Charming Shoppes Acquisition. These net decreases were offset in part by income from discontinued operations of $9.4 million and a decrease in the provision of income taxes of $12.5 million. The income from discontinued operations primarily reflected the positive seasonal holiday gift-giving business of Figi’s.

Net Income from Continuing Operations Per Diluted Common Share. Net income from continuing operations per diluted share decreased by $0.17, or 42.5%, to $0.23 per share for the three months ended January 26, 2013 from $0.40 per share for the three months ended January 28, 2012. The decrease in diluted per share results was due to the lower level of income from continuing operations, as previously discussed. Weighted-average diluted common shares outstanding increased to 162.9 million shares in the second quarter of Fiscal 2013 from 157.6 million shares in the second quarter of Fiscal 2012, which also reduced net income from continuing operations per diluted common share.

Net Income Per Diluted Common Share. Net income per diluted common share decreased by $0.11, or 27.5%, to $0.29 per share for the three months ended January 26, 2013 from $0.40 per share for the three months ended January 28, 2012. The decrease in diluted per share results was mainly due to lower level of net income from continuing operations, partially offset by the inclusion of a $0.06 per diluted share impact from discontinued operations.

Six Months Ended January 26, 2013 compared to Six Months Ended January 28, 2012

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Six Months Ended
	January 26, 2013	January 28, 2012	$ Change	% Change
	(millions, except per share data)		(millions)
Net sales	$2,375.0	$1,630.3	$744.7	45.7%

Cost of goods sold	(1,056.3)	(713.2)	(343.1)	48.1%
Cost of goods sold as % of net sales	44.5%	43.7%
Gross margin	1,318.7	917.1	401.6	43.8%
Gross margin as a % of net sales	55.5%	56.3%
Other costs and expenses:
Buying, distribution and occupancy costs	(404.9)	(255.7)	(149.2)	58.3%
Buying, distribution and occupancy costs as % of net sales	17.0%	15.7%
Selling, general and administrative expenses	(681.5)	(435.3)	(246.2)	56.6%
SG&A as % of net sales	28.7%	26.7%
Acquisition-related, integration and restructuring costs	(13.2)	--	(13.2)	NM
Depreciation and amortization expense	(77.9)	(49.6)	(28.3)	57.1%
Total other costs and expenses	(1,177.5)	(740.6)	(436.9)	59.0%
Operating income	141.2	176.5	(35.3)	(20.0%)
Operating income as % of net sales	5.9%	10.8%

Interest expense	(9.6)	(0.5)	(9.1)	1,820.0%
Interest and other income, net	0.5	1.9	(1.4)	(73.7%)
Loss on extinguishment of debt	(1.4)	--	(1.4)	NM
Income from continuing operations before provision for income taxes	130.7	177.9	(47.2)	(26.5%)
Provision for income taxes from continuing operations	(46.7)	(66.7)	20.0	(30.0%)
Effective tax rate (a)	35.7%	37.5%
Income from continuing operations	84.0	111.2	(27.2)	(24.5%)
Income from discontinued operations, net of taxes (b)	6.3	--	(6.3)	NM
Net income	$90.3	$111.2	$(20.9)	(18.8%)

Net income per common share - basic:
Continuing operations	$0.54	$0.73	$(0.19)	(26.0%)
Discontinued operations	0.04	--	0.04	NM
Total net income per basic common share	$0.58	$0.73	$(0.15)	(20.5%)

Net income per common share - diluted:
Continuing operations	$0.52	$0.70	$(0.18)	(25.7%)
Discontinued operations	0.04	--	0.04	NM
Total net income per diluted common share	$0.56	$0.70	$(0.14)	(20.0%)

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.
(b)	Income from discontinued operations is presented net of a $3.0 million tax expense for the six months ended January 26, 2013.
(NM)	Not Meaningful

Net Sales. Net sales increased by $744.7 million, or 45.7%, to $2,375.0 million for the six months ended January 26, 2013 from $1,630.3 million for the six months ended January 28, 2012. The increase in net sales consisted of 6.7% organic growth from our legacy family of brands and 39.0% from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our comparable store sales and new store growth, particularly at our Justice and maurices brands, as well as strong growth in e-commerce sales at all of our legacy brands. Partially offsetting those increases was a decrease in comparable store sales from our dressbarn brand. In addition, e-commerce sales increased by $49.2 million, or 32.9% to $198.8 million during the first half of Fiscal 2013 from $149.6 million from the first half of Fiscal 2012. On a consolidated basis, comparable store sales were flat during the six months ended January 26, 2013. On a combined basis, comparable store and e-commerce sales increased 3%. Our brand sales increases and decreases were as follows: $73.0 million increase at Justice, $489.2 million increase at Lane Bryant, $37.8 million increase at maurices, $2.2 million decrease at dressbarn, and $146.9 million increase at Catherines.

Net sales and comparable store and e-commerce sales data for our five business segments is presented below.

	Six Months Ended
	January 26, 2013	January 28, 2012	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
Justice	$800.2	$727.2	$73.0	10.0%	4%
Lane Bryant (b)	489.2	--	489.2	NM	(5%)
maurices	465.3	427.5	37.8	8.8%	1%
dressbarn	473.4	475.6	(2.2)	(0.5%)	(2%)
Catherines (b)	146.9	--	146.9	NM	5%
Total net sales	$2,375.0	$1,630.3	$744.7	45.7%	flat

E-commerce comparable sales					33%
Combined store and e-commerce comparable sales					3%

(a)	Comparable store sales generally refers to the growth of sales in only stores open in both the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the comparable store sales calculation normally changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes. However, for acquired stores, such as in the case of Lane Bryant and Catherines, comparable store sales metrics for the initial first year of acquisition reflects sales from the acquisition date through the end of the fiscal period for all stores that were open in both that period and the comparable period in the prior year.
(b)	The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.
(NM)	Not Meaningful

Justice net sales. The net increase primarily reflects:

•	an increase of $25.5 million, or 4%, in comparable store sales during the six months ended January 26, 2013;
•	a $30.0 million increase in non-comparable stores sales, primarily driven by an increase related to 41 net new store openings during the last twelve months;
•	an increase of $14.3 million, or 26.3%, in revenues from its e-commerce operations;
•	a $8.3 million increase in wholesale, licensing operations, and other revenues; and
•	a $5.1 million decrease in revenue from gift card breakage.

Lane Bryant net sales. Net sales reflect the operation of approximately 789 stores in the current year, as the acquisition was consummated on June 14, 2012, which resulted in $489.2 million of net sales during the six months ended January 26, 2013. Such results reflected:

•	a 5% decrease in comparable store sales; and
•	a 26.9% increase in comparable e-commerce sales.

maurices net sales. The net increase primarily reflects:

•	an increase of $3.6 million, or 1%, in comparable store sales during the six months ended January 26, 2013;
•	an $22.9 million increase in non-comparable stores sales, primarily driven by an increase related to 47 net new store openings during the last twelve months; and
•	an increase of $11.3 million, or 55.0%, in revenues from e-commerce operations.

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $10.3 million, or 2%, in comparable store sales during the six months ended January 26, 2013. This performance reflected softness during the second quarter of Fiscal 2013 in certain merchandise categories, like sweaters, and the adverse effect on consumer spending from Hurricane Sandy experienced by dressbarn’s heavy concentration of stores in the Northeast, both of which led to increased promotional activity and related lower margins to sell through merchandise;
•	a $1.4 million increase in non-comparable stores sales, primarily driven by an increase related to 4 net new store openings during the last twelve months; and
•	an increase of $6.7 million, or 71.8%, in revenues from e-commerce operations.

Catherines net sales. Net sales reflect the operation of approximately 407 stores in the current year, as the acquisition was consummated on June 14, 2012, which resulted in $146.9 million of net sales during the six months ended January 26, 2013. Such results reflected:

•	a 5% increase in comparable store sales; and
•	a 21.3% increase in comparable e-commerce sales.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 80 basis points to 55.5% for the six months ended January 26, 2013 from 56.3% for the six months ended January 28, 2012. Our gross margin rate decreased, primarily due to lower margins at dressbarn. This was primarily due to increased promotional activity that was required to sell through fall merchandise and significantly higher requirements for inventory markdown reserves at dressbarn. Those decreases were partially offset by margin improvement at Justice, Lane Bryant, maurices and Catherines.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Buying, Distribution and Occupancy Costs. Buying, distribution and occupancy costs increased by $149.2 million, or 58.3%, to $404.9 million for the six months ended January 26, 2013 from $255.7 million for the six months ended January 28, 2012. Buying, distribution and occupancy costs as a percentage of net sales increased by 130 basis points to 17.0% for the six months ended January 26, 2013 from 15.7% for the six months ended January 28, 2012. The increase in buying, distribution and occupancy costs both in dollars and as a percentage of net sales was primarily due to a change in store location mix, as Lane Bryant’s higher mall-based mix of stores has higher store occupancy costs as a percentage of sales. From our legacy family of brands, increases in store occupancy and distribution center expenses, which resulted largely from new store growth and the increased sales volume, also contributed to the increases in buying, distribution and occupancy costs, but experienced slight leveraging as a percentage of sales on the increased sales volume.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased by $246.2 million, or 56.6%, to $681.5 million for the six months ended January 26, 2013 from $435.3 million for the six months ended January 28, 2012. SG&A expenses as a percentage of net sales increased by 200 basis points to 28.7% for the six months ended January 26, 2013 from 26.7% for the six months ended January 28, 2012. SG&A expenses, expressed both in dollars and as a percentage of sales, increased largely due to the current, duplicative corporate overhead structure resulting from the Charming Shoppes Acquisition, which is expected to be significantly scaled back over the next couple of years.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $28.3 million, or 57.1%, to $77.9 million for the six months ended January 26, 2013 from $49.6 million for the six months ended January 28, 2012. The increase was primarily due to the inclusion of Charming Shoppes, which contributed $23.2 million of incremental depreciation and amortization expense during the six months ended January 26, 2013. Also contributing to the increase were higher capital expenditures, which resulted, in part, from the net opening of 92 stores from our legacy family of brands during the last twelve months.

Operating Income. Operating income decreased $35.3 million, or 20.0%, to $141.2 million for the six months ended January 26, 2013 from $176.5 million for the six months ended January 28, 2012. The change consisted of a $11.9 million, or 6.7% increase from our legacy family of brands and a $47.2 million decrease relating to the Charming Shoppes Acquisition. The operating loss from Charming Shoppes reflected the approximate $19.9 million non-cash inventory expense and $13.2 million of certain acquisition-related, integration and restructuring costs and a duplicative corporate overhead structure. In turn, the increased operating income from our legacy family of brands primarily reflected the flow-through of margin on the higher sales volume at Justice and maurices, offset in part by a decrease in gross margin rate, particularly at our dressbarn brand.

Operating income data for our five business segments is presented below.

	Six Months Ended
	January 26, 2013	January 28, 2012	$ Change	% Change
	(millions)		(millions)
Operating income (loss):
Justice	$147.3	$124.8	$22.5	18.0%
Lane Bryant (a)	(32.5)	--	(32.5)	NM
maurices	57.3	50.1	7.2	14.4%
dressbarn	(16.2)	1.6	(17.8)	(1,112.5%)
Catherines (a)	(1.5)	--	(1.5)	NM
Subtotal	154.4	176.5	(22.1)	(12.5%)
Less unallocated acquisition-related, integration and restructuring costs	(13.2)	--	(13.2)	NM
Total operating income	$141.2	$176.5	$(35.3)	(20.0%)

(a)	The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.
(NM)	Not Meaningful

Justice operating income increased by approximately $22.5 million primarily as a result flow-through of margin on the higher sales volume, offset in part by increases in buying, distribution and occupancy costs. The higher gross margin rate benefited from selected price increases and merchandise mix, offset in part by higher, promotional markdowns. The increase in buying, distribution and occupancy costs was mainly a result of increases in store occupancy and distribution center expenses, which resulted largely from new store growth and the increased sales volume, but experienced leveraging during the period due to the higher sales volume. SG&A expenses remained relatively flat, but experienced leveraging on the higher sales volumes. SG&A expenses reflected a decrease in incentive compensation costs, offset by increases in store-related payroll associated with the new store growth and higher marketing costs.

Lane Bryant operating loss of $32.5 million primarily reflects the impact of the approximate $15.3 million of one-time, non-cash inventory expense associated with the write-up of inventory to fair market value and also includes the impact of a duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years. The operating results reflect the operation of 815 stores during the six-month period ended January 26, 2013.

maurices operating income increased by approximately $7.2 million primarily as a result of an increase in sales and gross margin rates, offset in part by increases in buying, distribution and occupancy costs and SG&A expenses. The higher gross margin rate benefited from selected merchandise price increases and merchandise mix. The increase in buying, distribution and occupancy costs was mainly a result of increases in store occupancy and distribution center expenses, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses during the six months ended January 26, 2013 was primarily due to store payroll-related costs and other store expenses, relating to the overall net sales increases, and increased third-party administrative expenses related to e-commerce growth.

dressbarn operating income (loss) decreased by approximately $17.8 million to an operating loss of $16.2 million for the six months ended January 26, 2013 from operating income of $1.6 million for the six months ended January 28, 2012. The decrease was primarily as a result of a decrease in sales and gross margin rates, increases in buying, distribution and occupancy costs and higher SG&A expenses. The lower gross margin rate was mainly attributable to higher markdowns, which resulted from increased promotional activity required to sell through fall merchandise, and significantly higher requirements for inventory markdown reserves. Buying, distribution and occupancy costs increased during the second quarter of Fiscal 2013 period mainly due to an increase in store occupancy costs, which resulted from a combination of store unit growth and other factors, including rent increases tied to inflation and taxes. The increase in SG&A expenses was primarily due to an increase in store payroll-related costs, relating to the overall store unit growth, increased professional fees and increased in-store marketing costs, offset in part by a decrease in incentive compensation costs related to less than planned earnings results.

Catherines operating loss of $1.5 million primarily reflects the impact of the approximate $4.6 million of one-time, non-cash inventory expense associated with the write-up of inventory to fair market value and also includes the impact of a duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years. The operating results reflect the operation of 409 stores during the six months ended January 26, 2013.

Unallocated operating loss. The unallocated expenses of $13.2 million represent acquisition-related, integration and restructuring costs incurred during the period resulting from the Charming Shoppes Acquisition.

Interest Expense. Interest expense increased by $9.1 million to $9.6 million for the six months ended January 26, 2013 from $0.5 million for the six months ended January 28, 2012. The increase was primarily the result of new borrowings used to partially fund the Charming Shoppes Acquisition in the fourth quarter of Fiscal 2012.

Interest and Other Income, Net. Interest and other income, net decreased by $1.4 million to $0.5 million for the six months ended January 26, 2013 from $1.9 million for the six months ended January 28, 2012. The decrease was mainly due to lower interest income in the first half of Fiscal 2013, as average balances of cash and investments decreased during the period as a result of the Charming Shoppes Acquisition.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $20.0 million, or 30.0%, to $46.7 million for the six months ended January 26, 2013 from $66.7 million for the six months ended January 28, 2012. The decrease in provision for income taxes was primarily a result of lower pretax income in the first half of Fiscal 2013 and a lower effective income tax rate. The effective tax rate decreased 180 basis points, to 35.7% for six months ended January 26, 2013 from 37.5% for the six months ended January 28, 2012. The decrease in the effective tax rate was primarily the result of the reversal of certain liabilities associated with uncertain tax positions due largely to the expiration of applicable federal and state income tax statutes of limitations for certain years in the first quarter of Fiscal 2013, offset partially by the absence of higher tax benefits relating to the accounting for discrete items recognized in the prior year.

Net Income. Net income includes income from continuing and discontinued operations. Net income decreased by $20.9 million, or 18.8%, to $90.3 million for the six months ended January 26, 2013 from $111.2 million for the six months ended January 28, 2012. The decrease was primarily due to an overall decline in operating income, which included $13.2 million of acquisition-related integration and restructuring costs, and an increase in interest expense to service the debt incurred to fund the Charming Shoppes Acquisition. These net decreases were offset in part by income from discontinued operations of $6.3 million and a decrease in the provision of income taxes of $20.0 million. The income from discontinued operations primarily reflected the positive seasonal holiday gift-giving business of Figi’s.

Net Income from Continuing Operations Per Diluted Common Share. Net income from continuing operations per diluted share decreased by $0.18, or 25.7%, to $0.52 per share for the six months ended January 26, 2013 from $0.70 per share for the six months ended January 28, 2012. The decrease in diluted per share results was due to the lower level of income from continuing operations, as previously discussed. Weighted-average diluted common shares outstanding increased to 162.2 million shares in the first half of Fiscal 2013 from 158.2 million shares in the first half of Fiscal 2012, which also reduced net income from continuing operations per diluted common share.

Net Income Diluted Common Share. Net income per diluted common share decreased by $0.14, or 20.0%, to $0.56 per share for the six months ended January 26, 2013 from $0.70 per share for the six months ended January 28, 2012. The decrease in diluted per share results was mainly due to lower level of net income from continuing operations, partially offset by the inclusion of a $0.04 per diluted share impact from discontinued operations.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	January 26, 2013	July 28, 2012	$ Change
	(millions)
Cash and cash equivalents	$322.0	$164.3	$157.7
Short-term investments	3.7	1.4	2.3
Non-current investments	--	3.2	(3.2)
Total debt	(277.4)	(326.6)	49.2
Net cash and investments (debt) (a)	$48.3	$(157.7)	$206.0
Equity	$1,473.6	$1,340.9	$132.7

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

As of January 26, 2013 we were in a net cash position of $48.3 million compared to net debt position of $157.7 million as of the end of Fiscal 2012. The increase in our net cash position as of January 26, 2013 as compared to July 28, 2012 was primarily due our operating cash flows, which were partially offset by our use of cash to support our capital expenditures and the repayment of debt under both our Term Loan and Revolving Credit Agreement (each as defined below).

The increase in equity was mainly due to the Company’s net income in the first half of Fiscal 2013.

Cash Flows

The table below summarizes our cash flows for the six months ended presented as follows:

	Six Months Ended
	January 26, 2013	January 28, 2012
	(millions)
Net cash provided by operating activities	$273.4	$222.0
Net cash used in investing activities	(95.3)	(59.5)
Net cash used in financing activities	(20.4)	(27.1)
Net increase in cash and cash equivalents (a)	$157.7	$135.4

(a)	Excludes changes in short-term and non-current investments, which decreased in the aggregate by $0.9 million during the six months ended January 26, 2013.

Net Cash Provided by Operating Activities. Net cash provided by operations was $273.4 million for the six months ended January 26, 2013, compared with $222.0 million for the six months ended January 28, 2012. The increase was primarily driven by increases in net income before net, non-cash expenses, such as depreciation and amortization expense and stock-based compensation costs, as set forth more fully in the consolidated statements of cash flows. Net cash provided by operations also benefited from lower working capital requirements and other balance sheet changes.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended January 26, 2013 was $95.3 million, consisting almost entirely of cash used for capital expenditures. Net cash used in investing activities for the six months ended January 28, 2012 was $59.5 million, consisting primarily of net cash used for capital expenditures.

Net Cash Used in Financing Activities. Net cash used in financing activities was $20.4 million for the six months ended January 26, 2013, consisting primarily of $50.4 million for the repayment of debt, offset in part by proceeds relating to our stock-based compensation plans. Net cash used in financing activities for the six months ended January 28, 2012 was $27.1 million, consisting primarily of cash used for the repurchase of common stock, offset in part by proceeds relating to our stock-based compensation plans.

Capital Spending

We routinely make capital investments primarily in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores, investments in our technological and supply chain infrastructure, and investments in administrative office space to support our growing operations. At the end of Fiscal 2012, the Company announced significant capital spending plans relating to the rationalization of its distribution network. For a detailed discussion of those plans, see Part II, Item 7 as specified in the capital spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2012 10-K.

In addition, in connection with the integration of the technological infrastructure of Charming Shoppes, the Company recently finalized plans to migrate to common information technology platforms for its Company-wide, point-of-sales systems, merchandise systems, warehouse management systems and financial systems. The execution of those transformational information technology plans is expected to take place over the next two years. Accordingly, when taken together with the previously announced capital plans to transform its distribution network and to expand certain of its administrative facilities, the Company expects incremental capital requirements to approximate $300 - $325 million over the next two years. Such requirements are expected to continue to be funded primarily with operating cash flows and, to the extent necessary, borrowings under the Company’s Revolving Credit Agreement.

For the six months ended January 26, 2013, we had $97.4 million of capital expenditures, compared to $52.1 million of capital expenditures for the six months ended January 28, 2012.

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

As of January 26, 2013, approximately 40% of our available cash and cash equivalents were held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% to 20% of the cash repatriated; this current U.S. tax liability has been previously provided for in the provision for income taxes and is currently classified within deferred income taxes on the accompanying unaudited consolidated balance sheets. We currently do not have any plans to repatriate these funds from our overseas subsidiaries to the U.S.

As discussed in the “Debt” section below, as of January 26, 2013, we had no borrowings under our Revolving Credit Agreement and $279.3 million of borrowings under our Term Loan (as defined below), which were used to partially fund the Charming Shoppes Acquisition. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of January 26, 2013, there were five financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 30%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

Debt

As of January 26, 2013, the Company had $279.9 million of debt outstanding consisting primarily of (i) $279.3 million which was incurred to fund a portion of the purchase price of the Charming Shoppes Acquisition, and (ii) $0.6 million of convertible notes assumed in the Charming Shoppes Acquisition, which remain outstanding after substantially all were redeemed in July 2012. For a complete description of the Company’s borrowing arrangements see Note 14 to our audited consolidated financial statements included in our Fiscal 2012 10-K.

Term Loan

Our $300 million term loan (the “Term Loan”) matures on June 14, 2018, and has mandatory quarterly repayments of 0.25%, or approximately $0.75 million, with a remaining balloon payment required at maturity. The Term Loan has been recorded net of an original issue discount of $3 million, which is being amortized to interest expense over the contractual life of the Term Loan. The Company has the right to prepay the Term Loan in any amount and at any time. Interest rates under the Term Loan are variable and are calculated using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate, or (iii) LIBO rate (subject to a 1% floor); plus an applicable margin ranging from 225 basis points to 375 basis points based on a combination of the type of borrowing (prime or LIBOR) and the Company’s total leverage ratio existing at the end of the previous fiscal quarter.

During the second quarter of Fiscal 2013, the Company prepaid approximately $20 million of the outstanding principal balance of the Term Loan. The transaction resulted in a $0.6 million pretax loss on the extinguishment of debt, relating to a proportional reduction in the balance of the original issue discount and deferred financing fees, which has been disclosed as a component of the loss on extinguishment of debt on the face of the accompanying consolidated statements of operations. As a result of the aforementioned prepayment, the Company is no longer subject to mandatory quarterly repayments of the Term Loan.

In addition, on January 29, 2013, Fashion Bug sold its distribution center for net proceeds of approximately $16 million. The net proceeds of the sale were used to partially prepay the outstanding principal balance of the Term Loan during the third quarter of Fiscal 2013. Accordingly, after taking into account this prepayment, the outstanding carrying amount of the Company’s obligation under the Term Loan was $260.9 million.

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

Borrowings under the Revolving Credit Agreement bear interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate, or (iii) LIBO rate; plus an applicable margin ranging from 50 basis points to 200 basis points based a combination of the type of borrowing (prime or LIBOR) and the Company’s average borrowing availability during the previous fiscal quarter.

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in the amount of 37.5 basis points per annum.

As of January 26, 2013, after taking into account the $21.2 million in outstanding letters of credit, the Company had $228.8 million available under the Revolving Credit Agreement.

Restrictions under the Term Loan and Revolving Credit Agreement

The Term Loan and Revolving Credit Agreement are subject to similar restrictions, as summarized below.

The Term Loan has financial covenants with respect to a senior secured leverage ratio, which is defined as a ratio of senior secured indebtedness to consolidated EBITDA. For such purposes, consolidated EBITDA is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) non-recurring, acquisition-related expenses, and (v) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a maximum senior secured leverage ratio for any period of four consecutive quarters of no greater than 1.75 to 1.00. As of January 26, 2013, the actual senior secured leverage ratio was 0.52 to 1.00. We were in compliance with all financial covenants contained in the Term Loan as of January 26, 2013, and expect to be in compliance in all periods during the next twelve months.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses, and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of January 26, 2013, the actual fixed charge coverage ratio was 1.48 to 1.00. We were in compliance with all financial covenants contained in the Revolving Credit Agreement as of January 26, 2013, and expect to be in compliance in all periods during the next twelve months.

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

Greencastle Mortgage

In connection with the Charming Shoppes Acquisition, the Company assumed a $7.8 million mortgage obligation (the “Greencastle Mortgage”) on Charming Shoppes’s owned distribution center in Greencastle, Indiana. The Greencastle Mortgage bore interest at a fixed rate of 6.07%. During the second quarter of Fiscal 2013, the Company prepaid the outstanding principal balance of the Greencastle Mortgage in full. The payment of $8.4 million resulted in a $0.8 million pretax loss on the extinguishment of debt, relating to a make-whole premium to holders of the mortgage note, which has been disclosed as a component of the loss on extinguishment of debt on the face of the accompanying unaudited consolidated statements of operations.

Potential Refinancing

In February 2013, the Company launched an initiative with certain of the financial institutions participating in its existing Revolving Credit Agreement to amend such agreement. Among other things, the amendment is expected to increase the maximum size of the credit facility to $500 million, with an option to increase the availability further by up to $100 million. It is also expected that the maturity of the facility will be extended by one year to June 14, 2018.

Immediately prior to the amendment of the Revolving Credit Agreement, the Company plans to borrow approximately $250 million under its existing Revolving Credit Agreement and, together with cash on hand, prepay its $263 million of obligations under the Term Loan. Because such prepayment will be made with the proceeds of “Permitted Refinancing Indebtedness”, as defined under the Term Loan agreement, no prepayment premium will be applicable.  After giving effect to the amendment, the expanded size of the Revolving Credit Agreement is expected to provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future. The refinancing of the Term Loan is expected to reduce the Company’s borrowing costs. In addition, the Company expects to incur an approximate $8 million pretax loss upon the extinguishment of the Term Loan relating principally to the write-off of deferred financing costs.

The amendment to the current Revolving Credit Agreement remains subject to lender approval. Accordingly, there can be no assurance at this time that the amendment will be approved or that the refinancing of the Term Loan will be completed.

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

No shares of common stock were repurchased by the Company under its repurchase program during the six months ended January 26, 2013. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at January 26, 2013.

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

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of the January 26, 2013, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores normally are transacted in U.S. dollars. In addition, our wholly owned international retail operations represented approximately 1% of our consolidated revenues during the first half of Fiscal 2013. In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

Our Company currently has $279.3 million in variable-rate debt outstanding under our Term Loan and, from time to time, borrowings under our Revolving Credit Agreement. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, the Company’s annual interest expense would increase or decrease by approximately $0.3 million, and net income would decrease or increase, respectively, by approximately $0.2 million. See Note 14 to our audited consolidated financial statements included in our Fiscal 2012 10-K for a summary of the terms and conditions of our Term Loan and Revolving Credit Agreement.

Investment Risk Management

As of January 26, 2013, our Company had cash and cash equivalents on-hand of $322.0 million, primarily invested in money market funds and commercial paper with original maturities of 90 days or less. The Company's other short-term investments of $3.7 million consisted primarily of restricted cash.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at January 26, 2013. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

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

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

During the six months ended January 26, 2013, there have been no recently issued or proposed accounting standards which may have a material impact our financial statements in future periods.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as January 26, 2013. Except as noted below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended January 26, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the second quarter of Fiscal 2013, the Company completed the consolidation of certain of its financial systems and processes across its legacy family of brands, including implementing a common general ledger and consolidations system and centralizing certain financial processing functions within a new shared services environment. These initiatives resulted in certain significant changes in internal controls which, at the end of the second quarter of Fiscal 2012, were still considered to be effective.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversarial proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules. Moreover, the Company's assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company's evaluation of a particular claim. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements. The Company's identified contingencies include the matters set out below.

Six lawsuits were filed in Fiscal 2012 challenging the proposed acquisition of Charming Shoppes by Ascena. Five of these lawsuits have been consolidated in state court in Pennsylvania, and one case remains in Federal court in Pennsylvania. In general, plaintiffs sued the Charming Shoppes’ board of directors for breach of their fiduciary duties under Pennsylvania state law in connection with the sale process, negotiations and public disclosures about the transaction. Ascena was sued for allegedly aiding and abetting the Charming Shoppes’ board of directors’ breach of their fiduciary duties. The parties have signed a stipulation of settlement to settle the state and federal litigations. The fully executed stipulation of settlement has been filed with the court, which has established a schedule to move forward with the class notice and objection procedure. Pursuant to the settlement and subject to court approval, both the state and federal cases are expected to be dismissed and court ordered attorneys’ fees will be paid by Ascena, as Charming Shoppes’ parent company. The amount of attorneys’ fees expected to be paid in connection with the lawsuit were $0.5 million, and such amount was accrued during the second quarter of Fiscal 2013 with a corresponding adjustment to goodwill.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2012 10-K. There have been no material changes during the quarter ended January 26, 2013 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2012 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended January 26, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month # 1 (October 28, 2012 – November 24, 2012)	--	$--	--	$90 million
Month # 2 (November 25, 2012 – December 29, 2012)	--	--	--	90 million
Month # 3 (December 30, 2012 – January 26, 2013)	--	--	--	90 million

(1)	In Fiscal 2010, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”). The program was then expanded in Fiscal 2011 to cover an additional $100 million of authorized purchases. Under the 2010 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dirk Montgomery pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

ASCENA RETAIL GROUP, INC.

Date: March 4, 2013	BY: /s/ David Jaffe
David Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 4, 2013	BY: /s/ Dirk Montgomery
Dirk Montgomery
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

