Form 10-Q
period 2013-04-27
Ascena Retail Group, Inc.
filed 2013-06-05
CIK 1498301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 27, 2013

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

Yes ☐ No ☒

The Registrant had 159,179,928 shares of common stock outstanding as of May 29, 2013.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	April 27, 2013	July 28, 2012
	(millions, except per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202.9	$164.3
Short-term investments	3.2	1.4
Inventories	538.1	533.4
Assets related to discontinued operations	43.1	133.6
Deferred tax assets	49.6	48.7
Prepaid expenses and other current assets	163.5	158.8
Total current assets	1,000.4	1,040.2
Non-current investments	—	3.2
Property and equipment, net	730.2	674.2
Goodwill	576.2	593.2
Other intangible assets, net	451.7	453.7
Other assets	37.0	42.6
Total assets	$2,795.5	$2,807.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$259.2	$252.8
Accrued expenses and other current liabilities	258.6	261.2
Deferred income	61.4	42.7
Liabilities related to discontinued operations	17.1	118.6
Income taxes payable	7.5	6.1
Current portion of long-term debt	—	4.2
Total current liabilities	603.8	685.6
Long-term debt	155.6	322.4
Lease-related liabilities	241.9	240.5
Deferred income taxes	124.2	60.6
Other non-current liabilities	154.6	157.1
Commitments and contingencies (Note 12)
Total liabilities	1,280.1	1,466.2

Equity:
Common stock, par value $0.01 per share; 159.0 million and 154.8 million shares issued and outstanding	1.6	1.5
Additional paid-in capital	581.1	528.8
Retained earnings	933.4	811.9
Accumulated other comprehensive loss	(0.7)	(1.3)
Total equity	1,515.4	1,340.9
Total liabilities and equity	$2,795.5	$2,807.1

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(millions, except per share data)
	(unaudited)

Net sales	$1,142.2	$783.3	$3,517.2	$2,413.6
Cost of goods sold	(484.4)	(323.4)	(1,540.7)	(1,036.6)
Gross margin	657.8	459.9	1,976.5	1,377.0

Other costs and expenses:
Buying, distribution and occupancy costs	(208.1)	(129.7)	(613.0)	(385.4)
Selling, general and administrative expenses	(332.4)	(219.3)	(1,013.9)	(654.6)
Acquisition-related, integration and restructuring costs	(6.9)	—	(20.1)	—
Depreciation and amortization expense	(44.6)	(25.6)	(122.5)	(75.2)
Total other costs and expenses	(592.0)	(374.6)	(1,769.5)	(1,115.2)
Operating income	65.8	85.3	207.0	261.8

Interest expense	(2.9)	(0.2)	(12.5)	(0.7)
Interest and other income, net	0.1	0.8	0.6	2.7
Acquisition-related, transaction costs	—	(6.8)	—	(6.8)
Loss on extinguishment of debt (Note 9)	(7.9)	—	(9.3)	—
Income from continuing operations before provision for income taxes	55.1	79.1	185.8	257.0
Provision for income taxes from continuing operations	(22.2)	(29.7)	(68.9)	(96.4)
Income from continuing operations	32.9	49.4	116.9	160.6
(Loss) income from discontinued operations, net of taxes (1)	(1.7)	—	4.6	—
Net income	$31.2	$49.4	$121.5	$160.6

Net income per common share - basic:
Continuing operations	$0.21	$0.32	$0.74	$1.05
Discontinued operations	(0.01)	—	0.03	—
Total net income per basic common share	$0.20	$0.32	$0.77	$1.05

Net income per common share – diluted:
Continuing operations	$0.20	$0.31	$0.72	$1.01
Discontinued operations	(0.01)	—	0.03	—
Total net income per diluted common share	$0.19	$0.31	$0.75	$1.01

Weighted average common shares outstanding:
Basic	158.0	153.3	156.9	153.3
Diluted	163.3	159.9	162.8	159.1

(1) Income from discontinued operations is presented net of a $1.2 million income tax benefit for the three months ended April 27, 2013 and a $1.8 million income tax expense for the nine months ended April 27, 2013.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(millions)
	(unaudited)
Net income	$31.2	$49.4	$121.5	$160.6
Other comprehensive (loss) income, net of tax:
Net change in unrealized gains on available-for-sale investments (1)	—	1.0	1.2	1.4
Foreign currency translation adjustment	(0.2)	0.3	(0.6)	0.1
Total other comprehensive (loss) income	(0.2)	1.3	0.6	1.5
Total comprehensive income	$31.0	$50.7	$122.1	$162.1

(1) No tax benefits have been provided in any period primarily due to the uncertainty of realization of cumulative capital loss tax benefits.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 27, 2013	April 28, 2012
	(millions)
	(unaudited)
Cash flows from operating activities:
Net income	$121.5	$160.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	122.5	75.2
Deferred income tax expense	(6.4)	1.3
Deferred rent and other occupancy costs	(26.9)	(15.9)
Loss on extinguishment of debt	9.3	—
Non-cash stock-based compensation expense	23.2	21.2
Non-cash impairments of assets	3.8	1.8
Non-cash interest expense	1.4	0.7
Other non-cash income	(7.3)	(6.4)
Excess tax benefits from stock-based compensation	(12.8)	(8.1)
Changes in operating assets and liabilities:
Inventories	(7.3)	16.4
Accounts payable, accrued liabilities and income tax liabilities	65.2	3.0
Deferred income liabilities	24.4	12.2
Lease-related liabilities	29.0	14.2
Other balance sheet changes	(6.1)	24.4
Changes in net assets related to discontinued operations	(0.3)	—
Net cash provided by operating activities	333.2	300.6

Cash flows from investing activities:
Purchases of investments	(2.3)	(101.2)
Proceeds from sales and maturities of investments	4.9	39.3
Proceeds from sales of assets	15.9	—
Investment in life insurance policies	—	(0.1)
Capital expenditures	(171.3)	(102.7)
Net cash used in investing activities	(152.8)	(164.7)

Cash flows from financing activities:
Proceeds from borrowings	426.7	—
Repayments of debt	(601.4)	—
Payment of deferred financing costs	(3.7)	—
Repurchases of common stock	—	(37.2)
Proceeds from stock options exercised and employee stock purchases	23.8	12.9
Excess tax benefits from stock-based compensation	12.8	8.1
Net cash used in financing activities	(141.8)	(16.2)

Net increase in cash and cash equivalents	38.6	119.7
Cash and cash equivalents at beginning of period	164.3	243.5

Cash and cash equivalents at end of period	$202.9	$363.2

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

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 961 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice segment offers fashionable apparel under the Justice brand to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 788 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant segment offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range, including intimate apparel under the Cacique label. The maurices segment includes approximately 862 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 833 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 402 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

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

Basis of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP, and present the financial position, results of operations, comprehensive income and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP. There were no variable interest entities as of April 27, 2013.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2013 will end on July 27, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”). The third quarter of Fiscal 2013 ended on April 27, 2013 and was a 13-week period. The third quarter of Fiscal 2012 ended on April 28, 2012 and was also a 13-week period.

The financial position and operating results of the Company’s newly acquired sourcing operations of Charming Shoppes located in Hong Kong (“Charming Sourcing”) are reported on a one-month lag. Accordingly, the Company’s operating results for the three and nine months ended April 27, 2013 include the operating results of Charming Sourcing for the three-month period from January 1, 2013 through March 31, 2013 and nine-month period from July 1, 2012 through March 31, 2013. The net effect of this reporting lag is not material to the consolidated financial statements.

Discontinued Operations

In connection with the acquisition of Charming Shoppes in June 2012, certain acquired businesses have been classified as a component of discontinued operations within the consolidated financial statements.

In particular, the Company announced, contemporaneously with the closing of the acquisition of Charming Shoppes, its intent to cease operating the acquired Fashion Bug business. The Fashion Bug business, consisting of approximately 600 retail stores, ceased operations in February 2013. The orderly liquidation of the related net assets is expected to be concluded during the fourth quarter of Fiscal 2013 and result in an immaterial adjustment to goodwill.

In addition, the Company also announced, contemporaneously with the closing of the acquisition of Charming Shoppes, its intent to sell the acquired Figi’s business. The sale of the Figi’s business, which markets food and specialty gift products, is expected to occur during the fourth quarter of Fiscal 2013.

As the Fashion Bug liquidation is substantially complete and the Figi’s business is available for disposal in its present condition and active disposition efforts have already been implemented at prices that are reasonable in relation to current fair value, such businesses have been classified as discontinued operations within the consolidated financial statements. As such, assets and liabilities relating to discontinued operations have been segregated and separately disclosed in the balance sheets as of April 27, 2013 and July 28, 2012. In turn, operating results for those businesses, including $13.4 million and $400.3 million of revenues for the three-month and nine-month periods ended April 27, 2013, respectively, have also been segregated and reported separately in the consolidated statements of operations.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major components of assets and liabilities related to discontinued operations are summarized below:

	April 27, 2013	July 28, 2012
	(millions)
Accounts receivable	$10.7	$6.8
Inventories	7.1	77.2
Property and equipment, net	14.2	31.9
Other intangible assets, net	8.0	5.0
Other assets	3.1	12.7
Total assets related to discontinued operations	$43.1	$133.6

Accounts payable and other current liabilities	$15.4	$93.6
Lease-related liabilities	1.5	18.0
Other liabilities	0.2	7.0
Total liabilities related to discontinued operations	$17.1	$118.6

On January 29, 2013, Fashion Bug sold its distribution center for net proceeds of approximately $16 million. The net proceeds of the sale were used to partially prepay the outstanding principal balance of the Company’s six-year, variable-rate term loan during the third quarter of Fiscal 2013 (See Note 9 for further discussion).

Seasonality of Business

The Company’s business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, Justice sales and operating profits tend to be significantly higher during the fall season which occurs during the first and second quarters of the fiscal year, as this includes the back-to-school period and the holiday selling period which is focused on gift-giving merchandise. The dressbarn and maurices brands have historically experienced lower earnings in the second fiscal quarter ending in January than during the three other fiscal quarters, reflecting the intense promotional environment that generally has characterized the holiday shopping season in recent years. The newly acquired Lane Bryant and Catherines brands typically experience peak sales during the Easter, Memorial Day and December holiday seasons. In addition, the Company’s operating results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix. Accordingly, the Company’s operating results and cash flows for the three-month and nine-month periods ended April 27, 2013 are not necessarily indicative of the operating results and cash flows that may be expected for the full year of Fiscal 2013.

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

Buying, Distribution and Occupancy Costs

Buying, distribution and occupancy costs consist of store occupancy and utility costs (excluding depreciation), out-bound freight and all costs associated with the buying and distribution functions.

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

In determining the income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions. If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to “more-likely-than-not,” (ii) the statute of limitation expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for uncertain tax positions.

The Company’s liability for uncertain tax positions (including accrued interest and penalties), which is included in other non-current liabilities in the accompanying consolidated balance sheets, was $49.3 million as of April 27, 2013 and $61.7 million as of July 28, 2012. The Company’s liability for uncertain tax positions decreased by $12.4 million in the nine months ended April 27, 2013 primarily as a result of the reversal of certain liabilities associated with uncertain tax positions due largely to the expiration of applicable federal and state income tax statutes of limitations for certain years in the first quarter of Fiscal 2013 and the filing of certain accounting method changes for federal income tax purposes. The amount of this liability is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for uncertain tax positions will decrease by approximately $10.8 million, excluding interest and penalties, during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	April 27,	April 28,	April 27,	April 28,
	2013	2012	2013	2012
	(millions)
Basic	158.0	153.3	156.9	153.3
Dilutive effect of stock options, restricted stock and restricted stock units	5.3	6.6	5.9	5.8
Diluted shares	163.3	159.9	162.8	159.1

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of April 27, 2013 and April 28, 2012, there was an aggregate of approximately 2.9 million and 3.2 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

4. Acquisitions and Dispositions

The Charming Shoppes Acquisition

In June 2012, the Company acquired Charming Shoppes, which owned and operated multiple retail brands through over 1,800 retail stores and e-commerce operations including: Lane Bryant; Catherines; Fashion Bug; and Figi’s, in an all cash transaction at $7.35 per share, for an aggregate purchase price of $882.1 million (excluding the assumption of debt and transaction costs) (collectively, the “Charming Shoppes Acquisition”). The acquisition was funded with $325 million from new borrowings including (a) a $300 million six-year, variable-rate term loan and (b) $25 million of borrowings under the Company’s then existing revolving credit facility, which was amended in connection with the transaction (See Note 9 for further discussion). The remainder was funded through available cash and cash equivalents and the liquidation of substantially all of the Company’s investment portfolio.

The Company accounted for the Charming Shoppes Acquisition under the purchase method of accounting for business combinations. Accordingly, the cost to acquire such assets was allocated to the underlying net assets in proportion to estimates of their respective fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. Given the orderly liquidation of Fashion Bug’s net assets will not be concluded until the fourth quarter of Fiscal 2013 and the ongoing sale process of Figi’s, as discussed in Note 2, the allocation of the purchase price to the underlying net assets remains preliminary at this time. The Company does not expect to finalize its valuation of the net assets acquired until the fourth quarter of Fiscal 2013, particularly as it relates to those businesses. During the nine months ended April 27, 2013, the Company made certain adjustments to goodwill to more fairly reflect the fair value of the underlying net assets acquired. Such adjustments resulted in a $17.0 million increase in miscellaneous net assets with a corresponding reduction to goodwill.

As adjusted during the nine months ended April 27, 2013, the acquisition cost of $882.1 million was allocated to the acquired net assets on a preliminary basis based on their respective estimated fair values, as follows: cash and cash equivalents of $203.5 million; inventories of $192.0 million; net assets related to discontinued operations of $80.2 million; other current and non-current assets of $97.6 million; deferred tax assets (net of deferred tax liabilities) of $13.4 million; property and equipment of $170.6 million; non-tax deductible goodwill of $341.8 million; intangible assets (consisting primarily of brands and trademarks) of $270.7 million; current liabilities of $198.5 million; long-term debt of $146.2 million; and other net liabilities of $143.0 million.

Acquisition-related, transaction costs of $6.8 million were expensed as incurred during the third quarter of Fiscal 2012, and are reported separately in the consolidated statement of operations.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The results of operations of Charming Shoppes have been consolidated in the Company’s results of operations commencing on June 14, 2012, the effective date of the Charming Shoppes Acquisition. Such post-acquisition results included in the Company’s consolidated statement of operations for the three and nine months ended April 27, 2013 consist of the following:

	Three Months Ended	Nine Months Ended
	April 27, 2013	April 27, 2013
	(millions)
Net sales	$351.2	$987.3
Income (loss) from continuing operations	2.9	(22.2)
(Loss) income from discontinued operations, net of taxes	(1.7)	4.6
Net income (loss)	1.2	(17.6)

The above results include $20.1 million of pre-tax charges for acquisition-related, integration and restructuring costs in the nine months ended April 27, 2013. Of this amount, $6.9 million was recorded during the three months ended April 27, 2013.

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

	Three Months Ended	Nine Months Ended
	April 28, 2012	April 28, 2012
	(millions, except per share data)
Pro forma net sales	$1,130.3	$3,393.5
Pro forma income from continuing operations	57.7	146.9
Pro forma net income from continuing operations per common share:
Basic	0.38	0.96
Diluted	0.36	0.92

5. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	April 27, 2013	July 28, 2012	April 28, 2012
	(millions)
Justice	$141.3	$154.1	$128.2
Lane Bryant (a)	152.4	139.3	—
maurices	84.9	94.1	87.1
dressbarn	119.6	111.1	133.6
Catherines (a)	39.9	34.8	—
Total inventories	$538.1	$533.4	$348.9

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012 and, therefore, inventory amounts for Lane Bryant and Catherines are not included as of April 28, 2012.

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

During the second quarter of Fiscal 2013, the one remaining auction rate security with a book value of $2.7 million and a par value of $3.9 million at July 28, 2012 was redeemed at a par. As a result of the transaction, the accumulated unrealized loss was reversed and included in the net change in unrealized gains and losses on available-for-sale securities in the consolidated statements of comprehensive income during the nine months ended April 27, 2013. The redemption had no impact on net income. As of April 27, 2013, the Company’s only investment was restricted cash, which is classified within short-term investments in the accompanying consolidated balance sheets.

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

Fiscal 2013 Impairment

During the nine months ended April 27, 2013, the Company recorded an aggregate of $3.8 million in non-cash impairment charges, including $2.0 million in its Lane Bryant segment, $0.5 million in its maurices segment and $1.3 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $2.1 million was recorded during the three months ended April 27, 2013. There were no impairment charges recorded at Justice or Catherines during the three or nine months ended April 27, 2013.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal 2012 Impairment

During the nine months ended April 28, 2012, the Company recorded an aggregate $1.8 million in non-cash impairment charges, including $0.2 million in its Justice segment, $0.7 million in its maurices segment, and $0.9 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $0.7 million was recorded during the three months ended April 28, 2012.

Such impairment charges are included as a component of SG&A expenses in the accompanying consolidated statements of operations for all periods.

9. Debt

Debt consists of the following:	April 27, 2013	July 28, 2012
	(millions)
Revolving credit agreement	$155.0	$20.0
Charming Shoppes convertible notes	0.6	1.2
Term loan (a)	—	297.2
Mortgage notes	—	8.2
	155.6	326.6
Less: current portion	—	(4.2)
Total long-term debt	$155.6	$322.4

(a) The Term Loan is presented net of a $2.8 million original issue discount as of July 28, 2012.

In March 2013, the Company (i) exercised an option to increase the capacity of its existing revolving credit facility by $50 million from $250 million to $300 million, (ii) borrowed approximately $263 million under the facility, (iii) used the proceeds to prepay the Term Loan (as defined and discussed further below), and (iv) amended its then existing revolving credit facility (the “Revolving Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A., as administrative agent. The principal changes in terms related to expansion of the borrowing availability from $250 million to $500 million and an extension of the maturity date of the borrowing arrangement one year from June 2017 to June 2018. For accounting purposes, due principally to the expanded borrowing availability, the amendment to the Revolving Credit Agreement was treated as a modification to the existing arrangement and not as an extinguishment of debt. As a result, incremental deferred financing costs related to the Revolving Credit Agreement were aggregated with existing deferred financing costs and are being amortized to interest expense over the new term.

Revolving Credit Agreement

The Revolving Credit Agreement now provides a senior secured revolving credit facility up to $500 million, with an optional additional increase of up to $100 million. The Revolving Credit Agreement expires in June 2018. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. However, availability under the Revolving Credit Agreement fluctuates from month-to-month based on the Company’s underlying collateral position at the end of the period. Our collateral position is determined, at any given period, by the aggregate of the Company’s (i) inventory position (less reserves), (ii) market value of eligible real properties up to certain limits, and (iii) eligible credit card receivables. The Revolving Credit Agreement may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The Revolving Credit Agreement includes a $250 million letter of credit sublimit, of which $60 million can be used for standby letters of credit, and a $25 million swing loan sublimit.

Borrowings under the Revolving Credit Agreement bear interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points; plus an applicable margin ranging from 50 basis points to 200 basis points based on a combination of the type of borrowing (prime or LIBOR), the Company’s leverage ratio (defined below) existing at the end of the previous quarter, and average borrowing availability during the previous fiscal quarter.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The leverage ratio is defined as a ratio of the sum of the aggregate principal amount of indebtedness to consolidated EBITDA. For such purposes, consolidated EBITDA is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) non-recurring, acquisition-related expenses, and (v) restructuring charges not exceeding predetermined limits.

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in an amount ranging between 25 basis points and 37.5 basis points per annum based the Company’s leverage ratio existing at the end of the previous quarter and average utilization during the previous fiscal quarter.

As of April 27, 2013, after taking into account the $155.0 million of revolving debt outstanding and the $20.7 million in outstanding letters of credit, the Company had $306.9 million in its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses, and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of April 27, 2013, the actual fixed charge coverage ratio was 1.54 to 1.00. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of April 27, 2013.

In addition to the above, the Revolving Credit Agreement contains customary negative covenants, subject to negotiated exceptions, on (i) liens and guarantees, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions, (vi) restricted payments, cash dividends and certain other restrictive agreements. The borrowing agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

The Company’s obligations under the Revolving Credit Agreement are guaranteed by certain of its domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security under the borrowing agreement and the guarantees thereof, the Company and the Subsidiary Guarantors have granted to the administrative agent for the benefit of the lenders, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory and certain material real estate.

Term Loan

In connection with the funding of the Charming Shoppes Acquisition during the fourth quarter of Fiscal 2012, the Company entered into a $300 million variable-rate term loan (“Term Loan”) with an original maturity of June 14, 2018. The Term Loan was recorded net of an original issue discount of $3 million, which was being amortized to interest expense over the contractual life of the Term Loan.

During the second quarter of Fiscal 2013, the Company prepaid approximately $20 million of the outstanding principal balance of the Term Loan. The transaction resulted in a $0.6 million pretax loss on extinguishment of debt during the second quarter of Fiscal 2013, relating to a proportional reduction in the balances of the original issue discount and deferred financing costs, which has been disclosed as a component of the loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

During the third quarter of Fiscal 2013, the Company prepaid the entire remaining approximately $279 million of outstanding principal balance under the Term Loan using approximately $263 million of borrowings under the Revolving Credit Agreement (as discussed above) and approximately $16 million of proceeds from the sale of Fashion Bug’s distribution center (See Note 2 – Discontinued Operations for further discussion). These transactions resulted in an aggregate $7.9 million pretax loss on extinguishment of debt during the third quarter of Fiscal 2013, relating to a write-off of the remaining balances of the original issue discount and deferred financing costs. This loss has been disclosed as a component of the loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Greencastle Mortgage

In connection with the Charming Shoppes Acquisition, the Company assumed a $7.8 million mortgage obligation (the “Greencastle Mortgage”) on Charming Shoppes’s owned distribution center in Greencastle, Indiana. The Greencastle Mortgage bore interest at a fixed rate of 6.07%. During the second quarter of Fiscal 2013, the Company prepaid the outstanding principal balance of the Greencastle Mortgage in full. The payment of $8.4 million resulted in a $0.8 million pretax loss on extinguishment of debt, relating to a make-whole premium to holders of the mortgage note, which has been disclosed as a component of the loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

Other Letters of Credit

As of April 27, 2013, the Company had also issued $24.5 million of private label letters of credit relating to the importation of merchandise.

10. Equity

Summary of Changes in Equity:	Nine Months Ended
	April 27, 2013	April 28, 2012
	(millions)
Balance at beginning of period	$1,340.9	$1,158.0
Total comprehensive income	122.1	162.1
Purchases of common stock	—	(37.2)
Shares issued and equity grants made pursuant to stock-based compensation plans	59.2	39.7
Reclassification of cash-settled long-term incentive plan awards to liabilities (See Note 11)	(6.8)	—
Other	—	2.7
Balance at end of period	$1,515.4	$1,325.3

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

There were no purchases of common stock by Company during the nine months ended April 27, 2013. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at April 27, 2013.

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion and are payable when declared by the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company’s Revolving Credit Agreement as described in Note 9, “Restrictions under the Revolving Credit Agreement.”

11. Stock-based Compensation

Long-term Stock Incentive Plan

The Company issues stock-based compensation awards under its 2010 Stock Incentive Plan (as amended, the “2010 Stock Plan”), which was approved by the Company’s stockholders on December 17, 2010. The 2010 Stock Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock and other stock-based awards (including restricted stock units), to eligible employees and directors of the Company. The 2010 Stock Plan was scheduled to expire on September 30, 2021.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 20, 2012 the Board of Directors approved amendments to the 2010 Stock Plan (the “2010 Amended Stock Plan”), which was approved by the Company’s stockholders and became effective on December 10, 2012. The 2010 Amended Stock Plan generally incorporates the provisions of the 2010 Stock Plan and includes certain modifications to, among other things: increase the aggregate number of shares that may be issued under the plan by an additional 15 million to 51 million shares; shorten the term of any stock option award granted prospectively from ten years to seven years; and extend the term of the 2010 Amended Stock Plan to September 19, 2022.

As of April 27, 2013, there were approximately 14.5 million shares under the 2010 Amended Stock Plan available for future grants. All of the Company’s prior stock option plans have expired as to the ability to grant new options. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	April 27,	April 28,	April 27,	April 28,
	2013	2012	2013	2012
	(millions)
Compensation expense	$6.9	$6.1	$23.2	$21.2
Income tax benefit	$(2.6)	$(2.3)	$(8.7)	$(8.0)

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

Expected Volatility — The expected volatility factor is based on the historical volatility of the Company's common stock for a period equal to the expected term of the stock option.

Expected Dividend Yield — The expected dividend yield is based on the Company's historical practice of not paying dividends on its common stock.

Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the expected term of the stock option.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended April 27, 2013 and April 28, 2012 are presented as follows:

	Nine Months Ended
	April 27, 2013	April 28, 2012
Expected term (years)	3.9	3.9
Expected volatility	41.6%	41.7%
Risk-free interest rate	0.7%	0.9%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$7.31	$4.73

A summary of the stock option activity under all plans during the nine months ended April 27, 2013 is as follows:

	Nine Months Ended April 27, 2013
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 28, 2012	14,103.0	$9.69	6.4	$130.1
Granted	2,332.9	20.54
Exercised	(3,251.0)	7.35
Cancelled/Forfeited	(499.6)	12.46
Options outstanding – April 27, 2013	12,685.3	$12.18	6.7	$84.4

Options vested and expected to vest at April 27, 2013 (b)	12,275.6	$12.58	6.8	$82.9
Options exercisable at April 27, 2013	5,963.3	$9.19	5.2	$55.2

(a) The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b) The number of options expected to vest takes into consideration estimated expected forfeitures.

As of April 27, 2013, there was $27.8 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. The total intrinsic value of options exercised during the nine months ended April 27, 2013 was approximately $40.4 million and during the nine months ended April 28, 2012 was approximately $15.4 million. Of these amounts, $3.7 million was recorded during the three months ended April 27, 2013 and $6.9 million was recorded during the three months ended April 28, 2012. The total fair value of options that vested during the nine months ended April 27, 2013 was approximately $11.4 million and during the nine months ended April 28, 2012 was approximately $9.8 million. Of these amounts, $0.2 million was recorded during the three months ended April 27, 2013 and $0.7 million was recorded during the three months ended April 28, 2012.

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

A summary of Restricted Equity Awards activity during the nine months ended April 27, 2013 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 28, 2012	1,206.1	$14.27	1,475.0	$12.69	326.6	$12.90
Granted	1,367.4	20.23	274.3	18.61	82.5	18.13
Vested	(490.1)	16.35	—	—	—	—
Cancelled/Forfeited	(73.5)	15.82	(1,109.2)	12.77	(219.4)	13.61
Nonvested at April 27, 2013	2,009.9	$17.77	640.1	$15.08	189.7	$14.35

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards

Total unrecognized compensation at April 27, 2013 (millions)	$16.6	$6.0	$1.8
Weighted-average years expected to be recognized over (years)	3.3	1.8	1.9

Cash-Settled Long-Term Incentive Plan Awards

In October 2012, the Compensation Committee of the Board of Directors approved certain modifications to a portion of the Company’s outstanding, performance-based stock-settled awards. In particular, an aggregate of approximately 554 thousand performance-based, stock-settled awards held by 44 employees were canceled in exchange for grants of a corresponding amount of new awards that will be settled in cash (collectively, the “Cash-Settled LTIP Awards”). Other than the terms of settlement, the Cash-Settled LTIP Awards have identical restrictions and rights as the prior awards. The Cash-Settled LTIP Awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of an original three-year performance period. Consistent with the terms of the original awards, such awards are subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a pre-defined three year performance period for, separately, the Fiscal 2011-2013 period and the Fiscal 2012-2014 period. As a result of those modifications, the Company recognized a $1.7 million, one-time charge during the first quarter of Fiscal 2013.

In addition, since October 2012, the Company granted 325 thousand Cash-Settled LTIP Awards to certain employees. Similar to above, such awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of a three-year performance period. Such awards are subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a pre-defined three year performance period for the Fiscal 2013-2015 period.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Compensation expense for the Cash-Settled LTIP Awards will be recognized over the original vesting period based on the performance of the plan and changes in the Company’s stock price over time. The total amount of compensation expense recognized for the Cash-Settled LTIP Awards during the nine months ended April 27, 2013 was $0.7 million. Of this amount, $1.0 million was recorded during the three months ended April 27, 2013. Such amounts have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

12. Commitments and Contingencies

The Company is a defendant in lawsuits and other adversarial proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems it appropriate to do so under applicable accounting rules. Moreover, the Company's assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company's evaluation of a particular claim. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements. The Company's identified contingencies include the matters set out below.

Six lawsuits were filed in Fiscal 2012 challenging the proposed acquisition of Charming Shoppes by Ascena. Five of these lawsuits were consolidated in state court in Pennsylvania, and one case remained in federal court in Pennsylvania. In general, plaintiffs sued the Charming Shoppes board of directors for alleged breach of their fiduciary duties under Pennsylvania state law in connection with the sale process, negotiations and public disclosures about the transaction. Ascena was sued for allegedly aiding and abetting the Charming Shoppes directors’ alleged breach of their fiduciary duties. The parties entered into a stipulation of settlement to settle the state and federal litigations. The stipulation of settlement received final court approval during the third quarter of Fiscal 2013. Pursuant to the settlement, both the state and federal cases were dismissed, and previously accrued, court-ordered attorneys’ fees of $0.5 million were paid during the third quarter of Fiscal 2013.

13. Segment Information

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, e-commerce and licensing. The five reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s executive team to evaluate performance and allocate resources. In identifying reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company’s reports its operations in five reportable segments as follows:

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of the Justice brand as well as the specialty retail and e-commerce operations of the Brothers brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and e-commerce operations of the Lane Bryant and Cacique brands.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of the dressbarn brand.

•	Catherines segment - consists of the specialty retail, outlet and e-commerce operations of the Catherines brand.

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2012 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating income (loss), and depreciation and amortization expense for each segment are as follows:

	Three Months Ended		Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(millions)
Net sales:
Justice	$298.0	$287.8	$1,098.2	$1,015.0
Lane Bryant (a)	267.2	—	756.4	—
maurices	235.7	223.9	701.0	651.4
dressbarn	257.3	271.6	730.7	747.2
Catherines (a)	84.0	—	230.9	—
Total net sales	$1,142.2	$783.3	$3,517.2	$2,413.6

Operating income (loss):
Justice	$20.8	$23.4	$168.1	$148.2
Lane Bryant (a)	4.8	—	(27.7)	—
maurices	35.0	37.9	92.3	88.0
dressbarn	6.5	24.0	(9.7)	25.6
Catherines (a)	5.6	—	4.1	—
Subtotal	72.7	85.3	227.1	261.8
Less unallocated acquisition-related, integration and restructuring costs	(6.9)	—	(20.1)	—
Total operating income	$65.8	$85.3	$207.0	$261.8

Depreciation and amortization expense:
Justice	$12.8	$10.9	$37.8	$31.9
Lane Bryant (a)	9.4	—	30.0	—
maurices	8.5	6.4	22.4	19.1
dressbarn	12.6	8.3	28.4	24.2
Catherines (a)	1.3	—	3.9	—
Total depreciation and amortization expense	$44.6	$25.6	$122.5	$75.2

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for prior reporting periods are not presented.

14. Additional Financial Information

	Nine Months Ended
	April 27,	April 28,
Cash Interest and Taxes:	2013	2012
	(millions)
Cash paid for interest	$12.3	$—
Cash paid for income taxes	$16.7	$89.8

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $22.0 million for the nine months ended April 27, 2013 and $10.1 million for the nine months ended April 28, 2012.

There were no other significant non-cash investing or financing activities for the nine months ended April 27, 2013 or April 28, 2012.

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

INTRODUCTION

Management discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and nine-month periods ended April 27, 2013. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and nine-month periods ended April 27, 2013 and April 28, 2012.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the nine-month periods ended April 27, 2013 and April 28, 2012, as well as a discussion of our financial condition and liquidity as of April 27, 2013. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures, (iii) anticipated capital expenditures, and (iv) any material changes in financial condition and commitments since the end of Fiscal 2012.

•	Market risk management. This section discusses any significant changes in our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions since the end of Fiscal 2012.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2012. Significant changes include those considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2012 10-K.

•	Recently issued accounting pronouncements. This section notes that we have assessed the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

In this Form 10-Q, references to "Ascena," "ourselves," "we," "our," "us" and the "Company" refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2013 will end on July 27, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”). The third quarter of Fiscal 2013 ended on April 27, 2013 and was a 13-week period. The third quarter of Fiscal 2012 ended on April 28, 2012 and was also a 13-week period.

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

We classify our businesses into five segments following a brand-oriented approach: Justice; Lane Bryant; maurices; dressbarn and Catherines. The Justice segment includes approximately 961 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice segment offers fashionable apparel under the Justice brand to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 788 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant segment offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range, including intimate apparel under the Cacique label. The maurices segment includes approximately 862 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 833 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 402 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

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

Basis of Presentation

Discontinued Operations

In June 2012, the Company announced, contemporaneously with the closing of the Charming Shoppes Acquisition, its intent to cease operating the acquired Fashion Bug business. The Fashion Bug business, consisting of approximately 600 retail stores, ceased operations in February 2013. The orderly liquidation of the related net assets is expected to be concluded during the fourth quarter of Fiscal 2013 and result in an immaterial adjustment to goodwill.

In addition, the Company also announced, contemporaneously with the closing of the Charming Shoppes Acquisition, its intent to sell the acquired Figi’s business. The sale of the Figi’s business, which markets food and specialty gift products, is expected to occur during the fourth quarter of Fiscal 2013.

The financial position and operating results of the Fashion Bug and Figi’s businesses have each been classified as discontinued operations within the accompanying consolidated financial statements of the Company.

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

Generally, we continued to experience lower and inconsistent customer traffic and spending patterns during the third quarter of Fiscal 2013. We continue to believe that the lower level of consumer spending during this timeframe was largely related to some of the macroeconomic and other conditions mentioned above, particularly increased taxation, continuing high unemployment and the adverse effects of unseasonably cold weather. Consequently, this contributed to a decline in comparable store sales and lower merchandise margins in our brick-and-mortar sales channel during this period, which were offset, in part, by continued growth in our e-commerce sales channel.

Such macroeconomic and other factors could continue to have a negative effect on the lower level of consumer spending in the U.S., which in turn, could have a material effect on our business, financial condition and results of operations.

Operating Results

Three Months Ended April 27, 2013 compared to Three Months Ended April 28, 2012

For the three months ended April 27, 2013, we reported net sales of $1,142.2 million, income from continuing operations of $32.9 million and net income from continuing operations per diluted share of $0.20. This compares to net sales of $783.3 million, income from continuing operations of $49.4 million and net income from continuing operations per diluted share of $0.31 for the three months ended April 28, 2012. Including a loss from discontinued operations of $1.7 million, net income was $31.2 million and net income per diluted share was $0.19 for the three months ended April 27, 2013. The decrease in net income and net income per diluted share during the three months ended April 27, 2013 was primarily due to an overall decline in operating income, which reflected a decrease in gross margin rate, particularly at our dressbarn brand, a duplicative overhead structure and certain acquisition-related, integration and restructuring costs. Also contributing to the overall decrease in net income and net income per diluted share was an increase in interest expense to service the debt incurred to fund the Charming Shoppes Acquisition and a loss on extinguishment of debt, offset in part by a decrease in the provision for income taxes and the absence of $6.8 million of acquisition-related, transaction costs which were incurred in the three months ended April 28, 2012.

As discussed above under the section entitled General Economic Conditions, the operating environment during the third quarter of Fiscal 2013 remained challenging. This, in turn, had a significant impact on our quarter-to-date operating results. Nevertheless, our operating performance for the three months ended April 27, 2013 was positively affected by a 45.8% increase in net sales, consisting of 1.0% organic growth from our legacy family of brands and 44.8% growth from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our new store growth and strong growth in e-commerce sales, particularly at our Justice and maurices brands, mostly offset by a decrease in comparable store sales from all of our legacy brands. On a combined pro forma basis, comparable store sales and e-commerce sales decreased 1%. Our gross margin rate decreased by 110 basis points to 57.6%, primarily due to lower margins at dressbarn and maurices. This was primarily due to the continuing, soft-sales trend that drove our brands to be more promotional in order to keep inventory at appropriate levels during the three months ended April 27, 2013. Those decreases were partially offset by a margin improvement at Justice.

Operating income decreased $19.5 million, consisting of a $23.0 million decrease from our legacy family of brands, $6.9 million of unallocated acquisition-related, integration and restructuring costs, offset in part by a $10.4 million increase relating to the Charming Shoppes brands operations. The operating income from the Charming Shoppes brands was negatively impacted by their duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years. In turn, the decrease in operating income from our legacy family of brands primarily reflected a decrease in gross margin rate, particularly at our dressbarn brand, offset in part by the flow-through of margin on the higher sales volume at Justice and maurices.

The provision for income taxes from continuing operations decreased by $7.5 million to $22.2 million. The effective tax rate increased 280 basis points, to 40.3% for three months ended April 27, 2013 from 37.5% for the three months ended April 28, 2012. The increase in the effective tax rate was primarily the result of the absence of higher tax benefits relating to the accounting for discrete items in the third quarter of Fiscal 2012, and the effect of non-tax-deductible expenses on lower pretax income in the three months ended April 27, 2013.

Income from continuing operations decreased $16.5 million to $32.9 million principally as a result of the overall decline in operating income, higher interest expense relating to debt incurred to fund the Charming Shoppes Acquisition and a loss on extinguishment of debt, which more than offset the aggregate of the lower tax provision described above and the absence of $6.8 million of acquisition-related, transaction costs incurred during the third quarter of Fiscal 2012. Net income from continuing operations per diluted share decreased by $0.11, or 35.5%, to $0.20 per share for the three months ended April 27, 2013 from $0.31 per share for the three months ended April 28, 2012. The decrease in diluted earnings per share results was primarily due to the lower level of net income and an increase in the weighted average diluted common shares outstanding.

Nine Months Ended April 27, 2013 compared to Nine Months Ended April 28, 2012

For the nine months ended April 27, 2013, we reported net sales of $3,517.2 million, income from continuing operations of $116.9 million and net income from continuing operations per diluted share of $0.72. This compares to net sales of $2,413.6 million, income from continuing operations of $160.6 million and net income from continuing operations per diluted share of $1.01 for the nine months ended April 28, 2012. Including $4.6 million, or $0.03 per diluted share, of income from discontinued operations, net income was $121.5 million and net income per diluted share was $0.75 for the nine months ended April 27, 2013. The decrease in net income and net income per diluted share during the nine months ended April 27, 2013 was primarily due to an overall decline in operating income, which reflected a decrease in gross margin rate, particularly at our dressbarn brand, the incurrence of an aggregate of $40.0 million of non-recurring purchase accounting costs and certain acquisition-related, integration and restructuring costs, as well as a duplicative overhead structure. Also contributing to the overall decrease in net income and net income per diluted share was an increase in interest expense to service the debt incurred to fund the Charming Shoppes Acquisition and a loss on extinguishment of debt. These decreases were offset in part by income from discontinued operations, a decrease in the provision of income taxes and the absence of acquisition-related, transaction costs incurred during the third quarter of Fiscal 2012.

As discussed earlier under the section entitled General Economic Conditions, the operating environment since November 2012 has remained challenging. This, in turn, had a significant impact on our year-to-date operating results. Nevertheless, our operating performance for the nine months ended April 27, 2013 was positively affected by a 45.7% increase in net sales, consisting of 4.8% organic growth from our legacy family of brands and 40.9% growth from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our comparable store sales at Justice and new store growth, at both our Justice and maurices brands, as well as strong growth in e-commerce sales at all of our legacy brands. Partially offsetting those increases was a decrease in comparable store sales from our dressbarn brand. On a combined pro forma basis, comparable store sales and e-commerce sales increased 1%. Our gross margin rate decreased by 90 basis points to 56.2%, primarily due to lower margins at dressbarn. This resulted from increased promotional activity and higher requirements for inventory markdown reserves in response to the continuing, soft-sales trend during the nine months ended April 27, 2013. Those decreases were partially offset by margin improvement at Justice and maurices. In addition, the gross margin performance in the first nine months of Fiscal 2013 was negatively affected by the incurrence of $19.9 million of one-time, non-cash inventory expense associated with the write-up of Charming Shoppes’s inventory to fair market value as of the acquisition date.

Operating income decreased $54.8 million, consisting of an $11.1 million, or 4.2% decrease from our legacy family of brands, $20.1 million of unallocated acquisition-related, integration and restructuring costs and a $23.6 million decrease relating to the acquired operations of Lane Bryant and Catherines. The operating loss of Lane Bryant and Catherines reflected the approximate $19.9 million non-cash inventory expense and a duplicative corporate overhead structure. In turn, the decrease in operating income from our legacy family of brands primarily reflected a decrease in sales and gross margin rate at our dressbarn brand, offset in part by the flow-through of margin on the higher sales volume at Justice and maurices.

The provision for income taxes from continuing operations decreased by $27.5 million to $68.9 million. The effective tax rate decreased 40 basis points, to 37.1% for nine months ended April 27, 2013 from 37.5% for the nine months ended April 28, 2012. The decrease in the effective tax rate was primarily the result of higher tax benefits relating to the accounting for discrete items recognized in Fiscal 2013.

Income from continuing operations decreased $43.7 million to $116.9 million primarily as a result of the overall decline in operating income, higher interest expense relating to debt incurred to fund the Charming Shoppes Acquisition and a loss on extinguishment of debt more than offset the lower tax provision described above and the absence of $6.8 million of acquisition-related, transaction costs incurred during the first nine months of Fiscal 2012. Net income from continuing operations per diluted share decreased by $0.29, or 28.7%, to $0.72 per share for nine months ended April 27, 2013 from $1.01 per share for the nine months ended April 28, 2012. The decrease in diluted earnings per share results was primarily due to the lower level of net income and an increase in the weighted average diluted common shares outstanding.

Financial Condition and Liquidity

We ended the third quarter of Fiscal 2013 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $50.5 million, compared a net debt position of to $157.7 million as of the end of Fiscal 2012.

The increase in our net financial position as of April 27, 2013 as compared to July 28, 2012 was primarily due to our operating cash flows, which were partially offset by our use of cash to support our capital expenditures (as discussed below under “Capital Spending”), the prepayment of debt under our Term Loan and the use of the available cash and cash equivalents to reduce our outstanding debt under our Revolving Credit Agreement (each as defined and discussed below under “Debt”). Our equity increased to $1.515 billion as of April 27, 2013, compared to $1.341 billion as of July 28, 2012, primarily due to our net income during the first nine months of Fiscal 2013.

We generated $333.2 million of cash from operations during the nine months ended April 27, 2013, compared to $300.6 million during the nine months ended April 28, 2012. During the first nine months of Fiscal 2013, we used $174.7 million for the repayment of debt and $171.3 million for capital expenditures primarily associated with our retail store expansion and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for three-month and nine-month periods ended April 27, 2013 and April 28, 2012 presented herein has been affected by certain transactions, including:

•	The Charming Shoppes Acquisition that closed on June 14, 2012, as described in Note 4 to the accompanying unaudited consolidated financial statements;

•	Certain acquisition-related, integration, restructuring and transaction costs;

•	Certain losses on extinguishment of debt;

•	Certain non-recurring purchase accounting costs; and

•	Pretax charges related to certain one-time, executive contractual obligation costs incurred in the first quarter of Fiscal 2012.

A summary of the effect of certain of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended		Nine Months Ended
	April 27,	April 28,	April 27,	April 28,
	2013	2012	2013	2012
	(millions)
Acquisition-related, integration, restructuring and transaction costs	$(6.9)	$(6.8)	$(20.1)	$(6.8)
Loss on extinguishment of debt (see Note 9)	(7.9)	—	(9.3)	—
One-time, non-cash inventory expense associated with the write-up of inventory to fair market value	—	—	(19.9)	—
Executive contractual obligation costs	—	—	—	(5.4)
Total	$(14.8)	$(6.8)	$(49.3)	$(12.2)

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

RESULTS OF OPERATIONS

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas, including specialty retail, e-commerce and licensing. The five reportable segments described below represent our brand-based activities for which separate financial information is available, and which is utilized on a regular basis by our executive team to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in five reportable segments as follows:

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of the Justice brand as well as the specialty retail and e-commerce operations of the Brothers brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and e-commerce operations of the Lane Bryant and Cacique brands.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of the dressbarn brand.

•	Catherines segment - consists of the specialty retail, outlet and e-commerce operations of the Catherines brand.

Three Months Ended April 27, 2013 compared to Three Months Ended April 28, 2012

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	April 27, 2013	April 28, 2012	$ Change	% Change
	(millions, except per share data)		(millions)
Net sales	$1,142.2	$783.3	$358.9	45.8%

Cost of goods sold	(484.4)	(323.4)	(161.0)	49.8%
Cost of goods sold as % of net sales	42.4%	41.3%
Gross margin	657.8	459.9	197.9	43.0%
Gross margin as a % of net sales	57.6%	58.7%
Other costs and expenses:
Buying, distribution and occupancy costs	(208.1)	(129.7)	(78.4)	60.4%
Buying, distribution and occupancy costs as % of net sales	18.2%	16.6%
Selling, general and administrative expenses	(332.4)	(219.3)	(113.1)	51.6%
SG&A as % of net sales	29.1%	28.0%
Acquisition-related, integration and restructuring costs	(6.9)	—	(6.9)	NM
Depreciation and amortization expense	(44.6)	(25.6)	(19.0)	74.2%
Total other costs and expenses	(592.0)	(374.6)	(217.4)	58.0%
Operating income	65.8	85.3	(19.5)	(22.9)%
Operating income as % of net sales	5.8%	10.9%

Interest expense	(2.9)	(0.2)	(2.7)	1,350.0%
Interest and other income, net	0.1	0.8	(0.7)	(87.5)%
Acquisition-related, transaction costs	—	(6.8)	6.8	(100.0)%
Loss on extinguishment of debt	(7.9)	—	(7.9)	NM
Income from continuing operations before provision for income taxes	55.1	79.1	(24.0)	(30.3)%
Provision for income taxes from continuing operations	(22.2)	(29.7)	7.5	(25.3)%
Effective tax rate (a)	40.3%	37.5%
Income from continuing operations	32.9	49.4	(16.5)	(33.4)%
Loss from discontinued operations, net of taxes (b)	(1.7)	—	(1.7)	NM
Net income	$31.2	$49.4	$(18.2)	(36.8)%

Net income per common share - basic:
Continuing operations	$0.21	$0.32	$(0.11)	(34.4)%
Discontinued operations	(0.01)	—	(0.01)	NM
Total net income per basic common share	$0.20	$0.32	$(0.12)	(37.5)%

Net income per common share - diluted:
Continuing operations	$0.20	$0.31	$(0.11)	(35.5)%
Discontinued operations	(0.01)	—	(0.01)	NM
Total net income per diluted common share	$0.19	$0.31	$(0.12)	(38.7)%

(a)    Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b)     Income from discontinued operations is presented net of a $1.2 million tax benefit for the three months ended April 27, 2013.

(NM) Not Meaningful

Net Sales. Net sales increased by $358.9 million, or 45.8%, to $1,142.2 million for the three months ended April 27, 2013 from $783.3 million for the three months ended April 28, 2012. The increase in net sales consisted of 1.0% organic growth from our legacy family of brands and 44.8% from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our new store growth and strong growth in e-commerce sales, particularly at our Justice and maurices brands, mostly offset by a decrease in comparable store sales from all our legacy brands. After giving effect to the Charming Acquisition as of the beginning of 2012, comparable store sales decreased 4% during the three months ended April 27, 2013, and e-commerce sales increased 37% during the three months ended April 27, 2013. On a combined basis, these two categories decreased 1% during the three months ended April 27, 2013. As discussed under the section entitled General Economic Conditions, our comparable store sales trends during the three months ended April 27, 2013 reflected lower and inconsistent customer traffic and spending patterns.

Net sales and comparable store and e-commerce sales data for our five business segments is presented below.

	Three Months Ended
	April 27, 2013	April 28, 2012	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
Justice	$298.0	$287.8	$10.2	3.5%	(4)%
Lane Bryant (b)	267.2	—	267.2	NM	(6)%
maurices	235.7	223.9	11.8	5.3%	(3)%
dressbarn	257.3	271.6	(14.3)	(5.3)%	(7)%
Catherines (b)	84.0	—	84.0	NM	8%
Total net sales	$1,142.2	$783.3	$358.9	45.8%	(4)%

E-commerce comparable sales					37%
Combined store and e-commerce comparable sales					(1)%

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

(b) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the net sales data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.

(NM) Not Meaningful

Justice net sales. The net increase primarily reflects:

•	a decrease of $10.4 million, or 4%, in comparable store sales during the three months ended April 27, 2013;
•	a $9.2 million increase in non-comparable stores sales, primarily driven by an increase related to 41 net new store openings during the last twelve months;
•	an increase of $4.5 million, or 27%, in revenues from its e-commerce operations;
•	a $6.2 million increase in wholesale, licensing operations, and other revenues; and
•	a $0.7 million increase in revenue from gift card breakage.

Lane Bryant net sales. Net sales reflect the operation of approximately 788 stores in the current quarter, as the acquisition was consummated on June 14, 2012, which resulted in $267.2 million of net sales during the three months ended April 27, 2013. Such results reflected:

•	a 6% decrease in comparable store sales; and
•	a 39% increase in comparable e-commerce sales.

maurices net sales. The net increase primarily reflects:

•	a decrease of $4.9 million, or 3%, in comparable store sales during the three months ended April 27, 2013;

•	a $12.0 million increase in non-comparable stores sales, primarily driven by an increase related to 49 net new store openings during the last twelve months; and
•	an increase of $4.7 million, or 37%, in revenues from e-commerce operations.

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $18.9 million, or 7%, in comparable store sales during the three months ended April 27, 2013;

•	a $0.6 million increase in non-comparable stores sales, primarily driven by 34 new stores opened during the last twelve months. The positive effect of the new store openings was partially offset by 39 stores closing in the last twelve months; and
•	an increase of $4.0 million, or 56%, in revenues from e-commerce operations.

Catherines net sales. Net sales reflect the operation of approximately 402 stores in the current quarter, as the acquisition was consummated on June 14, 2012, which resulted in $84.0 million of net sales during the three months ended April 27, 2013. Such results reflected:

•	a 8% increase in comparable store sales; and
•	a 28% increase in comparable e-commerce sales.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 110 basis points to 57.6% for the three months ended April 27, 2013 from 58.7% for the three months ended April 28, 2012. Our gross margin rate decreased, primarily due to lower margins at dressbarn and maurices. This was primarily due to the continuing, soft-sales trend that drove our brands to be more promotional and higher requirements for inventory markdown reserves at dressbarn. Those decreases were partially offset by margin improvement at Justice.

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

Buying, distribution and occupancy costs increased by $78.4 million, or 60.4%, to $208.1 million for the three months ended April 27, 2013 from $129.7 million for the three months ended April 28, 2012. Buying, distribution and occupancy costs as a percentage of net sales increased by 160 basis points to 18.2% for the three months ended April 27, 2013 from 16.6% for the three months ended April 28, 2012. The increase in buying, distribution and occupancy costs, both in dollars and as a percentage of net sales, was primarily due to a change in store location mix, as Lane Bryant’s higher mall-based mix of stores has higher store occupancy costs as a percentage of sales. From our legacy family of brands, increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased sales volume, also contributed to the increases in buying, distribution and occupancy costs.

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

SG&A expenses increased by $113.1 million, or 51.6%, to $332.4 million for the three months ended April 27, 2013 from $219.3 million for the three months ended April 28, 2012. SG&A expenses as a percentage of net sales increased by 110 basis points to 29.1% for three months ended April 27, 2013 from 28.0% for the three months ended April 28, 2012. SG&A expenses, expressed both in dollars and as a percentage of sales, increased largely due to the current, duplicative corporate overhead structure resulting from the Charming Shoppes Acquisition, which is expected to be significantly scaled back over the next couple of years. From our legacy family of brands, increases in SG&A expenses resulted primarily from increased store payroll-related costs and other store expenses, relating to the overall net sales increases, and increased third-party administrative expenses related to e-commerce growth.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $19.0 million, or 74.2%, to $44.6 million for the three months ended April 27, 2013 from $25.6 million for the three months ended April 28, 2012. The increase was primarily due to the inclusion of Charming Shoppes, which contributed $10.7 million of incremental depreciation and amortization expense during the third quarter of Fiscal 2013. Also contributing to the increase was higher capital expenditures, which resulted, in part, from the net opening of 85 stores from our legacy family of brands during the last twelve months.

Operating Income. Operating income decreased $19.5 million, or 22.9%, to $65.8 million for the three months ended April 27, 2013 from $85.3 million for the three months ended April 28, 2012. The change consisted of a $23.0 million decrease from our legacy family of brands and $6.9 million of unallocated acquisition-related, integration and restructuring costs, offset in part by a $10.4 million increase relating to the acquired operations of Lane Bryant and Catherines. The operating income of Lane Bryant and Catherines was negatively impacted by their duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years. In turn, the decrease in operating income from our legacy family of brands primarily reflected a decrease in gross margin rate, particularly at our dressbarn brand, offset in part by the flow-through of margin on the higher sales volume at Justice and maurices.

Operating income data for our five business segments is presented below.

	Three Months Ended
	April 27, 2013	April 28, 2012	$ Change	% Change
	(millions)		(millions)
Operating income (loss):
Justice	$20.8	$23.4	$(2.6)	(11.1)%
Lane Bryant (a)	4.8	—	4.8	NM
maurices	35.0	37.9	(2.9)	(7.7)%
dressbarn	6.5	24.0	(17.5)	(72.9)%
Catherines (a)	5.6	—	5.6	NM
Subtotal	72.7	85.3	(12.6)	(14.8)%
Less unallocated acquisition-related, integration and restructuring costs	(6.9)	—	(6.9)	NM
Total operating income	$65.8	$85.3	$(19.5)	(22.9)%

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.

(NM) Not Meaningful

Justice operating income decreased by approximately $2.6 million primarily as a result of an increase in sales and gross margin rates, which were offset by increases in buying, distribution and occupancy costs and SG&A expenses. The higher gross margin rate benefited from selected price increases and merchandise mix, offset in part by higher, promotional markdowns. Buying, distribution and occupancy costs increased largely due to store growth and sales volume, and also experienced deleveraging during the period as a percentage of sales. SG&A expenses reflected increases in store-payroll related costs related to the overall store unit growth, third-party administrative expenses related to e-commerce growth and higher marketing costs.

Lane Bryant operating income of $4.8 million primarily reflects the operation of 788 stores in the third quarter of Fiscal 2013, as the acquisition was consummated on June 14, 2012, and includes the impact of a duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years.

maurices operating income decreased by approximately $2.9 million as a flow-through of margin on the higher sales volume was offset by lower gross margin rates, increases in buying, distribution and occupancy costs, higher SG&A expenses and higher depreciation and amortization expense. The lower gross margin rate benefited from selected merchandise price increases, but was more than offset by higher, promotional markdowns which resulted from the current, soft-sales trend. The increase in buying, distribution and occupancy costs was mainly a result of an increase in distribution expenses, which resulted largely from new store growth and the increased sales volume, but experienced leveraging during the period due to higher sales volume. The increase in SG&A expenses during the three months ended April 27, 2013 was primarily due to store payroll-related costs and other store expenses, relating to the overall net sales increases, and increased third-party administrative expenses related to e-commerce growth. Partially offsetting those increases in SG&A expenses was a favorable product-related vendor settlement during the three months ended April 27, 2013.

dressbarn operating income decreased by approximately $17.5 million primarily as a result of a decrease in sales and gross margin rates, increases in buying, distribution and occupancy costs and higher depreciation and amortization expense, offset in part by lower SG&A expenses. The lower gross margin rate was mainly attributable to higher promotional markdowns and higher requirements for inventory markdown reserves. Buying, distribution and occupancy costs increased during the third quarter of Fiscal 2013 compared to the third quarter of Fiscal 2012 mainly due to an increase in store occupancy costs, which resulted from rent increases tied to inflation and taxes, and an increase in costs associated with the buying function. The decrease in SG&A expenses was primarily due to a decrease in store payroll-related costs, relating to current sales trends, a decrease in store marketing costs, and a decrease in incentive compensation costs related to less than planned operating results, offset in part by an increase in third-party administrative expenses related to e-commerce growth.

Catherines operating income of $5.6 million primarily reflects the operation of 402 stores in the third quarter of Fiscal 2013, as the acquisition was consummated on June 14, 2012, and includes the impact of a duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years.

Unallocated acquisition-related, integration and restructuring costs. The unallocated expenses of $6.9 million represent acquisition-related, integration and restructuring costs incurred during the period resulting from the Charming Shoppes Acquisition.

Interest Expense. Interest expense increased by $2.7 million to $2.9 million for the three months ended April 27, 2013 from $0.2 million for the three months ended April 28, 2012. The increase was primarily the result of new borrowings used to partially fund the Charming Shoppes Acquisition in the fourth quarter of Fiscal 2012.

Interest and Other Income, Net. Interest and other income, net decreased by $0.7 million, to $0.1 million for the three months ended April 27, 2013 from $0.8 million for the three months ended April 28, 2012. The decrease was mainly due to lower interest income during the Fiscal 2013 period, as average balances of cash and investments decreased during the fourth quarter of Fiscal 2012 as a result of the Charming Shoppes Acquisition.

Acquisition-related, Transaction Costs. Acquisition-related, transaction costs were $6.8 million for the three months ended April 28, 2012. These costs were incurred in connection with the Charming Shoppes Acquisition, and include legal, consulting and investment banking-related costs that were direct, incremental costs of the acquisition. No such costs were recognized during the three months ended April 27, 2013.

Loss on Extinguishment of Debt. During the three months ended April 27, 2013, the Company prepaid the remaining outstanding principal balance of its Term Loan in full, resulting in a $7.9 million pretax loss on extinguishment of debt. No such loss was recognized during the three months ended April 28, 2012.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $7.5 million, or 25.3%, to $22.2 million for the three months ended April 27, 2013 from $29.7 million for the three months ended April 28, 2012. The decrease in provision for income taxes was primarily a result of lower pretax income in the third quarter of Fiscal 2013, which was partially offset by a higher effective income tax rate. The effective tax rate increased 280 basis points, to 40.3% for three months ended April 27, 2013 from 37.5% for the three months ended April 28, 2012. The increase in the effective tax rate was primarily the result of the absence of higher tax benefits relating to the accounting for discrete items in the third quarter of Fiscal 2012, and the effect of non-tax-deductible expenses on lower pretax income in the three months ended April 27, 2013.

Net Income. Net income includes income from both continuing operations and discontinued operations. Net income decreased by $18.2 million, or 36.8%, to $31.2 million for the three months ended April 27, 2013 from $49.4 million for the three months ended April 28, 2012. The decrease was primarily due to an overall decline in operating income, an increase in interest expense to service the debt incurred to fund the Charming Shoppes Acquisition, a loss on extinguishment of debt and a loss from discontinued operations of $1.7 million. These net decreases were offset in part by a decrease in the provision of income taxes of $7.5 million and the absence of $6.8 million of acquisition-related, transaction costs incurred during the three months ended April 28, 2012.

Net Income from Continuing Operations Per Diluted Common Share. Net income from continuing operations per diluted share decreased by $0.11, or 35.5%, to $0.20 per share for the three months ended April 27, 2013 from $0.31 per share for the three months ended April 28, 2012. The decrease in diluted per share results was due to the lower level of income from continuing operations, as previously discussed. Weighted-average diluted common shares outstanding increased to 163.3 million shares in the third quarter of Fiscal 2013 from 159.9 million shares in the third quarter of Fiscal 2012, which also reduced net income from continuing operations per diluted common share.

Net Income Per Diluted Common Share. Net income per diluted common share decreased by $0.12, or 38.7%, to $0.19 per share for the three months ended April 27, 2013 from $0.31 per share for the three months ended April 28, 2012. The decrease in diluted per share results was mainly due to lower level of net income from continuing operations and the inclusion of a $0.01 per diluted share loss from discontinued operations.

Nine Months Ended April 27, 2013 compared to Nine Months Ended April 28, 2012

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Nine Months Ended
	April 27, 2013	April 28, 2012	$ Change	% Change
	(millions, except per share data)		(millions)
Net sales	$3,517.2	$2,413.6	$1,103.6	45.7%

Cost of goods sold	(1,540.7)	(1,036.6)	(504.1)	48.6%
Cost of goods sold as % of net sales	43.8%	42.9%
Gross margin	1,976.5	1,377.0	599.5	43.5%
Gross margin as a % of net sales	56.2%	57.1%
Other costs and expenses:
Buying, distribution and occupancy costs	(613.0)	(385.4)	(227.6)	59.1%
Buying, distribution and occupancy costs as % of net sales	17.4%	16.0%
Selling, general and administrative expenses	(1,013.9)	(654.6)	(359.3)	54.9%
SG&A as % of net sales	28.8%	27.1%
Acquisition-related, integration and restructuring costs	(20.1)	—	(20.1)	NM
Depreciation and amortization expense	(122.5)	(75.2)	(47.3)	62.9%
Total other costs and expenses	(1,769.5)	(1,115.2)	(654.3)	58.7%
Operating income	207.0	261.8	(54.8)	(20.9)%
Operating income as % of net sales	5.9%	10.8%

Interest expense	(12.5)	(0.7)	(11.8)	1,685.7%
Interest and other income, net	0.6	2.7	(2.1)	(77.8)%
Acquisition-related, transaction costs	—	(6.8)	6.8	(100.0)%
Loss on extinguishment of debt	(9.3)	—	(9.3)	NM
Income from continuing operations before provision for income taxes	185.8	257.0	(71.2)	(27.7)%
Provision for income taxes from continuing operations	(68.9)	(96.4)	27.5	(28.5)%
Effective tax rate (a)	37.1%	37.5%
Income from continuing operations	116.9	160.6	(43.7)	(27.2)%
Income from discontinued operations, net of taxes (b)	4.6	—	4.6	NM
Net income	$121.5	$160.6	$(39.1)	(24.3)%

Net income per common share - basic:
Continuing operations	$0.74	$1.05	$(0.31)	(29.5)%
Discontinued operations	0.03	—	0.03	NM
Total net income per basic common share	$0.77	$1.05	$(0.28)	(26.7)%

Net income per common share - diluted:
Continuing operations	$0.72	$1.01	$(0.29)	(28.7)%
Discontinued operations	0.03	—	0.03	NM
Total net income per diluted common share	$0.75	$1.01	$(0.26)	(25.7)%

(a)      Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b)       Income from discontinued operations is presented net of a $1.8 million tax expense for the nine months ended April 27, 2013.

(NM) Not Meaningful

Net Sales. Net sales increased by $1,103.6 million, or 45.7%, to $3,517.2 million for the nine months ended April 27, 2013 from $2,413.6 million for the nine months ended April 28, 2012. The increase in net sales consisted of 4.8% organic growth from our legacy family of brands and 40.9% from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by our new store growth, particularly at our Justice and maurices brands, and comparable store sales at our Justice brand, as well as strong growth in e-commerce sales at all of our legacy brands. Partially offsetting those increases was a decrease in comparable store sales from our dressbarn brand. After giving effect to the Charming Shoppes Acquisition as of the beginning of 2012, comparable store sales decreased 1% during the nine months ended April 27, 2013. E-commerce sales increased by $75.6 million, or 34% to $297.3 million during the nine months ended April 27, 2013 from $221.7 million during the nine months ended April 28, 2012. On a combined basis, these two categories increased 1% during the nine months ended April 27, 2013. As discussed under the section entitled General Economic Conditions, our comparable store sales trends during the nine months ended April 27, 2013 reflected lower and inconsistent customer traffic and spending patterns, which generally began in November 2012.

Net sales and comparable store and e-commerce sales data for our five business segments is presented below.

	Nine Months Ended
	April 27, 2013	April 28, 2012	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
Justice	$1,098.2	$1,015.0	$83.2	8.2%	2%
Lane Bryant (b)	756.4	—	756.4	NM	(5)%
maurices	701.0	651.4	49.6	7.6%	flat
dressbarn	730.7	747.2	(16.5)	(2.2)%	(4)%
Catherines (b)	230.9	—	230.9	NM	6%
Total net sales	$3,517.2	$2,413.6	$1,103.6	45.7%	(1)%

E-commerce comparable sales					34%
Combined store and e-commerce comparable sales					1%

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

(b) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore net sales data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.

(NM) Not Meaningful

Justice net sales. The net increase primarily reflects:

•	an increase of $15.1 million, or 2%, in comparable store sales during the nine months ended April 27, 2013;
•	a $39.2 million increase in non-comparable stores sales, primarily driven by an increase related to 41 net new store openings during the last twelve months;
•	an increase of $18.8 million, or 27%, in revenues from its e-commerce operations;
•	a $14.5 million increase in wholesale, licensing operations, and other revenues; and
•	a $4.4 million decrease in revenue from gift card breakage.

Lane Bryant net sales. Net sales reflect the operation of approximately 788 stores in the current year, as the acquisition was consummated on June 14, 2012, which resulted in $756.4 million of net sales during the nine months ended April 27, 2013. Such results reflected:

•	a 5% decrease in comparable store sales; and
•	a 31% increase in comparable e-commerce sales.

maurices net sales. The net increase primarily reflects:

•	a decrease of $1.3 million, or essentially flat comparable store sales during the nine months ended April 27, 2013;
•	a $34.8 million increase in non-comparable stores sales, primarily driven by an increase related to 49 net new store openings during the last twelve months; and
•	an increase of $16.1 million, or 48%, in revenues from e-commerce operations.

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $29.2 million, or 4%, in comparable store sales during the nine months ended April 27, 2013;
•	a $2.0 million increase in non-comparable stores sales, primarily driven by 34 new stores opened during the last twelve months. The positive effect of the new store openings was partially offset by 39 stores closing in the last twelve months; and
•	an increase of $10.7 million, or 65%, in revenues from e-commerce operations.

Catherines net sales. Net sales reflect the operation of approximately 402 stores in the current year, as the acquisition was consummated on June 14, 2012, which resulted in $230.9 million of net sales during the nine months ended April 27, 2013. Such results reflected:

•	a 6% increase in comparable store sales; and
•	a 24% increase in comparable e-commerce sales.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 90 basis points to 56.2% for the nine months ended April 27, 2013 from 57.1% for the nine months ended April 28, 2012. Our gross margin rate decreased, primarily due to lower margins at dressbarn. This primarily resulted from increased promotional activity and higher requirements for inventory markdown reserves in response to the continuing, soft-sales trend during the nine months ended April 27, 2013. Those decreases were partially offset by margin improvements at Justice and maurices.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Buying, Distribution and Occupancy Costs. Buying, distribution and occupancy costs increased by $227.6 million, or 59.1%, to $613.0 million for the nine months ended April 27, 2013 from $385.4 million for the nine months ended April 28, 2012. Buying, distribution and occupancy costs as a percentage of net sales increased by 140 basis points to 17.4% for the nine months ended April 27, 2013 from 16.0% for the nine months ended April 28, 2012. The increase in buying, distribution and occupancy costs, both in dollars and as a percentage of net sales, was primarily due to a change in store location mix, as Lane Bryant’s higher mall-based mix of stores has higher store occupancy costs as a percentage of sales. From our legacy family of brands, increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased sales volume, also contributed to the increases in buying, distribution and occupancy costs.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased by $359.3 million, or 54.9%, to $1,013.9 million for the nine months ended April 27, 2013 from $654.6 million for the nine months ended April 28, 2012. SG&A expenses as a percentage of net sales increased by 170 basis points to 28.8% for the nine months ended April 27, 2013 from 27.1% for the nine months ended April 28, 2012. SG&A expenses, expressed both in dollars and as a percentage of sales, increased largely due to the current, duplicative corporate overhead structure resulting from the Charming Shoppes Acquisition, which is expected to be significantly scaled back over the next couple of years. From our legacy family of brands, SG&A expenses remained flat as a percentage of sales.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $47.3 million, or 62.9%, to $122.5 million for the nine months ended April 27, 2013 from $75.2 million for the nine months ended April 28, 2012. The increase was primarily due to the inclusion of Charming Shoppes, which contributed $33.9 million of incremental depreciation and amortization expense during the nine months ended April 27, 2013. Also contributing to the increase were higher capital expenditures, which resulted, in part, from the net opening of 85 stores from our legacy family of brands during the last twelve months.

Operating Income. Operating income decreased $54.8 million, or 20.9%, to $207.0 million for the nine months ended April 27, 2013 from $261.8 million for the nine months ended April 28, 2012. The change consisted of an $11.1 million, or 4.2% decrease, from our legacy family of brands, $20.1 million of unallocated acquisition-related, integration and restructuring costs and a $23.6 million decrease relating to the acquired operations of Lane Bryant and Catherines. The operating loss of Lane Bryant and Catherines reflected the approximate $19.9 million non-cash inventory expense and a duplicative corporate overhead structure. In turn, the decrease in operating income from our legacy family of brands primarily reflected a decrease in sales and gross margin rate at our dressbarn brand, offset in part by the flow-through of margin on the higher sales volume at Justice and maurices.

Operating income data for our five business segments is presented below.

	Nine Months Ended
	April 27, 2013	April 28, 2012	$ Change	% Change
	(millions)		(millions)
Operating income (loss):
Justice	$168.1	$148.2	$19.9	13.4%
Lane Bryant (a)	(27.7)	—	(27.7)	NM
maurices	92.3	88.0	4.3	4.9%
dressbarn	(9.7)	25.6	(35.3)	(137.9)%
Catherines (a)	4.1	—	4.1	NM
Subtotal	227.1	261.8	(34.7)	(13.3)%
Less unallocated acquisition-related, integration and restructuring costs	(20.1)	—	(20.1)	NM
Total operating income	$207.0	$261.8	$(54.8)	(20.9)%

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for the prior reporting period is not presented.

(NM) Not Meaningful

Justice operating income increased by approximately $19.9 million primarily as a result of a flow-through of margin on the higher sales volume, offset in part by increases in buying, distribution and occupancy costs and SG&A expenses. The increase in buying, distribution and occupancy costs was mainly a result of increases in store occupancy costs associated with the buying function and higher distribution expenses, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses reflected increases in store-related payroll associated with the new store growth, higher third-party administrative expenses related to e-commerce growth and higher marketing costs, offset in part by the absence of $5.4 million of executive contractual obligation costs which were incurred in the nine months ended April 28, 2012.

Lane Bryant operating loss of $27.7 million primarily reflects the impact of the approximate $15.3 million of one-time, non-cash inventory expense associated with the write-up of inventory to fair market value and also includes the impact of a duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years. The operating results reflect the operation of 788 stores during the nine-month period ended April 27, 2013.

maurices operating income increased by approximately $4.3 million primarily as a result of a flow-through of margin on the higher sales volume, offset in part by increases in buying, distribution and occupancy costs and SG&A expenses. The increase in buying, distribution and occupancy costs was mainly a result of increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses during the nine months ended April 27, 2013 was primarily due to store payroll-related costs and other store expenses, relating to the overall net sales increases and new store growth, and increased third-party administrative expenses related to e-commerce growth. Partially offsetting those increases in SG&A expenses was a favorable product-related vendor settlement during the nine months ended April 27, 2013.

dressbarn operating income (loss) decreased by approximately $35.3 million to an operating loss of $9.7 million for the nine months ended April 27, 2013 from operating income of $25.6 million for the nine months ended April 28, 2012. The decrease was primarily as a result of a decrease in sales and gross margin rates, increases in buying, distribution and occupancy costs and higher depreciation and amortization expense, offset in part by lower SG&A expenses. The lower gross margin rate was mainly attributable to increased promotional activity and higher requirements for inventory markdown reserves in response to continuing, soft-sales trends. Buying, distribution and occupancy costs increased during the nine months ended April 27, 2013 primarily due to rent increases tied to inflation and taxes, and an increase in costs associated with the buying function. The decrease in SG&A expenses was primarily due to a decrease in store marketing costs and a decrease in incentive compensation costs related to less than planned operating results, offset in part by an increase in third-party administrative expenses related to e-commerce growth and an increase in store payroll-related costs.

Catherines operating income of $4.1 million primarily reflects the impact of the approximate $4.6 million of one-time, non-cash inventory expense associated with the write-up of inventory to fair market value and also includes the impact of a duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years. The operating results reflect the operation of 402 stores during the nine months ended April 27, 2013.

Unallocated acquisition-related, integration and restructuring costs. The unallocated expenses of $20.1 million represent acquisition-related, integration and restructuring costs incurred during the period resulting from the Charming Shoppes Acquisition.

Interest Expense. Interest expense increased by $11.8 million to $12.5 million for the nine months ended April 27, 2013 from $0.7 million for the nine months ended April 28, 2012. The increase was primarily the result of new borrowings used to partially fund the Charming Shoppes Acquisition in the fourth quarter of Fiscal 2012.

Interest and Other Income, Net. Interest and other income, net decreased by $2.1 million to $0.6 million for the nine months ended April 27, 2013 from $2.7 million for the nine months ended April 28, 2012. The decrease was mainly due to lower interest income during the Fiscal 2013 period, as average balances of cash and investments decreased during the fourth quarter of Fiscal 2012 as a result of the Charming Shoppes Acquisition.

Acquisition-related, Transaction Costs. Acquisition-related costs were $6.8 million for the nine months ended April 28, 2012. These costs were incurred in connection with the Charming Shoppes Acquisition, and include legal, consulting and investment banking-related costs that were direct, incremental costs of the acquisition. No such costs were recognized during the nine months ended April 27, 2013.

Loss on Extinguishment of Debt. During the nine months ended April 27, 2013, the Company prepaid the Term Loan in full and prepaid the mortgage on its distribution center in Greencastle, Indiana, resulting in a $9.3 million pretax loss on extinguishment of debt. No such loss was recognized during the nine months ended April 28, 2012.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $27.5 million, or 28.5%, to $68.9 million for the nine months ended April 27, 2013 from $96.4 million for the nine months ended April 28, 2012. The decrease in provision for income taxes was primarily a result of lower pretax income in the nine months ended April 27, 2013 and a lower effective income tax rate. The effective tax rate decreased 40 basis points, to 37.1% for the nine months ended April 27, 2013 from 37.5% for the nine months ended April 28, 2012. The decrease in the effective tax rate was primarily the result of higher tax benefits relating to the accounting for discrete items recognized in Fiscal 2013.

Net Income. Net income includes income from continuing and discontinued operations. Net income decreased by $39.1 million, or 24.3%, to $121.5 million for the nine months ended April 27, 2013 from $160.6 million for the nine months ended April 28, 2012. The decrease was primarily due to an overall decline in operating income, an increase in interest expense to service the debt incurred to fund the Charming Shoppes Acquisition and a loss on extinguishment of debt. These net decreases were offset in part by income from discontinued operations of $4.6 million, a decrease in the provision of income taxes of $27.5 million and the absence of $6.8 million of acquisition-related, transaction costs incurred during the nine months ended April 28, 2012. The income from discontinued operations primarily reflected the positive seasonal holiday gift-giving business of Figi’s during the second quarter of Fiscal 2013.

Net Income from Continuing Operations Per Diluted Common Share. Net income from continuing operations per diluted share decreased by $0.29, or 28.7%, to $0.72 per share for the nine months ended April 27, 2013 from $1.01 per share for the nine months ended April 28, 2012. The decrease in diluted per share results was due to the lower level of income from continuing operations, as previously discussed. Weighted-average diluted common shares outstanding increased to 162.8 million shares during the nine months ended April 28, 2012 from 159.1 million shares during the nine months ended April 28, 2012, which also reduced net income from continuing operations per diluted common share.

Net Income per Diluted Common Share. Net income per diluted common share decreased by $0.26, or 25.7%, to $0.75 per share for the nine months ended April 27, 2013 from $1.01 per share for the nine months ended April 28, 2012. The decrease in diluted per share results was mainly due to lower level of net income from continuing operations, partially offset by the inclusion of a $0.03 per diluted share income from discontinued operations.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	April 27, 2013	July 28, 2012	$ Change
	(millions)
Cash and cash equivalents	$202.9	$164.3	$38.6
Short-term investments	3.2	1.4	1.8
Non-current investments	—	3.2	(3.2)
Total debt	(155.6)	(326.6)	171.0
Net cash and investments (debt) (a)	$50.5	$(157.7)	$208.2
Equity	$1,515.4	$1,340.9	$174.5

(a)	“Net cash and investments (debt)” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

As of April 27, 2013, we were in a net cash position of $50.5 million compared to net debt position of $157.7 million as of the end of Fiscal 2012. The increase in our net cash position as of April 27, 2013 as compared to July 28, 2012 was primarily due our operating cash flows, which were partially offset by our use of cash to support our capital expenditures (as discussed below under “Capital Spending”), the prepayment of debt under our Term Loan and the use of the available cash and cash equivalents to reduce our outstanding debt under the Revolving Credit Agreement (each as defined and discussed below under “Debt”).

The increase in equity was mainly due to the Company’s net income in Fiscal 2013.

Cash Flows

The table below summarizes our cash flows for the nine months ended presented as follows:

	Nine Months Ended
	April 27, 2013	April 28, 2012
	(millions)
Net cash provided by operating activities	$333.2	$300.6
Net cash used in investing activities	(152.8)	(164.7)
Net cash used in financing activities	(141.8)	(16.2)
Net increase in cash and cash equivalents (a)	$38.6	$119.7

(a)  Excludes changes in short-term and non-current investments, which decreased in the aggregate by $1.4 million during the nine months ended April 27, 2013.

Net Cash Provided by Operating Activities. Net cash provided by operations was $333.2 million for the nine months ended April 27, 2013, compared with $300.6 million for the nine months ended April 28, 2012. The increase was primarily driven by lower working capital requirements and other balance sheet changes.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended April 27, 2013 was $152.8 million, consisting almost entirely of cash used for capital expenditures. Net cash used in investing activities for the nine months ended April 28, 2012 was $164.7 million, consisting primarily of $102.7 of net cash used for capital expenditures and $61.9 million of net cash used in the purchase of investment securities.

Net Cash Used in Financing Activities. Net cash used in financing activities was $141.8 million for the nine months ended April 27, 2013, consisting primarily of $174.7 million in net repayments of debt (net of borrowings), offset in part by proceeds relating to our stock-based compensation plans. Net cash used in financing activities for the nine months ended April 28, 2012 was $16.2 million, consisting primarily of cash used for the repurchase of common stock, offset in part by proceeds relating to our stock-based compensation plans.

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

For the nine months ended April 27, 2013, we had $171.3 million of capital expenditures, compared to $102.7 million of capital expenditures for the nine months ended April 28, 2012.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, recently expanded availability under our Revolving Credit Agreement (as defined below), available cash and cash equivalents, investments and other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, any future dividend requirements, investment in technological and supply chain infrastructure, acquisitions, debt servicing requirements, corporate offices, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As of April 27, 2013, approximately 74% of our available cash and cash equivalents were held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% to 20% of the cash repatriated; this current U.S. tax liability has been previously provided for in the provision for income taxes and is currently classified within deferred income taxes on the accompanying unaudited consolidated balance sheets. We currently do not have any plans to repatriate these funds from our overseas subsidiaries to the U.S.

As discussed in the “Debt” section below, as of April 27, 2013, we had $155.0 million of borrowings under our Revolving Credit Agreement. The Company believes the Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of April 27, 2013, there were six financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

Debt

In March 2013, the Company (i) exercised an option to increase the capacity of its existing revolving credit facility by $50 million from $250 million to $300 million, (ii) borrowed approximately $263 million under the facility, (iii) used the proceeds to prepay the Term Loan (as defined and discussed further below), and (iv) amended its then existing revolving credit facility (the “Revolving Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A., as administrative agent. The principal changes in terms related to expansion of the borrowing availability from $250 million to $500 million and an extension of the maturity date of the borrowing arrangement by one year from June 2017 to June 2018.

As of April 27, 2013, the Company had $155.6 million of debt outstanding consisting primarily of (i) $155.0 million which was incurred to fund a portion of the purchase price of the Charming Shoppes Acquisition, and (ii) $0.6 million of convertible notes assumed in the Charming Shoppes Acquisition, which remain outstanding after substantially all were redeemed in July 2012. For a complete description of the Company’s convertible-notes borrowing arrangement see Note 14 to our audited consolidated financial statements included in our Fiscal 2012 10-K.

Revolving Credit Agreement

The Revolving Credit Agreement now provides a senior secured revolving credit facility up to $500 million, with an optional additional increase of up to $100 million. The Revolving Credit Agreement expires in June 2018. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. However, availability under the Revolving Credit Agreement fluctuates from month-to-month based on the Company’s underlying collateral position at the end of the period. Our collateral position is determined, at any given period, by the aggregate of the Company’s (i) inventory position (less reserves), (ii) market value of eligible real properties up to certain limits, and (iii) eligible credit card receivables. The Revolving Credit Agreement may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The Revolving Credit Agreement includes a $250 million letter of credit sublimit, of which $60 million can be used for standby letters of credit, and a $25 million swing loan sublimit.

Borrowings under the Revolving Credit Agreement bear interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points; plus an applicable margin ranging from 50 basis points to 200 basis points based on a combination of the type of borrowing (prime or LIBOR), the Company’s leverage ratio (defined below) existing at the end of the previous quarter, and average borrowing availability during the previous fiscal quarter. The Company believes the aforementioned refinancing will reduce its future borrowing costs.

The leverage ratio is defined as a ratio of the sum of the aggregate principal amount of indebtedness to consolidated EBITDA. For such purposes, consolidated EBITDA is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) non-recurring, acquisition-related expenses, and (v) restructuring charges not exceeding predetermined limits.

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in an amount ranging between 25 basis points and 37.5 basis points per annum based the Company’s leverage ratio existing at the end of the previous quarter and average utilization during the previous fiscal quarter.

As of April 27, 2013, after taking into account the $155.0 million of revolving debt outstanding and the $20.7 million in outstanding letters of credit, the Company had $306.9 million in its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses, and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of April 27, 2013, the actual fixed charge coverage ratio was 1.54 to 1.00. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of April 27, 2013.

In addition to the above, the Revolving Credit Agreement contains customary negative covenants, subject to negotiated exceptions, on (i) liens and guarantees, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions, (vi) restricted payments, cash dividends and certain other restrictive agreements. The borrowing agreement also contains customary events of default, such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business.

The Company’s obligations under the Revolving Credit Agreement are guaranteed by certain of its domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security under the borrowing agreement and the guarantees thereof, the Company and the Subsidiary Guarantors have granted to the administrative agent for the benefit of the lenders, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory and certain material real estate.

Term Loan

In connection with the funding of the Charming Shoppes Acquisition during the fourth quarter of Fiscal 2012, the Company entered into a $300 million variable-rate term loan (“Term Loan”) with an original maturity of June 14, 2018. The Term Loan was recorded net of an original issue discount of $3 million, which was being amortized to interest expense over the contractual life of the Term Loan.

During the second quarter of Fiscal 2013, the Company prepaid approximately $20 million of the outstanding principal balance of the Term Loan. The transaction resulted in a $0.6 million pretax loss on extinguishment of debt during the second quarter of Fiscal 2013, relating to a proportional reduction in the balances of the original issue discount and deferred financing costs, which has been disclosed as a component of the loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

During the third quarter of Fiscal 2013, the Company prepaid the entire remaining approximately $279 million of outstanding principal balance under the Term Loan using approximately $263 million of borrowings under the Revolving Credit Agreement (as discussed above) and approximately $16 million of proceeds from the sale of Fashion Bug’s distribution center (See Note 2 – Discontinued Operations for further discussion). These transactions resulted in an aggregate $7.9 million pretax loss on extinguishment of debt during the third quarter of Fiscal 2013, relating to a write-off of the remaining balances of the original issue discount and deferred financing costs. This loss has been disclosed as a component of the loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

Greencastle Mortgage

In connection with the Charming Shoppes Acquisition, the Company assumed a $7.8 million mortgage obligation (the “Greencastle Mortgage”) on Charming Shoppes’s owned distribution center in Greencastle, Indiana. The Greencastle Mortgage bore interest at a fixed rate of 6.07%. During the second quarter of Fiscal 2013, the Company prepaid the outstanding principal balance of the Greencastle Mortgage in full. The payment of $8.4 million resulted in a $0.8 million pretax loss on extinguishment of debt, relating to a make-whole premium to holders of the mortgage note, which has been disclosed as a component of the loss on extinguishment of debt on the face of the accompanying unaudited consolidated statements of operations.

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

No shares of common stock were repurchased by the Company under its repurchase program during the nine months ended April 27, 2013. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at April 27, 2013.

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

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of April 27, 2013, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores normally are transacted in U.S. dollars. In addition, our wholly owned international retail operations represented approximately 1% of our consolidated revenues during the first nine months of Fiscal 2013. In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

Our Company currently has $155.0 million in variable-rate debt outstanding under our Revolving Credit Agreement. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, the Company’s annual interest expense would increase or decrease by approximately $0.2 million, and net income would decrease or increase, respectively, by approximately $0.1 million. See Note 9 to our unaudited consolidated financial statements for a summary of the terms and conditions of our Revolving Credit Agreement.

Investment Risk Management

As of April 27, 2013, our Company had cash and cash equivalents on-hand of $202.9 million, primarily invested in money market funds and commercial paper with original maturities of 90 days or less. The Company's other short-term investments of $3.2 million consisted primarily of restricted cash.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at April 27, 2013. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

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

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

During the nine months ended April 27, 2013, there have been no recently issued or proposed accounting standards which may have a material impact our financial statements in future periods.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as April 27, 2013. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 27, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversarial proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems it appropriate to do so under applicable accounting rules. Moreover, the Company's assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company's evaluation of a particular claim. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements. The Company's identified contingencies include the matters set out below.

Six lawsuits were filed in Fiscal 2012 challenging the proposed acquisition of Charming Shoppes by Ascena. Five of these lawsuits were consolidated in state court in Pennsylvania, and one case remained in federal court in Pennsylvania. In general, plaintiffs sued the Charming Shoppes board of directors for alleged breach of their fiduciary duties under Pennsylvania state law in connection with the sale process, negotiations and public disclosures about the transaction. Ascena was sued for allegedly aiding and abetting the Charming Shoppes directors’ alleged breach of their fiduciary duties. The parties entered into a stipulation of settlement to settle the state and federal litigations. The stipulation of settlement received final court approval during the third quarter of Fiscal 2013. Pursuant to the settlement, both the state and federal cases were dismissed, and previously accrued, court-ordered attorneys’ fees of $0.5 million were paid during the third quarter of Fiscal 2013.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2012 10-K. There have been no material changes during the quarter ended April 27, 2013 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2012 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended April 27, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month # 1 (January 27, 2013 – February 23, 2013)	—	$—	—	$90 million
Month # 2 (February 24, 2013 – March 30, 2013)	—	—	—	90 million
Month # 3 (March 31, 2013 – April 27, 2013)	—	—	—	90 million

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

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dirk Montgomery pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENA RETAIL GROUP, INC.

Date: June 5, 2013	BY: /s/ David Jaffe
David Jaffe
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 5, 2013	BY: /s/ Dirk Montgomery
Dirk Montgomery
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

