Form 10-K
period 2013-07-27
Ascena Retail Group, Inc.
filed 2013-09-24
CIK 1498301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 27, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.1 billion as of January 26, 2013, based on the last reported sales price on the NASDAQ Global Select Market on that date. As of September 19, 2013, 159,588,424 shares of voting common shares were outstanding. The registrant does not have any authorized, issued or outstanding non-voting common stock.

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 12, 2013 are incorporated into Part III of this Form 10-K.

ASCENA RETAIL GROUP, INC.

FORM 10-K

FISCAL YEAR ENDED JULY 27, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section labeled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the risk factors that we have included elsewhere in this report. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” “should,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other similar expressions.

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

In this Form 10-K, references to “Ascena,” “ourselves,” “we,” “us,” “our” or “Company” or other similar terms refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”); fiscal year 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”); and fiscal year 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”). All references to “Fiscal 2014” refer to our 52-week period that will end on July 26, 2014.

PART I

Item 1. Business.

General

Ascena is a leading national specialty retailer of apparel for women, and tween girls and boys, and operates, through its wholly owned subsidiaries, the following principal retail brands: Justice; Lane Bryant; maurices; dressbarn; and Catherines. The Company’s operations include approximately 3,900 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $4.7 billion for the fiscal year ended July 27, 2013.

On June 14, 2012, the Company acquired Charming Shoppes, Inc. (“Charming Shoppes”) and its related family of retail brands. Charming Shoppes owned and operated multiple retail brands through over 1,800 retail stores and e-commerce operations, including Lane Bryant and Catherines. The Company acquired Charming Shoppes in an all cash transaction at $7.35 per share, for an aggregate purchase price of $882.1 million (excluding the assumption of debt and transaction costs, and collectively, the “Charming Shoppes Acquisition”). The acquisition was partially funded with $325 million from new borrowings, including (a) a $300 million, six-year, variable-rate term loan and (b) $25 million of borrowings under the Company’s existing revolving credit facility, which was amended in connection with the transaction. The remainder was funded through available cash and cash equivalents and the liquidation of substantially all of the Company’s investment portfolio.

Charming Shoppes also owned and operated a specialty retail business named Fashion Bug and a food and specialty gift products business named Figi’s. The Fashion Bug business ceased operations in February 2013 and the Company recently entered into an agreement to sell the principal net assets of the Figi’s business, which is expected to close during the first quarter of Fiscal 2014. The financial position and operating results of both of these businesses have been classified as discontinued operations within the accompanying audited consolidated financial statements of the Company.

Our Brands and Products

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn and Catherines.

Justice

The Justice segment includes approximately 971 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. Justice creates, designs and develops its own exclusive Justice and Brothers branded merchandise in-house. This allows Justice to maintain creative control and respond as quickly as fashion trends dictate. The Justice merchandise mix represents the broad assortment that its girl wants in her store - a mix of apparel, accessories, footwear, intimates and lifestyle products, such as bedroom furnishings and electronics, to meet all her needs. Justice’s store footprint primarily includes mall locations, strip centers, lifestyle centers and outlet centers.

Lane Bryant

The Lane Bryant segment includes approximately 788 specialty retail and outlet stores, and e-commerce operations. Lane Bryant is a widely recognized brand name in plus-size fashion. Through private labels such as Lane Bryant and Cacique, and select national brands, fashionable and sophisticated apparel is offered to female customers in plus-sizes 14-28, including intimate apparel, wear-to-work and casual sportswear, accessories, select footwear and social occasion apparel. Lane Bryant has a loyal customer base, generally ranging in age from 25 to 45 years old, which shops for fashionable merchandise in the moderate price range. Lane Bryant retail stores are located in a combination of destination malls, lifestyle centers and strip shopping centers.

maurices

The maurices segment includes approximately 877 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). maurices merchandise is primarily sold under two product lines, maurices and Studio Y. The maurices product line encompasses women’s casual clothing, career wear and accessories, while the Studio Y product line represents women’s dressy apparel. maurices stores are typically located near large discount and department stores to capitalize on the traffic those retailers generate. maurices seeks to differentiate itself from those retailers by offering a wider selection of style, color and current fashion, as well as the shopping experience offered, which emphasizes a visually stimulating environment with a helpful staff. While maurices stores offer a core merchandise assortment, individual maurices stores vary their merchandise assortment to reflect individual store demands and local market preferences.

dressbarn

The dressbarn segment includes approximately 826 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career and casual fashion to the working woman. dressbarn stores are located primarily in convenient strip shopping centers in major trading and high-density markets, and in surrounding suburban areas. dressbarn’s centrally managed merchandise selection is changed and augmented frequently to keep its merchandise presentation fresh and exciting. Individual store assortments vary depending on local demographics, seasonality and past sales patterns. Carefully edited, coordinated merchandise is featured in a comfortable, easy-to-shop environment, which is staffed by friendly, service-oriented salespeople.

Catherines

The Catherines segment includes approximately 397 specialty retail stores, and e-commerce operations. Catherines carries a full range of plus sizes (16-34 and 0X-5X) and is particularly known for extended sizes (28-34). Catherines offers classic apparel and accessories to female customers for wear-to-work and casual lifestyles. Catherines customers are generally in the 45 years old and older age group, shop in the moderate price range, and are concerned with comfort, fit and value. Catherines retail stores are primarily located in strip shopping centers and outlet locations.

The tables below present net sales and operating income by segment for the last three fiscal years.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(millions)
Net sales
Justice	$1,407.4	$1,306.7	$1,150.0
Lane Bryant (1)	1,050.1	119.7	-
maurices	917.6	852.9	776.5
dressbarn	1,020.7	1,037.6	987.5
Catherines (1)	319.1	36.4	-
Total net sales	$4,714.9	$3,353.3	$2,914.0

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(millions)
Operating income
Justice	$182.3	$172.5	$129.3
Lane Bryant (1)	(30.1)	(10.1)	-
maurices	107.0	102.7	104.5
dressbarn	30.3	56.9	56.0
Catherines (1)	10.4	(4.0)	-
Subtotal	299.9	318.0	289.8
Less unallocated acquisition-related, integration and restructuring costs	(34.6)	(25.4)	-
Total operating income	$265.3	$292.6	$289.8

(1)	The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore, data related to Lane Bryant and Catherines is only included for a partial period in Fiscal 2012 and data relating to Fiscal 2011 is not presented.

Over the past five fiscal years, our sales have grown to approximately $4.7 billion in Fiscal 2013 from $1.5 billion in Fiscal 2009. This growth has been largely a result of both our acquisitions and organic growth. We currently operate approximately 3,900 stores throughout the United States, Puerto Rico and Canada. We have diversified our business by brand, price point and target consumer, as well as by geography throughout North America. Our Justice and maurices brands now operate 23 stores and 15 stores, respectively, in Canada. We plan to continue our global expansion during Fiscal 2014, and will continue evaluating other international opportunities for our family of brands. In addition to our store presence, we sell merchandise through our primary e-commerce websites: shopjustice.com; lanebryant.com; maurices.com; dressbarn.com; catherines.com and our Brothers line e-commerce site located at shopbrothers.com.

Over the past five fiscal years, we have invested approximately $1.8 billion in cash, common stock and debt to fund acquisitions, capital improvements, and technology infrastructure improvements, primarily funded through our strong operating cash flow. We intend to continue to execute our long-term strategy, which includes, among other things, expanding our presence internationally, expanding through selective acquisitions, investing in our operational infrastructure, and expanding our e-commerce businesses.

Seasonality of Business

Our business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods.  In particular, sales at Justice tend to be significantly higher during the fall season which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season that is focused on gift-giving merchandise.   The maurices brand experiences peak sales during the December holiday season as well as during the early spring which includes the Easter holiday season. The dressbarn brand has historically experienced higher sales in the spring, which includes the Easter and Mother’s Day holidays. The Lane Bryant and Catherines brands typically experience peak sales during the Easter, Mother’s Day and December holiday seasons.  Lane Bryant’s peak sales around Mother’s Day typically extend through Memorial Day and into the early summer. In addition, our results of operations and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Store Locations

Our stores are primarily open seven days a week and most evenings. As of July 27, 2013, we operated approximately 3,900 stores in 48 states, the District of Columbia, Puerto Rico and Canada. Justice is currently located across 47 states, Canada and Puerto Rico. Justice also has 59 international franchise stores. dressbarn has stores in 48 states, which are mostly concentrated in the northeast while maurices has stores in 46 states, which are mostly concentrated in the Midwest, and Canada. The Lane Bryant and Catherines stores are located in suburban and small towns in 46 states and 44 states, respectively.

During Fiscal 2013, no store accounted for more than 1% of our total sales. The table below indicates the type of shopping facility in which the stores were located:

Type of Facility	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Strip Shopping Centers	223	370	475	592	333	1,993
Free Standing, Downtown and Enclosed Malls	546	243	343	55	55	1,242
Outlet Malls and Outlet Strip Centers	93	119	40	179	5	436
Lifestyle Centers	109	56	19	-	4	188
Total	971	788	877	826	397	3,859

As of July 27, 2013, our stores had a total of 21.0 million square feet, consisting of Justice with 4.0 million square feet, Lane Bryant with 4.5 million square feet, maurices with 4.5 million square feet, dressbarn with 6.4 million square feet and Catherines with 1.6 million square feet. All of our store locations are leased. Our leases often contain renewal options and termination clauses, particularly in the early years of a lease, if specified sales volumes are not achieved.

Store Count by Segment

	Fiscal 2013
	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Stores (Beginning of Period)	942	805	832	827	422	3,828
Stores Opened	53	51	54	35	-	193
Stores Closed	(24)	(68)	(9)	(36)	(25)	(162)
Stores (End of Period)	971	788	877	826	397	3,859

	Fiscal 2012
		Lane
	Justice	Bryant	maurices	dressbarn	Catherines	Total
Stores (Beginning of Period)	902	-	784	830	-	2,516
Stores added from the Charming Shoppes Acquisition (a)	-	805	-	-	426	1,231
Stores Opened	65	2	57	23	-	147
Stores Closed	(25)	(2)	(9)	(26)	(4)	(66)
Stores (End of Period)	942	805	832	827	422	3,828

(a)	The Lane Bryant and Catherines stores were added as of the June 14, 2012 acquisition date.

Trademarks

Our principal owned trademarks include:

JUSTICE®, BROTHERS®, LANE BRYANT®, LANE BRYANT OUTLET®, LANE BRYANT WOMAN®, CACIQUE®, RIGHT FIT BY LANE BRYANT®, MAURICES®, STUDIO Y®, DRESSBARN®, CATHERINES®, CATHERINES PLUS SIZES®, MAGGIE BARNES ®, LIZ&ME®, SERENADA® and RIGHT FIT BY CATHERINES®.

We have U.S. Certificates of Registration of Trademark and trademark applications pending for the operating names of our stores and our major private label merchandise brands. We believe our JUSTICE®, LANE BRYANT®, LANE BRYANT OUTLET®, LANE BRYANT WOMAN®, CACIQUE®, MAURICES®, STUDIO Y®, DRESSBARN®, CATHERINES® and CATHERINES PLUS SIZES® trademarks are material to the continued success of our business. We also believe that our rights to these trademarks are adequately protected.

E-commerce

All of our brands have e-commerce operations, and the Company continues to focus on this sales channel as an opportunity for continued growth. Total e-commerce revenues amounted to approximately $400 million during Fiscal 2013. After giving effect to the Charming Shoppes Acquisition as of the beginning of Fiscal 2012, this represented an increase of approximately 33% over Fiscal 2012. We continue to develop our e-commerce platform and believe this will be an on-going source of sales growth in future periods for our family of brands.

Our segments sell products online through their e-commerce sites:

•	Justice segment –www.shopjustice.com and www.shopbrothers.com

•	Lane Bryant segment – www.lanebryant.com

•	maurices segment – www.maurices.com

•	dressbarn segment – www.dressbarn.com

•	Catherines segment – www.catherines.com

Product Licensing

We earn licensing revenue through our Justice brand’s international franchise stores along with advertising and other “tween-right” marketing initiatives with partner companies. Licensing revenue is less than 1% of our consolidated annual net sales. Justice has 59 international franchise stores.

International Store Expansion

Our Justice brand currently has 23 stores in Canada and is planning on additional expansion in Canada during Fiscal 2014. Our maurices brand currently has 15 stores in Canada and is also planning on additional expansion in Canada during Fiscal 2014. We will continue to evaluate other international opportunities for our family of brands.

Sourcing

During Fiscal 2013, the Company began integrating the sourcing operations of the Company and Charming Shoppes under the name Ascena Global Sourcing (“AGS”). Through AGS’s offices in Seoul, South Korea, Shanghai, China and Hong Kong, AGS continues to develop and expand relationships with manufacturing partners within sourcing networks, enabling AGS to control the quality of goods, while achieving speed to market and better/favorable pricing. With AGS’s successful sourcing operations, it is able to eliminate the middleman, reduce costs and increase initial markup. AGS has registered various trademarks related to the Company’s brands in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions.

Office and Distribution Centers

For a detailed discussion of our office and distribution centers, see Part I, Item 2 “Properties” in this Annual Report on Form 10-K.

Information Technology Systems

Our information technology systems make the design, marketing, importing and distribution of our products more efficient by providing, among other things, comprehensive order processing, product and design information, and financial information. During Fiscal 2013, we continued to execute on our plan to standardize our information systems across brands, including the integration of the Charming Shoppes technology platform with our own. Also, during Fiscal 2013, we completed our project to consolidate certain of our financial systems and processes across our legacy family of brands, including a common general ledger and consolidation platform. We anticipate integrating the Charming Shoppes’s brands onto our technology platform over the next two years.

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

Community Service

We are proud to have a long tradition of supporting numerous charities. We actively support charities such as The American Cancer Society, Dress for Success, United Way and various higher education institutions. Our philanthropic strategy is: “Empowering Women and Children To Be Their Best.” Our programs reinforce our commitment to the communities we serve.

Competition

The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and internet-based retailers, many of which have substantially greater financial, marketing and other resources than us. Many of our competitors are able to engage in aggressive promotions, reducing their selling prices. Some of our competitors are Walmart, Macy’s, JCPenney, Kohl’s, Old Navy, Aeropostale and Target. Other competitors may move into the markets that we serve. Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences. If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability. We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers and by offering superior customer service and convenience.

Merchandise Vendors

We purchase our merchandise from many domestic and foreign suppliers. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We have good working relationships with our suppliers. No third-party supplier accounts for more than 10% of our merchandise purchases.

Employees

As of July 27, 2013, we had approximately 48,000 employees, 34,000 of whom worked part-time. We typically add temporary employees during peak selling periods. Except for approximately 100 employees of Lane Bryant that were represented by unions at the end of Fiscal 2013, none of our other employees are covered by any collective bargaining agreement. We consider our employee and union relations to be good.

Executive Officers of the Registrant

The following table sets forth the name, age and position of our Executive Officers:

Name	Age	Positions

Elliot S. Jaffe	87	Co-founder and Chairman of the Board

David Jaffe	54	President and Chief Executive Officer

John Sullivan	60	Executive Vice President and Chief Operating Officer

Michael W. Rayden	64	Chief Executive Officer, Tween Brands, Inc.

Dirk Montgomery	50	Executive Vice President and Chief Financial Officer

Jay Levine	49	Senior Vice President, Chief Accounting Officer and Corporate Controller

Gene Wexler	58	Senior Vice President, General Counsel and Assistant Secretary

David L. Johns	55	Senior Vice President, Chief Information Officer

Ronnie Robinson	48	President, Ascena Global Sourcing

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

Mr. Michael W. Rayden is the Chief Executive Officer of Tween Brands, Inc. (“Tween Brands”) and a member of the Ascena Board of Directors since November 2009. Prior to the Company’s merger with Tween Brands on November 25, 2009, Mr. Rayden served as Chief Executive Officer of Tween Brands since March 1996 and was elected Chairman of the Board of Tween Brands in August 1999. Mr. Rayden also served as the President of Tween Brands from March 1996 until January 2007. Before joining Tween Brands, he served as President, Chief Executive Officer and Chairman of the Board of Pacific Sunwear of California, Inc. from 1990 to 1996; President and Chief Executive Officer of The Stride Rite Corporation from 1987 to 1989 and President and Chief Executive Officer of Eddie Bauer Inc. from 1984 to 1987.

Mr. Dirk Montgomery joined the Company in January 2013 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Montgomery was Executive Vice President and Chief Value Chain Officer of Bloomin’ Brands, Inc. Prior to that position, he served as Chief Financial Officer of Bloomin’ Brands for six years. Prior to joining Bloomin’ Brands in 2005, Mr. Montgomery served in a variety of domestic and international leadership roles such as Chief Financial Officer of Con Agra Foods Retail Group, Chief Financial Officer of Express (previously a division of Limited Brands) and in several senior management positions with the Sara Lee Corporation. Mr. Montgomery began his career at Ernst & Young LLP as an auditor and corporate finance consultant.

Mr. Jay Levine joined the Company in 2011 as Senior Vice President, Chief Accounting Officer and Corporate Controller, primarily responsible for SEC reporting, internal reporting, corporate budgeting/financial planning, shared accounting services and global tax and compliance. Prior to joining the Company, Mr. Levine was Vice President and Corporate Controller for Ralph Lauren Corporation for five years and, preceding that, had roles of increasing responsibility for twelve years at Time Warner Inc., including his last role as Vice President and Chief Accounting Officer of Time Warner Inc.'s Music Division. Mr. Levine started his career and spent eight years at Ernst & Young LLP.

Mr. Gene Wexler has been Senior Vice President, General Counsel and Assistant Secretary of our Company since 2005.

Mr. David Johns joined the Company in March 2013 as Executive Vice President and Chief Information Officer. Prior to joining the Company, Mr. Johns held several senior leadership roles at Owens Corning since 1994.  Most recently, he was Senior Vice President, Chief Information Officer & Chief Global Shared Services officer.  Prior to his experience at Owens Corning, Mr. Johns held technology positions with Honeywell, Inc. and Time Warner Inc.

Mr. Ronnie Robinson became President, Ascena Global Sourcing in February 2013. His current responsibilities include global sourcing, product integrity and production operations for all of the Company’s brands. Mr. Robinson joined Tween Brands as Vice President of Sourcing in 2001.

Item 1A. Risk Factors.

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our results of operations, our financial condition, our liquidity, the trading prices of our securities, and the actual outcome of matters as to which forward-looking statements are made in this report. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our results of operations, financial position and cash flows.

Our business is dependent upon our ability to accurately predict fashion trends, customer preferences and other fashion-related factors.

Customer tastes and fashion trends are volatile and tend to change rapidly, particularly for women and tween girls apparel. Our success depends in part upon our ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by us to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise in our stores, which in turn could adversely affect our business and our image with our customers. Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, we are vulnerable to changes in consumer preferences and demand, price shifting, and the optimal selection and timing of merchandise purchases. If we miscalculate either the demand for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would have an adverse effect on our results of operations, financial position and cash flows.

General economic conditions may adversely affect our business.

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

Such macroeconomic and other factors could continue to have a negative effect on the lower level of consumer spending in the U.S., which in turn, could have a material effect on our business, results of operations, financial condition and cash flows.

In addition, as a result of occasional instability in the global financial markets, there can be no assurance that our liquidity will not be affected or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations and available borrowings under our $500 million Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) will be adequate to satisfy our capital needs for the foreseeable future, any renewed tightening of the credit markets could make it more difficult for us to access funds, enter into an agreement for new indebtedness or obtain funding through the issuance of our securities. Our Revolving Credit Agreement also has financial covenants which, if not met, may further impede our ability to access funds under the Revolving Credit Agreement.

We also have significant amounts of cash and cash equivalents on deposit at FDIC-insured financial institutions that are currently in excess of federally-insured limits. Since the deposit insurance provision of the Dodd-Frank Wall Street Reform Act expired on December 31, 2012, we cannot be assured that we will not experience losses with respect to cash on deposit in excess of federally- insured limits.

As described in Note 10 to our audited consolidated financial statements included elsewhere herein, we have significant goodwill and other intangible assets related to our acquisition of maurices in January 2005, the merger with Tween Brands consummated in November 2009 and the Charming Shoppes Acquisition consummated in June 2012. Current and future economic conditions may adversely impact Justice’s, Lane Bryant’s, maurices’s, dressbarn’s or Catherines’s ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. These events could materially reduce Justice’s, Lane Bryant’s, maurices’s, dressbarn’s or Catherines’s profitability and cash flow which could, in turn, lead to an impairment of Justice’s, Lane Bryant’s, maurices’s or Catherines’s goodwill and intangible assets. Furthermore, if customer attrition were to accelerate significantly, the value of Justice’s, Lane Bryant’s, maurices’s or Catherines’s intangible assets could be impaired or subject to accelerated amortization.

Risks associated with the Charming Shoppes Acquisition.

The success of the Charming Shoppes Acquisition continues to depend on our ability to integrate and manage both our and Charming Shoppes’s operations, to realize opportunities for revenue growth and, to some degree, to eliminate redundant and excess costs. Achieving the anticipated benefits of the Charming Shoppes Acquisition may present a number of significant risks and considerations, including, but not limited to:

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

Many of our stores are located in strip shopping centers, shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department stores, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our stores. Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores or changes in customer shopping preferences. A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on customer traffic and our results of operations.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations where competition for suitable store locations is intense.

Our ability to successfully adapt to ongoing organizational change could impact our business results.

We have executed a number of significant business and organizational changes including acquisitions, workforce and technology optimization projects and distribution center consolidation projects to support our growth strategies. We expect these types of changes to continue for the foreseeable future. Successfully managing these changes, including retention of key employees, is critical to our business success. In addition, our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organizational capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense. Further, business and organizational changes may result in more reliance on third parties for various services, and that reliance may increase compliance risks, including anti-corruption. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements while continuing to invest in business growth, our results of operations, financial position and cash flows could be adversely impacted.

Our business could suffer if our information technology systems fail to operate effectively, are disrupted or compromised.

We rely on our existing information technology systems in operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial systems. The reliability and capacity of our information technology systems are critical. Despite our precautionary efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, natural disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses, and security breaches. Any disruption in the operation of our information technology systems, or our failure to continue to upgrade or transition to new systems, integrate or expend capital on such systems as our business expands, could have a material adverse effect on our business. Any failure to maintain adequate system security controls to protect our information technology systems and sensitive data, including customer data, from unauthorized access, disclosure or use could also damage the Company's reputation with our customers.

We rely on foreign sources of production.

We purchase a significant portion of our apparel directly in foreign markets, including Asia, the Middle East and Africa, and indirectly through domestic vendors with foreign sources. We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including but not limited to:

•	financial or political instability in any of the countries in which our merchandise is manufactured or the channels through which it passes;
•	fluctuations in the value of the U.S. Dollar against foreign currencies;
•	increased security and regulatory requirements applicable to imported goods;
•	imposition or increases of duties, taxes and other charges on imports;
•	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our merchandise that may be imported into the United States from countries in regions where we do business;
•	currency and exchange risks;
•	impact of natural disasters and public health concerns on our foreign sourcing offices and vendor manufacturing operations;
•	delays in shipping due to port security considerations or labor disputes; and
•	increased costs of transportation.

New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries. The future performance of our business depends on foreign suppliers and may be adversely affected by the factors listed above, all of which are beyond our control. This may result in our inability to obtain sufficient quantities of merchandise or increase our costs, thereby negatively impacting our results of operations.

We may suffer negative publicity and our business may be harmed if we need to recall any products we sell.

Justice has in the past and may in the future need to recall products that we determine may present safety issues. If products we sell have safety problems of which we are not aware, or if we or the Consumer Product Safety Commission recall a product sold in our stores, we may suffer negative publicity and product liability lawsuits, which could have a material adverse impact on our reputation, results of operations, financial position and cash flows.

Our expansion into new services and technologies subjects us to additional business, legal, financial and competitive risks.

We may have limited experience in our newer market segments and our customers may not adopt our new service offerings, which include our e-commerce services. This new offering may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, our gross profits in our newer activities may be lower than in our older activities and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our results of operations, financial position and cash flows.

Risks associated with e-commerce sales.

We sell merchandise via the Internet through our e-commerce services offered by our various brands. Our e-commerce services are subject to numerous risks, including:

•	the failures of the computer systems that operate our websites and their related support systems, including but not limited to, inadequate system capacity, computer viruses, human error, change in programming, security breaches, system upgrades or migrations, causing, among other things, website downtimes and other technical/functional failures;
•	reliance on third-party computer hardware/software and fulfillment providers;
•	unfavorable federal or state regulations and laws;
•	violations of federal, state or other applicable laws, including those related to online privacy;
•	disruptions in telephone service or power outages;
•	credit card fraud;
•	evolving changes in technology;
•	liability for online content;
•	diversion of sales from our stores; and
•	natural disasters or adverse weather conditions.

The Company's failure to successfully address and respond to any one or more of these risks could have a material adverse effect on our results of operations, financial position and cash flows, and damage the reputation of our brands.

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

Our business would suffer a material adverse effect if our distribution centers were shut down or disrupted.

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

Additionally, freight costs are impacted by changes in fuel prices. Fuel prices affect freight costs both on inbound freight from vendors to the distribution centers and outbound freight from the distribution centers to our stores.

Although we maintain business interruption and property insurance, management cannot be assured that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us, if any of the distribution centers are shut down for any unplanned reason.

Our business could suffer a material adverse effect from extreme or unseasonable weather conditions.

Extreme weather conditions in the areas in which the Company's stores are located could negatively affect the Company's business, results of operations, financial position and cash flows. Frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over an extended period could make it difficult for our customers to travel to our stores, which could negatively impact the Company's results of operations. The Company's business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could reduce demand and thereby have an adverse effect on the Company's results of operations.

Our business could suffer as a result of a third-party manufacturer’s inability to produce goods for us on time and to our specifications.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of the goods that we sell. Both domestic and international manufacturers produce these goods. The Company is at risk for increases in manufacturing costs and we cannot be certain that we will not experience operational difficulties with these third-party manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. The inability of a manufacturer to ship orders in a timely manner or to meet our safety, quality and social compliance standards could have a material adverse impact on our business.

Our business could suffer if parties with whom the Company does business are subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to the Company.

The Company is a party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to the Company. In some cases, the Company depends upon such third parties to provide essential products, services or other benefits, including with respect to merchandise fulfillment, advertising, software development and support, logistics, and other agreements for goods and services in order to operate the Company’s business in its ordinary course. Current economic, industry and market conditions could result in increased risk to the Company associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of the Company in relation to its contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurance that it would be able to arrange alternate or replacement contracts, transactions or business relationships on terms as favorable as the Company’s existing contracts, transactions or business relationships, if at all. Any inability on the part of the Company to do so could negatively affect the Company’s business, results of operations, financial position and cash flows.

Our business could suffer if we need to replace manufacturers.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Many of our competitors have greater financial and other resources than we have and thus may have an advantage in the competition for production capacity. If we experience a significant increase in demand, or if an existing manufacturer of the goods that we sell must be replaced, we may have to increase purchases from our other third-party manufacturers and we cannot guarantee we will be able to do so at all or on terms that are acceptable to us. This may negatively affect our results of operations. We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but we do not have long-term contracts with any manufacturer. None of the manufacturers we use produces products for us exclusively.

Our business could suffer if one of the manufacturers of the goods that we sell fails to use acceptable labor practices.

We require manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff and our agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of local labor, employment or other laws by an independent third-party manufacturer used by us, or the divergence of an independent third-party manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of products to us or damage our reputation, which may result in a decrease in customer traffic to our stores and adversely affect our results of operations. Publicity regarding violation of the foregoing guidelines or practices or other social/compliance standards by any of our third-party manufacturers could adversely affect our results of operations.

Acts of terrorism, effects of war, public health, natural disasters, other catastrophes or political unrest could have a material adverse effect on our business.

The threat or actual acts of terrorism continue to be a risk to the global economy. Terrorism and potential military responses, political unrest, natural disasters (such as Hurricane Sandy in 2012), pandemics or other health issues have disrupted or could disrupt commerce, impact our ability to operate our stores or offices in the affected areas or impact our ability to provide critical functions or services necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions or services from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our results of operations, financial position and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending or customer traffic, and thus have an adverse effect on our results of operations.

Existing and increased competition in the women’s and girls’ retail apparel industry may reduce our net revenues, profits and market share.

The women’s and girls’ retail apparel industry is highly competitive. Although the Company is one of the nation’s largest specialty retailers, we have numerous and varied competitors at the national and local level, primarily consisting of department stores, off-price retailers, other specialty stores, discount stores, mass merchandisers, and Internet and mail-order retailers, many of which have substantially greater financial, marketing, promotional and other resources than we have. Many department stores offer a broader selection of merchandise than we offer. In addition, many department stores continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which we have a significant presence. As a result of this competition, we may experience pricing pressures, increased marketing expenditures and loss of market share, which could have a material adverse effect on our business, results of operations, financial position and cash flows.

We could suffer a decline in our profitability as a result of increasing pressure on margins.

The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer spending patterns. These factors may cause us to reduce our sales prices to consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, financial position and cash flows.

Our business could suffer as a result of increases in the price of raw materials, labor, energy and freight.

Increases in the price of cotton, wool and other raw materials used in the production of fabric and accessories, as well as increases in labor and energy costs, could result in increases for the costs of our products as well as their distribution to our distribution centers, retail locations and to our customers. In response to these price increases, we have moderately increased merchandise prices on certain items in each of our brands and may, in the future, need to further increase merchandise prices in order to maintain our merchandise margins. Consequently, higher product costs could have a negative effect on our gross profit margin and increased selling prices could have a negative effect on our sales volume.

We depend on key personnel in order to support our existing business and future expansion and may not be able to retain or replace these employees or recruit additional qualified personnel.

Our success and our ability to execute our business strategy depend largely on the efforts of our current management teams at the Company and the respective brands. Executives at the Company and the brands have substantial experience in the retail business and have made significant contributions to the growth and success of our business. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. Competition for key personnel in the retail industry is intense, and our operations could be adversely affected if we fail to attract, hire, motivate and retain qualified personnel or if we fail to attract additional qualified individuals.

Our performance also depends in large part on the talents and contributions of engaged and skilled associates in all areas of the Company. If we are unable to identify, hire, develop, motivate and retain talented individuals, we may be unable to compete effectively and could adversely impact our business, results of operations, financial position and cash flows.

Covenants in our Revolving Credit Agreement may impose operating restrictions.

Our Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, as well as other covenants. If we fail to meet these covenants or obtain appropriate waivers, our lenders may terminate the Revolving Credit Agreement. Such termination could negatively impact our liquidity, which could have a negative impact on the flow of goods and services, adversely impacting our operations.

Our business may be affected by regulatory, administrative and litigation developments.

Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from regulatory or administrative changes. Changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, product safety, transportation and logistics, healthcare, tax, accounting, privacy, operations, or environmental issues, among others, could have an adverse impact on our results of operations, financial position and cash flows.

Additionally, from time-to-time, we are involved in litigation incidental to our business, including litigation regarding overtime compensation and other employment or wage and hour related matters. Our current exposure could change in the event of the discovery of damaging facts with respect to legal matters pending against us or determinations by judges, juries or other finders of facts that are not in accordance with management's evaluation of the claims. Should management's evaluation prove incorrect, our exposure could greatly exceed expectations and have a material adverse effect on our results of operations, financial position and cash flows.

Increases in the cost of employee health benefits could impact the Company's results of operations, financial position and cash flows.

The Company's expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could negatively affect the Company's results of operations, financial position and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations and interpretive guidance and the phased-in nature of the implementation of the legislation, the Company is not able at this time to fully determine the impact that healthcare reform will have on the Company-sponsored medical plans.

We are pursuing a strategy of international expansion.

We currently intend to expand our operations into other countries in the future. Currently, our Justice brand has licensed stores in certain Middle Eastern countries, Australia, Southeast Asia, Central and South America and Russia. During Fiscal 2013, both our Justice and maurices brands continued their expansion into Canada. As we expand internationally, we may incur significant costs associated with the start-up and maintenance of foreign operations. Costs may include, but are not limited to, obtaining locations for stores, setting up foreign offices, hiring experienced management and maintaining good relations with associates. We may be unable to open and operate new stores successfully, or we may face operational issues that delay our intended pace of international store growth. In any such case, our expansion may be limited, unless we can:

•	identify suitable markets and sites for store locations;
•	address the different operational characteristics present in each country to which we expand, including employment and labor, transportation, logistics, real estate, lease provisions and local reporting or legal requirements;
•	negotiate acceptable lease terms, in some cases in locations in which the relative rights and obligations of landlords and tenants differ significantly from the customs and practices in the U.S.;
•	hire, train and retain competent store personnel;
•	gain and retain acceptance from foreign customers;
•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;
•	expand infrastructure to accommodate growth;
•	manage foreign government regulations;
•	manage foreign currency exchange risk effectively; and
•	achieve acceptable operating margins from new stores.

Failure to implement our international expansion plan consistent with our internal expectations, whether as a result of one or more of the factors listed above or other factors, could adversely affect our ability to achieve the objectives that we have established.

We utilize ports to import our products from Asia and other regions.

We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are imported, we and our vendors may have to ship some or all of our products from Asia by air freight or to alternative shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be reduced. Similarly, shipping to alternative destinations in the United States could lead to increased lead times and costs on our products. A disruption at ports (domestic or abroad) through which our products are imported could have a material adverse effect on our results of operations, financial position and cash flows.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in the United States and numerous international jurisdictions. We record tax expense based on our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits, including uncertain tax positions. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and reserves are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction or by changes to existing accounting rules or regulations.

Our stock price may be volatile.

Our common stock is quoted on the NASDAQ Global Select Market. Our stock price may fluctuate substantially as a result of quarter to quarter variations in our actual or anticipated financial results, the results of other companies in the retail industry, or the markets we serve. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

Changes to accounting rules and regulations may adversely affect our results of operations, financial position and cash flows.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules and regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such a change would require us to record a significant amount of lease related assets and liabilities on our balance sheet and make other changes to the recording and classification of lease related expenses on the consolidated statements of operations and cash flows. This and other future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations, financial position and cash flows.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business, the price of our common stock and market confidence in our reported financial information.

We must continue to document, test, monitor and enhance our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be assured that our disclosure controls and procedures and our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will prove to be adequate in the future. Any failure to maintain the effectiveness of internal controls over financial reporting or to comply with the requirements of the Sarbanes-Oxley Act could have a material adverse impact on our business, results of operations, financial position, cash flows and the price of our common stock.

We are subject to cybersecurity risks and may incur increased expenses to mitigate our exposure.

Our business, and that of our third-party service providers, employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and others, including credit card information and personal identification information. Security and/or privacy breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks or intrusions. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by our third-party service providers that result in the unauthorized release of personal or confidential information.

The protection of customer, employee, and Company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. Any breach involving this data could cause harm to our reputation or result in liability, either of which could have a material adverse effect on our results of operations, financial position and cash flows.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries in which we have business operations or plan to have business operations. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Also, others may assert proprietary rights in our intellectual property and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease space for all our retail stores in various domestic and international locations. Store leases generally have an initial term ranging from 5 to 10 years with one or more options to extend the lease. The table below, covering all open store locations leased by us on July 27, 2013, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number without Renewal Options
2014	678	210	468
2015	580	304	276
2016	504	294	210
2017	540	329	211
2018	565	373	192
2019 and thereafter	992	485	507
Total	3,859	1,995	1,864

Our store leases generally provide for a base rent per square foot per annum. Certain leases have formulas requiring the payment of additional rent as a percentage of sales, generally when sales reach specified levels. Our aggregate minimum rentals under operating leases in effect at July 27, 2013 and excluding locations acquired after July 27, 2013, are approximately $385.1 million for Fiscal 2014. In addition, we are typically responsible under our store leases for our pro rata share of maintenance expenses and common charges in strip shopping centers, outlet centers and malls.

Many of the store leases have termination clauses if certain specified sales volumes are not achieved. This affords us greater flexibility to close underperforming stores. Generally, these provisions are operative only during the first few years of a lease.

Our investment in new stores consists primarily of inventory, leasehold improvements, fixtures and equipment. We generally receive tenant improvement allowances from landlords to offset a portion of these initial investments in leasehold improvements.

In May 2012, the Company sold its 900,000 square-foot building and 16 acres of adjacent land in Suffern, New York, which contains Ascena and dressbarn’s corporate offices and the former warehouse space of dressbarn, for approximately $40.0 million. Simultaneously, the Company entered into a two-year leaseback for a minor portion of the building of approximately 124,000 square-feet of office space, which is cancelable at any time subject to a 10-day notice period.

In April 2012, the Company purchased a 137,000 square-foot building in Mahwah, New Jersey, for $14.6 million. Upon completion of the Company’s planned renovations and expansion, which are anticipated to be completed during the second half of Fiscal 2014, the location will become the new corporate offices for Ascena and the dressbarn brand.

As an incentive for the Company to relocate its offices to New Jersey, the Company was approved, under the Grow New Jersey Assistance Program, for up to an annual $3.2 million tax credit for ten years, aggregating to an amount no greater than $32.4 million. The tax credits are subject to certain requirements including: (i) a required capital expenditure spending threshold for qualified improvements to the facility, (ii) the continued maintenance of certain employee levels for ten years in the new facility and in the State of New Jersey, and (iii) certain average employee compensation thresholds, as well as other stated requirements. In the event the Company fails to comply with the program rules, the credit will be suspended starting in the year when the Company fails to comply and until the Company is deemed again to be in compliance by the State of New Jersey, at which time it will be reinstated. The credits obtained from the program will be used by the Company to reduce its New Jersey corporate income tax liability and, to the extent not used, carried forward or sold to a third-party for an amount not less than 75% of face value.

In addition to the incentives described above to relocate its offices to New Jersey, the Company was approved, under the New Jersey Business Employment Incentive Program, to receive an annual cash grant for up to ten years based on the number of new jobs created in New Jersey. The grant is available up to a maximum of $50,000 per employee over the course of the grant, subject to certain restrictions. In particular, the grant is subject to certain limits based on the amount of employee income taxes withheld and the number of new positions created, and is also subject to certain claw back provisions based on the length of time employment is sustained in New Jersey. These cash grants are expected to total between $4 to $6 million over the ten-year grant period.

We own Justice’s corporate office facilities in New Albany, Ohio totaling approximately 280,000 square feet, along with 44 acres of adjacent land.  We own maurices’s corporate headquarters in downtown Duluth, Minnesota, which is composed of three office buildings totaling approximately 151,000 square feet.  We own 145,000 square feet of space in Bensalem, Pennsylvania which houses the corporate offices of Charming Shoppes as well as Catherines. We lease approximately 135,000 square feet in Columbus, Ohio which serves as Lane Bryant’s corporate headquarters. Internationally, we own office space in Hong Kong and lease office space in Shanghai, China and Seoul, South Korea to support our sourcing operations.

We own distribution centers in Etna Township, Ohio, Greencastle, Indiana and Des Moines, Iowa.  The Etna Township facility is approximately 470,000 square feet.  While it currently serves as the distribution center for the Justice and dressbarn brands, the facility is being expanded in connection with our distribution center consolidation project and will serve as the distribution center for all of the Company’s brick and mortar store operations.  The Greencastle facility, which has 865,000 square feet and is located on 126 acres of land, was acquired in the Charming Shoppes Acquisition.  It currently serves our Lane Bryant and Catherines brands.  This facility is also being expanded in connection with our distribution center consolidation project and will serve as the distribution and fulfillment center for all of the Company’s e-commerce operations.  Our distribution center in Des Moines, which has 360,000 square feet of space on approximately 13.5 acres of land, currently houses maurices warehousing and distribution operations.  These operations will be combined with the Company’s other distribution and fulfillment centers over the next couple of years and the facility is expected to be sold at that time.

As an incentive for the Company to expand its properties in Ohio (including its distribution center), the Company secured state and local tax incentives. The incentives awarded to the Company include state commercial activity tax credits, city income tax credits, real estate tax abatements and various grants with a total estimated benefit of $21.2 million over a 15 year period. To obtain the full benefits from these programs, the Company will generally need to meet certain minimum employment or expenditure commitments, as well as, comply with periodic reporting requirements.

Also in connection with the Charming Shoppes Acquisition, we acquired facilities that serviced the acquired Fashion Bug and Figi’s businesses.  In January 2013, we sold an approximately 513,000 square foot distribution center located on 28 acres of land in White Marsh, Maryland, which primarily serviced the discontinued Fashion Bug brand, for $15.9 million.  Through Figi’s, which is in the process of being sold, we own multiple buildings in Marshfield, Wisconsin, totaling 316,000 square feet.  These buildings serve as its distribution center, corporate offices and manufacturing facility.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The common stock of Ascena Retail Group, Inc. is quoted on the NASDAQ Global Select Market under the ticker symbol “ASNA.”

The table below sets forth the high and low prices as reported on the NASDAQ Global Select Market for the last eight fiscal quarters.

	Fiscal 2013		Fiscal 2012
Fiscal	High	Low	High	Low
First Quarter	$22.18	$16.99	$16.43	$12.00
Second Quarter	$20.94	$15.95	$17.91	$12.69
Third Quarter	$19.61	$16.20	$22.62	$17.39
Fourth Quarter	$20.58	$16.99	$22.07	$17.57

Number of Holders of Record

As of September 19, 2013, we had approximately 5,168 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. However, payment of dividends is within the discretion and are payable when declared by our Board of Directors. Payments of dividends are limited by our Revolving Credit Agreement as described in the Liquidity and Capital Resources section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Performance Graph

The following graph illustrates, for the period from July 27, 2008 through July 27, 2013, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index and (3) the S&P Specialty Apparel Retailers Index.

The comparisons in this table are required by the rules of the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference herein.

Issuer Purchases of Equity Securities (1)

The following table provides information about the Company’s repurchases of common stock during the quarter ended July 27, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month # 1 (April 28, 2013 – May 25, 2013)	—	$—	—	$90 million
Month # 2 (May 26, 2013 – June 29, 2013)	—	$—	—	$90 million
Month # 3 (June 30, 2013 – July 27, 2013)	—	$—	—	$90 million

(1)	In Fiscal 2010, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”). The program was then expanded in Fiscal 2011 to cover an additional $100 million of authorized purchases. Under the 2010 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2013 (“Fiscal 2013 10-K”). We utilize a 52-53 week fiscal year that ends on the last Saturday in July. As such, fiscal year 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”); fiscal year 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”); and fiscal year 2011 ended July 30, 2011 and reflected a 52-week period (“Fiscal 2011”). All references to “Fiscal 2014” refer to our 52-week period that will end on July 26, 2014.

INTRODUCTION

MD&A is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, liquidity and changes in financial condition. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, including our objectives and risks, and a summary of our financial performance for Fiscal 2013. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2013, Fiscal 2012 and Fiscal 2011.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2013, Fiscal 2012 and Fiscal 2011, as well as a discussion of our financial condition and liquidity as of July 27, 2013. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) a summary of our outstanding debt and commitments as of July 27, 2013.

•	Market risk management. This section discusses how we manage our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions as of July 27, 2013.

•	Critical accounting policies. This section discusses accounting policies considered to be important to our results of operations and financial condition, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our accompanying audited consolidated financial statements.

•	Recently issued accounting pronouncements. This section discusses the potential impact to our reported results of operations and financial condition of accounting standards that have been recently issued.

OVERVIEW

Our Business

Ascena is a leading national specialty retailer of apparel for women, and tween girls and boys, and operates, through its wholly-owned subsidiaries, the following principal retail brands: Justice; Lane Bryant; maurices; dressbarn; and Catherines. The Company’s operations include approximately 3,900 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $4.7 billion for the fiscal year ended July 27, 2013.

On June 14, 2012, the Company acquired Charming Shoppes, Inc. (“Charming Shoppes”) and its related family of retail brands. Charming Shoppes owned and operated multiple retail brands through over 1,800 retail stores and e-commerce operations, including: Lane Bryant; Catherines; Fashion Bug; and Figi’s. The Company acquired Charming Shoppes in an all cash transaction at $7.35 per share, for an aggregate purchase price of $882.1 million (excluding the assumption of debt and transaction costs, and collectively, the “Charming Shoppes Acquisition”). The acquisition was partially funded with $325 million from new borrowings, including (a) a $300 million, six-year, variable-rate term loan and (b) $25 million of borrowings under the Company’s existing Revolving Credit Agreement (as defined and discussed below under “Debt”), which was amended in connection with the transaction. The remainder was funded through available cash and cash equivalents and the liquidation of substantially all of the Company’s investment portfolio.

Contemporaneously with the closing of the Charming Shoppes Acquisition, the Company announced its intent to cease operating the Fashion Bug business. The Fashion Bug business, which consisted of approximately 600 retail stores, ceased operations in February 2013. The liquidation of the related net assets was concluded during the fourth quarter of Fiscal 2013 and resulted in an immaterial adjustment to goodwill.

In addition, the Company also announced, contemporaneously with the closing of the acquisition of Charming Shoppes, its intent to sell the acquired Figi’s business, which markets food and specialty gift products. In August 2013, the Company entered into an agreement to sell the principal net assets of the Figi’s business (the “Figi’s Sale”). The Figi’s Sale is expected to close during the first quarter of Fiscal 2014 and remains subject to customary closing conditions.

The Fashion Bug and Figi’s businesses have been classified as discontinued operations within the accompanying audited financial statements of the Company.

We classify our businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Justice segment includes approximately 971 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 788 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range. The maurices segment includes approximately 877 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 826 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 397 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

Our Objectives and Risks

Objectives

Our core strengths include a portfolio of value-oriented, lifestyle brands primarily serving the female customer at various levels of maturity and sizes, beginning from age 7. This portfolio of brands is well complemented by a strong and experienced management team, a disciplined investment philosophy and a solid balance sheet. Despite the various risks associated with the current global economic environment as further discussed below, we believe our core strengths will allow us to continue to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

We continue to focus on a number of ongoing key initiatives aimed at increasing our profitability and integrating newly acquired businesses, including reducing expenses and improving our comparable store sales trends.  These initiatives include, but are not limited to, the following:

Integration of Charming Shoppes

The integration of Charming Shoppes continued during Fiscal 2013, and included an operational and strategic assessment of its businesses and existing cost structure. Among other areas, we developed plans to integrate our respective companies’ technology platforms, sourcing operations, supply chain operations and e-commerce fulfillment operations. As a result of this assessment, and in connection with the cost-saving initiatives discussed below, we identified a number of opportunities to achieve operational efficiencies and streamline corporate overhead. These actions are expected to be implemented over the next two years.

Store Expansion

We have been exploring, and will continue to explore, expansion opportunities both within our current market areas and in other regions, including international expansion. During Fiscal 2013, we opened a net 31 stores. This included net openings of 29 stores at Justice; net openings of 45 stores at maurices; and was partially offset by net closings of 17 stores at Lane Bryant; net closings of 1 store at dressbarn and net closings of 25 stores at Catherines. During Fiscal 2014, we currently plan to open between 55-75 net new stores in the aggregate for all our brands.

During Fiscal 2013, our Justice brand continued to increase its international presence by opening 7 stores in Canada, for a total of 23 stores. In addition, maurices continued to expand in Canada during Fiscal 2013 by opening 9 stores, for a total of 15 stores. Both Justice and maurices plan to continue their Canadian expansion during Fiscal 2014.

E-Commerce

Over the past few years, the Company has focused on the continued growth of its e-commerce channel across all brands. Total e-commerce revenues amounted to approximately $400 million during Fiscal 2013. After giving effect to the Charming Shoppes Acquisition as of the beginning of Fiscal 2012, this represented an increase of approximately 33% over Fiscal 2012. We continue to develop our e-commerce platform and believe this will be an on-going source of sales growth in future periods.

Cost-Saving Initiatives

Over the past few years, we have centralized certain of our distribution center operations, our information technology operations, and our payroll processing operations. In addition, our project to consolidate certain of our financial systems and processes across our legacy family of brands, including a common general ledger and consolidation platform, was completed in Fiscal 2013. We anticipate adding the operations of Charming Shoppes onto our technology platform over the next two years. We expect to continue to leverage our shared resources among our brands, including migrating to more common technology platforms and more centralized supply chain operations, and believe these efforts will continue to lead to increased cost savings and efficiencies in future periods.

Risks

There are trends and other factors, including those described below, which we face as a women’s, and girls’ and boys’, specialty apparel retailer that could have a material impact on our consolidated financial statements. For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A “Risk Factors” of the Fiscal 2013 10-K.

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

Generally, we experienced lower and inconsistent customer traffic and spending patterns during the better part of Fiscal 2013. We believe that the lower level of consumer spending during this timeframe was largely related to some of the macroeconomic and other conditions mentioned above, particularly increased taxation, continuing high unemployment and the adverse effects of unseasonably cold weather and storms. Consequently, this contributed to a decline in comparable store sales and lower merchandise margins in our brick-and-mortar sales channel during this period, which were offset, in part, by continued growth in our e-commerce sales channel.

Such macroeconomic and other factors could continue to have a negative effect on the lower level of consumer spending in the U.S., which in turn, could have a material effect on our business, results of operations, financial condition and cash flows.

Integration of Charming Shoppes. The success of the Charming Shoppes Acquisition will depend on our ability to manage our combined operations, to realize opportunities for revenue growth, and to eliminate redundant and excess costs. Achieving the anticipated benefits of integrating Charming Shoppes may present a number of significant risks and uncertainties.

Weather Conditions. Weather conditions can affect our net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. Unseasonably warmer weather during typically colder months or unseasonably colder weather during typically warmer months, as was experienced in the spring of Fiscal 2013, can also affect the seasonal composition and demand for our merchandise.

Price Increases. The raw materials used to manufacture our products, in particular cotton, and our transportation and contract manufacturing labor costs, are subject to availability constraints and price volatility. Over the past couple of years, we had seen an increase in such costs, although cotton prices have since moderated. In response to these price increases, we have moderately increased merchandise prices on certain items in each of our brands and may, in the future, need to further increase merchandise prices in order to maintain our merchandise margins. Consequently, higher product costs could have a negative effect on our gross profit margin and increased selling prices could have a negative effect on our sales volume.

Seasonality of Business. Our business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods.  In particular, sales at Justice tend to be significantly higher during the fall season which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season which is focused on gift-giving merchandise.   The maurices brand experiences peak sales during the December holiday season as well as during the early spring which includes the Easter holiday season. The dressbarn brand has historically experienced higher sales in the spring, which includes the Easter and Mother’s Day holidays. The Lane Bryant and Catherines brands typically experience peak sales during the Easter, Mother’s Day and December holiday seasons.  Lane Bryant’s peak sales around Mother’s Day typically extend through Memorial Day and into the early summer. In addition, our results of operations and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Competition. The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than we do. Many of our competitors are able to engage in aggressive promotions, which include reducing their selling prices. Some of our competitors include Walmart, Macy’s, JCPenney, Kohl’s, Old Navy, Aeropostale and Target. Other competitors may move into the markets that we serve, particularly in the plus-size women’s apparel market where we have a high concentration of sales. Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences. If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability. We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers, and by offering superior customer service and convenience.

Customer Tastes and Fashion Trends. Customer tastes and fashion trends are volatile and can change rapidly. Our success depends in part on our ability to effectively predict and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable product offerings. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory, which may have a material adverse effect on our results of operations, financial position and cash flows.

Summary of Financial Performance

Operating Results

Our operating results for Fiscal 2013 reflect the inclusion of the Charming Shoppes Acquisition for the entire twelve-month period, whereas Fiscal 2012 only includes such operations for a 45-day period from the acquisition date.

In Fiscal 2013, we reported net sales of $4.715 billion, income from continuing operations of $155.2 million and net income from continuing operations per diluted share of $0.95. This compares to net sales of $3.353 billion, income from continuing operations of $171.8 million and net income from continuing operations per diluted share of $1.08 in Fiscal 2012. Including a loss from discontinued operations of $3.9 million, or $0.02 per diluted share, net income was $151.3 million in Fiscal 2013 and net income per diluted share was $0.93. This compares to a loss from discontinued operations of $9.6 million, or $0.06 per diluted share, and net income of $162.2 million, or $1.02 per diluted share in Fiscal 2012.

The decrease in net income and net income per diluted share during Fiscal 2013 was primarily due to an overall decline in operating income, which reflected the incurrence of incremental acquisition-related, integration and restructuring costs, a duplicative overhead structure and incremental depreciation expense. Also contributing to the overall decrease in net income and net income per diluted share was an increase in interest expense to service the debt incurred to fund the Charming Shoppes Acquisition and a loss on extinguishment of debt. These decreases were offset in part by a decrease in the provision for income taxes, the absence of $14.0 million of acquisition-related, transaction costs incurred during Fiscal 2012 and lower losses from discontinued operations.

As discussed earlier under the section entitled General Economic Conditions, the operating environment for the better part of Fiscal 2013 has remained challenging. This, in turn, had a significant impact on our operating results. Nevertheless, our operating performance for Fiscal 2013 was positively affected by a 40.6% increase in net sales, consisting of 4.6% organic growth from our legacy family of brands and 36.0% growth from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our comparable store sales at Justice and new store growth at both our Justice and maurices brands, as well as strong growth in e-commerce sales at all of our legacy brands. Partially offsetting those increases was a decrease in comparable store sales from our dressbarn brand. On a combined pro forma basis, comparable store sales and e-commerce sales for the Company increased 2%. Our gross margin rate increased by 20 basis points to 56.2%. The gross margin rate at our legacy family of brands was flat, as slightly higher margins at maurices were offset by slightly lower margins at Justice and dressbarn. The gross margin rate was negatively affected by the incurrence of approximately $20 million and $14 million in Fiscal 2013 and 2012, respectively, of one-time, non-cash inventory expenses associated with the purchase accounting write-up of Charming Shoppes’s inventory to fair market value as of the acquisition date.

Operating income decreased $27.3 million, consisting of a $12.5 million, or 3.8%, decrease from our legacy family of brands, $9.2 million of incremental unallocated acquisition-related, integration and restructuring costs and a $5.6 million decrease relating to the acquired operations of Lane Bryant and Catherines. The operating results of Lane Bryant and Catherines reflected an incremental $6 million in Fiscal 2013 related to the one-time, non-cash inventory purchase accounting expense mentioned above and a duplicative corporate overhead structure. The decreased operating income from our legacy family of brands primarily reflected a decrease in sales and gross margin rate at our dressbarn brand, offset in part by the flow-through of margin on the higher sales volume at Justice and maurices. Also contributing to the decline in operating income was $67.2 million of incremental depreciation expense resulting from the opening of new stores during the last twelve months and accelerated depreciation of existing assets whose useful lives were shortened by the Company’s supply chain and technological integration efforts.

The provision for income taxes from continuing operations decreased by $19.8 million to $87.4 million. The effective tax rate decreased 240 basis points, to 36.0% for Fiscal 2013, from 38.4% for Fiscal 2012. The decrease in the effective tax rate was primarily the result of higher tax benefits relating to the accounting for discrete items recognized in Fiscal 2013, and lower permanent non-deductible items related to the Charming Shoppes Acquisition.

Income from continuing operations decreased $16.6 million to $155.2 million primarily as a result of the overall decline in operating income, increase in interest expense to service the debt incurred to fund the Charming Shoppes Acquisition and a loss on extinguishment of debt. These decreases were offset in part by a decrease in the provision for income taxes and the absence of acquisition-related, transaction costs incurred during Fiscal 2012.

Net income from continuing operations per diluted share decreased by $0.13, or 12.0%, to $0.95 per share for Fiscal 2013 from $1.08 per share for Fiscal 2012. The decrease in diluted earnings per share results was primarily due to the lower level of net income and an increase in the weighted average diluted common shares outstanding.

Financial Condition and Liquidity

We ended Fiscal 2013 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $53.8 million, compared to a net debt position of to $157.7 million as of the end of Fiscal 2012.

The increase in our net financial position as of July 27, 2013 as compared to July 28, 2012 was primarily due to our operating cash flows, which were partially offset by our use of cash to support our capital expenditures (as discussed below under “Capital Spending”), the prepayment of debt under our Term Loan and the use of the available cash and cash equivalents to reduce our outstanding debt under our Revolving Credit Agreement (each as defined and discussed below under “Debt”). Our equity increased to $1.556 billion as of July 27, 2013, compared to $1.341 billion as of July 28, 2012, primarily due to our net income during Fiscal 2013.

We generated $450.0 million of cash from operations during Fiscal 2013, compared to $361.5 million during Fiscal 2012. During Fiscal 2013, we used $194.7 million for the repayment of debt and $290.9 million for capital expenditures primarily associated with our retail store expansion and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for the three fiscal years presented herein has been affected by certain transactions, including:

•	The Charming Shoppes Acquisition that closed on June 14, 2012, as described in Note 5 to the accompanying audited consolidated financial statements;
•	Certain acquisition-related, integration, restructuring and transaction costs;
•	Accelerated depreciation of fixed assets related to our integration initiatives;

•	Certain losses on extinguishment of debt;

•	Certain non-recurring purchase accounting costs; and

•	Pretax charges related to certain one-time, executive contractual obligation costs incurred in the first quarter of Fiscal 2012.

A summary of the effect of certain of these items on pretax income for each applicable fiscal year presented is noted below (references to "Notes" are to the notes to the accompanying audited consolidated financial statements):

	Fiscal Years Ended
	July 27,	July 28,	July 30,
	2013	2012	2011
	(millions)
Acquisition-related, integration and restructuring costs	$(34.6)	$(25.4)	$—
Corporate-related reorganization costs	—	—	(12.3)
One-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value	(19.9)	(13.5)	—
Accelerated depreciation associated with the Company’s supply chain and technological integration efforts (see Note 9)	(14.2)	—	—
Loss on extinguishment of debt (see Note 14)	(9.3)	—	(4.0)
Acquisition-related, transaction costs (see Note 5)	—	(14.0)	—
Executive contractual obligation costs	—	(5.4)	—
Total	$(78.0)	$(58.3)	$(16.3)

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Reclassifications

Certain immaterial reclassifications have been made to the prior period’s financial information in order to conform to the current period’s presentation.

RESULTS OF OPERATIONS

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas, including specialty retail, e-commerce and licensing. The five reportable segments described below represent our brand-based activities for which separate financial information is available, and which is utilized on a regular basis by our executive team to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in five reportable segments as follows:

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of the Justice brands, as well as the specialty retail and e-commerce operations of the Brothers brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and e-commerce operations of the Lane Bryant and Cacique brands.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of the dressbarn brand.

•	Catherines segment - consists of the specialty retail, outlet and e-commerce operations of the Catherines brand.

Fiscal 2013 Compared to Fiscal 2012

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	$ Change	% Change
	(millions, except per share data)
Net sales	$4,714.9	$3,353.3	$1,361.6	40.6%

Cost of goods sold	(2,066.8)	(1,474.7)	(592.1)	40.2%
Cost of goods sold as % of net sales	43.8%	44.0%
Gross margin	2,648.1	1,878.6	769.5	41.0%
Gross margin as a % of net sales	56.2%	56.0%
Other costs and expenses:
Buying, distribution and occupancy costs	(822.4)	(542.3)	(280.1)	51.7%
Buying, distribution and occupancy costs as % of net sales	17.4%	16.2%
Selling, general and administrative expenses	(1,349.8)	(910.9)	(438.9)	48.2%
SG&A expenses as % of net sales	28.6%	27.2%
Acquisition-related, integration and restructuring costs	(34.6)	(25.4)	(9.2)	36.2%
Depreciation and amortization expense	(176.0)	(107.4)	(68.6)	63.9%
Total other costs and expenses	(2,382.8)	(1,586.0)	(796.8)	50.2%
Operating income	265.3	292.6	(27.3)	(9.3%)
Operating income as % of net sales	5.6%	8.7%

Interest expense	(13.8)	(4.3)	(9.5)	220.9%
Interest and other income, net	0.4	4.7	(4.3)	(91.5%)
Acquisition-related, transaction costs	—	(14.0)	14.0	(100.0%)
Loss on extinguishment of debt	(9.3)	—	(9.3)	NM
Income from continuing operations before provision for income taxes	242.6	279.0	(36.4)	(13.0%)
Provision for income taxes from continuing operations	(87.4)	(107.2)	19.8	(18.5%)
Effective tax rate(a)	36.0%	38.4%
Income from continuing operations	155.2	171.8	(16.6)	(9.7%)
Loss from discontinued operations, net of taxes (b)	(3.9)	(9.6)	5.7	59.4%
Net income	$151.3	$162.2	$(10.9)	(6.7%)

Net income (loss) per common share - basic:
Continuing operations	$0.99	$1.12	$(0.13)	(11.6%)
Discontinued operations	(0.03)	(0.06)	0.03	50.0%
Total net income per basic common share	$0.96	$1.06	$(0.10)	(9.4%)

Net income (loss) per common share - diluted:
Continuing operations	$0.95	$1.08	$(0.13)	(12.0%)
Discontinued operations	(0.02)	(0.06)	0.04	66.7%
Total net income per diluted common share	$0.93	$1.02	$(0.09)	(8.8%)

(a) Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b) Loss from discontinued operations is presented net of a $3.3 million and $5.1 million tax benefit for the years ended July 27, 2013 and July 28, 2012, respectively.

(NM) Not Meaningful

Net Sales. Net sales increased by $1.362 billion, or 40.6%, to $4.715 billion in Fiscal 2013 from $3.353 billion in Fiscal 2012. The increase in net sales consisted of 4.6% organic growth from our legacy family of brands and 36.0% from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our comparable store sales at Justice and new store growth, at both our Justice and maurices brands, as well as strong growth in e-commerce sales at all of our legacy brands. Partially offsetting those increases was a decrease in comparable store sales from our dressbarn brand. After giving effect to the Charming Shoppes Acquisition as of the beginning of 2012, comparable store sales were flat during Fiscal 2013. E-commerce sales increased by $100.1 million, or 33% to $401.2 million during Fiscal 2013 from $301.1 million during Fiscal 2012. On a combined basis, these two categories increased 2% during Fiscal 2013. As discussed under the section entitled General Economic Conditions, our comparable store sales trends during Fiscal 2013 reflected lower and inconsistent customer traffic and spending patterns, which generally began in November 2012.

Net sales and comparable store sales data for our five business segments is presented below.

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
Justice	$1,407.4	$1,306.7	$100.7	7.7%	2%
Lane Bryant	1,050.1	119.7	930.4	NM	(2%)
maurices	917.6	852.9	64.7	7.6%	flat
dressbarn	1,020.7	1,037.6	(16.9)	(1.6%)	(4%)
Catherines	319.1	36.4	282.7	NM	8%
Total net sales	$4,714.9	$3,353.3	$1,361.6	40.6%	flat

E-commerce comparable sales					33%
Combined store and E-commerce comparable sales					2%

(a)	Comparable store sales generally refers to the growth of sales in only stores open in both the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the comparable store sales calculation normally changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes. However, for acquired stores, such as in the case of Lane Bryant and Catherines, comparable store sales metrics for the initial first year of acquisition reflects sales from the acquisition date through the end of the fiscal period for all stores that were open in both that period and the comparable period in the prior year.

(NM) Not Meaningful

Justice net sales. The net increase primarily reflects:

•	an increase of $17.7 million, or 2%, in comparable store sales during Fiscal 2013;
•	a $47.4 million increase in non-comparable store sales, primarily driven by an increase related to 29 net new store openings in Fiscal 2013;
•	a $21.6 million, or 24.1%, increase in revenues from its e-commerce operations;
•	a $19.1 million increase in wholesale, licensing operations, and other revenues; and
•	a $5.1 million decrease in revenues from gift card breakage.

Lane Bryant net sales. The net increase reflects the operation of 788 stores in the current year for the entire year, as the acquisition was consummated during the fourth quarter of Fiscal 2012. Such results reflected:

•	a 2% decrease in comparable store sales; and
•	a 30% increase in comparable e-commerce sales.

maurices net sales. The net increase primarily reflects:

•	a decrease of $1.7 million, or essentially flat to Fiscal 2012, in comparable store sales during Fiscal 2013;

•	a $44.6 million increase in non-comparable store sales, primarily driven by an increase related to 45 net new store openings in Fiscal 2013; and
•	a $21.8 million, or 48.7%, increase in revenues from e-commerce operations in Fiscal 2013.

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $34.6 million, or 4%, in comparable store sales during Fiscal 2013;
•	a $2.2 million increase in non-comparable store sales, primarily driven by 35 store openings in Fiscal 2013. The positive effect of the new store openings was partially offset by 36 stores closing during Fiscal 2013; and
•	a $15.5 million, or 61.2%, increase in revenues from e-commerce operations.

Catherines net sales. The net increase reflects the operation of 397 stores in the current year for the entire year, as the acquisition was consummated during the fourth quarter of Fiscal 2012. Such results reflected:

•	a 8% increase in comparable store sales; and
•	a 24.8% increase in comparable e-commerce sales.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 20 basis points to 56.2% in Fiscal 2013 from 56.0% in Fiscal 2012. The gross margin rate at our legacy family of brands was flat as slightly higher margins at maurices were offset by slightly lower margins at Justice and dressbarn. The gross margin rate was negatively affected by the incurrence of approximately $20 million and $14 million in Fiscal 2013 and 2012, respectively, of one-time, non-cash inventory expenses associated with the purchase accounting write-up of Charming Shoppes’s inventory to fair market value as of the acquisition date.

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

Buying, distribution and occupancy costs increased by $280.1 million, or 51.7%, to $822.4 million in Fiscal 2013 from $542.3 million in Fiscal 2012. Buying, distribution and occupancy costs as a percentage of net sales increased by 120 basis points to 17.4% in Fiscal 2013 from 16.2% in Fiscal 2012. The increase in Buying, distribution and occupancy costs, both in dollars and as a percentage of net sales, was primarily due to a change in store location mix, as Lane Bryant’s higher mall-based mix of stores has higher store occupancy costs as a percentage of sales. From our legacy family of brands, increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased sales volume, also contributed to the increase.

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

SG&A expenses increased by $438.9 million, or 48.2%, to $1.350 billion in Fiscal 2013 from $910.9 million in Fiscal 2012. SG&A expenses as a percentage of net sales increased by 140 basis points to 28.6% in Fiscal 2013 from 27.2% in Fiscal 2012. SG&A expenses, expressed both in dollars and as a percentage of sales, increased largely due to the current, duplicative corporate overhead structure resulting from the Charming Shoppes Acquisition, which is expected to be significantly scaled back over the next couple of years. From our legacy family of brands, SG&A expenses remained flat as a percentage of sales.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $68.6 million, or 63.9%, to $176.0 million in Fiscal 2013 from $107.4 million in Fiscal 2012. The increase was primarily due to the inclusion of Charming Shoppes, which contributed $43.7 million of incremental depreciation and amortization expense during Fiscal 2013. Also contributing to the increase were higher capital expenditures, which resulted, in part, from the net opening of 73 stores from our legacy family of brands during the last twelve months and accelerated depreciation of existing assets whose useful lives were shortened primarily by the Company’s supply chain and technological integration efforts.

Operating Income. Operating income decreased by $27.3 million, or 9.3%, to $265.3 million in Fiscal 2013 from $292.6 million in Fiscal 2012. Operating income as a percentage of net sales decreased 310 basis points, to 5.6% in Fiscal 2013 from 8.7% in Fiscal 2012. The change consisted of a $12.5 million, or 3.8% decrease, from our legacy family of brands, $9.2 million of incremental unallocated acquisition-related, integration and restructuring costs and a $5.6 million decrease relating to the acquired operations of Lane Bryant and Catherines. The operating results of Lane Bryant and Catherines reflect approximately $20 million and $14 million in Fiscal 2013 and 2012, respectively, of one-time, non-cash inventory expenses associated with the purchase accounting write-up of Charming Shoppes’s inventory to fair market value as of the acquisition date and a duplicative corporate overhead structure. The decreased operating income from our legacy family of brands primarily reflected a decrease in sales and gross margin rate at our dressbarn brand, offset in part by the flow through of margin on the higher sales volume at Justice and maurices. Operating income data for our five business segments is presented below.

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	$ Change	% Change
	(millions)
Operating income (loss):
Justice	$182.3	$172.5	$9.8	‘	5.7%
Lane Bryant	(30.1)	(10.1)	(20.0)		198.0%
maurices	107.0	102.7	4.3		4.2%
dressbarn	30.3	56.9	(26.6)		(46.7%)
Catherines	10.4	(4.0)	14.4		360.0%
Subtotal	299.9	318.0	(18.1)		(5.7%)
Less: unallocated acquisition-related, integration and restructuring costs	(34.6)	(25.4)	(9.2)		36.2%
Total operating income	$265.3	$292.6	$(27.3)		(9.3%)

Justice operating income increased by $9.8 million primarily as a result of the higher sales volume, offset in part by a slight decrease in gross margin and increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The margin decrease was due to increased promotional activity. The increase in Buying, distribution and occupancy costs was mainly a result of increases in store occupancy costs, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses reflected increases in store-related payroll associated with the new store growth, higher third-party fulfillment expenses related to e-commerce growth and higher marketing costs, offset in part by the absence of $5.4 million of executive contractual obligation costs which were incurred during Fiscal 2012. The increase in depreciation expense resulted from the new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

Lane Bryant operating loss of $30.1 million primarily reflects the impact of the approximate $15.3 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value and also includes the impact of a duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years. The operating results reflect the operation of 788 stores in Fiscal 2013 for the entire year, as the acquisition was consummated during the fourth quarter of Fiscal 2012.

maurices operating income increased by $4.3 million primarily as a result of a flow-through of margin on the higher sales volume, offset in part by increases in Buying, distribution and occupancy costs and SG&A expenses. The increase in Buying, distribution and occupancy costs was mainly a result of increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses during Fiscal 2013 was primarily due to store payroll-related costs and other store expenses, relating to the overall net sales increases and new store growth, and increased third-party administrative expenses related to e-commerce growth. Partially offsetting those increases in SG&A expenses was a favorable product-related vendor settlement.

dressbarn operating income decreased by $26.6 million primarily as a result of a decrease in sales and gross margin rates and increases in Buying, distribution and occupancy costs. The lower gross margin rate was mainly attributable to increased promotional activity and higher requirements for inventory markdown reserves in response to continuing, soft-sales trends. Buying, distribution and occupancy costs increased during Fiscal 2013 primarily due to rent increases tied to inflation and taxes.

Catherines operating income of $10.4 million includes the impact of the approximate $4.6 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value and also includes the impact of a duplicative corporate overhead structure, which is expected to be significantly scaled back over the next couple of years. The operating results reflect the operation of 397 stores in Fiscal 2013 for the entire year, as the acquisition was consummated during the fourth quarter of Fiscal 2012.

Unallocated acquisition-related, integration and restructuring costs. The unallocated expenses of $34.6 million in Fiscal 2013 and $25.4 million in Fiscal 2012 represent acquisition-related, integration and restructuring costs incurred during the period related to the Charming Shoppes Acquisition.

Interest Expense. Interest expense increased by $9.5 million, or 220.9%, to $13.8 million in Fiscal 2013 from $4.3 million in Fiscal 2012. The increase was primarily the result of new borrowings used to partially fund the Charming Shoppes Acquisition in the fourth quarter of Fiscal 2012.

Interest and Other Income, Net. Interest and other income, net decreased by $4.3 million to $0.4 million in Fiscal 2013 from $4.7 million in Fiscal 2012. The decrease was mainly due to lower interest income, as substantially all of the Company’s investments were liquidated during the fourth quarter of Fiscal 2012 to partially fund the Charming Shoppes Acquisition.

Acquisition-related, Transaction Costs. Acquisition-related, transaction costs were $14.0 million for Fiscal 2012. These costs were incurred in connection with the Charming Shoppes Acquisition, and include legal, consulting and investment banking-related costs that were direct, incremental costs of the acquisition. No such costs were recognized during Fiscal 2013.

Loss on Extinguishment of Debt. During Fiscal 2013, the Company prepaid the Term Loan in full and prepaid the mortgage on its distribution center in Greencastle, Indiana, resulting in a $9.3 million pretax loss on extinguishment of debt. No such loss was recognized during Fiscal 2012.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $19.8 million, or 18.5%, to $87.4 million in Fiscal 2013 from $107.2 million in Fiscal 2012. The decrease in provision for income taxes was primarily a result of lower pretax income in Fiscal 2013 and a lower effective income tax rate. The effective tax rate decreased 240 basis points, to 36.0% for Fiscal 2013 from 38.4% for Fiscal 2012. The decrease in the effective tax rate was primarily the result of higher tax benefits relating to the accounting for discrete items recognized in Fiscal 2013, and lower permanent non-deductible items related to the Charming Shoppes Acquisition.

Net Income. Net income includes income from continuing and discontinued operations. Net income decreased by $10.9 million, or 6.7%, to $151.3 million in Fiscal 2013 from $162.2 million in Fiscal 2012. The decrease was primarily due to an overall decline in operating income, an increase in interest expense to service the debt incurred to fund the Charming Shoppes Acquisition and a loss on extinguishment of debt. These net decreases were offset in part by lower losses from discontinued operations, which generated a loss of $3.9 million in Fiscal 2013 compared to a loss of $9.6 million in Fiscal 2012, a decrease in the provision for income taxes of $19.8 million and the absence of $14.0 million of acquisition-related, transaction costs incurred during Fiscal 2012.

Net Income from Continuing Operations per Diluted Common Share. Net income from continuing operations per diluted common share decreased by $0.13, or 12.0%, to $0.95 per share in Fiscal 2013 from $1.08 per share in Fiscal 2012. The decrease in diluted per common share results was due to the lower level of income from continuing operations, as previously discussed. Weighted-average diluted common shares outstanding increased to 163.3 million shares during Fiscal 2013 from 159.4 million shares during Fiscal 2012, which also reduced net income from continuing operations per diluted common share.

Net Income per Diluted Common Share. Net income per diluted common share decreased by $0.09, or 8.8%, to $0.93 per share in Fiscal 2013 from $1.02 per share in Fiscal 2012. The decrease in diluted per share results was mainly due to a lower level of net income from continuing operations, partially offset by lower losses from discontinued operations.

Fiscal 2012 Compared to Fiscal 2011

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	$ Change	% Change
	(millions, except per share data)
Net sales	$3,353.3	$2,914.0	$439.3	15.1%

Cost of goods sold	(1,474.7)	(1,260.8)	(213.9)	17.0%
Cost of goods sold as % of net sales	44.0%	43.3%
Gross margin	1,878.6	1,653.2	225.4	13.6%
Gross margin as a % of net sales	56.0%	56.7%
Other costs and expenses:
Buying, distribution and occupancy costs	(542.3)	(483.4)	(58.9)	12.2%
Buying, distribution and occupancy costs as % of net sales	16.2%	16.6%
Selling, general and administrative expenses	(910.9)	(790.2)	(120.7)	15.3%
SG&A expenses as % of net sales	27.2%	27.1%
Acquisition-related, integration and restructuring costs	(25.4)	—	(25.4)	NM
Depreciation and amortization expense	(107.4)	(89.8)	(17.6)	19.6%
Total other costs and expenses	(1,586.0)	(1,363.4)	(222.6)	16.3%
Operating income	292.6	289.8	2.8	1.0%
Operating income as % of net sales	8.7%	9.9%

Interest expense	(4.3)	(2.5)	(1.8)	72.0%
Interest and other income, net	4.7	1.1	3.6	327.3%
Acquisition-related, transaction costs	(14.0)	—	(14.0)	NM
Loss on extinguishment of debt	—	(4.0)	4.0	(100.0%)
Income from continuing operations before provision for income taxes	279.0	284.4	(5.4)	(1.9%)
Provision for income taxes from continuing operations	(107.2)	(113.9)	6.7	(5.9%)
Effective tax rate(a)	38.4%	40.0%
Income from continuing operations	171.8	170.5	1.3	0.8%
Loss from discontinued operations, net of taxes (b)	(9.6)	—	(9.6)	NM
Net Income	$162.2	$170.5	(8.3)	(4.9%)

Net income (loss) per common share - basic:
Continuing operations	$1.12	$1.09	0.03	2.8%
Discontinued operations	(0.06)	—	(0.06)	NM
Total net income per basic common share	$1.06	$1.09	$(0.03)	(2.8%)

Net income (loss) per common share - diluted:
Continuing operations	$1.08	$1.05	0.03	2.9%
Discontinued operations	(0.06)	—	(0.06)	NM
Total net income per diluted common share	$1.02	$1.05	(0.03)	(2.9%)

(a) Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b) Loss from discontinued operations is presented net of a $5.1 million tax benefit for the year ended July 28, 2012.

(NM) Not Meaningful

Net Sales. Net sales increased by $439.3 million, or 15.1%, to $3.353 billion in Fiscal 2012 from $2.914 billion in Fiscal 2011. The increase in net sales consisted of 10% organic growth from our legacy family of brands and 5% from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both our comparable store sales growth and new store growth, as well as strong growth in e-commerce sales. On a consolidated basis, comparable store sales increased 5% during Fiscal 2012. Our brand sales increases were as follows: $156.7 million at Justice, $119.7 million at Lane Bryant, $76.4 million at maurices, $50.1 million at dressbarn, and $36.4 million at Catherines.

Net sales and comparable store sales data for our three business segments is presented below.

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	$ Change	% Change	Comparable Store Sales (a)
	(millions)		(millions)
Net sales:
Justice	$1,306.7	$1,150.0	$156.7	13.6%	8%
Lane Bryant	119.7	—	119.7	NM	3%
maurices	852.9	776.5	76.4	9.8%	2%
dressbarn	1,037.6	987.5	50.1	5.1%	3%
Catherines	36.4	—	36.4	NM	11%
Total net sales	$3,353.3	$2,914.0	$439.3	15.1%	5%

(a)	Comparable store sales generally refers to the growth of sales in only stores open in both the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the comparable store sales calculation normally changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes. However, for acquired stores, such as in the case of Lane Bryant and Catherines, comparable store sales metrics for the initial first year of acquisition reflects sales from the acquisition date through the end of the fiscal period for all stores that were open in both that period and the comparable period in the prior year.

(NM) Not Meaningful

Justice net sales. The net increase primarily reflects:

•	an increase of $82.8 million, or 8%, in comparable store sales during Fiscal 2012;
•	a $40.0 million increase in non-comparable store sales, primarily driven by an increase related to 40 net new store openings in Fiscal 2012;
•	a $21.1 million, or 30.9%, increase in revenues from e-commerce operations;
•	a $7.5 million increase in revenues from gift card breakage; and
•	a $5.3 million increase in wholesale, licensing operations, and other revenues.

Lane Bryant net sales. The net increase reflects the operation of 805 stores for a partial period in the current year, from the acquisition date of June 14, 2012, which resulted in a $119.7 million increase net sales during Fiscal 2012. Comparable store sales for the partial period in the current year were 3%.

maurices net sales. The net increase primarily reflects:

•	an increase of $11.2 million, or 2%, in comparable store sales during Fiscal 2012;
•	a $45.0 million increase in non-comparable store sales, primarily driven by an increase related to 48 net new store openings in Fiscal 2012; and
•	a $20.2 million, or 82.3%, increase in revenues from e-commerce operations in Fiscal 2012.

dressbarn net sales. The net increase primarily reflects:

•	an increase of $31.9 million, or 3%, in comparable store sales during Fiscal 2012;
•	a $3.7 million increase in non-comparable store sales, primarily driven by 23 store openings in Fiscal 2012. The positive effect of the new store openings was partially offset by 26 stores closing during Fiscal 2012; and
•	a $14.5 million, or 133.0%, increase in revenues from e-commerce operations.

Catherines net sales. The net increase reflects the operation of 422 stores for a partial period in the current year, from the acquisition date of June 14, 2012, which resulted in a $36.4 million increase in net sales during Fiscal 2012. Comparable store sales for the partial period in the current year were 11%.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 70 basis points to 56.0% in Fiscal 2012 from 56.7% in Fiscal 2011. While our gross margin rate declined 70 basis points to 56.0%, this was mainly due to the effect of the Charming Shoppes Acquisition, which included an unfavorable, non-cash purchase accounting adjustment of approximately $14 million for Fiscal 2012 associated with the write-up of Charming Shoppes’s inventory to fair market value. The gross margin rate for our legacy family of brands declined only 10 basis points to 56.6% due largely to lower margins at dressbarn and maurices relating to increased markdowns.

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

Buying, distribution and occupancy costs increased by $58.9 million, or 12.2%, to $542.3 million in Fiscal 2012 from $483.4 million in Fiscal 2011. Buying, distribution and occupancy costs as a percentage of net sales decreased by 40 basis points to 16.2% in Fiscal 2012 from 16.6% in Fiscal 2011. Buying, distribution and occupancy costs increased in Fiscal 2012 primarily due to new store openings and increases relating to the Charming Shoppes Acquisition. Buying, distribution and occupancy costs were leveraged during the period mainly due to the increase in net sales.

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

SG&A expenses increased by $120.7 million, or 15.3%, to $910.9 million in Fiscal 2012 from $790.2 million in Fiscal 2011. SG&A expenses as a percentage of net sales increased by 10 basis points to 27.2% in Fiscal 2012 from 27.1% in Fiscal 2011. The increase in SG&A expenses was mainly due to increases relating to the Charming Shoppes Acquisition, as well as increases at our legacy family of brands relating to (i) store payroll-related costs and other store expenses, which resulted from the higher net sales growth and store unit growth, (ii) increased incentive compensation costs related to the better than planned earnings results, (iii) increased third-party administrative expenses related to e-commerce growth, (iv) increased marketing costs, (v) higher costs due to new business initiatives and (vi) a $5.4 million one-time executive contractual obligation incurred during the first quarter of Fiscal 2012.

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

Operating Income. Operating income increased by $2.8 million, or 1.0%, to $292.6 million in Fiscal 2012 from $289.8 million in Fiscal 2011. Operating income as a percentage of net sales decreased 120 basis points, to 8.7% in Fiscal 2012 from 9.9% in Fiscal 2011. The increase in operating income consisted of a $42.3 million increase from our legacy family of brands and a $39.5 million decrease relating to the Charming Shoppes Acquisition. The operating losses from Charming Shoppes reflected $25.4 million of acquisition-related integration and restructuring costs and the approximate $14 million non-cash inventory expense mentioned above. In turn, the increased operating income from our legacy family of brands primarily reflected the flow-through of margin on the higher sales volume, offset in part by increased operating costs.

Operating income data for our five business segments is presented below.

	Fiscal Years Ended
	July 28, 2012	July 30, 2011	$ Change	% Change
	(millions)
Operating income (loss):
Justice	$172.5	$129.3	$43.2	33.4%
Lane Bryant	(10.1)	—	(10.1)	NM
maurices	102.7	104.5	(1.8)	(1.7%)
dressbarn	56.9	56.0	0.9	1.6%
Catherines	(4.0)	—	(4.0)	NM
Subtotal	318.0	289.8	28.2	9.7%
Less: unallocated acquisition-related, integration and restructuring costs	(25.4)	—	(25.4)	NM
Total operating income	$292.6	$289.8	$2.8	1.0%

(NM) Not Meaningful

Justice operating income increased by approximately $43.2 million primarily as a result of an increase in sales and gross margin rates and the leveraging of Buying, distribution and occupancy costs, offset in part by an increase in SG&A expenses. The higher gross margin rate benefited from selected price increases and merchandise mix, offset in part by higher planned markdowns. Buying, distribution and occupancy costs increased largely due to store growth, but had increased leverage due to the higher sales volume. The increase in SG&A expenses during Fiscal 2012 was due to a number of factors including (i) an increase in store payroll-related costs and other store expenses, relating to the overall net sales increases (ii) increased incentive compensation costs related to the better than planned earnings results, (iii) increased third-party administrative expenses related to e-commerce growth, (iv) increased marketing costs, (v) and a $5.4 million one-time, executive contractual obligation cost incurred during the first quarter of Fiscal 2012.

Lane Bryant operating loss. The net operating loss of $10.1 million primarily reflects an unfavorable, one-time non-cash purchase accounting adjustment of approximately $10 million associated with the write-up of inventory to fair market value and the operation of 805 stores for a partial period in the current year, from the acquisition date of June 14, 2012.

maurices operating income decreased by approximately $1.8 million as the flow through of increased margin on the higher sales volume (but at a lower margin rate) was more than offset by higher Buying, distribution and occupancy costs and an increase in SG&A expenses. The lower gross margin rate was mainly attributable to higher markdowns. The de-leveraging of Buying, distribution and occupancy costs was mainly a result of new store growth. The increase in SG&A expenses during Fiscal 2012 was primarily due to store payroll-related costs and other store expenses, relating to the overall net sales increases, increased third-party administrative expenses related to e-commerce growth, higher marketing costs and a one-time, litigation-related charge.

dressbarn operating income increased by approximately $0.9 million. The lower gross margin rate was mainly attributable to higher markdowns. The leveraging of Buying, distribution and occupancy costs was mainly attributable to the higher net sales. The increase in SG&A expenses during Fiscal 2012 was mainly due to an increase in store payroll-related costs and other store expenses, relating to the overall net sales increases, and increased third-party administrative expenses related to e-commerce growth, which were partially offset by a $6.9 million gain on the sale of the Suffern, New York building.

Catherines operating loss. The net operating loss of $4.0 million primarily reflects an unfavorable, one-time non-cash purchase accounting adjustment of approximately $3 million associated with the write-up of inventory to fair market value and the operation of 422 stores for a partial period in the current year, from the acquisition date of June 14, 2012.

Unallocated acquisition-related, integration and restructuring costs. The unallocated expenses of $25.4 million represent acquisition-related, integration and restructuring costs incurred during Fiscal 2012 related to the Charming Shoppes Acquisition. No such costs were incurred during Fiscal 2011.

Interest Expense. Interest expense increased by $1.8 million, or 72%, to $4.3 million in Fiscal 2012 from $2.5 million in Fiscal 2011. The increase was primarily the result of new borrowings used to partially fund the Charming Shoppes Acquisition.

Interest and Other Income, Net. Interest and other income, net increased by $3.6 million to $4.7 million in Fiscal 2012 from $1.1 million in Fiscal 2011. The increase in income was mainly due to the absence of a $2.5 million pretax loss on the sale of an investment recognized in Fiscal 2011. Partially offsetting the increased income was lower interest income in Fiscal 2012, as average balances of cash and investments decreased during the period as a result of the Charming Shoppes Acquisition.

Acquisition-related, Transaction Costs. Acquisition-related, transaction costs were $14.0 million for Fiscal 2012. These costs were incurred in connection with the Charming Shoppes Acquisition, and include legal, consulting and investment banking-related costs that were direct, incremental costs of the acquisition. No such costs were incurred during Fiscal 2011.

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

Income from Continuing Operations. Income from continuing operations increased by $1.3 million, or 0.8%, to $171.8 million in Fiscal 2012 from $170.5 million in Fiscal 2011. The increase was primarily due to the increase in operating income and lower tax provision described above, which were offset, in part, by $14.0 million of one-time, acquisition-related, transaction costs relating to the Charming Shoppes Acquisition.

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

Net Income from Continuing Operations per Diluted Common Share. Net income from continuing operations per diluted common share increased by $0.03, or 2.9%, to $1.08 per share in Fiscal 2012 from $1.05 per share in Fiscal 2011. The increase in diluted per common share results was due to the higher level of income from continuing operations, as previously discussed. Weighted-average diluted common shares outstanding decreased to 159.4 million shares in Fiscal 2012 from 161.8 million shares Fiscal 2011, which complemented the positive effect of the higher level of net income.

Net Income per Diluted Common Share. Net income per diluted common share decreased by $0.03, or 2.9%, to $1.02 per share in Fiscal 2012 from $1.05 per share in Fiscal 2011. The decrease in diluted per share results was primarily due to the inclusion of a $0.06 loss on discontinued operations per diluted share.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	$ Change
	(millions)		(millions)
Cash and cash equivalents	$186.4	$164.3	$22.1
Short-term investments	3.0	1.4	1.6
Non-current investments	—	3.2	(3.2)
Total debt	(135.6)	(326.6)	191.0
Net cash and investments (debt) (a)	$53.8	$(157.7)	$211.5
Equity	$1,556.4	$1,340.9	$215.5

(a)	“Net cash and investments (debt)” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

The increase in our net cash and investments position as of July 27, 2013 as compared to July 28, 2012 was primarily due to our operating cash flows, which were partially offset by our use of cash to support our capital expenditures (as discussed below under “Capital Spending”), the prepayment of debt under our Term Loan and the use of the available cash and cash equivalents to reduce our outstanding debt under the Revolving Credit Agreement (each as defined and discussed below under “Debt”). The increase in equity was primarily due to the Company’s net income in Fiscal 2013.

Cash Flows

Fiscal 2013 Compared to Fiscal 2012

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012
	(millions)
Net cash provided by operating activities	$450.0	$361.5
Net cash used in investing activities	(272.2)	(602.3)
Net cash (used in) provided by financing activities	(155.7)	161.6
Net increase (decrease) in cash and cash equivalents(a)	$22.1	$(79.2)

(a)	Excludes changes in short-term and non-current investments. Short-term and non-current investments decreased in the aggregate by $1.6 million in Fiscal 2013 and by $188.0 million in Fiscal 2012.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $450.0 million for Fiscal 2013, compared with $361.5 million during Fiscal 2012. The increase was primarily driven by higher net income before non-cash depreciation and amortization expense, lower working capital requirements and other balance sheet changes.

Net Cash Used in Investing Activities. Net cash used in investing activities for Fiscal 2013 was $272.2 million, compared with $602.3 million for Fiscal 2012. Net cash used in investing activities in Fiscal 2013 consisted almost entirely of cash used for capital expenditures of $290.9 million, partially offset by proceeds from the sale of a distribution center of approximately $16 million. Net cash used in investing activities for Fiscal 2012 was $602.3 million, consisting primarily of $683.9 million to fund the Charming Shoppes Acquisition, net of cash acquired, and $150.4 million of capital expenditures, which were offset in part by $193.8 million of net cash generated from the sale of investments and $38.2 million of net proceeds received for the sale of the Suffern, New York property.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $155.7 million during Fiscal 2013, consisting primarily of $194.7 million in net repayments of debt (net of borrowings), offset in part by proceeds relating to our stock-based compensation plans. Net cash provided by financing activities for Fiscal 2012 was $161.6 million, consisting primarily of $322.0 million in proceeds from borrowings to fund the Charming Shoppes Acquisition and the proceeds relating to our stock-based compensation plans, offset in part by the repayment of $144.2 million of debt and $37.2 million for the repurchase of common stock.

Fiscal 2012 Compared to Fiscal 2011

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	July 28, 2012	July 30, 2011
	(millions)
Net cash provided by operating activities	$361.5	$280.8
Net cash used in investing activities	(602.3)	(197.2)
Net cash provided by (used in) financing activities	161.6	(80.7)
Net (decrease) increase in cash and cash equivalents (a)	$(79.2)	$2.9

(a)	Excludes changes in short-term and non-current investments. Short-term and non-current investments decreased in the aggregate by $188.0 million in Fiscal 2012 and increased in the aggregate by $90.3 million in Fiscal 2011.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $361.5 million for Fiscal 2012, compared with $280.8 million during Fiscal 2011. The increase was primarily driven by increases in net income, non-cash depreciation and amortization expense, non-cash stock based compensation expense and lower working capital and other balance sheet requirements.

Net Cash Used in Investing Activities. Net cash used in investing activities for Fiscal 2012 was $602.3 million, consisting primarily of $683.9 million to fund the Charming Shoppes Acquisition, net of cash acquired, and $150.4 million of capital expenditures, which were offset in part by $193.8 million of net cash generated from the sale of investments and $38.2 million of net proceeds received for the sale of the Suffern, New York property. Net cash used in investing activities for Fiscal 2011 was $197.2 million, consisting primarily of a net $90.0 million to purchase investments and $102.1 million of capital expenditures.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $161.6 million during Fiscal 2012, consisting primarily of $322.0 million in proceeds from borrowings to fund the Charming Shoppes Acquisition and the proceeds relating to our stock-based compensation plans, offset in part by the repayment of $144.2 million of debt and $37.2 million for the repurchase of common stock. Net cash used in financing activities was $80.7 million during Fiscal 2011, consisting primarily of $72.9 million for the repurchase of common stock, $29.2 million for the repayment of debt, offset in part by proceeds relating to our stock-based compensation plans.

Capital Spending

We routinely make capital investments primarily in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores, investments in our technological and supply chain infrastructure, and investments in corporate office space to support our growing operations. In Fiscal 2013, we had $290.9 million in capital expenditures, compared to $150.4 million of capital expenditures in Fiscal 2012.

During Fiscal 2013, we completed an evaluation to rationalize our distribution network. Based on that, we committed to a plan to (i) expand our distribution center located in Etna Township, Ohio, to centralize all of our brick-and-mortar store distribution in one location, (ii) expand our recently acquired distribution center located in Greencastle, Indiana, which is currently being used to support Lane Bryant and Catherines brick-and-mortar store businesses, to accommodate our ongoing growth in e-commerce operations for all brands, and (iii) once those expansion plans are complete, dispose of our distribution center located in Des Moines, Iowa, which is currently being used to support the maurices business. This transition is expected to take place principally over the next year, with our brick-and-mortar distribution center becoming operational in early calendar 2014.

In addition, in connection with the integration of the technological infrastructure of Charming Shoppes, the Company recently finalized plans to migrate to common information technology platforms for its Company-wide, point-of-sales systems, merchandise systems, warehouse management systems and financial systems. This transition is expected to take place over the next two years.

We also are making capital investments to relocate and expand our corporate office space to support our growing operations. In particular, in April 2012, we purchased an office building located in Mahwah, New Jersey, for $14.6 million and, in May 2012, we sold Ascena and dressbarn’s corporate office and former warehouse located in Suffern, New York, for approximately $40.0 million. The Mahwah, New Jersey location will become the new corporate offices for Ascena and the dressbarn brand. The renovation of the Mahwah, New Jersey location is expected to be completed during the second half of Fiscal 2014.

As a result of these plans, the Company expects the remaining incremental capital requirements to be approximately $250 million, principally over the next year. Such requirements are expected to continue to be funded primarily with operating cash flows and, to the extent necessary, borrowings under the Company’s Revolving Credit Agreement. In addition to proceeds from the sale of certain of the facilities mentioned above, we expect to receive local tax incentives to support the related investments totaling between $55 - $60 million over a 15 year period. See Note 9 to the accompanying audited consolidated financial statements for a description of certain of those tax incentives already granted.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, availability under our Revolving Credit Agreement, available cash and cash equivalents, investments and other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, any future dividend requirements, investment in technological and supply chain infrastructure, acquisitions, debt servicing requirements, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As of July 27, 2013, approximately 78% of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% to 20% of the cash repatriated; this current U.S. tax liability has been previously provided for in the provision for income taxes and is currently classified within Deferred income taxes on the accompanying audited consolidated balance sheets. We currently do not have any plans to repatriate these funds from our overseas subsidiaries to the U.S.

As discussed in the “Debt” section below, as of July 27, 2013, we had $135.0 million of borrowings under our Revolving Credit Agreement. The Company believes the Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of July 27, 2013, there were six financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

Debt

In March 2013, the Company (i) exercised an option to increase the capacity of its existing revolving credit facility by $50 million from $250 million to $300 million, (ii) borrowed approximately $263 million under the facility, (iii) used the proceeds to prepay its Term Loan (as defined and discussed further below), and (iv) amended its then existing revolving credit facility (the “Revolving Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A., as administrative agent. The principal changes in terms related to expansion of the borrowing availability from $250 million to $500 million and an extension of the maturity date of the borrowing arrangement by one year from June 2017 to June 2018.

As of July 27, 2013, the Company had $135.6 million of debt outstanding consisting primarily of (i) $135.0 million under the Revolving Credit Agreement, and (ii) $0.6 million of convertible notes due May 2014 assumed in the Charming Shoppes Acquisition, which remain outstanding after substantially all were redeemed in July 2012. For a complete description of the Company’s convertible-notes borrowing arrangement, see Note 14 to our audited consolidated financial statements.

Revolving Credit Agreement

The Revolving Credit Agreement now provides for a senior secured revolving credit facility up to $500 million, with an optional additional increase of up to $100 million. The Revolving Credit Agreement expires in June 2018. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. However, availability under the Revolving Credit Agreement fluctuates from month-to-month based on the Company’s underlying collateral position at the end of the period. Our collateral position is determined, at any given period, by the aggregate of the Company’s (i) inventory position (less reserves), (ii) market value of eligible real properties up to certain limits, and (iii) eligible credit card receivables. The Revolving Credit Agreement may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The Revolving Credit Agreement includes a $250 million letter of credit sublimit, of which $60 million can be used for standby letters of credit, and a $25 million swing loan sublimit.

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

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in an amount ranging between 25 basis points and 37.5 basis points per annum based on the Company’s leverage ratio existing at the end of the previous quarter and average utilization during the previous fiscal quarter.

As of July 27, 2013, after taking into account the $135.0 million of revolving debt outstanding and the $19.0 million in outstanding letters of credit, the Company had $333.0 million of its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses, and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of July 27, 2013, the actual fixed charge coverage ratio was 1.47 to 1.00. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of July 27, 2013.

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

Our Revolving Credit Agreement allows us to pay dividends, provided that at the time of and immediately after giving effect to the dividend, (i) there is no default or event of default, and (ii) Availability (as defined in the Revolving Credit Agreement) is not less than 20% of the aggregate Revolving Commitments (as defined in the Revolving Credit Agreement), subject to a minimum predetermined availability limit. Dividends are payable when declared by our Board of Directors. Currently, the Board of Directors does not plan to pay any dividends.

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

During the second quarter of Fiscal 2013, the Company prepaid approximately $20 million of the outstanding principal balance of the Term Loan. The transaction resulted in a $0.6 million pretax loss on extinguishment of debt during the second quarter of Fiscal 2013, relating to a proportional reduction in the balances of the original issue discount and deferred financing costs, which has been disclosed as a component of the Loss on extinguishment of debt on the face of the accompanying audited consolidated statements of operations.

During the third quarter of Fiscal 2013, the Company prepaid the entire remaining approximate $279 million of outstanding principal balance under the Term Loan using approximately $263 million of borrowings under the Revolving Credit Agreement (as discussed above) and approximately $16 million of proceeds from the sale of Fashion Bug’s distribution center. These transactions resulted in an aggregate $7.9 million pretax loss on extinguishment of debt during the third quarter of Fiscal 2013, relating to a write-off of the remaining balances of the original issue discount and deferred financing costs. This loss has been disclosed as a component of the Loss on extinguishment of debt on the face of the accompanying audited consolidated statements of operations.

Charming Shoppes Convertible Notes

In connection with the Charming Shoppes Acquisition, the Company assumed $140.5 million aggregate principal amount of Charming Shoppes’s 1.125% Senior Convertible Notes due May 2014 (the “Charming Convertible Notes”). In conjunction with the change-in-control of Charming Shoppes, pursuant to the terms of the indenture governing the Charming Convertible Notes, each security holder had the right to require Charming Shoppes to repurchase all of its outstanding notes for the principal amount of the notes, plus accrued and unpaid interest to the repurchase date of July 27, 2012 (the “Convertible Notes Redemption”). In Fiscal 2012, substantially all of the Charming Convertible Notes were redeemed for $139.6 million, consisting of $139.2 million of principal and $0.4 million of interest thereon. No gain or loss was recognized in connection with the Convertible Notes Redemption. The Convertible Notes Redemption was funded through available cash on hand.

As of July 27, 2013, $0.6 million aggregate principal amount of Charming Convertible Notes remain outstanding and such notes are no longer convertible into Charming Shoppes’s common stock.

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

Greencastle Mortgage

In connection with the Charming Shoppes Acquisition, the Company assumed a $7.8 million mortgage obligation (the “Greencastle Mortgage”) on Charming Shoppes’s owned distribution center in Greencastle, Indiana. The Greencastle Mortgage bore interest at a fixed rate of 6.07%. During the second quarter of Fiscal 2013, the Company prepaid the outstanding principal balance of the Greencastle Mortgage in full. The payment of $8.4 million resulted in a $0.8 million pretax loss on extinguishment of debt, relating to a make-whole premium to holders of the mortgage note, which has been disclosed as a component of the Loss on extinguishment of debt on the face of the accompanying audited consolidated statements of operations.

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

No shares of common stock were repurchased by the Company under its repurchase program during Fiscal 2013. In Fiscal 2012, 2.7 million shares of common stock were repurchased by the Company at an aggregate cost of $37.2 million under its repurchase program. In Fiscal 2011, 5.0 million shares of common stock were repurchased by the Company at an aggregate cost of $72.9 million under its repurchase program. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at July 27, 2013.

CONTRACTUAL AND OTHER OBLIGATIONS

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations as of July 27, 2013, and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its Revolving Credit Agreement or other potential sources of financing.

	Payments Due by Period
Contractual Obligations	Fiscal 2014	Fiscal 2015- 2016	Fiscal 2017- 2018	Fiscal 2019 and Thereafter	Total
	(millions)
Debt, including current portion	$0.6	$—	$135.0	$—	$135.6
Operating leases	385.1	635.1	436.8	681.5	2,138.5
Inventory purchase commitments	835.1	—	—	—	835.1
Other commitments	4.1	1.4	—	—	5.5
Total	$1,224.9	$636.5	$571.8	$681.5	$3,114.7

The following is a description of the Company's material, firmly committed contractual obligations as of July 27, 2013:

•	Debt, including current portion, represents mandatory repayments under the Company’s borrowing arrangements;

•	Operating lease obligations represent the minimum lease rental payments under non-cancelable leases for the Company's real estate and operating equipment in various locations around the world. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties; and

•	Inventory purchase commitments represent the Company's legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $28.4 million as of July 27, 2013. This liability for unrecognized tax benefits has been excluded from the above table because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) non-debt related amounts included in current liabilities in the consolidated balance sheet as of July 27, 2013, as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes and other miscellaneous items).

The Company also has certain contractual arrangements that would require it to make payments if certain circumstances occur. See Notes 17 and 19 to the accompanying audited consolidated financial statements for a description of the Company's contingent commitments not included in the above table, including obligations under employment agreements.

Off-Balance Sheet Arrangements

The Company's off-balance sheet firm commitments, which include outstanding letters of credit and private label letters of credit, amounted to approximately $63.8 million as of July 27, 2013. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on its results of operations, financial condition and cash flows.

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of the end of Fiscal 2013, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores and e-commerce operations normally are transacted in U.S. dollars. In addition, our wholly owned international retail operations represent approximately 1% of our consolidated revenues for Fiscal 2013. In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

Our Company currently has $135.0 million in variable-rate debt outstanding under our Revolving Credit Agreement. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, the Company’s interest expense would increase or decrease by approximately $0.2 million, and net income would decrease or increase, respectively, by approximately $0.1 million. See Note 14 to our audited consolidated financial statements for a summary of the terms and conditions of our Revolving Credit Agreement.

Investment Risk Management

As of July 27, 2013, our Company had cash and cash equivalents on-hand of $186.4 million, a portion of which was invested in money market funds. The Company's short-term investments of $3.0 million consisted entirely of restricted cash.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at the end of Fiscal 2013. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

CRITICAL ACCOUNTING POLICIES

The SEC's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's results of operations and financial position and requires significant judgment and estimates on the part of management in its application. The Company's estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. The Company believes that the following list represents its critical accounting policies as contemplated by FRR 60. For a discussion of all of the Company's significant accounting policies, see Notes 3 and 4 to the accompanying audited consolidated financial statements.

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

Sales Returns Reserves

A significant area of judgment affecting reported revenue and net income is estimating product return reserves, which represent that portion of gross revenues not expected to be realized. In particular, retail revenue, including e-commerce sales, is reduced by estimates of returns.

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

The Company performs its annual impairment assessment of goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year. Based on the results of the impairment assessment for Fiscal 2013, the Company confirmed the fair value of its reporting units exceeded their respective carrying values and were not at risk of impairment. There have been no goodwill or intangible asset impairment losses recorded for any of the periods presented.

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

During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company recorded non-cash impairment charges of $4.6 million, $2.2 million and $4.6 million, respectively, to reduce the net carrying value of certain long-lived assets to their estimated fair value. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 27, 2013 and July 28, 2012, these reserves were $34.2 million and $25.7 million, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. The Company’s stop-loss insurance coverage for individual claims ranges between $250,000 and $500,000, depending on which of the Company’s multiple insurance carriers the associate is insured under. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

Stock-Based Compensation

The Company has the following stock-based compensation arrangements:

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

Cash-Settled Long-Term Incentive Plan Awards

The Company grants Cash-Settled Long-Term Incentive Plan Awards (the “Cash-Settled LTIP Awards”) to senior executives and other key executives (none of whom are named executive officers). The awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of a three-year performance period. Compensation expense for the Cash-Settled LTIP Awards is recognized over the related vesting period based on the expected performance of the plan and changes in the Company’s stock price over time.

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

In determining the income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions. If the Company considers that a tax position is "more-likely-than-not" of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment, and the Company often obtains assistance from external advisors. To the extent that the Company's estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company's accompanying audited consolidated statements of operations and are classified on the accompanying audited consolidated balance sheets with the related liability for unrecognized tax benefits.

See Note 15 to the accompanying audited consolidated financial statements for further discussion of the Company's income taxes.

Contingencies

We are periodically exposed to various contingencies in the ordinary course of conducting our business, including certain litigations, contractual disputes, employee relation matters, various tax audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. In addition, if it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, we disclose the estimated impact on our results of operations, financial condition and cash flows. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties and governmental actions. As a result, the accounting for loss contingencies relies heavily on estimates and assumptions.

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

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Ascena Retail Group, Inc. and subsidiaries are filed together with this report: See “Exhibits, Financial Statement Schedules,” Item 15.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992). Based on this evaluation, management concluded that the Company's internal controls over financial reporting were effective at the reasonable assurance level as of the fiscal year end covered by this Annual Report on Form 10-K.

Deloitte and Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. The report is included elsewhere herein.

(c) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 27, 2013 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year. We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.ascenaretail.com, then “For Investors,” then under the Investors Relations pull-down menu, click on “Code of Ethics.” We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Secretary at our principal executive offices, 30 Dunnigan Drive, Suffern, NY 10901.

Item 11. Executive Compensation.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 27, 2013 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	12,159,619	$12.24	14,623,549	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	12,159,619	$12.24	14,623,549

(1)	All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s Amended and Restated 2010 Stock Incentive Plan.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1., 2. Financial Statements and Financial Statement Schedules, see index on page F-1.

ITEM 15. (b) LIST OF EXHIBITS

The following exhibits are filed as part of this Report and except Exhibits 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference from the sources shown.

Exhibit Number	Description	Incorporated By Reference From
2.1	Agreement and Plan of Merger, dated as of June 24, 2009, among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc.	(1)

2.2	Agreement and Plan of Reorganization, dated as of August 20, 2010, among The Dress Barn, Inc., Ascena Retail Group, Inc. and DB Merger Corp.	(2)

2.3	Agreement and Plan of Merger, dated as of May 1, 2012, among the Company, Colombia Acquisition Corp. and Charming Shoppes, Inc.	(3)

3.1	Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(4)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(5)

3.3	By-Laws of Ascena Retail Group, Inc.	(4)

10.1	Leases of Company premises of which the lessor is Elliot S. Jaffeor members of his family or related trusts:

	10.6.1 Danbury, CT dressbarn store	(6)

	10.6.2 Norwalk, CT dressbarn store	(7)

10.2	1993 Incentive Stock Option Plan	(8) *

10.3	Amendment No. 1 to 1993 Incentive Stock Option Plan	(20) *

10.4	1995 Stock Option Plan	(9) *

10.5	Amendment No. 1 to 1995 Stock Option Plan	(20) *

10.6	2010 Stock Incentive Plan	(4) *

10.7	Amendment No. 1, dated December 17, 2010, to 2010 Stock Incentive Plan	(20) *

10.8	Amendment No. 2, dated September 22, 2011, to 2010 Stock Incentive Plan	(20) *

10.9	Executive 162(m) Bonus Plan (reflects Amendment Number One, dated August 31, 2009, and Amendment Number Two, dated September 8, 2009)	(10) *

10.10	Amendment Number Three to Executive 162(m) Bonus Plan	(20) *

10.11	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(11) *

10.12	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(12) *

10.13	Employment Agreement dated May 2, 2002 with David Jaffe	(11) *

10.14	Amendment No. 1, dated January 1, 2009, to David Jaffe Employment Agreement	(20) *

10.15	Amendment No. 2, dated September 22, 2011, to David Jaffe Employment Agreement	(20) *

10.16	Employment Agreement dated April 23, 2010 with Michael W. Rayden	(13) *

10.17	Employment Letter dated October 3, 2011 with John J. Sullivan	(14) *

10.18	Employment Letter dated December 24, 2012 with Dirk Montgomery	(15) *

10.19	Retirement Agreement dated January 18, 2013 with Armand Correia	(16) *

10.20	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(17) *

10.21	Executive Severance Plan dated as of March 3, 2010	(18) *

10.22	Amendment No. 1 to Executive Severance Plan	(20) *

10.23	Form of Indemnification Agreement, adopted January 1, 2011, for Members of the Board of Directors and certain executive officers	(20) *

10.24	Amended and Restated Credit Agreement dated as of March 13, 2013, among the Company, the Borrowing Subsidiaries, the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	(19)

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(8)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

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

References as follows:

(1)	Current Report on Form 8-K filed on June 25, 2009 (Exhibit 2.1).

(2)	Annex I to November 18, 2010 Definitive Proxy Statement.

(3)	The Company’s Current Report on Form 8-K filed on May 2, 2012 (Exhibit 2.1).

(4)	Annexes II, III and IV to November 18, 2010 Proxy Statement.

(5)	The Company’s Current Report on Form 8-K filed January 3, 2011 (Exhibit 3.1).

(6)	Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 2 82916) declared effective May 4, 1983 (Exhibit 10(l)).

(7)	Annual Report on Form 10-K for the fiscal year ended July 25, 1992 (Exhibit 10(h)(h)).

(8)	Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-60196) filed on March 25, 1993 (Exhibit 28).

(9)	Annual Report on Form 10-K for the fiscal year ended July 27, 1996 (Exhibit 10(nn)).

(10)	November 9, 2009 Proxy Statement (Annex A).

(11)	Annual Report on Form 10-K for the fiscal year ended July 27, 2002 (Exhibits 10(t)(t) and 10(u)(u)).

(12)	Current Report on Form 8-K filed July 13, 2006 (Exhibit 99.1).

(13)	Current Report on Form 8-K filed April 29, 2010 (Exhibit 10.1).

(14)	Current Report on Form 8-K filed November 10, 2011 (Exhibit 10.1).

(15)	Current Report on Form 8-K filed January 8, 2013 (Exhibit 10.1)

(16)	Current Report on Form 8-K filed January 23, 2013 (Exhibit 10.1)

(17)	Current Report on Form 8-K filed August 30, 2006 (Exhibit 99.1).

(18)	Current Report on Form 8-K filed April 22, 2010 (Exhibit 10.1).

(19)	Current Report on Form 8-K filed March 14, 2013 (Exhibits 10.1 and 10.2).

(20)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011 (Exhibits 10.5, 10.7, 10.9, 10.10, 10.12, 10.16, 10.17, 10.23 and 10.24).

*Each of these exhibits constitute a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this report.

ITEM 15. (c) FINANCIAL STATEMENT SCHEDULES

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ascena Retail Group, Inc.

Date: September 24, 2013	by	/s/ DAVID JAFFE
David Jaffe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe	Chairman of the Board and Founder	September 24, 2013

/s/ DAVID JAFFE
David Jaffe	Director, President and	September 24, 2013
Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL W. RAYDEN
Michael W. Rayden	Director	September 24, 2013

/s/ KATE BUGGELN
Kate Buggeln	Director	September 24, 2013

/s/ KLAUS EPPLER
Klaus Eppler	Director	September 24, 2013

/s/ RANDY L. PEARCE
Randy L. Pearce	Director	September 24, 2013

/s/ JOHN USDAN
John Usdan	Director	September 24, 2013

/s/ DIRK MONTGOMERY
Dirk Montgomery	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 24, 2013

/s/ JAY LEVINE
Jay Levine	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	September 24, 2013

ASCENA RETAIL GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All schedules are omitted because either they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	July 27, 2013	July 28, 2012
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$186.4	$164.3
Short-term investments	3.0	1.4
Inventories	540.9	533.4
Assets related to discontinued operations	38.8	133.6
Deferred tax assets	53.0	48.7
Prepaid expenses and other current assets	120.7	123.2
Total current assets	942.8	1,004.6
Property and equipment, net	824.8	674.2
Goodwill	581.4	593.2
Other intangible assets, net	451.1	453.7
Other assets	71.6	81.4
Total assets	$2,871.7	$2,807.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$259.2	$252.8
Accrued expenses and other current liabilities	301.4	261.2
Deferred income	61.2	42.7
Liabilities related to discontinued operations	21.5	118.6
Income taxes payable	8.7	6.1
Current portion of long-term debt	0.6	4.2
Total current liabilities	652.6	685.6
Long-term debt	135.0	322.4
Lease-related liabilities	242.9	240.5
Deferred income taxes	131.7	60.6
Other non-current liabilities	153.1	157.1
Commitments and contingencies (Note 17)
Total liabilities	1,315.3	1,466.2

Equity:
Common stock, par value $0.01 per share; 159.5 and 154.8 million shares issued and outstanding	1.6	1.5
Additional paid-in capital	592.8	528.8
Retained earnings	963.2	811.9
Accumulated other comprehensive loss	(1.2)	(1.3)
Total equity	1,556.4	1,340.9
Total liabilities and equity	$2,871.7	$2,807.1

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
	(millions, except per share data)

Net sales	$4,714.9	$3,353.3	$2,914.0
Cost of goods sold	(2,066.8)	(1,474.7)	(1,260.8)
Gross margin	2,648.1	1,878.6	1,653.2

Other costs and expenses:
Buying, distribution and occupancy costs	(822.4)	(542.3)	(483.4)
Selling, general and administrative expenses	(1,349.8)	(910.9)	(790.2)
Acquisition-related, integration and restructuring costs	(34.6)	(25.4)	—
Depreciation and amortization expense	(176.0)	(107.4)	(89.8)
Total other costs and expenses	(2,382.8)	(1,586.0)	(1,363.4)
Operating income	265.3	292.6	289.8

Interest expense	(13.8)	(4.3)	(2.5)
Interest and other income, net	0.4	4.7	1.1
Acquisition-related, transaction costs	—	(14.0)	—
Loss on extinguishment of debt (Note 14)	(9.3)	—	(4.0)
Income from continuing operations before provision for income taxes	242.6	279.0	284.4
Provision for income taxes from continuing operations	(87.4)	(107.2)	(113.9)
Income from continuing operations	155.2	171.8	170.5
Loss from discontinued operations, net of taxes (1)	(3.9)	(9.6)	—
Net income	$151.3	$162.2	$170.5

Net income (loss) per common share - basic:
Continuing operations	$0.99	$1.12	$1.09
Discontinued operations	(0.03)	(0.06)	—
Total net income (loss) per basic common share	$0.96	$1.06	$1.09

Net income (loss) per common share – diluted:
Continuing operations	$0.95	$1.08	$1.05
Discontinued operations	(0.02)	(0.06)	—
Total net income (loss) per diluted common share	$0.93	$1.02	$1.05

Weighted average common shares outstanding:
Basic	157.3	153.5	156.1
Diluted	163.3	159.4	161.8

(1) Loss from discontinued operations is presented net of a $3.3 million and $5.1 million income tax benefit for the years ended July 27, 2013 and July 28, 2012, respectively.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
	(millions)
Net income	$151.3	$162.2	$170.5
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Net change in unrealized gains on available-for-sale investments (1)	1.2	2.6	1.9
Less reclassification adjustment for gains included in net income (1)	—	(1.3)	—
Total	1.2	1.3	1.9
Foreign currency translation adjustment	(1.1)	(0.2)	—
Total other comprehensive income	0.1	1.1	1.9
Total comprehensive income	$151.4	$163.3	$172.4

(1) No tax benefits have been provided in any period primarily due to the uncertainty of realization of cumulative capital loss tax benefits.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
	(millions)
Cash flows from operating activities:
Net income	$151.3	$162.2	$170.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	176.0	107.4	89.8
Deferred income tax (benefit) expense	(7.9)	(5.3)	16.9
Deferred rent and other occupancy costs	(36.2)	(24.6)	(24.2)
Loss on extinguishment of debt (Note 14)	9.3	—	4.0
(Gain) loss on sale of assets	—	(8.2)	2.5
Non-cash stock-based compensation expense	29.5	28.4	19.7
Non-cash impairments of assets	4.6	2.2	4.6
Non-cash interest expense	1.7	0.9	2.8
Other non-cash income	(5.7)	(11.0)	(4.7)
Excess tax benefits from stock-based compensation	(14.1)	(11.7)	(5.7)
Changes in operating assets and liabilities:
Inventories	(10.1)	26.5	(45.1)
Accounts payable, accrued liabilities and income tax liabilities	67.6	(18.3)	17.9
Deferred income liabilities	25.4	2.9	8.3
Lease-related liabilities	39.5	27.9	14.5
Other balance sheet changes	11.5	44.4	9.0
Changes in net assets related to discontinued operations	7.6	37.8	—
Net cash provided by operating activities	450.0	361.5	280.8

Cash flows from investing activities:
Purchase price paid in acquisitions, net of cash acquired (Note 5)	—	(683.9)	—
Purchases of investments	(2.8)	(99.8)	(176.0)
Proceeds from sales and maturities of investments	5.6	293.6	86.0
Investment in life insurance policies	—	—	(5.1)
Proceeds from the sale of assets	15.9	38.2	—
Capital expenditures	(290.9)	(150.4)	(102.1)
Net cash used in investing activities	(272.2)	(602.3)	(197.2)

Cash flows from financing activities:
Proceeds from borrowings	446.7	322.0	—
Repayments of debt	(641.4)	(144.2)	(29.2)
Payment of deferred financing costs	(3.8)	(7.4)	(1.4)
Repurchases of common stock	—	(37.2)	(72.9)
Proceeds from stock options exercised and employee stock purchases	28.7	16.7	17.1
Excess tax benefits from stock-based compensation	14.1	11.7	5.7
Net cash (used in) provided by financing activities	(155.7)	161.6	(80.7)

Net increase (decrease) in cash and cash equivalents	22.1	(79.2)	2.9
Cash and cash equivalents at beginning of period	164.3	243.5	240.6

Cash and cash equivalents at end of period	$186.4	$164.3	$243.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	AOCI (a)	Total Ascena Retail Group, Inc. Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
Balance, July 31, 2010	157.1	$1.5	$429.7	$589.2	$(4.3)	$1,016.1	$(1.4)	$1,014.7
Net income	—	—	—	170.5	—	170.5	—	170.5
Total other comprehensive income	—	—	—	—	1.9	1.9	—	1.9
Change in non-controlling interests	—	—	—	—	—	—	1.4	1.4
Shares issued and equity grants made pursuant to stock-based compensation plans(b)	2.7	—	42.4	—	—	42.4	—	42.4
Repurchases and retirements of common stock(c)	(5.0)	—	—	(72.9)	—	(72.9)	—	(72.9)
Balance, July 30, 2011	154.8	$1.5	$472.1	$686.8	$(2.4)	$1,158.0	$—	$1,158.0
Net income	—	—	—	162.2	—	162.2	—	162.2
Total other comprehensive income	—	—	—	—	1.1	1.1	—	1.1
Shares issued and equity grants made pursuant to stock-based compensation plans(b)	2.7	—	56.7	—	—	56.7	—	56.7
Repurchases and retirements of common stock(c)	(2.7)	—	—	(37.1)	—	(37.1)	—	(37.1)
Balance, July 28, 2012	154.8	$1.5	$528.8	$811.9	$(1.3)	$1,340.9	$—	$1,340.9
Net income	—	—	—	151.3	—	151.3	—	151.3
Total other comprehensive income	—	—	—	—	0.1	0.1	—	0.1
Cash settled LTIP conversion(d)	—	—	(6.9)	—	—	(6.9)	—	(6.9)
Shares issued and equity grants made pursuant to stock-based compensation plans(b)	4.7	0.1	70.9	—	—	71.0	—	71.0
Balance, July 27, 2013	159.5	$1.6	$592.8	$963.2	$(1.2)	$1,556.4	$—	$1,556.4

(a)	Accumulated other comprehensive income (loss) (“AOCI”), which consists substantially of net unrealized gains and losses on available-for-sale securities.

(b)	Includes income tax benefits relating to stock-based compensation arrangements of approximately $14.1 million in Fiscal 2013, $7.3 million in Fiscal 2012, and $5.7 million in Fiscal 2011.

(c)	Shares of common stock repurchased historically have been retired, resulting in a net decrease to retained earnings.

(d)	Approximately 0.6 million performance and market-based shares were cancelled and replaced with a corresponding amount of new awards that will be settled in cash.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls and boys. On June 14, 2012, the Company acquired Charming Shoppes, Inc. (“Charming Shoppes”) and its related family of retail brands. Accordingly, the Company now operates, through its wholly owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company operates approximately 3,900 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $4.7 billion for the fiscal year ended July 27, 2013. Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 971 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 788 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range. The maurices segment includes approximately 877 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 826 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 397 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

2. Basis of Presentation

Basis of Consolidation

The consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), and present the results of operations, financial position and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP. There were no variable interest entities for any of the periods presented herein.

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

Fiscal Year

The company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013"); fiscal year 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”); and fiscal year 2011 ended on July 30, 2011 and reflected a 52-week period (“Fiscal 2011”).

The financial position and results of operations of the sourcing operations of Charming Shoppes located in Hong Kong (“Charming Sourcing”) are reported in these consolidated financial statements on a one-month lag. Accordingly, the Company’s operating results for Fiscal 2013 include the operating results of Charming Sourcing from July 1, 2012 through June 30, 2013. The Company’s operating results for Fiscal 2012 include the operating results of Charming Sourcing for only a two-week, post-acquisition period ended June 30, 2012. The net effect of this reporting lag is not material to the consolidated financial statements.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Discontinued Operations

In connection with the acquisition of Charming Shoppes in June 2012, certain acquired businesses have been classified as a component of discontinued operations within the consolidated financial statements.

In particular, the Company announced, contemporaneously with the closing of the acquisition of Charming Shoppes, its intent to cease operating the acquired Fashion Bug business. The Fashion Bug business, consisting of approximately 600 retail stores, ceased operations in February 2013. On January 29, 2013, Fashion Bug sold its distribution center for net proceeds of approximately $16 million. The net proceeds of the sale were used to partially prepay the outstanding principal balance of the Company’s six-year, variable-rate term loan (see Note 14 for further discussion). The liquidation of the related net assets was concluded during the fourth quarter of Fiscal 2013 and resulted in an immaterial adjustment to goodwill.

In addition, the Company also announced, contemporaneously with the closing of the acquisition of Charming Shoppes, its intent to sell the acquired Figi’s business, which markets food and specialty gift products. In August 2013, the Company entered into an agreement to sell the principal net assets of the Figi’s business (the “Figi’s Sale”). As a result, the Company recorded an $8 million pretax charge to reduce the carrying value of the Figi’s net assets to an amount approximating the net sales proceeds. This charge has been classified as a component of the loss from discontinued operations in the accompanying statement of operations for Fiscal 2013. The Figi’s Sale is expected to close during the first quarter of Fiscal 2014 and remains subject to customary closing conditions.

The Fashion Bug and Figi’s businesses have been classified as discontinued operations within the accompanying consolidated financial statements. As such, assets and liabilities relating to discontinued operations have been segregated and separately disclosed in the accompanying consolidated balance sheets as of July 27, 2013 and July 28, 2012. In turn, operating results for those businesses, including $407.6 million of revenues for Fiscal 2013 and $66.4 million of revenues for the post-acquisition period in Fiscal 2012, have also been segregated and reported separately in the accompanying consolidated statements of operations.

The major components of assets and liabilities related to discontinued operations are summarized below:

	July 27, 2013	July 28, 2012
	(millions)
Accounts receivable	$6.7	$6.8
Inventories	14.3	77.2
Property and equipment, net	9.7	31.9
Other intangible assets, net	5.0	5.0
Other assets	3.1	12.7
Total assets related to discontinued operations	$38.8	$133.6

Accounts payable and accrued expenses	$20.8	$93.6
Lease-related liabilities	0.7	18.0
Other liabilities	—	7.0
Total liabilities related to discontinued operations	$21.5	$118.6

Reclassifications

Certain immaterial reclassifications have been made to the prior period’s financial information in order to conform to the current period’s presentation.

3. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability is reasonably assured.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable. The changes in the sales return reserve for each period are summarized below:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
	(millions)
Balance at beginning of period	$7.5	$4.6	$4.8
Additions from acquisitions	—	2.0	—
Additions – charged to income	15.2	12.0	12.5
Adjustments and/or deductions	(14.9)	(11.1)	(12.7)
Balance at end of period	$7.8	$7.5	$4.6

Gift cards, gift certificates and merchandise credits (collectively, “gift cards”) issued by the Company are recorded as a deferred income liability until they are redeemed, at which point revenue is recognized. Gift cards do not have expiration dates. The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is included in Net sales in the accompanying consolidated statements of operations, and historically has not been material.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Shipping and Handling

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as a component of Buying, distribution and occupancy costs. Shipping and handling costs were approximately $32.5 million in Fiscal 2013, $17.9 million in Fiscal 2012 and $12.1 million in Fiscal 2011.

Marketing and Advertising Costs

Marketing and advertising costs are included in SG&A expenses. Except for direct-response advertising costs related to the Figi’s business that are classified as part of discontinued operations, marketing and advertising costs are expensed when the advertisement is first exhibited. Marketing and advertising expenses from continuing operations were $169.1 million for Fiscal 2013, $81.5 million for Fiscal 2012, and $69.6 million for Fiscal 2011. Deferred marketing and advertising costs from continuing operations, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were not material at the end of either Fiscal 2013 or Fiscal 2012.

With regards to direct-response advertising costs related to the Figi’s business, all direct costs incurred in the development, production and circulation of the direct-mail catalogs are deferred until the related catalog is mailed. Those capitalized costs are then recognized as an expense over the expected sales realization cycle of the related catalog, which is generally within one to six months. Such deferred, direct-response advertising costs were not material at the end of Fiscal 2013 or Fiscal 2012.

Foreign Currency Translation and Transactions

The operating results and financial position of foreign operations are primarily consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation gains or losses are included in the consolidated statements of comprehensive income, and in the consolidated statements of equity, as a component of accumulated other comprehensive income (“AOCI”), and are not material for any period presented.

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses have historically been immaterial. However, such amounts are recognized in earnings and are included as part of either SG&A expenses or COGS in the accompanying consolidated statements of operations.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Fiscal Years Ended
	July 27,	July 28,	July 30,
	2013	2012	2011
	(millions)
Basic	157.3	153.5	156.1
Dilutive effect of stock options, restricted stock, restricted stock units and convertible debt securities	6.0	5.9	5.7
Diluted shares	163.3	159.4	161.8

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of the end of Fiscal 2013, Fiscal 2012 and Fiscal 2011 there was an aggregate of approximately 3.0 million, 1.3 million and 3.6 million respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

Stock-Based Compensation

The Company expenses stock option-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company uses the Black-Scholes valuation method to determine the grant date fair value of its option-based compensation. Compensation expense for both service-based and performance-based restricted equity awards is recognized over the vesting period based on the grant-date fair values of the awards that are expected to vest based upon the service and performance-based conditions. Compensation expense for Cash-Settled Long-Term Incentive Plan Awards (the “Cash-Settled LTIP Awards”) is recognized over the related vesting period based on the expected performance of the plan and changes in the Company’s stock price over time.

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

Under the equity method, only the Company's investment in and amounts due to and from the equity investee are included in the consolidated balance sheets; only the Company's share of the investee's earnings (losses) is included in the consolidated results of operations; and only the dividends, cash distributions, loans or other cash received from the investee and additional cash investments, loan repayments or other cash paid to the investee are included in the accompanying consolidated statements of cash flows. Currently, the Company does not hold any investments that are accounted for using the equity method.

Available-for-Sale, Held-to-Maturity and Trading Investments

Investments in companies in which the Company does not have a controlling interest, or is unable to exert significant influence, are accounted for as either held-to-maturity, available-for-sale investments or trading investments.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company classifies its investments in securities at the time of purchase into one of three categories: held-to-maturity, available-for-sale or trading. The Company re-evaluates such classifications on a quarterly basis. Held-to-maturity investments would normally consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, as adjusted for the amortization of premiums and discounts. Available-for-sale investments have historically consisted primarily of municipal bonds and auction rate securities (“ARS”), which are recorded at fair value. Unrealized gains and losses on available-for-sale investments are classified as a component of AOCI in the accompanying consolidated balance sheets, and realized gains or losses are recognized by the specific identification method and are classified as a component of Interest and other income, net, in the accompanying consolidated statements of operations. Trading securities would normally consist of securities that are acquired by the Company with the intent of selling in the near term. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within Interest and other income, net, in the accompanying consolidated statements of operations. The Company normally does not hold any trading securities.

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

Concentration of Credit Risk

The Company maintains cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at July 27, 2013. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, the Company cannot be assured it will not experience losses on its deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings and improvements	10-40 years
Distribution center equipment and machinery	3-20 years
Leasehold improvements	Shorter of the useful life or expected term of the lease
Furniture, fixtures, and equipment	2-10 years
Information technology	3-10 years

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

Goodwill and Other Intangible Assets, Net

At acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consist of proprietary software, franchise rights, and certain trade names. The fair value of these intangible assets is estimated based on management's assessment, considering independent third-party appraisals, when necessary. The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized, including trade names and certain franchise rights. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. Refer to the Company's accounting policy for long-lived asset impairment as described earlier under the caption "Property and Equipment, Net."

See Note 10 for additional discussion of the Company’s goodwill and other intangible assets.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 27, 2013 and July 28, 2012, these reserves were $34.2 million and $25.7 million, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. The Company’s stop-loss insurance coverage for individual claims ranges between $250,000 and $500,000, depending on which of the Company’s multiple insurance carriers the associate is insured under. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

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

In determining the income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions. If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to “more-likely-than-not,” (ii) the statute of limitation expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s accompanying consolidated statements of operations and are classified on the accompanying consolidated balance sheets with the related liability for uncertain tax positions.

See Note 15 for additional discussion of the Company’s income taxes.

Leases

The Company leases certain facilities and equipment, including its retail stores. Most of the Company's leases contain renewal options, rent escalation clauses and/or landlord incentives. Rent expense for non-cancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. The effective lease commencement date represents the date on which the Company takes possession of, or controls the physical use of, the leased property. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability and is classified on the consolidated balance sheets with the lease-related liabilities.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. A contingent rent liability is recognized together with the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Financial Instruments

The carrying value of the Company's financial instruments approximates fair value, except for certain differences relating to ARS in Fiscal 2012 and certain other financial instruments. However, other than differences in the ARS as disclosed in Note 7, these differences were not significant as of July 27, 2013 or July 28, 2012. The fair value of financial instruments generally is determined by reference to fair market values resulting from the trading of the instruments on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates derived through the use of present value or other valuation techniques.

See Notes 7 and 8 for further discussion of the Company's financial instruments.

4. Recently Issued Accounting Standards

We have reviewed the recently issued accounting standards for Fiscal 2013 and determined that no new pronouncements are expected to have a material effect on the accompanying consolidated financial statements.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Acquisitions and Dispositions

The Charming Shoppes Acquisition

In June 2012, the Company acquired Charming Shoppes, which owned and operated multiple retail brands through over 1,800 retail stores and e-commerce operations including: Lane Bryant, Catherines, Fashion Bug and Figi’s, in an all cash transaction at $7.35 per share, for an aggregate purchase price of $882.1 million (excluding the assumption of debt and transaction costs) (collectively, the “Charming Shoppes Acquisition”). The acquisition was funded with $325 million from new borrowings including (a) a $300 million, six-year, variable-rate term loan and (b) $25 million of borrowings under the Company’s existing revolving credit facility, which was amended in connection with the transaction. The remainder was funded through available cash and equivalents and the liquidation of substantially all of the Company’s investment portfolio.

The Company accounted for the Charming Shoppes Acquisition under the purchase method of accounting for business combinations. Accordingly, the cost to acquire such assets was allocated to the underlying net assets in proportion to their respective fair values. Any excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. During Fiscal 2013, the Company made certain adjustments to goodwill to more fairly reflect the fair value of the underlying net assets acquired. Such adjustments, primarily relating to net assets related to discontinued operations and deferred tax assets and liabilities, resulted in an $11.8 million increase in miscellaneous net assets with a corresponding reduction to goodwill.

As adjusted during Fiscal 2013, the acquisition cost of $882.1 million was allocated to the acquired net assets based on their respective fair values, as follows: cash and cash equivalents of $203.5 million; inventories of $192.0 million; net assets related to discontinued operations of $79.2 million; other current and non-current assets of $97.6 million; deferred tax assets (net of deferred tax liabilities) of $18.2 million; property and equipment of $162.5 million; non-tax deductible goodwill of $347.1 million; intangible assets (consisting primarily of brands and trademarks) of $270.7 million; current liabilities of $199.5 million; long-term debt of $146.2 million; and other net liabilities of $143.0 million.

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

The results of operations of Charming Shoppes have been consolidated in the Company’s results of operations commencing on June 14, 2012, the effective date of the Charming Shoppes Acquisition. Such post-acquisition results included in the Company’s accompanying consolidated statement of operations for Fiscal 2012 consist of the following:

Fiscal Year Ended July 28, 2012
(millions)
Net sales	$156.1
Loss from continuing operations	(37.8)
Loss from discontinued operations, net of taxes	(9.6)
Net loss	(47.4)

The above results for Fiscal 2012 (i) exclude $14.0 million of acquisition-related, transaction costs, which were expensed as incurred by the Company and have been presented separately in the accompanying consolidated statement of operations for Fiscal 2012 and (ii) include a one-time, pretax charge of $14.0 million to settle certain pre-existing, equity awards held by employees of Charming Shoppes at the date of acquisition.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal Year Ended
	July 28, 2012	July 30, 2011
	(millions, except per share data)
Pro forma net sales	$4,535.5	$4,239.1
Pro forma income from continuing operations	$145.7	$137.7
Pro forma net income from continuing operations per common share:
Basic	$0.95	$0.88
Diluted	$0.91	$0.85

Sale of Investment

In June 2011, the Company sold a 65%-owned investment for a nominal amount of cash and certain contingent consideration. The contingent consideration gave the company the right to receive 65% of the proceeds realized by the owners of the company in excess of $1 million (and up to a maximum of $8 million) upon the occurrence of certain future realization events as defined in the underlying agreements, such as upon the sale of any interest in the company to a third-party, a dividend or distribution by the company, or any other recapitalization or other similar event involving the equity of the company. During Fiscal 2012, the Company exchanged its contingent interest in the investee for an additional 15% common equity interest, which had nominal value. No gain or loss was recognized on that exchange nor was a value placed on the additional common equity interest. In July 2012, this previously owned investee filed for bankruptcy protection.

As a result of the Fiscal 2011 transaction, the Company recognized a $2.5 million pretax loss in Fiscal 2011, which has been classified within Interest and other income, net, in the accompanying consolidated statement of operations. The sale of this investment did not have a material effect on the Company’s consolidated results of operations or financial position.

6. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	July 27, 2013	July 28, 2012
	(millions)
Justice	$196.2	$154.1
Lane Bryant	119.7	139.3
maurices	92.0	94.1
dressbarn	106.9	111.1
Catherines	26.1	34.8
Total inventories	$540.9	$533.4

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

During Fiscal 2013, the one remaining ARS with a book value of $2.7 million and a par value of $3.9 million at July 28, 2012 was redeemed at par. As a result of the transaction, the accumulated unrealized loss was reversed and included in the net change in unrealized gains and losses on available-for-sale securities in the accompanying consolidated statements of comprehensive income during Fiscal 2013. The redemption had no impact on net income.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of July 27, 2013, the Company’s only investment was restricted cash, which is classified within Short-term investments in the accompanying consolidated balance sheets. As of July 28, 2012, the company had restricted cash of $1.4 million, which is classified within Short-term investments in the accompanying consolidated balance sheets, and other investments of $3.2 million, primarily consisting of $2.7 million of ARS, which are classified within Other assets in the accompanying consolidated balance sheets. As of the end of each period, the Company’s investments were comprised of only available-for-sale securities. The Company had no securities classified as held-to-maturity or trading.

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

Financial assets utilizing Level 3 inputs consist of ARS of $2.7 million at July 28, 2012. There were no such amounts as of July 27, 2013, as the remaining ARS were redeemed at par in Fiscal 2013. The fair value measurements for items in Level 3 have been estimated using an income-approach model. The model considers factors that reflect assumptions market participants would use in pricing, including, among others: the collateralization underlying the investments; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market.

The following table provides a reconciliation of the beginning and ending balances of the investment securities measured at fair value using significant unobservable inputs (Level 3):

	Fiscal Years Ended
Level 3 (Unobservable inputs)	July 27, 2013	July 28, 2012
	(millions)
Balance at beginning of period	$2.7	$12.0
Change in temporary valuation adjustment included in OCI	1.2	2.4
Redemptions at par	(3.9)	(11.7)
Balance at end of period	$—	$2.7

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash, cash equivalents and restricted cash are recorded at carrying value, which approximates fair value. Available-for-sale investments in debt securities, which consist of ARS at July 28, 2012, are recorded at fair value, which was lower than the related cost basis in the investments by approximately $1.2 million at July 28, 2012. As the Company’s primary debt obligations are variable rate, there are no significant differences between the fair value and carrying value of the Company’s debt obligations.

The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill and other intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair value.

9. Property and Equipment

Property and equipment, net, consist of the following:

	July 27, 2013	July 28, 2012
	(millions)
Property and Equipment:
Land	$29.4	$29.4
Buildings and improvements	47.2	53.1
Leasehold improvements	531.4	453.0
Furniture, fixtures and equipment	401.0	335.1
Information technology	213.1	182.7
Construction in progress	165.3	72.0
	1,387.4	1,125.3
Less: accumulated depreciation	(562.6)	(451.1)
Property and equipment, net	$824.8	$674.2

The increase in property and equipment is due to current period expenditures primarily for store-related capital improvements, construction of the Company’s new corporate offices in Mahwah, NJ and spending related the integration of our technological and supply chain infrastructure.

Buildings

Purchase of New Jersey Office Building

In April 2012, the Company purchased a 137,000 square-foot building in Mahwah, NJ, for $14.6 million. Upon completion of the Company’s planned renovations and expansion, which are anticipated to be completed during the second half of Fiscal 2014, the location will become the new corporate offices for Ascena and the dressbarn brand.

Sale of New York Facility

In May 2012, the Company sold its 900,000 square-foot building and 16 acres of adjacent land (the “New York Facility”) in Suffern, NY, which contains Ascena and dressbarn’s corporate offices and the former warehouse space of dressbarn, for approximately $40.0 million. Simultaneously, the Company entered into a two-year leaseback for a minor portion of the building of approximately 124,000 square-feet of office space, which is cancelable at any time subject to a 10-day notice period. The transaction resulted in a pretax gain of approximately $6.9 million, which has been classified in SG&A expenses, within operating income, in the accompanying consolidated statement of operations for Fiscal 2012.

Tax Incentives

As an incentive for the Company to relocate its offices to New Jersey, the Company was approved, under the Grow New Jersey Assistance Program, for up to an annual $3.2 million tax credit for ten years, aggregating to an amount no greater than $32.4 million. The tax credits are subject to certain requirements including: (i) a required capital expenditure spending threshold for qualified improvements to the facility, (ii) the continued maintenance of certain employee levels for ten years in the new facility and in the State of New Jersey, and (iii) certain average employee compensation thresholds, as well as other stated requirements. In the event the Company fails to comply with the program rules, the credit will be suspended starting in the year when the Company fails to comply and until the Company is deemed again to be in compliance by the State of New Jersey, at which time it will be reinstated. The credits obtained from the program will be used by the Company to reduce its annual New Jersey corporate income tax liability and tax provision and, to the extent not used, carried forward or sold to a third-party for an amount not less than 75% of face value.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the incentives described above to relocate its offices to New Jersey, the Company was approved, under the New Jersey Business Employment Incentive Program, to receive an annual cash grant for up to ten years based on the number of new jobs created in New Jersey. The grant is available up to a maximum of $50,000 per employee over the course of the grant, subject to certain restrictions. In particular, the grant is subject to certain limits based on the amount of employee income taxes withheld and the number of new positions created, and is also subject to certain claw back provisions based on the length of time employment is sustained in New Jersey. These cash grants are expected to total between $4 and $6 million over the ten-year grant period.

As an incentive for the Company to expand its properties in Ohio (including its distribution center), the Company secured state and local tax incentives. The incentives awarded to the Company include state commercial activity tax credits, city income tax credits, real estate tax abatements and various grants with a total estimated benefit of $21.2 million over a 15 year period. To obtain the full benefits from these programs, the Company will generally need to meet certain minimum employment or expenditure commitments, as well as, comply with periodic reporting requirements.

Depreciation

The Company recognized depreciation expense of $173.4 million in Fiscal 2013, $106.2 million in Fiscal 2012, and $88.4 million in Fiscal 2011, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations. Fiscal 2013 includes the full year impact of the Charming Shoppes Acquisition. Also, in Fiscal 2013, as a result of the Company’s integration of its supply chain and technological infrastructure, the depreciable lives of certain existing assets were adjusted to reflect a shortened useful life for the assets that will be displaced as a result of these projects. Thus, Fiscal 2013 includes incremental depreciation expense for these assets of approximately $14.2 million. This additional expense reduced income from continuing operations by approximately $8.9 million and diluted net income per common share from continuing operations by approximately $0.05. Substantially all of these displaced assets will cease depreciating during Fiscal 2014.

10. Goodwill and Other Intangible Assets

As discussed in Note 3, goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are subject to annual impairment testing. Finite-lived intangible assets continue to be amortized over their respective estimated useful lives. Based on the results of the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets in each of Fiscal 2013, Fiscal 2012 and Fiscal 2011, no impairment charges were deemed necessary. Additionally, there have been no cumulative goodwill losses to date.

Goodwill

The following analysis details the changes in goodwill for each reportable segment during Fiscal 2013 and Fiscal 2012:

	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
	(millions)
Balance at July 30, 2011	$103.6	$—	$130.7	$—	$—	$234.3
Acquisition-related activity	—	332.1	—	—	26.8	358.9
Balance at July 28, 2012	103.6	332.1	130.7	—	26.8	593.2
Acquisition-related activity	—	(13.0)	—	—	1.2	(11.8)
Balance at July 27, 2013	$103.6	$319.1	$130.7	$—	$28.0	$581.4

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	July 27, 2013			July 28, 2012
Description	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
	(millions)
Intangible assets subject to amortization:
Proprietary technology	$6.5	$(4.8)	$1.7	$6.5	$(4.0)	$2.5
Customer relationships	2.7	(2.4)	0.3	2.7	(2.2)	0.5
Trade names	5.3	(2.2)	3.1	5.3	(0.6)	4.7
Total intangible assets subject to amortization	14.5	(9.4)	5.1	14.5	(6.8)	7.7

Intangible assets not subject to amortization:
Brands and trademarks	435.1	—	435.1	435.1	—	435.1
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	446.0	—	446.0	446.0	—	446.0
Total intangible assets	$460.5	$(9.4)	$451.1	$460.5	$(6.8)	$453.7

Amortization

The Company recognized amortization expense on other intangible assets of $2.6 million in Fiscal 2013, $1.2 million in Fiscal 2012, and $1.4 million in Fiscal 2011, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations. The Company amortizes its finite-lived intangible assets primarily over the following weighted-average periods: proprietary technology - 6 years; customer relationships – 3 years; and finite-lived trade names – 3 years. In addition, the weighted-average life of all finite-lived intangibles assets is 4 years. Based on the amount of intangible assets subject to amortization as of July 27, 2013, the expected amortization for each of the next five fiscal years is as follows:

Amortization Expense
(millions)
Fiscal 2014	$2.5
Fiscal 2015	2.3
Fiscal 2016	0.3
Fiscal 2017	—
Fiscal 2018	—
Total	$5.1

11. Impairments

Long-Lived Asset Impairments

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Impairment losses for retail store-related assets are included as a component of SG&A expenses in the accompanying consolidated statements of operations for all periods and are discussed below.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2013 Impairments

During the fiscal year ended July 27, 2013, the Company recorded an aggregate of $4.6 million in non-cash impairment charges, including $0.1 million in its Justice segment, $2.0 million in its Lane Bryant segment, $0.7 million in its maurices segment and $1.8 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. There were no impairment charges recorded at Catherines.

Fiscal 2012 Impairments

During the fiscal year ended July 28, 2012, the Company recorded an aggregate of $2.2 million in non-cash impairment charges, including $0.2 million in its Justice segment, $1.0 million in its maurices segment and $1.0 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. There were no impairment charges recorded at Lane Bryant or Catherines.

Fiscal 2011 Impairments

During the fiscal year ended July 30, 2011, the Company recorded an aggregate of $4.6 million in non-cash impairment charges, including $0.4 million in its Justice segment, $0.8 million in its maurices segment and $3.4 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores.

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

Based on the results of the impairment assessment for Fiscal 2013, the Company confirmed the fair value of its reporting units exceeded their respective carrying values and were not at risk of impairment. There have been no goodwill or intangible asset impairment losses recorded for any of the periods presented.

12. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	July 27, 2013	July 28, 2012
	(millions)
Prepaid expenses	$39.4	$39.2
Accounts and other receivables	80.9	77.2
Other current assets	0.4	6.8
Total prepaid expenses and other current assets	$120.7	$123.2

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 27, 2013	July 28, 2012
	(millions)
Accrued salary, wages and related expenses	$131.2	$125.1
Accrued operating expenses	146.7	91.4
Sales and other taxes payable	16.7	20.8
Other	6.8	23.9
Total accrued expenses and other current liabilities	$301.4	$261.2

14. Debt

Debt consists of the following:

	July 27, 2013	July 28, 2012
	(millions)
Revolving credit agreement	$135.0	$20.0
Charming Shoppes convertible notes	0.6	1.2
Term loan (a)	—	297.2
Mortgage notes	—	8.2
	135.6	326.6
Less: current portion	(0.6)	(4.2)
Total long-term debt	$135.0	$322.4

(a) The Term Loan is presented net of a $2.8 million original issue discount as of July 28, 2012.

The Charming Shoppes Acquisition was partially funded with $325 million from new borrowings, including (a) $300 million of borrowings under a six-year, variable rate term loan (“Term Loan”) and (b) $25 million of borrowings under our then-existing revolving credit agreement. In addition, the Company assumed approximately $149 million principal amount of indebtedness of Charming Shoppes, consisting of approximately $141 million of convertible notes and approximately $8 million of mortgages on certain owned real estate. As described further below, substantially all of the assumed obligations for the convertible notes were redeemed in July 2012, the assumed mortgage obligation was redeemed during Fiscal 2013, and the Term Loan was repaid in March 2013.

As noted above, the Company repaid its Term Loan in March 2013. In doing so, the Company (i) exercised an option to increase the capacity of its existing revolving credit facility by $50 million from $250 million to $300 million, (ii) borrowed approximately $263 million under the facility, (iii) used the proceeds to prepay the Term Loan and (iv) amended its then existing revolving credit facility (the “Revolving Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A., as administrative agent. The principal changes in terms related to expansion of the borrowing availability from $250 million to $500 million and an extension of the maturity date of the borrowing arrangement one year from June 2017 to June 2018. For accounting purposes, due principally to the expanded borrowing availability, the amendment to the Revolving Credit Agreement was treated as a modification to the existing arrangement and not as an extinguishment of debt. As a result, deferred financing costs related to the Revolving Credit Agreement of $3.8 million in Fiscal 2013 were aggregated with existing deferred financing costs and are being amortized to Interest expense over the new term.

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

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in an amount ranging between 25 basis points and 37.5 basis points per annum based on the Company’s leverage ratio existing at the end of the previous quarter and average utilization during the previous fiscal quarter.

As of July 27, 2013, after taking into account the $135.0 million of revolving debt outstanding and the $19.0 million in outstanding letters of credit, the Company had $333.0 million in its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses, and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of July 27, 2013, the actual fixed charge coverage ratio was 1.47 to 1.00. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of July 27, 2013.

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

Our Revolving Credit Agreement allows us to pay dividends, provided that at the time of and immediately after giving effect to the dividend, (i) there is no default or event of default, and (ii) Availability (as defined in the Revolving Credit Agreement) is not less than 20% of the aggregate Revolving Commitments (as defined in the Revolving Credit Agreement), subject to a minimum predetermined availability limit. Dividends are payable when declared by our Board of Directors.

Term Loan

In connection with the funding of the Charming Shoppes Acquisition during the fourth quarter of Fiscal 2012, the Company incurred $300 million of borrowings under a Term Loan with an original maturity of June 14, 2018. The Term Loan was recorded net of an original issue discount of $3 million, which was being amortized to Interest expense over the contractual life of the Term Loan.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

During the third quarter of Fiscal 2013, the Company prepaid the entire remaining outstanding principal balance of approximately $279 million under the Term Loan using approximately $263 million of borrowings under the Revolving Credit Agreement (as discussed above) and approximately $16 million of proceeds from the sale of Fashion Bug’s distribution center. These transactions resulted in an aggregate $7.9 million pretax loss on extinguishment of debt during the third quarter of Fiscal 2013, relating to a write-off of the remaining balances of the original issue discount and deferred financing costs. This loss has been disclosed as a component of the Loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

Charming Shoppes Convertible Notes

In connection with the Charming Shoppes Acquisition, the Company assumed $140.5 million aggregate principal amount of Charming Shoppes’s 1.125% Senior Convertible Notes due May 2014 (the “Charming Convertible Notes”). In conjunction with the change-in-control of Charming Shoppes, pursuant to the terms of the indenture governing the Charming Convertible Notes, each security holder had the right to require Charming Shoppes to repurchase all of its outstanding notes for the principal amount of the notes, plus accrued and unpaid interest to the repurchase date of July 27, 2012 (the “Convertible Notes Redemption”). In Fiscal 2012, substantially all of the Charming Convertible Notes were redeemed for $139.6 million, consisting of $139.2 million of principal and $0.4 million of interest thereon. No gain or loss was recognized in connection with the Convertible Notes Redemption. The Convertible Notes Redemption was funded through available cash on hand.

As of July 27, 2013, $0.6 million aggregate principal amount of Charming Convertible Notes remain outstanding and such notes are no longer convertible into Charming Shoppes’s common stock.

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

Other Letters of Credit

As of July 27, 2013, the Company had also issued $44.8 million of private label letters of credit relating to the importation of merchandise.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Income Taxes

Taxes on Income

Domestic and foreign pretax income from continuing operations are as follows:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
	(millions)
Domestic	$189.8	$237.9	$253.9
Foreign	52.8	41.1	30.5
Total income from continuing operations before provision for income taxes	$242.6	$279.0	$284.4

Provisions (benefits) from continuing operations for current and deferred income taxes are as follows:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
	(millions)
Current:
Federal (a)	$30.6	$66.6	$69.6
State and local (a)	5.7	16.4	14.9
Foreign	10.6	7.9	6.6
	46.9	90.9	91.1
Deferred:
Federal	38.6	20.6	20.8
State and local	1.4	(4.4)	2.5
Foreign	0.5	0.1	(0.5)
	40.5	16.3	22.8
Total provision for income taxes from continuing operations	$87.4	$107.2	$113.9

(a)	Excludes federal, state and local tax benefits of approximately $14.1 million in Fiscal 2013, $7.3 million in Fiscal 2012 and $5.7 million in Fiscal 2011 resulting from stock-based compensation arrangements. Such amounts were recorded within equity.

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided for continuing operations are as set forth below:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
Provision for income taxes from continuing operations at the U.S. federal statutory rate	$84.9	$97.7	$99.5
Increase (decrease) due to:
State and local income taxes, net of federal benefit	8.4	9.0	11.3
Net change relating to uncertain income tax benefits	(6.4)	(5.5)	(1.4)
Other – net	0.5	6.0	4.5
Total provision for income taxes from continuing operations	$87.4	$107.2	$113.9

The Company's effective tax rate is higher than the statutory rate principally as a result of state income tax costs attributable to the Company’s domestic retail and procurement businesses, as well as certain non-deductible costs for which the Company is not expected to receive a tax benefit.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Taxes

Significant components of the Company's net deferred tax assets (liabilities) are as follows:

	Fiscal Years Ended
	July 27,	July 28,
	2013	2012
	(millions)
Deferred tax assets:
Inventory capitalization and inventory-related items	$13.4	$6.0
Tax credit and net operating loss carryforwards	34.5	64.9
Capital loss carryover and unrealized losses	2.0	1.4
Accrued payroll & benefits	51.5	60.7
Share-based compensation	24.4	19.5
Straight-line rent	39.0	41.4
Federal benefit of uncertain tax positions	13.4	15.7
Other items	49.8	51.3
Total deferred tax assets	228.0	260.9
Deferred tax liabilities:
Depreciation	88.7	63.2
Amortization	162.5	163.3
Foreign unremitted earnings	23.9	14.0
Other items	28.8	20.5
Total deferred tax liabilities	303.9	261.0
Valuation allowance	(2.8)	(11.8)
Net deferred tax liabilities	$(78.7)	$(11.9)

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S.  In 2013, the Company changed its assertion regarding $5.5 million of earnings and used those earnings to fund the Canadian expansion reversing $0.9 million of U.S. deferred taxes previously provided, bringing the total of indefinitely reinvested earnings outside the U.S. to $20.5 million.  Future capital requirements of the Company’s international business operations might cause management to continue to change its assertion in regard to some portion of the foreign earnings on which U.S. taxes have been provided, resulting in a reversal of additional federal deferred tax liabilities.

Effective with the closing of the Charming Shoppes Acquisition, Charming Shoppes’s federal consolidated group ceased to exist and the companies acquired as a result of the transaction joined the Company’s federal consolidated group. As part of the acquisition, the Company acquired the pre-existing federal and state net operating loss carryforwards, tax credits and charitable contribution carryovers of Charming Shoppes valued at $69.3 million. The Company expects to utilize the acquired net operating loss carryforwards, tax credits and unexpired charitable contributions carryovers in future periods, subject to annual section 382 and other statutory limitations. As of July 27, 2013, these are valued at $36.6 million. At the end of Fiscal 2013, the Company had a $2.8 million valuation allowance against the aggregate carrying value of its deferred tax assets. Such valuation allowances provide for the uncertainty that a portion of the recognized deferred tax assets may not be realizable. In Fiscal 2013, the Company recorded a decrease in the valuation allowance of $9.0 million, primarily due to a decrease in the aforementioned tax attributes acquired as part of the Charming Shoppes Acquisition.

Net Operating Loss Carry Forwards

As of July 27, 2013, the Company has U.S. Federal net operating loss carryforwards of $78.0 million and state net operating loss carryforwards of $50.3 million that are available to offset future U.S. Federal and state taxable income.  The majority of the U.S. Federal net operating losses have a twenty-year carryforward period, and expire between Fiscal 2028 and Fiscal 2031.  The state net operating losses have carryforward periods of five to twenty years, with varying expiration dates and amounts as follows:  $3.4 million in one to five years, $16.1 million in six to ten years, $15.2 million in eleven to fifteen years, and $15.6 million in sixteen to twenty years.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain Income Tax Benefits

Reconciliation of Liabilities

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for each fiscal year is presented below:

	Fiscal Years Ended
	July 27,	July 28,	July 30,
	2013	2012	2011
	(millions)
Unrecognized tax benefit beginning balance	$40.5	$17.4	$19.3
Additions related to acquisitions	2.8	35.7	—
Additions related to current period tax positions	1.5	0.7	1.3
Additions related to tax positions in prior years	2.2	0.7	1.5
Reductions related to prior period tax positions	(3.0)	(7.0)	(3.7)
Reductions related to settlements with taxing authorities	(5.7)	(2.1)	(0.5)
Reductions related to expiration of statute of limitations	(7.1)	(4.9)	(0.5)
Unrecognized tax benefit ending balance	$31.2	$40.5	$17.4

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for each fiscal year is presented below:

	Fiscal Years Ended
	July 27,	July 28,	July 30,
	2013	2012	2011
	(millions)
Accrued interest and penalties beginning balance	$21.2	$5.1	$4.6
Additions related to acquisitions	—	18.7	—
Additions (reductions) charged to expense	(4.7)	(2.6)	0.5
Accrued interest and penalties ending balance	$16.5	$21.2	$5.1

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is primarily included in Other non-current liabilities in the accompanying consolidated balance sheets, was $44.9 million as of July 27, 2013 and $61.7 million as of July 28, 2012.

Future Changes in Unrecognized Tax Benefits

The amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $7.4 million during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future. The Company’s portion of gross unrecognized tax benefits that would affect its effective tax rate, including interest and penalties, is $31.5 million.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2005.

16. Employee Benefit Plans

Retirement Savings Plan (401(k))

The Company currently sponsors a defined contribution retirement savings plan (401(k)). This plan covers substantially all eligible U.S. employees, including current employees of Charming Shoppes effective as of August 2012. Participating employees may contribute a percentage of their annual compensation, subject to certain limitations under the Internal Revenue Code. The Company contributes a matching amount equal to 50% of the first 5% of salary contributed by an employee. Under the terms of the plan, an employee is 100% vested in Company matching contributions after three years of accredited service. The Company incurred expenses of approximately $4.7 million in Fiscal 2013, $3.1 million in Fiscal 2012 and $2.7 million in Fiscal 2011, relating to its contributions to and administration of its 401(k) plans.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ERP Plan participants can contribute up to 95% of base salary and bonus, before federal and state taxes are calculated.  The Company makes a matching contribution to the ERP Plan in the amount of 100% on the first 5% of base salary and bonus deferred. Employees vest immediately in their voluntary deferrals, but employer matching contributions are subject to a 5-year vesting requirement. The Company made matching contributions of approximately $2.7 million in Fiscal 2013, $2.2 million in Fiscal 2012 and $2.1 million in Fiscal 2011 relating to the ERP Plan. In addition, as the ERP Plan is unfunded by the Company, the Company is also required to pay an investment return to participating employees on all account balances in the ERP Plan based on 27 reference investment fund elections offered to participating employees. As a result, the Company’s obligations under the ERP Plan are subject to market appreciation and depreciation, which resulted in expense of $7.7 million in Fiscal 2013, $1.4 million in Fiscal 2012 and $5.4 million in Fiscal 2011. The Company’s obligations under the ERP Plan, including employee compensation deferrals, matching employer contributions and investment returns on account balances, were $62.4 million as of July 27, 2013 and $49.6 million as of July 28, 2012. As of July 27, 2013, $11.8 million was classified within Accrued expenses and other current liabilities and $50.6 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. As of July 28, 2012, $2.0 million was classified within Accrued expenses and other current liabilities and $47.6 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets.

In addition, in connection with the Charming Shoppes Acquisition, the Company assumed a $9.2 million liability relating to a non-qualified, deferred compensation plan of Charming Shoppes. Charming Shoppes had suspended all provisions for matching company contributions prior to the acquisition and settled such liability prior to July 28, 2012. Certain officers and executives of Charming Shoppes became eligible to participate in the Company’s ERP plan in August 2012.

Employee Stock Purchase Plan

The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of the Company’s common stock during each quarterly offering period at a 10% discount through bi-weekly payroll deductions. Expenses incurred during Fiscal 2013, Fiscal 2012 and Fiscal 2011 relating to this plan were de minimus.

17. Commitments and Contingencies

Lease Commitments

The Company leases all of its retail stores. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term of approximately 10 years with one or more 5-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term. In Fiscal 2012 and Fiscal 2011, the Company also received rental income and reimbursement for taxes and common area maintenance charges primarily from two tenants that occupy a portion of the New York Facility. Such rental income was $1.1 million for Fiscal 2012 and $1.8 million for Fiscal 2011. Such amounts are classified within Interest and other income, net, in the accompanying consolidated statements of operations.

The Company’s operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 27, 2013. The minimum lease payments do not include common area maintenance (“CAM”) charges or real estate taxes, which are also required contractual obligations under the operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of occupancy costs follows:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
	(millions)
Base rentals	$391.6	$269.0	$245.9
Percentage rentals	21.0	14.1	12.1
Other occupancy costs, primarily CAM and real estate taxes	128.6	88.3	78.5
	541.2	371.4	336.5
Less: Rental income from third parties	—	(1.1)	(1.8)
Total	$541.2	$370.3	$334.7

The following is a schedule of future minimum rentals under non-cancelable operating leases as of July 27, 2013:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2014	$385.1
2015	340.0
2016	295.1
2017	245.7
2018	191.1
Subsequent years	681.5
Total future minimum rentals	$2,138.5

(a)	Net of sublease income, which is not significant in any period.
(b)	Although certain leases are cancelable if specified sales levels are not achieved, future minimum rentals under such leases have been included in the above table.

Leases with Related Parties

The Company leases two stores from its Chairman or related trusts. Future minimum rentals under such related-party leases are approximately $0.4 million annually and in the aggregate $0.8 million, which have been included in the above table. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense under these leases amounted to approximately $0.4 million in Fiscal 2013, $0.4 million in Fiscal 2012 and $0.4 million in Fiscal 2011.

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

Other off-balance sheet firm commitments, which primarily include $835.1 million of inventory purchase commitments and $63.8 million of outstanding letters of credit, amounted to approximately $904.4 million as of July 27, 2013.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Legal Matters

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

18. Equity

Capital Stock

The Company’s capital stock consists of one class of common stock and one class of preferred stock. There are 360 million shares of common stock authorized to be issued and 100 thousand shares of preferred stock authorized to be issued. There are no shares of preferred stock issued or outstanding.

Common Stock Split

In April 2012, the Company effected a two-for-one common stock split (“stock split”) to stockholders of record at the close of business on March 20, 2012. The stock split was effectuated through a 100% stock dividend and entitled each stockholder of record to receive one additional share of common stock for each share of common stock they owned. As such, approximately 77.0 million shares outstanding immediately prior to the stock split were converted into 153.9 million shares after the stock split. The Company recorded an increase in common stock of $0.8 million and corresponding decrease in additional-paid-in-capital as a result of the stock split. In addition, the number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and other restricted equity awards has been adjusted to reflect the stock split. All common share and per common share data, except par value per share, presented in the consolidated financial statements and the accompanying notes for Fiscal 2011 have been adjusted to reflect the stock split.

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

In Fiscal 2012, 2.7 million shares of common stock were repurchased by the Company at an aggregate cost of $37.2 million under its repurchase program. In Fiscal 2011, 5.0 million shares of common stock were repurchased by the Company at an aggregate cost of $72.9 million under its repurchase program. No shares of common stock were repurchased in Fiscal 2013. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at July 27, 2013.

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion and are payable when declared by the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company’s Revolving Credit Agreement as described in Note 14, “Restrictions under the Revolving Credit Agreement.”

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The reorganization was effectuated through the conversion of 78.9 million shares of The Dress Barn, Inc.’s common stock (with a par value of $0.05 per share) into an equal number of shares of Ascena common stock (with a par value of $0.01 per share). The conversion resulted in a decrease in the par value of common stock with a corresponding increase in additional paid-in-capital. The Ascena Reorganization was accounted for as a reorganization of entities under common control; therefore, there was no revaluation of The Dress Barn, Inc.’s consolidated assets and liabilities, and the Company continues to use the historical cost basis method of accounting.

19. Stock-Based Compensation

Long-term Stock Incentive Plan

The Company is authorized to issue up to 51 million shares of stock-based awards to eligible employees and directors of the Company under its 2010 Stock Incentive Plan, as amended (the “2010 Stock Plan”). The 2010 Stock Plan provides for the granting of either Incentive Stock Options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock and other stock-based awards (including restricted stock units), to eligible employees and directors of the Company. The 2010 Stock Plan expires on September 19, 2022.

As of July 27, 2013, there were approximately 14.6 million shares under the 2010 Stock Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	July 27,	July 28,	July 30,
	2013	2012	2011
	(millions)
Compensation expense	$29.5	$28.4	$19.7
Income tax benefit	$(11.0)	$(10.7)	$(7.6)

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	July 27,	July 28,	July 30,
	2013	2012	2011
Expected term (years)	3.9	3.9	3.8
Expected volatility	41.6%	41.7%	46.9%
Risk-free interest rate	0.7%	0.9%	1.3%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value	$7.29	$4.77	$5.31

A summary of the stock option activity under all plans during Fiscal 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding- July 28, 2012	14,103.0	$9.69	6.4	$130.1
Granted	2,375.5	20.49
Exercised	(3,675.2)	7.58
Cancelled/Forfeited	(643.7)	13.45
Options outstanding – July 27, 2013	12,159.6	$12.24	6.4	$81.8

Options vested and expected to vest at July 27, 2013 (b)	11,816.8	$12.60	6.6	$80.6
Options exercisable at July 27, 2013	5,591.6	$9.25	5.0	$52.3

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of July 27, 2013, there was $24.0 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. The total intrinsic value of options exercised during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was approximately $44.5 million, $25.5 million and $21.4 million, respectively. The total fair value of options that vested during Fiscal 2013, Fiscal 2012 and Fiscal 2011, was approximately $11.8 million, $10.3 million, and $8.4 million, respectively.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance-based or market-based Restricted Equity Awards also entitle the holder to receive shares of common stock of the Company at the end of a vesting period. However, such awards are subject to (a) the grantee’s continuing employment, (b) the Company’s achievement of certain performance goals over a pre-defined performance period and (c) in the case of market-based conditions, the Company’s achievement of certain market-based goals over the pre-defined performance period. Both performance-based and market-based Restricted Equity Awards generally vest at the completion of the performance period.

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

A summary of Restricted Equity Awards activity during Fiscal 2013 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 28, 2012	1,206.1	$14.27	1,475.0	$12.69	326.6	$12.90
Granted	1,374.4	20.22	274.3	18.61	82.5	18.13
Vested	(619.4)	16.69	—	—	—	—
Cancelled/Forfeited (a)	(97.9)	15.96	(1,109.2)	12.77	(219.4)	13.61
Nonvested at July 27, 2013	1,863.2	$17.77	640.1	$15.08	189.7	$14.35

(a)	During Fiscal 2013, 558.2 thousand Performance-based shares and 87.7 thousand Market-based shares were cancelled and replaced with 645.9 thousand Cash-Settled LTIP Awards.

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards
Total unrecognized compensation at July 27, 2013 (millions)	$14.6	$4.5	$1.4
Weighted-average years expected to be recognized over (years)	3.2	1.8	1.8

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additional information pertaining to Restricted Equity Awards activity is as follows:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
Service-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$20.22	$15.10	$13.53
Total fair value of awards vested (millions)	10.0	5.0	1.5

Performance-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$18.61	$12.74	$13.02
Total fair value of awards vested (millions)	—	—	—

Market-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$18.13	$12.33	$13.77
Total fair value of awards vested (millions)	—	—	—

Cash-Settled Long-Term Incentive Plan Awards

In October 2012, the Compensation Committee of the Board of Directors approved certain modifications to a portion of the Company’s outstanding, performance-based stock-settled awards. In particular, an aggregate of approximately 0.6 million performance and market-based, stock-settled awards held by 44 employees were canceled in exchange for grants of a corresponding amount of new awards that will be settled in cash. Other than the terms of settlement, the Cash-Settled LTIP Awards have identical restrictions and rights as the prior awards. The Cash-Settled LTIP Awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of an original three-year performance period. Consistent with the terms of the original awards, such awards are subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a pre-defined three year performance period for, separately, the Fiscal 2011-2013 period and the Fiscal 2012-2014 period. As a result of those modifications, the Company recognized a $1.7 million, one-time charge during the first quarter of Fiscal 2013.

In addition, since October 2012, the Company granted 0.4 million Cash-Settled LTIP Awards to certain employees. Similar to above, such awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of a three-year performance period. Such awards are subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a pre-defined three year performance period for the Fiscal 2013-2015 period.

Compensation expense for the Cash-Settled LTIP Awards is recognized over the related vesting period based on the expected performance of the plan and changes in the Company’s stock price over time. The total amount of compensation expense recognized for the Cash-Settled LTIP Awards during Fiscal 2013 was $1.2 million. Such amounts have been included as a component of SG&A expenses in the accompanying consolidated statements of operations, with the related liability included in the accompanying consolidated balance sheets as a component of both Accrued expenses and other current liabilities and Other non-current liabilities.

Cash-Settled Long-Term Incentive Plan Awards
Number of Shares
(thousands)
Nonvested at July 28, 2012	—
Granted	998.1
Vested	—
Cancelled/Forfeited (a)	(142.7)
Nonvested at July 27, 2013	855.4

(a)	During Fiscal 2013, 645.9 thousand Cash-Settled LTIP Awards were granted to replace 558.2 thousand Performance-based restricted equity shares and 87.7 thousand Market-based restricted shares.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20. Segments

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, e-commerce and licensing. The five reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s executive team to evaluate performance and allocate resources. In identifying reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in five reportable segments as follows:

•	Justice segment – consists of the specialty retail, outlet, e-commerce and licensing operations of the Justice brand, as well as the specialty retail and e-commerce operations of the Brothers brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and e-commerce operations of the Lane Bryant and Cacique brands.

•	maurices segment – consists of the specialty retail, outlet and e-commerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and e-commerce operations of the dressbarn brand.

•	Catherines segment - consists of the specialty retail, outlet and e-commerce operations of the Catherines brand.

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 2 and 3. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

Net sales and operating income for each segment are as follows:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
	(millions)
Net sales
Justice	$1,407.4	$1,306.7	$1,150.0
Lane Bryant (a)	1,050.1	119.7	—
maurices	917.6	852.9	776.5
dressbarn	1,020.7	1,037.6	987.5
Catherines (a)	319.1	36.4	—
Total net sales	$4,714.9	$3,353.3	$2,914.0

Operating income
Justice	$182.3	$172.5	$129.3
Lane Bryant (a)	(30.1)	(10.1)	—
maurices	107.0	102.7	104.5
dressbarn	30.3	56.9	56.0
Catherines (a)	10.4	(4.0)	—
Subtotal	299.9	318.0	289.8
Less unallocated acquisition-related, integration and restructuring costs	(34.6)	(25.4)	—
Total operating income	$265.3	$292.6	$289.8

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for Fiscal 2012 is only a partial period from the acquisition date to July 28, 2012.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and amortization expense and capital expenditures for each segment are as follows:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
Depreciation and amortization expense	(millions)
Justice	$56.3	$42.8	$39.0
Lane Bryant (a)	43.7	5.2	—
maurices	31.5	26.1	22.2
dressbarn	38.5	32.5	28.6
Catherines (a)	6.0	0.8	—
Total depreciation and amortization expense	$176.0	$107.4	$89.8

Capital expenditures (b)
Justice	$65.9	$58.9	$34.5
Lane Bryant (a)	49.1	3.9	—
maurices	45.1	42.4	36.6
dressbarn	50.3	45.0	31.0
Catherines (a)	2.7	0.2	—
Corporate (c)	77.8	—	—
Total capital expenditures	$290.9	$150.4	$102.1

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for Fiscal 2012 is only a partial period from the acquisition date to July 28, 2012.

(b) Excludes non-cash capital expenditures of $58.9 million in Fiscal 2013, $13.4 million in Fiscal 2012 and $3.6 million in Fiscal 2011.

(c) Includes capital expenditures for company-wide initiatives such as the Company’s new corporate offices in Mahwah, NJ and the integration of the Company’s supply chain and technological infrastructure.

Total assets for each segment are as follows:	As of
	July 27, 2013	July 28, 2012
Assets	(millions)
Justice	$745.3	$694.7
Lane Bryant	842.5	853.0
maurices	512.3	499.7
dressbarn	309.6	287.3
Catherines	83.0	89.6
Corporate (a)	379.0	382.8
Total assets	$2,871.7	$2,807.1

(a) Includes assets specifically identified as Corporate assets, principally cash, investments, corporate fixed assets, other corporate assets and assets related to discontinued operations.

The Company’s operations are largely concentrated in the United States and Canada. Accordingly, net sales and long-lived assets by geographic location are not meaningful at this time.

21. Additional Financial Information

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	July 30, 2011
	(millions)
Cash Interest and Taxes:

Cash paid for interest	$15.6	$1.3	$1.4
Cash paid for income taxes	$19.7	$109.4	$94.2

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related accrued obligations in the net amount of $58.9 million for Fiscal 2013, $13.4 million for Fiscal 2012 and $3.6 million for Fiscal 2011.

In addition, significant non-cash investing activities during Fiscal 2012 included the allocation of the fair value of the net assets acquired in connection with the Charming Shoppes Acquisition (See Note 5 for further discussion). Further, significant non-cash financing activities during 2012 included a two-for-one common stock split (See Note 18 for further discussion).

Significant non-cash investing and financing activities for Fiscal 2011 also included the Ascena Reorganization (see Note 18 for further discussion).

There were no other significant non-cash investing or financing activities for Fiscal 2013, Fiscal 2012 or Fiscal 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Suffern, New York

We have audited the accompanying consolidated balance sheets of Ascena Retail Group, Inc. and subsidiaries (the “Company”) as of July 27, 2013 and July 28, 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three fiscal years in the period ended July 27, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ascena Retail Group, Inc. and subsidiaries as of July 27, 2013 and July 28, 2012, and the results of its operations and its cash flows for each of the three fiscal years in the period ended July 27, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 27, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 24, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

September 24, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Suffern, New York

We have audited the internal control over financial reporting of Ascena Retail Group, Inc. and subsidiaries (the “Company”) as of July 27, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 27, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended July 27, 2013 of the Company and our report dated September 24, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

September 24, 2013

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

Fiscal Year Ended July 27, 2013	Fourth Quarter(1)(2)	Third Quarter(1)(3)	Second Quarter(1)(3)	First Quarter(1)
	(millions, except per share data)
Net sales	$1,197.7	$1,142.2	$1,237.5	$1,137.5
Gross margin	671.6	657.8	662.1	656.6
Income from continuing operations	38.3	32.9	37.8	46.2
(Loss) income from discontinued operations, net of taxes	(8.5)	(1.7)	9.4	(3.1)
Net income	29.8	31.2	47.2	43.1

Net income (loss) per common share – basic:
Continuing operations	$0.24	$0.21	$0.24	$0.30
Discontinued operations	$(0.05)	$(0.01)	$0.06	$(0.02)

Net income (loss) per common share – diluted:
Continuing operations	$0.23	$0.20	$0.23	$0.29
Discontinued operations	$(0.05)	$(0.01)	$0.06	$(0.02)

Fiscal Year Ended July 28, 2012	Fourth Quarter (4)	Third Quarter (4)	Second Quarter	First Quarter
	(millions, except per share data)
Net sales	$939.7	$783.3	$862.0	$768.3
Gross margin	501.6	459.9	477.3	439.8
Income from continuing operations	11.2	49.4	63.7	47.5
Loss from discontinued operations, net of taxes	(9.6)	—	—	—
Net income	1.6	49.4	63.7	47.5

Net income (loss) per common share:
Basic	$0.07	$0.32	$0.42	$0.31
Diluted	$(0.06)	$—	$—	$—

Net income (loss) per common share – diluted:
Continuing operations	$0.07	$0.31	$0.40	$0.30
Discontinued operations	$(0.06)	$—	$—	$—

(1)	Includes acquisition-related, integration and restructuring costs of $6.4 million, $6.8 million, $6.9 million and $14.5 million in the first, second, third and fourth quarters of Fiscal 2013, respectively.

(2)	Includes accelerated depreciation of $14.2 million in the fourth quarter of Fiscal 2013 in connection with the Company’s supply chain and technological integration. Refer to Note 9 to the consolidated financial statements for additional information.

(3)	Includes losses on the extinguishment of debt of $1.4 million and $7.9 million in the second and third quarters of Fiscal 2013, respectively.

(4)	Includes the Charming Shoppes Acquisition, effective as of June 14, 2012. Acquisition-related, transaction costs of $6.8 million and 7.2 million were incurred in the third and fourth quarters of Fiscal 2012, respectively. In addition, acquisition-related integration and restructuring costs of $25.4 million were incurred in the fourth quarter of Fiscal 2012.

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended July 27, 2013 have been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for the fiscal years ended July 31, 2010 and July 25, 2009 have been derived from audited financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Years Ended(1)
	July 27, 2013 (2)(3)(4)	July 28, 2012 (4)(5)(6)	July 30, 2011 (2)(4)	July 31, 2010 (2)(4)(7)	July 25, 2009 (4)
	(millions, except for share data)
Statement of Operations Data:
Net sales	$4,714.9	$3,353.3	$2,914.0	$2,374.6	$1,494.2
Depreciation and amortization expense	(176.0)	(107.4)	(89.8)	(71.6)	(48.5)
Operating income	265.3	292.6	289.8	217.5	105.0
Income from continuing operations	$155.2	$171.8	$170.5	$133.4	$66.6

Net income from continuing operations per common share:
Basic	$0.99	$1.12	$1.09	$0.92	$0.55
Diluted	$0.95	$1.08	$1.05	$0.87	$0.53

Balance sheet data:
Cash and cash equivalents	$186.4	$164.3	$243.5	$240.6	$240.8
Short-term investments	3.0	1.4	54.1	86.5	113.0
Non-current investments	—	3.2	138.5	15.8	30.8
Working capital (8)	290.2	319.0	378.3	356.9	214.7
Total assets	2,871.7	2,807.1	1,839.6	1,654.1	1,129.2
Total debt	135.6	326.6	—	26.0	128.8
Total equity	$1,556.4	$1,340.9	$1,158.0	$1,014.7	$632.4

(1)	Fiscal 2010 consisted of 53 weeks. All other Fiscal years presented consisted of 52 weeks.

(2)	Includes losses on the extinguishment of debt of $9.3 million in Fiscal 2013, $4.0 million in Fiscal 2011 and $5.8 million in Fiscal 2010. Refer to Note 14 to the consolidated financial statements for additional information.

(3)	Includes $14.2 million in Fiscal 2013 of accelerated depreciation in connection with the Company’s supply chain and technological integration efforts. Refer to Note 9 in the consolidated financial statements for additional information.

(4)	Includes acquisition-related, restructuring and integration costs in Operating income of $34.6 million in Fiscal 2013 and $25.4 million in Fiscal 2012. Includes corporate-related reorganization costs in Operating income of $12.3 million in Fiscal 2011, $7.4 million in Fiscal 2010 and $3.6 million in Fiscal 2009.

(5)	The Charming Shoppes Acquisition was consummated on June 14, 2012. Refer to Note 5 to the consolidated financial statements for additional information.

(6)	Includes acquisition-related, transaction costs of $14.0 million in Fiscal 2012.

(7)	The merger with Tween Brands was consummated in November 2009.

(8)	Fiscal 2013 and Fiscal 2012 include net assets related to discontinued operations.

