Form 10-Q
period 2013-10-26
Ascena Retail Group, Inc.
filed 2013-12-02
CIK 1498301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 26, 2013

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

Yes ☐ No ☒

The Registrant had 160,936,915 shares of common stock outstanding as of November 27, 2013.

INDEX

PART I. FINANCIAL INFORMATION (Unaudited)

ASCENA RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	October 26,	July 27,
	2013	2013
	(millions, except per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202.0	$186.4
Short-term investments	3.7	3.0
Inventories	633.5	540.9
Assets related to discontinued operations	6.4	38.8
Deferred tax assets	54.5	53.0
Prepaid expenses and other current assets	104.8	120.7
Total current assets	1,004.9	942.8
Property and equipment, net	904.5	824.8
Goodwill	581.4	581.4
Other intangible assets, net	450.5	451.1
Other assets	77.3	71.6
Total assets	$3,018.6	$2,871.7

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$264.1	$259.2
Accrued expenses and other current liabilities	315.6	301.4
Deferred income	58.9	61.2
Liabilities related to discontinued operations	19.4	21.5
Income taxes payable	8.6	8.7
Current portion of long term debt	0.6	0.6
Total current liabilities	667.2	652.6
Long-term debt	188.0	135.0
Lease-related liabilities	244.1	242.9
Deferred income taxes	138.4	131.7
Other non-current liabilities	152.7	153.1
Commitments and contingencies (Note 10)
Total liabilities	1,390.4	1,315.3

Equity:
Common stock, par value $0.01 per share; 160.7 million and 159.5 million shares issued and outstanding	1.6	1.6
Additional paid-in capital	613.1	592.8
Retained earnings	1,015.3	963.2
Accumulated other comprehensive loss	(1.8)	(1.2)
Total equity	1,628.2	1,556.4
Total liabilities and equity	$3,018.6	$2,871.7

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATION

	Three Months Ended
	October 26,	October 27,
	2013	2012
	(millions, except per share data)
	(unaudited)

Net sales	$1,196.6	$1,137.5
Cost of goods sold	(486.6)	(480.9)
Gross margin	710.0	656.6

Other costs and expenses:
Buying, distribution and occupancy costs	(219.3)	(206.8)
Selling, general and administrative expenses	(353.2)	(332.9)
Acquisition-related, integration and restructuring costs	(5.3)	(6.4)
Depreciation and amortization expense	(46.6)	(37.6)
Total other costs and expenses	(624.4)	(583.7)
Operating income	85.6	72.9

Interest expense	(1.5)	(4.8)
Interest and other income, net	—	0.3
Income from continuing operations before provision for income taxes	84.1	68.4
Provision for income taxes from continuing operations	(29.8)	(22.2)
Income from continuing operations	54.3	46.2
Loss from discontinued operations, net of taxes (1)	(1.7)	(3.1)
Net income	$52.6	$43.1

Net income per common share - basic:
Continuing operations	$0.34	$0.30
Discontinued operations	(0.01)	(0.02)
Total net income per basic common share	$0.33	$0.28

Net income per common share – diluted:
Continuing operations	$0.33	$0.29
Discontinued operations	(0.01)	(0.02)
Total net income per diluted common share	$0.32	$0.27

Weighted average common shares outstanding:
Basic	159.4	155.0
Diluted	164.1	161.3

(1) Loss from discontinued operations is presented net of a $2.6 million and a $3.1 million income tax benefit for the three months ended October 26, 2013 and October 27, 2012, respectively.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 26,	October 27,
	2013	2012
	(millions)
	(unaudited)
Net income	$52.6	$43.1
Other comprehensive (loss) income, net of tax
Net change in unrealized gains on available-for-sale investments (1)	—	0.2
Foreign currency translation adjustment	(0.6)	0.2
Total other comprehensive (loss) income	(0.6)	0.4
Total comprehensive income	$52.0	$43.5

(1) No tax benefits have been provided in any period primarily due to the uncertainty of realization of cumulative capital loss tax benefits.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 26,	October 27,
	2013	2012
	(millions)
	(unaudited)
Cash flows from operating activities:
Net income .	$52.6	$43.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46.6	37.6
Deferred income tax expense	(9.0)	(6.0)
Deferred rent and other occupancy costs	(8.8)	(4.1)
Non-cash stock-based compensation expense	13.2	7.5
Non-cash impairments of assets	1.8	0.5
Non-cash interest expense	0.3	0.3
Other non-cash (income) expense	(0.2)	0.2
Excess tax benefits from stock-based compensation	(1.5)	(6.8)
Changes in operating assets and liabilities:
Inventories	(92.6)	(73.2)
Accounts payable, accrued liabilities and income tax liabilities	49.5	52.7
Deferred income liabilities	(0.9)	0.3
Lease-related liabilities	10.2	7.0
Other balance sheet changes	(3.6)	(29.9)
Changes in net assets related to discontinued operations	(16.6)	2.1
Net cash provided by operating activities	41.0	31.3

Cash flows from investing activities:
Capital expenditures	(130.0)	(60.5)
Proceeds from sale of assets	42.2	—
Purchase of investments	(0.7)	—
Proceeds from sales and maturities of investments .	—	0.5
Net cash used in investing activities	(88.5)	(60.0)

Cash flows from financing activities:
Proceeds from borrowings	241.0	—
Repayments of debt	(188.0)	(21.9)
Payment of deferred financing costs	—	(1.7)
Proceeds from stock options exercised and employee stock purchases	8.6	13.8
Excess tax benefits from stock-based compensation	1.5	6.8
Net cash provided by (used in) financing activities	63.1	(3.0)

Net increase (decrease) in cash and cash equivalents	15.6	(31.7)
Cash and cash equivalents at beginning of period	186.4	164.3

Cash and cash equivalents at end of period	$202.0	$132.6

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls and boys. The Company operates, through its wholly owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company operates approximately 3,900 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $4.7 billion for the fiscal year ended July 27, 2013. Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 984 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 790 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range. The maurices segment includes approximately 886 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 842 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 390 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

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

The consolidated balance sheet data as of July 27, 2013 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended July 27, 2013 (the “Fiscal 2013 10-K”), which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2013 10-K for a complete set of financial statements.

Basis of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP, and present the financial position, results of operations, comprehensive income and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP. There were no variable interest entities as of October 26, 2013.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2014 will end on July 26, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”). The first quarter of Fiscal 2014 ended on October 26, 2013 and was a 13-week period. The first quarter of Fiscal 2013 ended on October 27, 2012 and was also a 13-week period.

Prior to Fiscal 2014, the financial position and results of operations of Charming Sourcing, which was acquired in the June 2012 acquisition of Charming Shoppes, Inc. (the “Charming Shoppes Acquisition”), were reported on a one-month lag. The Company’s operating results for the first quarter of Fiscal 2013 include the operating results of Charming Sourcing from July 1, 2012 through September 30, 2012. Effective with the beginning of Fiscal 2014, the fiscal year-end of Charming Sourcing was changed to conform to the Company’s fiscal year-end. The change was recorded as an adjustment to the opening balance of retained earnings as of the beginning of Fiscal 2014. The net effect of such adjustment, and the prior reporting lag, was not material to the consolidated financial statements of the Company.

Discontinued Operations

Contemporaneously with the closing of the Charming Shoppes Acquisition, the Company announced its intent to cease operating the acquired Fashion Bug business and its intent to sell the acquired Figi’s business. Accordingly, these businesses have been classified as a component of discontinued operations within the consolidated financial statements.

The Fashion Bug business ceased operations in February 2013. Additionally, as discussed in the Fiscal 2013 10-K, in August 2013, the Company entered into an agreement to sell the principal net assets of the Figi’s business (the “Figi’s Sale”) and recorded an $8 million pretax charge during the fourth quarter of Fiscal 2013 to reduce the carrying value of the Figi’s net assets to an amount approximating the net sales proceeds. The Figi’s Sale closed during the first quarter of Fiscal 2014 and resulted in an additional $1.6 million pretax charge. The charge includes estimated transaction costs, which are expected to be finalized during the second quarter of Fiscal 2014. This charge has been classified as a component of discontinued operations in the accompanying consolidated statement of operations.

Operating results for the discontinued businesses, including $7.4 million of revenues for the first quarter of Fiscal 2014 (only consisting of revenues from the Figi’s business) and $148.5 million of revenues for the first quarter of Fiscal 2013, have been segregated and reported separately as a component of discontinued operations in the accompanying consolidated statements of operations.

The major components of assets and liabilities related to the discontinued businesses as of October 26, 2013 are as follows: other current assets of $6.4 million and accounts payable and other accrued liabilities of $19.4 million.

Seasonality of Business

The Company’s business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, sales at Justice tend to be significantly higher during the fall season which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season that is focused on gift-giving merchandise. The maurices brand experiences peak sales during the December holiday season as well as during the early spring which includes the Easter holiday season. The dressbarn brand has historically experienced higher sales in the spring, which includes the Easter and Mother’s Day holidays. The Lane Bryant and Catherines brands typically experience peak sales during the Easter, Mother’s Day and December holiday seasons. Lane Bryant’s peak sales around Mother’s Day typically extend through Memorial Day and into early summer. In addition, our results of operations and cash flows may fluctuate materially in any quarterly period depending on, among other things, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is included in Other non-current liabilities in the accompanying consolidated balance sheets, was $37.1 million as of October 26, 2013 and $44.9 million as of July 27, 2013. The Company’s liability for uncertain tax positions decreased by $7.8 million primarily as a result of the reversal of certain liabilities associated with uncertain tax positions due largely to the expiration of applicable federal and state income tax statutes of limitations for certain years in the first quarter of Fiscal 2014. The amount of this liability is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $3.1 million, excluding interest and penalties, during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	October 26,	October 27,
	2013	2012
	(millions)
Basic	159.4	155.0
Dilutive effect of stock options, restricted stock and restricted stock units	4.7	6.3
Diluted shares	164.1	161.3

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of October 26, 2013 and October 27, 2012, there was an aggregate of approximately 5.9 million and 3.1 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of restricted stock units that were excluded from the diluted share calculations.

4. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	October 26,	July 27,	October 27,
	2013	2013	2012
		(millions)
Justice	$215.4	$196.2	$182.2
Lane Bryant	144.9	119.7	153.7
maurices	128.0	92.0	104.1
dressbarn	107.4	106.9	120.8
Catherines	37.8	26.1	43.2
Total inventories	$633.5	$540.9	$604.0

5. Fair Value Measurements

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

Cash, cash equivalents and restricted cash are recorded at carrying value, which approximates fair value. Available-for-sale investments in debt securities have historically been recorded at fair value. As the Company’s primary debt obligations are variable rate, there are no significant differences between the fair value and carrying value of the Company’s debt obligations.

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

6. Impairments

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

Fiscal 2014 Impairment

During the first quarter of Fiscal 2014, the Company recorded an aggregate of $1.8 million in non-cash impairment charges, including $0.1 million in its Justice segment, $0.3 million in its Lane Bryant segment, $0.4 million in its maurices segment and $1.0 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. There were no impairment charges recorded at Catherines during the first quarter of Fiscal 2014.

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

7. Debt

	October 26,	July 27,
Debt consists of the following:	2013	2013
	(millions)
Revolving credit agreement	$188.0	$135.0
Charming Shoppes convertible notes	0.6	0.6
	188.6	135.6
Less: current portion	(0.6)	(0.6)
Total long-term debt	$188.0	$135.0

Revolving Credit Agreement

The Company’s revolving credit facility (the “Revolving Credit Agreement”) provides a senior secured revolving credit facility up to $500 million, with an optional additional increase of up to $100 million. The Revolving Credit Agreement expires in June 2018. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. However, availability under the Revolving Credit Agreement fluctuates from month-to-month based on the Company’s underlying collateral position at the end of the period. Our collateral position is determined, at any given period, by the aggregate of the Company’s (i) inventory position (less reserves), (ii) market value of eligible real properties up to certain limits, and (iii) eligible credit card receivables. The Revolving Credit Agreement may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The Revolving Credit Agreement includes a $250 million letter of credit sublimit, of which $60 million can be used for standby letters of credit, and a $25 million swing loan sublimit.

Borrowings under the Revolving Credit Agreement bear interest at a variable rate determined using a base rate equal to the greatest of the (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points; plus an applicable margin ranging from 50 basis points to 200 basis points based on a combination of the type of borrowing (prime or LIBOR), the Company’s leverage ratio (defined below) existing at the end of the previous quarter, and average borrowing availability during the previous fiscal quarter.

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

As of October 26, 2013, after taking into account the $188.0 million of revolving debt outstanding and the $19.0 million in outstanding letters of credit, the Company had $293.0 million in its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses, and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayment, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of October 26, 2013, the actual fixed charge coverage ratio was 1.32 to 1.00. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of October 26, 2013.

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

Other Letters of Credit

As of October 26, 2013, the Company had also issued $33.8 million of private label letters of credit relating to the importation of merchandise.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Equity

Summary of Changes in Equity:	Three Months Ended
	October 26, 2013	October 27, 2012
	(millions)

Balance at beginning of period	$1,556.4	$1,340.9
Total comprehensive income	52.0	43.5
Cash settled LTIP conversion (a)	—	(6.9)
Shares issued and equity grants made pursuant to stock-based compensation plans	20.4	28.1
Other	(0.6)	—
Balance at end of period	$1,628.2	$1,405.6

(a) During the first quarter of Fiscal 2013, approximately 0.6 million performance and market-based shares were cancelled and replaced with a corresponding amount of new awards that will be settled in cash, and the underlying value was reclassified to liabilities.

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

There were no purchases of common stock by Company during the first quarter of Fiscal 2014 under its repurchase program. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at October 26, 2013.

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion of, and are payable when declared by, the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company’s Revolving Credit Agreement as described in Note 7, “Restrictions under the Revolving Credit Agreement.”

9. Stock-based Compensation

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

As of October 26, 2013, there were approximately 10.8 million shares under the 2010 Stock Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	October 26,	October 27,
	2013	2012
	(millions)
Compensation expense	$13.2	$7.5
Income tax benefit	$(5.0)	$(2.7)

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

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the three months ended October 26, 2013 and October 27, 2012 are presented as follows:

	Three Months Ended
	October 26, 2013	October 27, 2012
Expected term (years)	3.9	4.0
Expected volatility	40.0%	41.7%
Expected dividend yield	0%	0%
Risk-free interest rate	1.5%	0.7%
Weighted-average grant date fair value	$7.13	$7.39

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the three months ended October 26, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 27, 2013	12,159.6	$12.24	6.4	$81.8
Granted	2,685.7	19.91
Exercised	(819.8)	10.53
Cancelled/Forfeited	(93.9)	16.81
Options outstanding – October 26, 2013	13,931.6	$13.79	6.3	$83.4

Options vested and expected to vest at October 26, 2013 (b)	13,468.4	$14.26	7.3	$82.3
Options exercisable at October 26, 2013	7,379.2	$10.31	5.3	$68.6

(a) The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b) The number of options expected to vest takes into consideration estimated expected forfeitures.

As of October 26, 2013, there was $38.7 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years. The total intrinsic value of options exercised during the three months ended October 26, 2013 was approximately $7.6 million and during the three months ended October 27, 2012 was approximately $22.0 million. The total fair value of options that vested during the three months ended October 26, 2013 was approximately $12.4 million and during the three months ended October 27, 2012 was approximately $10.1 million.

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

The fair values of both service-based and performance-based Restricted Equity Awards are based on the fair value of the Company’s common stock at the date of grant. However, for market-based Restricted Equity Awards, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market-based award based on the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company and its peer group.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of Restricted Equity Awards activity during the three months ended October 26, 2013 is as follows:

	Service-based		Performance-based		Market-based
	Restricted Equity Awards		Restricted Equity Awards		Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 27, 2013	1,863.2	$17.77	640.1	$15.08	189.7	$14.35
Granted	306.7	20.06	185.1	20.06	41.3	19.46
Vested	(797.8)	18.90	(163.1)	12.21	(54.4)	10.68
Cancelled/Forfeited	(19.2)	18.47	—	—	—	—
Nonvested at October 26, 2013	1,352.9	$17.62	662.1	$17.18	176.6	$16.68

	Service-based	Performance-based	Market-based
	Restricted Equity Awards	Restricted Equity Awards	Restricted Equity Awards

Total unrecognized compensation at October 26, 2013 (millions)	$15.9	$7.5	$2.0
Weighted-average years expected to be recognized over (years)	3.5	2.2	2.0

Cash-Settled Long-Term Incentive Plan Awards

In October 2012, the Compensation Committee of the Board of Directors approved certain modifications to a portion of the Company’s outstanding, performance-based stock-settled awards. In particular, an aggregate of approximately 0.6 million performance and market-based, stock-settled awards held by 44 employees were canceled in exchange for grants of a corresponding amount of new awards that will be settled in cash (collectively, the “Cash-Settled LTIP Awards”). Other than the terms of settlement, the Cash-Settled LTIP Awards have identical restrictions and rights as the prior awards. The Cash-Settled LTIP Awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of an original three-year-performance period. Consistent with the terms of the original awards, such awards are subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a pre-defined three-year-performance period for, separately, the Fiscal 2011-2013 period and the Fiscal 2012-2014 period. As a result of those modifications, the Company recognized a $1.7 million, one-time charge during the first quarter of Fiscal 2013.

In addition, in the first quarter of Fiscal 2014, the Company granted 0.4 million Cash-Settled LTIP Awards to certain employees. Similar to above, such awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of a three-year-performance period. Such awards are subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a pre-defined three-year-performance period for the Fiscal 2014-2016 period.

Compensation expense for the Cash-Settled LTIP Awards is recognized over the related vesting period based on the expected performance of the plan and changes in the Company’s stock price over time. The total amount of compensation expense recognized for the Cash-Settled LTIP Awards during the first quarter of Fiscal 2014 was $2.8 million. Such amount has been included as a component of SG&A expenses in the accompanying consolidated statements of operations, with the related liability included in the accompanying consolidated balance sheets as a component of both Accrued expenses and other current liabilities and Other non-current liabilities.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of Cash-Settled Long-Term Incentive Plan Awards during the three months ended October 26, 2013 is as follows:

Cash-Settled Long- Term Incentive Plan Awards
Number of Shares
(thousands)
Nonvested at July 27, 2013	855.4
Granted	369.4
Vested	(287.5)
Cancelled/Forfeited	(8.7)
Nonvested at October 26, 2013	928.6

10. Commitments and Contingencies

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

11. Segment Information

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

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 3 and 4 to the Company’s consolidated financial statements included in the Fiscal 2013 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating income (loss), and depreciation and amortization expense for each segment are as follows:

	Three Months Ended
	October 26, 2013	October 27, 2012
	(millions)
Net sales:
Justice	$372.5	$358.3
Lane Bryant	247.7	229.8
maurices	242.1	224.6
dressbarn	257.2	252.0
Catherines	77.1	72.8
Total net sales	$1,196.6	$1,137.5

Operating income (loss):
Justice	$51.9	$56.3
Lane Bryant	(4.1)	(17.0)
maurices	28.1	29.6
dressbarn	9.1	9.0
Catherines	5.9	1.4
Subtotal	90.9	79.3
Less unallocated acquisition-related, integration and restructuring costs	(5.3)	(6.4)
Total operating income	$85.6	$72.9

Depreciation and amortization expense:
Justice	$14.3	$12.0
Lane Bryant	11.7	9.8
maurices	8.8	6.8
dressbarn	10.3	7.7
Catherines	1.5	1.3
Total depreciation and amortization expense	$46.6	$37.6

12. Additional Financial Information

	Three Months Ended
	October 26,	October 27,
Cash Interest and Taxes:	2013	2012
	(millions)
Cash paid for interest	$1.1	$5.5
Cash paid for income taxes	$5.4	$4.1

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $55.8 million for the three months ended October 26, 2013 and $11.5 million for the three months ended October 27, 2012.

There were no other significant non-cash investing or financing activities for the three months ended October 26, 2013 or October 27, 2012.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended July 27, 2013 (the "Fiscal 2013 10-K"). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INTRODUCTION

Management discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month period ended October 26, 2013. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month periods ended October 26, 2013 and October 27, 2012.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the three-month periods ended October 26, 2013 and October 27, 2012, as well as a discussion of our financial condition and liquidity as of October 26, 2013. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures, (iii) anticipated capital expenditures, and (iv) any material changes in financial condition and commitments since the end of Fiscal 2013 (as defined below).

•	Market risk management. This section discusses any significant changes in our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions since the end of Fiscal 2013.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2013. Significant changes include those considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2013 10-K.

•	Recently issued accounting pronouncements. This section notes that we have assessed the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

In this Form 10-Q, references to "Ascena," "ourselves," "we," "our," "us" and the "Company" refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2014 will end on July 26, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”). The first quarter of Fiscal 2014 ended on October 26, 2013 and was a 13-week period. The first quarter of Fiscal 2013 ended on October 27, 2012 and was also a 13-week period.

OVERVIEW

Our Business

The Company operates, through its wholly owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company operates approximately 3,900 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $4.7 billion for the fiscal year ended July 27, 2013.

We classify our businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 984 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 790 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range. The maurices segment includes approximately 886 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 842 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 390 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

Seasonality of Business

Our business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods.  In particular, sales at Justice tend to be significantly higher during the fall season which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season that is focused on gift-giving merchandise.   The maurices brand experiences peak sales during the December holiday season as well as during the early spring which includes the Easter holiday season. The dressbarn brand has historically experienced higher sales in the spring, which includes the Easter and Mother’s Day holidays. The Lane Bryant and Catherines brands typically experience peak sales during the Easter, Mother’s Day and December holiday seasons.  Lane Bryant’s peak sales around Mother’s Day typically extend through Memorial Day and into the early summer. In addition, our results of operations and cash flows may fluctuate materially in any quarterly period depending on, among other things, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Basis of Presentation

Discontinued Operations

Contemporaneously with the closing of the acquisition of Charming Shoppes, Inc. (the “Charming Shoppes Acquisition”), the Company announced its intent to cease operating the acquired Fashion Bug business and its intent to sell the acquired Figi’s business. The Fashion Bug business ceased operations in February 2013. Additionally, in August 2013, the Company entered into an agreement to sell the principal net assets of the Figi’s business (the “Figi’s Sale”). The Figi’s Sale closed during the first quarter of Fiscal 2014 and included estimated transaction costs, which are expected to be finalized during the second quarter of Fiscal 2014.

Accordingly, these businesses have been classified as a component of discontinued operations within the accompanying unaudited consolidated financial statements of the Company.

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

While we experienced improved combined store and e-commerce comparable sales during the first quarter of Fiscal 2014, customer traffic and spending patterns, at times, remained inconsistent. We believe that the inconsistent traffic patterns and lower level of consumer spending were largely related to some of the macroeconomic and other conditions mentioned above, particularly the recent debt ceiling debate, increased taxation and continued high unemployment. Such macroeconomic and other factors could continue to have a negative effect on consumer spending in the U.S., which in turn, could have a material effect on our business, results of operations, financial condition and cash flows.

Operating Results

Three Months Ended October 26, 2013 compared to Three Months Ended October 27, 2012

For the three months ended October 26, 2013, we reported net sales of $1.197 billion, income from continuing operations of $54.3 million and net income from continuing operations per diluted share of $0.33. This compares to net sales of $1.138 billion, income from continuing operations of $46.2 million and net income from continuing operations per diluted share of $0.29 for the three months ended October 27, 2012. Including a loss from discontinued operations of $1.7 million, or $0.01 per diluted share, net income was $52.6 million for the three months ended October 26, 2013 and net income per diluted share was $0.32. This compares to a loss from discontinued operations of $3.1 million, or $0.02 per diluted share, and net income of $43.1 million, or $0.27 per diluted share for the three months ended October 27, 2012.

The increase in net income and net income per diluted share during the first quarter of Fiscal 2014 was primarily due to an increase in operating income, which reflected the absence in Fiscal 2014 of approximately $20 million of one-time, non-cash inventory expenses associated with the Charming Shoppes Acquisition purchase accounting write-up of inventory to fair market value as of the acquisition date, which was recognized as expense during the first quarter of Fiscal 2013. Operating income also benefitted from the increase in sales which was more than offset by increases in both Buying, distribution and occupancy costs and SG&A expenses tied, in part, to the sales growth, and incremental depreciation expense. Also contributing to the increase in net income and net income per diluted share was a decrease in interest expense related to lower average borrowings outstanding during Fiscal 2014 as compared to Fiscal 2013 and lower losses from discontinued operations. These increases were offset, in part, by an increase in the provision for income taxes.

Our operating performance for the first quarter of Fiscal 2014 was positively affected by a 5.2% increase in net sales. The increase in net sales was driven by an increase in combined store and e-commerce comparable sales at all of our brands. Excluding the impact of the purchase accounting adjustments discussed above, our gross margin rate decreased by 20 basis points to 59.3% as higher margins at maurices, dressbarn and Catherines, were more than offset by lower margins at Justice and Lane Bryant.

Operating income increased $12.7 million, or 17.4%, to $85.6 million for the three months ended October 26, 2013 from $72.9 million for the three months ended October 27, 2012. Operating income as a percentage of net sales increased 80 basis points, to 7.2% in the first quarter of Fiscal 2014 from 6.4% in the first quarter of Fiscal 2013. The increase was mainly due to the absence of the purchase accounting adjustments discussed above. Excluding the impact of the purchase accounting adjustments, operating income as a percentage of net sales decreased by 100 basis points mainly related to increases in both (i) SG&A expenses resulting from new store growth, increased marketing costs and increased administrative expenses related to the e-commerce growth and (ii) depreciation expense resulting from the opening of new stores during the last twelve months and accelerated depreciation of existing assets whose useful lives were shortened by the Company’s supply chain and technological integration efforts.

The provision for income taxes from continuing operations increased by $7.6 million, or 34.2%, to $29.8 million. The effective tax rate increased 290 basis points, to 35.4% for three months ended October 26, 2013 from 32.5% for the three months ended October 27, 2012. The increase in the effective tax rate was primarily the result of lower tax benefits relating to the accounting for discrete items in the first quarter of Fiscal 2014.

Net income increased by $9.5 million, or 22.0%, to $52.6 million primarily due to the increase in operating income, a decrease in interest expense and lower losses from discontinued operations. These net increases were partially offset by the increase in the provision for income taxes.

Net income per diluted common share increased by $0.05, or 18.5%, to $0.32 per share for the three months ended October 26, 2013 from $0.27 per share for the three months ended October 27, 2012. The increase in diluted per share results was due to a higher level of net income from continuing operations and lower losses from discontinued operations, partially offset by an increase in weighted-average diluted common shares outstanding.

Financial Condition and Liquidity

We ended the first quarter of Fiscal 2014 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $17.1 million, compared a net cash and investments position of $53.8 million as of the end of Fiscal 2013.

The decrease in our net cash and investments position as of October 26, 2013 as compared to July 27, 2013 was primarily due to additional net borrowings under the Revolving Credit Agreement (as defined and discussed below under “Debt”) used to fund the holiday-season working capital requirements and our use of cash to support our capital expenditures (as discussed below under “Capital Spending”), partially offset by our operating cash flows. Our equity increased to $1.628 billion as of October 26, 2013, compared to $1.556 billion as of July 27, 2013, primarily due to our net income during the first quarter of Fiscal 2014.

We generated $41.0 million of cash from operations during the first quarter of Fiscal 2014, compared to $31.3 million during the first quarter of Fiscal 2013. During the first quarter of Fiscal 2014, we borrowed an additional $53.0 million of net borrowings under the revolving credit agreement, generated $42.2 million through the sales of assets and used $130.0 million for capital expenditures primarily associated with our retail store expansion and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for three-month periods ended October 26, 2013 and October 27, 2012 presented herein has been affected by certain transactions, including:

•	Certain acquisition-related, integration and restructuring costs primarily related to the Charming Shoppes Acquisition, as more fully described in Note 5 to our audited consolidated financial statements included in our Fiscal 2013 10-K;

•	Certain non-recurring purchase accounting costs related to the Charming Shoppes Acquisition; and

•	Accelerated depreciation of fixed assets related to our integration initiatives.

A summary of the effect of certain of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended
	October 26,	October 27,
	2013	2012
	(millions)
Acquisition-related, integration and restructuring costs	$(5.3)	$(6.4)
One-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value	—	(19.9)
Accelerated depreciation associated with the Company’s supply chain and technological integration efforts	(2.9)	—
Total	$(8.2)	$(26.3)

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

Three Months Ended October 26, 2013 compared to Three Months Ended October 27, 2012

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	October 26, 2013	October 27, 2012	$ Change	% Change
	(millions, except per share data)
Net sales	$1,196.6	$1,137.5	$59.1	5.2%

Cost of goods sold	(486.6)	(480.9)	(5.7)	1.2%
Cost of goods sold as % of net sales	40.7%	42.3%
Gross margin	710.0	656.6	53.4	8.1%
Gross margin as a % of net sales	59.3%	57.7%
Other costs and expenses:
Buying, distribution and occupancy costs	(219.3)	(206.8)	(12.5)	6.0%
Buying, distribution and occupancy costs as % of net sales	18.3%	18.2%
Selling, general and administrative expenses	(353.2)	(332.9)	(20.3)	6.1%
SG&A expenses as % of net sales	29.5%	29.3%
Acquisition-related, integration and restructuring costs	(5.3)	(6.4)	1.1	(17.2)%
Depreciation and amortization expense	(46.6)	(37.6)	(9.0)	23.9%
Total other costs and expenses	(624.4)	(583.7)	(40.7)	7.0%
Operating income	85.6	72.9	12.7	17.4%
Operating income as % of net sales	7.2%	6.4%
Interest expense	(1.5)	(4.8)	3.3	(68.8)%
Interest and other income, net	—	0.3	(0.3)	NM
Income from continuing operations before provision for income taxes	84.1	68.4	15.7	23.0%
Provision for income taxes from continuing operations	(29.8)	(22.2)	(7.6)	34.2%
Effective tax rate(a)	35.4%	32.5%
Income from continuing operations	54.3	46.2	8.1	17.5%
Loss from discontinued operations, net of taxes (b)	(1.7)	(3.1)	1.4	(45.2)%
Net income	$52.6	$43.1	$9.5	22.0%

Net income per common share - basic:
Continuing operations	$0.34	$0.30	$0.04	13.3%
Discontinued operations	(0.01)	(0.02)	0.01	(50.0)%
Total net income per basic common share	$0.33	$0.28	$0.05	17.9%

Net income per common share - diluted:
Continuing operations	$0.33	$0.29	$0.04	13.8%
Discontinued operations	(0.01)	(0.02)	0.01	(50.0)%
Total net income per diluted common share	$0.32	$0.27	$0.05	18.5%

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.
(b)	Loss from discontinued operations is presented net of a $2.6 million and a $3.1 million income tax benefit for the three months ended October 26, 2013 and October 27, 2012, respectively.
(NM)	Not Meaningful

Net Sales. Net sales increased by $59.1 million, or 5.2%, to $1.197 billion for the three months ended October 26, 2013 from $1.138 billion for the three months ended October 27, 2012. The increase was primarily due to higher combined store and e-commerce comparable sales at all of our brands. The Company believes our e-commerce operations are interdependent with our brick-and-mortar store sales and, as such, we believe that reporting combined store and e-commerce comparable sales on a brand-by-brand basis, as discussed below, is a more appropriate presentation. The net sales increase was also due to new store growth, particularly at our Justice and maurices brands. On a consolidated basis, comparable store sales increased by $15.1 million, or 2% to $982.4 million during the first quarter of Fiscal 2014 from $967.3 million during the first quarter of Fiscal 2013. Also on a consolidated basis, E-commerce sales increased by $22.3 million, or 27% to $105.7 million during the first quarter of Fiscal 2014 from $83.4 million during the first quarter of Fiscal 2013.

Net sales data for our five business segments is presented below.

	Three Months Ended
	October 26, 2013	October 27, 2012	$ Change	% Change
	(millions)		(millions)
Net sales:
Justice	$372.5	$358.3	$14.2	4.0%
Lane Bryant	247.7	229.8	17.9	7.8%
maurices	242.1	224.6	17.5	7.8%
dressbarn	257.2	252.0	5.2	2.1%
Catherines	77.1	72.8	4.3	5.9%
Total net sales	$1,196.6	$1,137.5	$59.1	5.2%

Comparable store sales (a)				2%
E-commerce comparable sales				27%
Combined store and e-commerce comparable sales				4%

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

Justice net sales. The net increase primarily reflects:

•	an increase of $8.8 million, or 3%, in combined store and e-commerce comparable sales during the three months ended October 26, 2013;
•	a $7.9 million increase in non-comparable stores sales, primarily driven by an increase related to 23 net new store openings during the last twelve months; and
•	a $2.5 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $15.1 million, or 7%, in combined store and e-commerce comparable sales during the three months ended October 26, 2013;
•	a $0.6 million increase in non-comparable stores sales, primarily driven by 45 new store openings during the last twelve months. The positive effect of the new store openings was partially offset by 70 store closings in the last twelve months; and
•	a $2.2 million increase in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $5.0 million, or 2%, in combined store and e-commerce comparable sales during the three months ended October 26, 2013;
•	a $12.4 million increase in non-comparable stores sales, primarily driven by an increase related to 46 net new store openings during the last twelve months; and
•	a $0.1 million increase in other revenues.

dressbarn net sales. The net increase primarily reflects:

•	an increase of $1.6 million, or 1%, in combined store and e-commerce comparable sales during the three months ended October 26, 2013; and
•	a $3.6 million increase in non-comparable stores sales, primarily driven by 36 new store openings during the last twelve months. The positive effect of the new store openings was partially offset by 34 store closings in the last twelve months.

Catherines net sales. The net increase primarily reflects:

•	an increase of $6.8 million, or 11%, in combined store and e-commerce comparable sales during the three months ended October 26, 2013;
•	a $3.0 million decrease in non-comparable stores sales, primarily driven by a decrease related to 27 store closings during the last twelve months; and
•	a $0.5 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 160 basis points to 59.3% for the three months ended October 26, 2013 from 57.7% for the three months ended October 27, 2012. The gross margin rate benefited from the absence in Fiscal 2014 of approximately $20 million of one-time, non-cash inventory expenses associated with the Charming Shoppes Acquisition purchase accounting write-up of inventory to fair market value as of the acquisition date, which was recognized as expense during the first quarter of Fiscal 2013. Excluding the impact of the purchase accounting adjustments, our gross margin rate decreased slightly as higher margins at maurices, dressbarn and Catherines, were more than offset by lower margins at Justice and Lane Bryant due to increased promotional activity.

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

Buying, distribution and occupancy costs increased by $12.5 million, or 6.0%, to $219.3 million for the three months ended October 26, 2013 from $206.8 million for the three months ended October 27, 2012. Buying, distribution and occupancy costs as a percentage of net sales increased by 10 basis points to 18.3% for the three months ended October 26, 2013 from 18.2% for the three months ended October 27, 2012. The increase in Buying, distribution and occupancy costs in terms of dollars was mainly a result of increases in buying-related costs and distribution expenses resulting largely from the new store growth and the increased sales volume.

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

SG&A expenses increased by $20.3 million, or 6.1%, to $353.2 million for the three months ended October 26, 2013 from $332.9 million for the three months ended October 27, 2012. SG&A expenses as a percentage of net sales increased by 20 basis points to 29.5% in the first quarter of Fiscal 2014 from 29.3% in the first quarter of Fiscal 2013. SG&A expenses, expressed both in terms of dollars and as a percentage of sales, increased as additional expenses resulting from new store growth, higher marketing costs and increased administrative expenses more than offset the cost-savings achieved by the on-going reduction of the duplicative overhead structure acquired in the Charming Shoppes Acquisition. This reduction is expected to continue over the next couple of years.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $9.0 million, or 23.9%, to $46.6 million for the three months ended October 26, 2013 from $37.6 million for the three months ended October 27, 2012. The increase was primarily due to higher capital expenditures, which resulted, in part, from the new store openings during the last twelve months and accelerated depreciation of existing assets whose useful lives were shortened as a result of the Company’s supply chain and technological integration efforts.

Operating Income. Operating income increased $12.7 million, or 17.4%, to $85.6 million for the three months ended October 26, 2013 from $72.9 million for the three months ended October 27, 2012. Operating income as a percentage of net sales increased 80 basis points, to 7.2% in the first quarter of Fiscal 2014 from 6.4% in the first quarter of Fiscal 2013. The increase was mainly due to the absence of the purchase accounting adjustments discussed above. Excluding the impact of the purchase accounting adjustments, operating income as a percentage of net sales decreased by 100 basis points mainly related to the aforementioned increases in SG&A expenses and depreciation expenses.

Operating income data for our five business segments is presented below.

	Three Months Ended
	October 26, 2013	October 27, 2012	$ Change	% Change
	(millions)		(millions)
Operating income (loss):
Justice	$51.9	$56.3	$(4.4)	(7.8)%
Lane Bryant	(4.1)	(17.0)	12.9	(75.9)%
maurices	28.1	29.6	(1.5)	(5.1)%
dressbarn	9.1	9.0	0.1	1.1%
Catherines	5.9	1.4	4.5	321.4%
Subtotal	90.9	79.3	11.6	14.6%
Less unallocated acquisition-related, integration and restructuring costs	(5.3)	(6.4)	1.1	(17.2)%
Total operating income	$85.6	$72.9	$12.7	17.4%

Justice operating income decreased by $4.4 million as the flow-through of margin on the higher sales volume at a lower gross margin rate was more than offset by increases in SG&A expenses and depreciation expense. The margin decrease was due to increased promotional activity. The increase in SG&A expenses primarily reflected higher marketing costs. The increase in depreciation expense resulted from the new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

Lane Bryant operating loss decreased by $12.9 million primarily due to the absence of approximately $15.3 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value recognized in the first quarter of Fiscal 2013. Excluding the impact of the purchase accounting adjustments, the operating results decreased as the flow-through of margin on the higher sales volume was more than offset by increases in Buying, distribution and occupancy and SG&A costs. The higher Buying, distribution and occupancy costs resulted from increases in buying-related costs and higher distribution expenses related to the increased sales volume. The higher SG&A costs resulted from increases in store-related payroll costs and higher marketing costs.

maurices operating income decreased by $1.5 million as an increase in sales and gross margin rates was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The gross margin rate benefited from lower product costs. The increase in Buying, distribution and occupancy costs was mainly a result of increases in store occupancy and distribution center expenses, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses during the first quarter of Fiscal 2014 was primarily due to store-related payroll costs and other store expenses resulting from the new store growth and increased administrative expenses related to e-commerce growth. The increase in depreciation expense resulted mainly from new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

dressbarn operating income was essentially flat as an increase in sales and gross margin rates was offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The higher gross margin rate was mainly attributable to a better sell-through of merchandise and lower markdowns. Buying, distribution and occupancy costs increased primarily due to an increase in buying-related costs and store occupancy costs. The increase in SG&A expenses was primarily due to higher administrative payroll costs and increased administrative expenses related to e-commerce growth. The increase in depreciation expense is primarily due to new store growth and accelerated depreciation as a result of the Company’s supply chain and technological integration efforts.

Catherines operating income increased by $4.5 million primarily due to the absence of approximately $4.6 million of one-time, non-cash inventory expense associated with the write-up of inventory to fair market value during the first quarter of Fiscal 2013. Excluding the impact of the purchase accounting adjustments, the operating results reflected a flow-through of margin on the higher sales volume and higher gross margin rates, which were offset by increases in Buying, distribution and occupancy costs and SG&A expenses.

Unallocated operating income. The unallocated expenses of $5.3 million for the first quarter of Fiscal 2014 and $6.4 million for the first quarter of Fiscal 2013 represent Acquisition-related, integration and restructuring costs incurred during the period related to the Charming Shoppes Acquisition.

Interest Expense. Interest expense decreased by $3.3 million, or 68.8%, to $1.5 million for the three months ended October 26, 2013 from $4.8 million for the three months ended October 27, 2012. The decrease was primarily the result of a decrease in the average borrowings outstanding during Fiscal 2014 as compared to Fiscal 2013. The decrease in average borrowings outstanding resulted from the Company’s net repayment of debt during Fiscal 2013.

Interest and Other Income, Net. Interest and other income, net decreased by $0.3 million for the three months ended October 26, 2013 from $0.3 million for the three months ended October 27, 2012 to zero for the three months ended October 26, 2013.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations increased by $7.6 million, or 34.2%, to $29.8 million for the three months ended October 26, 2013 from $22.2 million for the three months ended October 27, 2012. The increase in provision for income taxes was primarily a result of higher pretax income in the first quarter of Fiscal 2014, offset in part by a higher effective income tax rate. The effective tax rate increased 290 basis points to 35.4% for three months ended October 26, 2013 from 32.5% for the three months ended October 27, 2012. The increase in the effective tax rate was primarily the result of lower tax benefits relating to the accounting for discrete items in the first quarter of Fiscal 2014.

Net Income. Net income includes income from continuing and discontinued operations. Net income increased by $9.5 million, or 22.0%, to $52.6 million for the three months ended October 26, 2013 from $43.1 million for the three months ended October 27, 2012. The increase was primarily due to the increase in operating income, a decrease in interest expense and lower losses from discontinued operations, which generated a loss of $1.7 million for the three months ended October 26, 2013 compared to a loss of $3.1 million for the three months ended October 27, 2012. Partially offsetting these increases was the increase in the provision for income taxes.

Net Income from Continuing Operations per Diluted Common Share. Net income from continuing operations per diluted share increased by $0.04, or 13.8%, to $0.33 per share for the three months ended October 26, 2013 from $0.29 per share for the three months ended October 27, 2012. The increase in diluted per share results was due to the higher level of income from continuing operations, as previously discussed. The higher net income was partially offset by an increase in weighted-average diluted common shares outstanding to 164.1 million shares in the first quarter of Fiscal 2014 from 161.3 million shares in the first quarter of Fiscal 2013.

Net Income per Diluted Common Share. Net income per diluted common share increased by $0.05, or 18.5%, to $0.32 per share for the three months ended October 26, 2013 from $0.27 per share for the three months ended October 27, 2012. The increase in diluted per share results was due to a higher level of net income from continuing operations and lower losses from discontinued operations.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	October 26, 2013	July 27, 2013	$ Change
	(millions)
Cash and cash equivalents	$202.0	$186.4	$15.6
Short-term investments	3.7	3.0	0.7
Total debt	(188.6)	(135.6)	(53.0)
Net cash and investments (debt) (a)	$17.1	$53.8	$(36.7)
Equity	$1,628.2	$1,556.4	$71.8

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

The decrease in our net cash and investments position as of October 26, 2013 as compared to July 27, 2013 was primarily due to additional borrowings under the Revolving Credit Agreement (as defined and discussed below under “Debt”) used to fund the holiday-season working capital requirements and our use of cash to support our capital expenditures (as discussed below under “Capital Spending”), partially offset by our operating cash flows. The increase in equity was mainly due to the Company’s net income in the first quarter of Fiscal 2014.

Cash Flows

The table below summarizes our cash flows for the three months ended presented as follows:

	Three Months Ended
	October 26, 2013	October 27, 2012
	(millions)
Net cash provided by operating activities	$41.0	$31.3
Net cash used in investing activities	(88.5)	(60.0)
Net cash provided by (used in) financing activities	63.1	(3.0)
Net increase (decrease) in cash and cash equivalents (a)	$15.6	$(31.7)

(a)    Excludes changes in Short-term investments which increased by $0.7 million during the three months ended October 26, 2013.

Net Cash Provided by Operating Activities. Net cash provided by operations was $41.0 million for the first quarter of Fiscal 2014, compared with $31.3 million during the first quarter of Fiscal 2013. The increase was primarily driven by higher net income before non-cash depreciation and amortization expense.

Net Cash Used in Investing Activities. Net cash used in investing activities for the first quarter of Fiscal 2014 was $88.5 million, consisting of $130.0 million of capital expenditures, offset, in part, by $42.2 million of proceeds from the sale of assets. Net cash used in investing activities for the first quarter of Fiscal 2013 was $60.0 million, consisting almost entirely of cash used for capital expenditures.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $63.1 million during the first quarter of Fiscal 2014, consisting primarily of $53.0 million of additional net borrowings under our Revolving Credit Agreement and proceeds relating to our stock-based compensation plans. Net cash used in financing activities for the first quarter of Fiscal 2013 was $3.0 million, consisting primarily of $21.9 million for the repayment of debt, offset, in part, by proceeds relating to our stock-based compensation plans.

Capital Spending

We routinely make capital investments primarily in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores, investments in our technological infrastructure and investments in corporate office facilities.

The Fiscal 2013 10-K included an update of the following on-going, non-routine, significant capital spending plans:

•	Rationalization of our distribution network which includes the expansion of our distribution centers located in Etna Township, Ohio, and Greencastle, Indiana. This transition is expected to take place principally over the next year, with our expanded distribution center in Ohio becoming operational in early calendar 2014;

•	Finalization of plans to migrate to common information technology platforms for our Company-wide, point-of-sales systems, merchandise systems, warehouse management systems and financial systems. This transition is expected to take place over the next two years; and

•	Relocation and expansion of our corporate office space in Suffern, New York to Mahwah, New Jersey to support our growing operations. The renovation of the Mahwah, New Jersey location is expected to be completed during the second half of Fiscal 2014.

The Company expects the remaining incremental capital requirements for these projects to be approximately $200 million, principally to be spent over the next year. Such requirements are expected to continue to be funded primarily with operating cash flows and, to the extent necessary, borrowings under the Company’s Revolving Credit Agreement. For a detailed discussion of these plans, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2013 10-K.

Additionally, as a result of these initiatives, we expect to receive local tax incentives to support the related investments totaling between $55 - $60 million over a 15 year period. For additional details of the local tax incentives, see Note 9 to our audited consolidated financial statements included in our Fiscal 2013 10-K.

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

As of October 26, 2013, approximately 79% of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S., we would incur a current U.S. tax liability of between 15% to 20% of the cash repatriated; this current U.S. tax liability has been previously provided for in the provision for income taxes and is currently classified within Deferred income taxes on the accompanying unaudited consolidated balance sheets. We currently do not have any plans to repatriate these funds from our overseas subsidiaries to the U.S.

As discussed in the “Debt” section below, as of October 26, 2013, after taking into account revolving debt and outstanding letters of credit, we had $293.0 million in variable availability under the Revolving Credit Agreement. The Company believes the Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of October 26, 2013, there were six financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

Debt

As of October 26, 2013, the Company had $188.6 million of debt outstanding consisting of (i) $188.0 million under the Revolving Credit Agreement, and (ii) $0.6 million of convertible notes due May 2014 assumed in the Charming Shoppes Acquisition, which remain outstanding after substantially all were redeemed in July 2012. For a complete description of the Company’s convertible-notes borrowing arrangement see Note 14 to our audited consolidated financial statements included in our Fiscal 2013 10-K.

Revolving Credit Agreement

The Company’s revolving credit facility (the “Revolving Credit Agreement”) provides a senior secured revolving credit facility up to $500 million, with an optional additional increase of up to $100 million. The Revolving Credit Agreement expires in June 2018. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. However, availability under the Revolving Credit Agreement fluctuates from month-to-month based on the Company’s underlying collateral position at the end of the period. Our collateral position is determined, at any given period, by the aggregate of the Company’s (i) inventory position (less reserves), (ii) market value of eligible real properties up to certain limits, and (iii) eligible credit card receivables. The Revolving Credit Agreement may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The Revolving Credit Agreement includes a $250 million letter of credit sublimit, of which $60 million can be used for standby letters of credit, and a $25 million swing loan sublimit.

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

As of October 26, 2013, after taking into account the $188.0 million of revolving debt outstanding and the $19.0 million in outstanding letters of credit, the Company had $293.0 million in its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Revolving Credit Agreement has financial covenants with respect to a fixed charge coverage ratio, which is defined as a ratio of consolidated EBITDAR, less capital expenditures to consolidated fixed charges. For such purposes, consolidated EBITDAR is defined generally as net income plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) rent expense, (v) non-recurring acquisition-related expenses and (vi) restructuring charges not exceeding predetermined limits. Consolidated fixed charges are defined generally as the sum of (a) cash interest expense, (b) rent expense, (c) cash tax expense, (d) mandatory principal repayments, (e) capital lease payments, (f) mandatory cash contributions to any employee benefit plan and (g) any restricted payments paid in cash. The Company is required to maintain a minimum fixed charge coverage ratio for any period of four consecutive fiscal quarters of at least 1.00 to 1.00. As of October 26, 2013, the actual fixed charge coverage ratio was 1.32 to 1.00. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of October 26, 2013.

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

Other Letters of Credit

As of October 26, 2013, the Company had also issued $33.8 million of private label letters of credit relating to the importation of merchandise.

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

There were no purchases of common stock by Company during the first quarter of Fiscal 2014 under its repurchase program. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at October 26, 2013.

Contractual and Other Obligations

Firm Commitments

There have been no material changes during the period covered by this report to the firm commitments specified in the contractual and other obligations section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2013 10-K.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2013 10-K.

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of October 26, 2013, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks related to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores normally are transacted in U.S. dollars. In addition, our wholly owned international retail operations represented approximately 1% of our consolidated revenues during the first three months of Fiscal 2014. In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

Our Company currently has $188.0 million in variable-rate debt outstanding under our Revolving Credit Agreement. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, the Company’s annual interest expense would increase or decrease by approximately $0.2 million, and net income would decrease or increase, respectively, by approximately $0.1 million. See Note 14 to our audited consolidated financial statements included in our Fiscal 2013 10-K for a summary of the terms and conditions of our Revolving Credit Agreement.

Investment Risk Management

As of October 26, 2013, our Company had cash and cash equivalents on-hand of $202.0 million, a portion of which was invested in money market funds. The Company's short-term investments of $3.7 million consisted entirely of restricted cash.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at October 26, 2013. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2013 10-K. The SEC's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company's estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a detailed discussion of the Company's critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2013 10-K. There have been no material changes in the application of the Company’s critical accounting policies since July 27, 2013.

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

During the three months ended October 26, 2013, there have been no recently issued or proposed accounting standards which may have a material impact our financial statements in future periods.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of October 26, 2013. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 26, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2013 10-K. There have been no material changes during the quarter ended October 26, 2013 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2013 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended October 26, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month # 1 (July 28, 2013 – August 24, 2013)	—	$—	—	$90 million
Month # 2 (August 25, 2013 – September 28, 2013)	—	—	—	90 million
Month # 3 (September 29, 2013 – October 26, 2013)	—	—	—	90 million

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

*Pursuant to Rule 402 of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENA RETAIL GROUP, INC.

Date: December 2, 2013	BY: /s/ David Jaffe
David Jaffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2013	BY: /s/ Dirk Montgomery
Dirk Montgomery
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

