Form 10-Q
period 2014-01-25
Ascena Retail Group, Inc.
filed 2014-03-03
CIK 1498301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 25, 2014

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

Yes ☐ No ☒

The Registrant had 161,357,305 shares of common stock outstanding as of February 26, 2014.

 ASCENA RETAIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	January 25,	July 27,
	2014	2013
	(millions, except per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170.1	$186.4
Short-term investments	3.6	3.0
Inventories	541.1	540.9
Assets related to discontinued operations	0.2	38.8
Deferred tax assets	56.3	53.0
Prepaid expenses and other current assets	130.1	120.7
Total current assets	901.4	942.8
Property and equipment, net	975.7	824.8
Goodwill	581.4	581.4
Other intangible assets, net	449.8	451.1
Other assets	74.9	71.6
Total assets	$2,983.2	$2,871.7

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$228.4	$259.2
Accrued expenses and other current liabilities	317.6	301.4
Deferred income	83.0	61.2
Liabilities related to discontinued operations	2.9	21.5
Income taxes payable	6.5	8.7
Current portion of long term debt	0.6	0.6
Total current liabilities	639.0	652.6
Long-term debt	131.0	135.0
Lease-related liabilities	242.5	242.9
Deferred income taxes	141.8	131.7
Other non-current liabilities	157.3	153.1
Commitments and contingencies (Note 10)
Total liabilities	1,311.6	1,315.3

Equity:
Common stock, par value $0.01 per share; 161.3 million and 159.5 million shares issued and outstanding	1.6	1.6
Additional paid-in capital	627.2	592.8
Retained earnings	1,047.2	963.2
Accumulated other comprehensive loss	(4.4)	(1.2)
Total equity	1,671.6	1,556.4
Total liabilities and equity	$2,983.2	$2,871.7

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013
	(millions, except per share data)
	(unaudited)
Net sales	$1,266.5	$1,237.5	$2,463.1	$2,375.0
Cost of goods sold	(578.2)	(575.4)	(1,064.8)	(1,056.3)
Gross margin	688.3	662.1	1,398.3	1,318.7

Other costs and expenses:
Buying, distribution and occupancy costs	(232.0)	(198.1)	(451.3)	(404.9)
Selling, general and administrative expenses	(354.6)	(348.6)	(707.8)	(681.5)
Acquisition-related, integration and restructuring costs	(6.9)	(6.8)	(12.2)	(13.2)
Depreciation and amortization expense	(45.8)	(40.3)	(92.4)	(77.9)
Total other costs and expenses	(639.3)	(593.8)	(1,263.7)	(1,177.5)
Operating income	49.0	68.3	134.6	141.2

Interest expense	(1.6)	(4.8)	(3.1)	(9.6)
Interest and other (expense) income, net	(0.5)	0.2	(0.5)	0.5
Loss on extinguishment of debt (Note 7)	—	(1.4)	—	(1.4)
Income from continuing operations before provision for income taxes	46.9	62.3	131.0	130.7
Provision for income taxes from continuing operations	(14.5)	(24.5)	(44.3)	(46.7)
Income from continuing operations	32.4	37.8	86.7	84.0
(Loss) income from discontinued operations, net of taxes (1)	(0.5)	9.4	(2.2)	6.3
Net income	$31.9	$47.2	$84.5	$90.3

Net income per common share - basic:
Continuing operations	$0.20	$0.24	$0.54	$0.54
Discontinued operations	—	0.06	(0.01)	0.04
Total net income per basic common share	$0.20	$0.30	$0.53	$0.58

Net income per common share – diluted:
Continuing operations	$0.19	$0.23	$0.52	$0.52
Discontinued operations	—	0.06	(0.01)	0.04
Total net income per diluted common share	$0.19	$0.29	$0.51	$0.56

Weighted average common shares outstanding:
Basic	160.9	157.2	160.0	156.2
Diluted	164.9	162.9	164.9	162.2

(1) (Loss) income from discontinued operations is presented net of a $0.2 million and a $2.8 million income tax benefit for the three and six months ended January 25, 2014, respectively, and a $6.1 million and a $3.0 million income tax expense for the three and six months ended January 26, 2013, respectively.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
	(millions)
	(unaudited)
Net income	$31.9	$47.2	$84.5	$90.3
Other comprehensive (loss) income, net of tax
Net change in unrealized gains on available-for-sale investments (1)	—	1.0	—	1.2
Foreign currency translation adjustment	(2.6)	(0.6)	(3.2)	(0.4)
Total other comprehensive (loss) income	(2.6)	0.4	(3.2)	0.8
Total comprehensive income	$29.3	$47.6	$81.3	$91.1

(1) No tax benefits have been provided in any period primarily due to the uncertainty of realization of cumulative capital loss tax benefits.

See accompanying notes.

ASCENA RETAIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 25,	January 26,
	2014	2013
	(millions)
	(unaudited)
Cash flows from operating activities:
Net income	$84.5	$90.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	92.4	77.9
Deferred income tax expense	(11.2)	(6.5)
Deferred rent and other occupancy costs	(18.1)	(17.7)
Loss on extinguishment of debt	—	1.4
Non-cash stock-based compensation expense	19.8	16.3
Non-cash impairments of assets	3.0	1.7
Non-cash interest expense	0.7	1.0
Other non-cash income	(6.2)	(6.0)
Excess tax benefits from stock-based compensation	(3.8)	(11.9)
Changes in operating assets and liabilities:
Inventories	(0.2)	32.2
Accounts payable, accrued liabilities and income tax liabilities	(11.1)	26.7
Deferred income liabilities	26.6	33.7
Lease-related liabilities	19.7	14.9
Other balance sheet changes	(1.2)	24.9
Changes in net assets related to discontinued operations	(19.7)	(5.5)
Net cash provided by operating activities	175.2	273.4

Cash flows from investing activities:
Capital expenditures	(247.1)	(97.4)
Proceeds from sale of assets	42.2	—
Purchase of investments	(0.7)	(2.3)
Proceeds from sales and maturities of investments	0.1	4.4
Net cash used in investing activities	(205.5)	(95.3)

Cash flows from financing activities:
Proceeds from borrowings	604.0	10.0
Repayments of debt	(608.0)	(60.4)
Payment of deferred financing costs	—	(1.7)
Proceeds from stock options exercised and employee stock purchases	14.2	19.8
Excess tax benefits from stock-based compensation	3.8	11.9
Net cash provided by (used in) financing activities	14.0	(20.4)

Net (decrease) increase in cash and cash equivalents	(16.3)	157.7
Cash and cash equivalents at beginning of period	186.4	164.3

Cash and cash equivalents at end of period	$170.1	$322.0

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

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 991 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 771 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range. The maurices segment includes approximately 898 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 825 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 389 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

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

Basis of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP, and present the financial position, results of operations, comprehensive income and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP. There were no variable interest entities as of January 25, 2014.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2014 will end on July 26, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”). The second quarter of Fiscal 2014 ended on January 25, 2014 and was a 13-week period. The second quarter of Fiscal 2013 ended on January 26, 2013 and was also a 13-week period.

Prior to Fiscal 2014, the financial position and results of operations of the sourcing operations of Charming Shoppes, Inc. (“Charming Shoppes”) located in Hong Kong (“Charming Sourcing”), which was acquired in the June 2012 acquisition of Charming Shoppes (the “Charming Shoppes Acquisition”), were reported on a one-month lag. The Company’s operating results for the three and six months ended January 26, 2013 include the operating results of Charming Sourcing for the three-month period from October 1, 2012 through December 31, 2012 and six-month period from July 1, 2012 through December 31, 2012. Effective with the beginning of Fiscal 2014, the fiscal year-end of Charming Sourcing was changed to conform to the Company’s fiscal year-end. The change was recorded as an adjustment to the Company’s opening balance of retained earnings as of the beginning of Fiscal 2014. The net effect of such adjustment, and the prior reporting lag, was not material to the consolidated financial statements of the Company.

Discontinued Operations

Contemporaneously with the closing of the Charming Shoppes Acquisition, the Company announced its intent to cease operating the acquired Fashion Bug business and its intent to sell the acquired Figi’s business. Accordingly, these businesses have been classified as a component of discontinued operations within the consolidated financial statements.

The Fashion Bug business ceased operations in February 2013. Additionally, as discussed in the Fiscal 2013 10-K, in August 2013, the Company entered into an agreement to sell the principal net assets of the Figi’s business (the “Figi’s Sale”) and recorded an $8 million pretax charge during the fourth quarter of Fiscal 2013 to reduce the carrying value of the Figi’s net assets to an amount approximating the net sales proceeds. The Figi’s Sale closed during the first quarter of Fiscal 2014 and resulted in an additional $1.6 million pretax charge. The charge included estimated transaction costs, which are expected to be finalized during the third quarter of Fiscal 2014. These charges have been classified as components of discontinued operations in the accompanying consolidated statement of operations.

Operating results for the discontinued businesses, including $7.4 million of revenues for the first quarter of Fiscal 2014 (only consisting of revenues from the Figi’s business) and $238.5 million and $386.9 million of revenues for the three and six months ended January 26, 2013, respectively, have been segregated and reported separately as a component of discontinued operations in the accompanying consolidated statements of operations.

The major components of assets and liabilities related to the discontinued businesses as of January 25, 2014 are as follows: prepaid expenses and other current assets of $0.2 million and accrued expenses and other current liabilities of $2.9 million.

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

Cost of Goods Sold

Cost of goods sold (“COGS”) consists of all costs of merchandise (net of purchase discounts and vendor allowances), merchandise acquisition costs (primarily commissions and import fees), in-bound freight to our distribution centers and changes in reserve levels for inventory realizability and shrinkage.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is included in Other non-current liabilities in the accompanying consolidated balance sheets, was $39.9 million as of January 25, 2014 and $44.9 million as of July 27, 2013. The Company’s liability for uncertain tax positions decreased by $5.0 million primarily as a result of the reversal of certain liabilities associated with uncertain tax positions due largely to the expiration of applicable federal and state income tax statutes of limitations for certain years in the first quarter of Fiscal 2014. The amount of this liability is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $4.1 million, excluding interest and penalties, during the next twelve months. However, changes in the occurrence, expected outcome and timing of those events could cause the Company’s current estimate to change materially in the future.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
	(millions)
Basic	160.9	157.2	160.0	156.2
Dilutive effect of stock options, restricted stock and restricted stock units	4.0	5.7	4.9	6.0
Diluted shares	164.9	162.9	164.9	162.2

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of January 25, 2014 and January 26, 2013, there was an aggregate of approximately 5.5 million and 2.9 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of restricted stock units that were excluded from the diluted share calculations.

4. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	January 25,	July 27,	January 26,
	2014	2013	2013
		(millions)
Justice	$163.6	$196.2	$146.9
Lane Bryant	151.2	119.7	138.4
maurices	116.0	92.0	95.6
dressbarn	78.3	106.9	86.7
Catherines	32.0	26.1	31.0
Total inventories	$541.1	$540.9	$498.6

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

The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill and other indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair value.

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

Fiscal 2014 Impairment

During the six months ended January 25, 2014, the Company recorded an aggregate of $3.0 million in non-cash impairment charges, including $0.2 million in its Justice segment, $0.9 million in its Lane Bryant segment, $0.4 million in its maurices segment and $1.5 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $1.2 million was recorded during the three months ended January 25, 2014. There were no impairment charges recorded at Catherines during the three and six months ended January 25, 2014.

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

7. Debt

	January 25,	July 27,
Debt consists of the following:	2014	2013
	(millions)
Revolving credit agreement	$131.0	$135.0
Charming Shoppes convertible notes	0.6	0.6
	131.6	135.6
Less: current portion	(0.6)	(0.6)
Total long-term debt	$131.0	$135.0

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of January 25, 2014, after taking into account the $131.0 million of revolving debt outstanding and the $18.9 million in outstanding letters of credit, the Company had $273.3 million in its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Company is subject to certain restrictions and financial covenants with respect to minimum availability limits under the Revolving Credit Agreement.  Such limits are variable based on the outstanding borrowing commitment.  Should Availability (as defined in the Revolving Credit Agreement) fall below the minimum level for three consecutive days, the Company would be in a Reduced Availability Period and would be subject to a fixed charge coverage ratio test.  As of January 25, 2014, the Reduced Availability Period would be triggered if our availability were to drop below approximately $50.0 million for three consecutive days.   As of January 25, 2014, the Company had $273.3 million in availability under the Revolving Credit Agreement and accordingly, the fixed charge coverage ratio test does not apply.

If the Company is in a Reduced Availability Period at the end of a fiscal quarter, the Company’s fixed charge coverage ratio must be at least 1.00 to 1.00.  The ratio is calculated based on four consecutive fiscal quarter end dates ending with the current quarter.  The fixed charge coverage ratio is defined as a ratio of consolidated earnings (as defined in the Revolving Credit Agreement), less capital expenditures, to consolidated fixed charges.

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

The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of January 25, 2014.

Term Loan

During Fiscal 2013, the Company prepaid approximately $20 million during the second quarter and the entire remaining then outstanding principal balance during the third quarter of a six-year, variable rate term loan. The transaction in the second quarter of Fiscal 2013, resulted in a $0.6 million pretax loss on extinguishment of debt relating to a proportional reduction in the balances of the original issue discount and deferred financing costs, which has been disclosed as a component of the Loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Mortgage Notes

In connection with the Charming Shoppes Acquisition, the Company assumed a $7.8 million mortgage obligation (the “Greencastle Mortgage”) on an owned distribution center in Greencastle, Indiana. During the second quarter of Fiscal 2013, the Company prepaid the outstanding principal balance of the Greencastle Mortgage in full. The payment of $8.4 million resulted in a $0.8 million pretax loss on extinguishment of debt, relating to a make-whole premium to holders of the mortgage note, which has been disclosed as a component of the Loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

Other Letters of Credit

As of January 25, 2014, the Company had also issued $15.9 million of private label letters of credit relating to the importation of merchandise.

8. Equity

	Six Months Ended
Summary of Changes in Equity:	January 25, 2014	January 26, 2013
	(millions)
Balance at beginning of period	$1,556.4	$1,340.9
Total comprehensive income	81.3	91.1
Cash settled LTIP conversion (a)	—	(6.9)
Shares issued and equity grants made pursuant to stock-based compensation plans	34.5	48.5
Other	(0.6)	—
Balance at end of period	$1,671.6	$1,473.6

(a)	During the first quarter of Fiscal 2013, approximately 0.6 million performance and market-based shares were cancelled and replaced with a corresponding amount of new awards that will be settled in cash, and the underlying value was reclassified to liabilities.

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

There were no purchases of common stock by Company during the six months ended January 25, 2014 under its repurchase program. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at January 25, 2014.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stock-based Compensation

Long-term Stock Incentive Plan

The Company is authorized to issue up to 51 million shares of stock-based awards to eligible employees and directors of the Company under its 2010 Stock Incentive Plan, as amended (the “2010 Stock Plan”). The 2010 Stock Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock and other stock-based awards (including restricted stock units). The 2010 Stock Plan expires on September 19, 2022.

As of January 25, 2014, there were approximately 11.0 million shares under the 2010 Stock Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013
	(millions)
Compensation expense	$6.6	$8.8	$19.8	$16.3
Income tax benefit	$(2.5)	$(3.3)	$(7.5)	$(6.1)

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

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the six months ended January 25, 2014 and January 26, 2013 are presented as follows:

	Six Months Ended
	January 25, 2014	January 26, 2013
Expected term (years)	3.9	3.9
Expected volatility	40.0%	41.7%
Expected dividend yield	0%	0%
Risk-free interest rate	1.5%	0.7%
Weighted-average grant date fair value	$7.13	$7.36

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the six months ended January 25, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 27, 2013	12,159.6	$12.24	6.4	$81.8
Granted	2,759.8	19.92
Exercised	(1,376.3)	10.13
Cancelled/Forfeited	(296.9)	16.57
Options outstanding – January 25, 2014	13,246.2	$13.96	6.1	$78.9

Options vested and expected to vest at January 25, 2014 (b)	12,804.3	$14.45	6.8	$78.2
Options exercisable at January 25, 2014	7,051.2	$10.45	5.1	$66.0

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.
(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of January 25, 2014, there was $34.6 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. The total intrinsic value of options exercised during the six months ended January 25, 2014 was approximately $14.0 million and during the six months ended January 26, 2013 was approximately $36.7 million. Of these amounts, $6.4 million was recorded during the three months ended January 25, 2014 and $14.7 million was recorded during the three months ended January 26, 2013. The total fair value of options that vested during the six months ended January 25, 2014 was approximately $13.6 million and during the six months ended January 26, 2013 was approximately $11.2 million. Of these amounts, $1.2 million was recorded during the three months ended January 25, 2014 and $1.2 million was recorded during the three months ended January 26, 2013.

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of Restricted Equity Awards activity during the six months ended January 25, 2014 is as follows:

	Service-based		Performance-based		Market-based
	Restricted Equity Awards		Restricted Equity Awards		Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 27, 2013	1,863.2	$17.77	640.1	$15.08	189.7	$14.35
Granted	319.0	20.07	185.1	20.06	41.3	19.46
Vested	(869.9)	18.53	(163.1)	12.21	(54.4)	10.68
Cancelled/Forfeited	(46.7)	18.45	—	—	—	—
Nonvested at January 25, 2014	1,265.6	$17.80	662.1	$17.18	176.6	$16.68

	Service-based	Performance-based	Market-based
	Restricted Equity Awards	Restricted Equity Awards	Restricted Equity Awards

Total unrecognized compensation at January 25, 2014 (millions)	$13.7	$6.4	$1.7
Weighted-average years expected to be recognized over (years)	3.3	2.0	1.8

Cash-Settled Long-Term Incentive Plan Awards

In October 2012, the Compensation Committee of the Board of Directors approved certain modifications to a portion of the Company’s outstanding, performance-based stock-settled awards. In particular, an aggregate of approximately 0.6 million performance and market-based, stock-settled awards held by 44 employees were canceled in exchange for grants of a corresponding amount of new awards that will be settled in cash (collectively, the “Cash-Settled LTIP Awards”). Other than the terms of settlement, the Cash-Settled LTIP Awards have identical restrictions and rights as the prior awards (as discussed further below). As a result of those modifications, the Company recognized a $1.7 million, one-time charge during the first quarter of Fiscal 2013.

The Cash-Settled LTIP Awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of a three-year-performance period and are subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over that three-year-performance period. Compensation expense for the Cash-Settled LTIP Awards is recognized over the related vesting periods based on the expected performance of the plan and changes in the Company’s stock price over time.

A summary of Cash-Settled Long-Term Incentive Plan Awards activity during the six months ended January 25, 2014 is as follows:

Cash-Settled Long- Term Incentive Plan Awards
Number of Shares
(thousands)
Nonvested at July 27, 2013	855.4
Granted	389.1
Vested	(287.5)
Cancelled/Forfeited	(64.5)
Nonvested at January 25, 2014	892.5

As of January 25, 2014, there was $10.7 million of total unrecognized compensation cost related to Cash-Settled LTIP Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years. As of January 25, 2014, the liability for cash- settled LTIP awards was $5.5 million, of which $2.3 million was classified within Accrued expenses and other current liabilities and $3.2 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets.

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

ASCENA RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating income (loss), and depreciation and amortization expense for each segment are as follows:

	Three Months Ended		Six Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013
		(millions)
Net sales:
Justice	$434.0	$441.9	$806.5	$800.2
Lane Bryant	278.7	259.4	526.4	489.2
maurices	250.5	240.7	492.6	465.3
dressbarn	224.8	221.4	482.0	473.4
Catherines	78.5	74.1	155.6	146.9
Total net sales	$1,266.5	$1,237.5	$2,463.1	$2,375.0

Operating income (loss):
Justice	$48.2	$91.0	$100.1	$147.3
Lane Bryant	(3.2)	(15.5)	(7.3)	(32.5)
maurices	23.7	27.7	51.8	57.3
dressbarn	(14.3)	(25.2)	(5.2)	(16.2)
Catherines	1.5	(2.9)	7.4	(1.5)
Subtotal	55.9	75.1	146.8	154.4
Less unallocated acquisition-related, integration and restructuring costs	(6.9)	(6.8)	(12.2)	(13.2)
Total operating income	$49.0	$68.3	$134.6	$141.2

Depreciation and amortization expense:
Justice	$15.4	$13.0	$29.7	$25.0
Lane Bryant	10.9	10.8	22.6	20.6
maurices	9.5	7.1	18.3	13.9
dressbarn	8.1	8.1	18.4	15.8
Catherines	1.9	1.3	3.4	2.6
Total depreciation and amortization expense	$45.8	$40.3	$92.4	$77.9

12. Additional Financial Information

	Six Months Ended
	January 25,	January 26,
Cash Interest and Taxes:	2014	2013
	(millions)
Cash paid for interest	$2.4	$9.8
Cash paid for income taxes	$29.7	$12.4

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $57.2 million for the six months ended January 25, 2014 and $10.0 million for the six months ended January 26, 2013.

There were no other significant non-cash investing or financing activities for the six months ended January 25, 2014 or January 26, 2013.

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

INTRODUCTION

Management discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and six-month periods ended January 25, 2014. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and six-month periods ended January 25, 2014 and January 26, 2013.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the six-month periods ended January 25, 2014 and January 26, 2013, as well as a discussion of our financial condition and liquidity as of January 25, 2014. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures, (iii) anticipated capital expenditures, and (iv) any material changes in financial condition and commitments since the end of Fiscal 2013 (as defined below).

•	Market risk management. This section discusses any significant changes in our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions since the end of Fiscal 2013.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2013. Significant changes include those considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2013 10-K.

•	Recently issued accounting pronouncements. This section notes that we have assessed the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

In this Form 10-Q, references to "Ascena," "ourselves," "we," "our," "us" and the "Company" refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2014 will end on July 26, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”). The second quarter of Fiscal 2014 ended on January 25, 2014 and was a 13-week period. The second quarter of Fiscal 2013 ended on January 26, 2013 and was also a 13-week period.

OVERVIEW

Our Business

The Company operates, through its wholly owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company operates approximately 3,900 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $4.7 billion for the fiscal year ended July 27, 2013.

We classify our businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 991 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 771 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range. The maurices segment includes approximately 898 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 825 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 389 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

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

Basis of Presentation

Discontinued Operations

Contemporaneously with the closing of the acquisition of Charming Shoppes, Inc. (the “Charming Shoppes Acquisition”), the Company announced its intent to cease operating the acquired Fashion Bug business and its intent to sell the acquired Figi’s business. The Fashion Bug business ceased operations in February 2013. Additionally, in August 2013, the Company entered into an agreement to sell the principal net assets of the Figi’s business (the “Figi’s Sale”). The Figi’s Sale closed during the first quarter of Fiscal 2014 and included estimated transaction costs, which are expected to be finalized during the third quarter of Fiscal 2014.

Accordingly, these businesses have been classified as a component of discontinued operations within the accompanying unaudited consolidated financial statements of the Company.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Reclassifications

Certain immaterial reclassifications have been made to the prior period’s financial information in order to conform to the current period’s presentation.

Summary of Financial Performance

General Economic Conditions

Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending. Some of the factors negatively impacting discretionary consumer spending include general economic conditions, high unemployment, increased taxation, high consumer debt, reductions in net worth based on severe market declines (such as in residential real estate markets), higher fuel, energy and other prices, increasing interest rates, severe weather conditions and low consumer confidence. In addition, any significant volatility in our financial markets, as has been experienced in the past, could also negatively impact the levels of future discretionary consumer spending.

The Company experienced lighter traffic during the holiday period following the Black-Friday shopping weekend. This caused the Company to be more promotional during the remainder of the December holiday shopping period. Naturally, each of our brands was affected at varying levels based on the seasonality of their business and inventory levels. Of our brands, Justice was the most severely affected as their sales and inventories are at peak levels during the December holiday season.

Such macroeconomic and other factors could continue to have a negative effect on consumer spending in the U.S., which in turn, could have a material effect on our business, results of operations, financial condition and cash flows. In this regard, the unseasonably cold and stormy winter weather conditions experienced in much of the country negatively impacted brick-and-mortar traffic during January and February. We will continue to monitor the spending patterns of consumers at each of our brands and adjust, as necessary, our operating strategies to mitigate the impact on our operating results.

Operating Results

Three Months Ended January 25, 2014 compared to Three Months Ended January 26, 2013

For the three months ended January 25, 2014, we reported net sales of $1.267 billion, income from continuing operations of $32.4 million and net income from continuing operations per diluted share of $0.19. This compares to net sales of $1.238 billion, income from continuing operations of $37.8 million and net income from continuing operations per diluted share of $0.23 for the three months ended January 26, 2013. Including a loss from discontinued operations of $0.5 million, net income was $31.9 million for the three months ended January 25, 2014 and net income per diluted share was $0.19. This compares to income from discontinued operations of $9.4 million, or $0.06 per diluted share, and net income of $47.2 million, or $0.29 per diluted share for the three months ended January 26, 2013.

Our operating performance for the second quarter of Fiscal 2014 reflected a 2.3% increase in net sales. The increase in net sales was primarily due to new store growth at our Justice and maurices brands. Our gross margin rate increased by 80 basis points to 54.3%, primarily due to stronger margins at Lane Bryant, maurices, dressbarn and Catherines, which more than offset lower margins at Justice.

Operating income decreased $19.3 million, or 28.3%, to $49.0 million for the three months ended January 25, 2014 from $68.3 million for the three months ended January 26, 2013. Operating income as a percentage of net sales decreased 160 basis points, to 3.9% in the second quarter of Fiscal 2014 from 5.5% in the second quarter of Fiscal 2013. The decrease primarily reflected an overall increase in gross margin, which was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense.

The provision for income taxes from continuing operations decreased by $10.0 million, or 40.8%, to $14.5 million. The effective tax rate decreased 840 basis points, to 30.9% for three months ended January 25, 2014 from 39.3% for the three months ended January 26, 2013. The decrease in the effective tax rate was primarily the result of a revised full year earnings estimate and an increase in the Company’s indefinitely reinvested current year earnings during the second quarter of Fiscal 2014.

Net income decreased by $15.3 million, or 32.4%, to $31.9 million mainly due to the results from discontinued operations, which generated a loss $0.5 million for three months ended January 25, 2014 compared to income of $9.4 million for the three months ended January 26, 2013. Income from continuing operations decreased $5.4 million or 14.3%, primarily due to the lower level of operating income, offset in part by decreases in interest expense and the provision for income taxes.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net income per diluted common share decreased by $0.10, or 34.5%, to $0.19 per share for the three months ended January 25, 2014 from $0.29 per share for the three months ended January 26, 2013. The decrease in diluted per share results was due to the results from discontinued operations, a lower level of net income from continuing operations and an increase in the weighted-average diluted common shares outstanding.

Six Months Ended January 25, 2014 compared to Six Months Ended January 26, 2013

For the six months ended January 25, 2014, we reported net sales of $2.463 billion, income from continuing operations of $86.7 million and net income from continuing operations per diluted share of $0.52. This compares to net sales of $2.375 billion, income from continuing operations of $84.0 million and net income from continuing operations per diluted share of $0.52 for the six months ended January 26, 2013. Including a loss from discontinued operations of $2.2 million, or $0.01 per diluted share, net income was $84.5 million for the six months ended January 25, 2014 and net income per diluted share was $0.51. This compares to income from discontinued operations of $6.3 million, or $0.04 per diluted share, and net income of $90.3 million, or $0.56 per diluted share for the six months ended January 26, 2013.

Our operating performance for the first half Fiscal 2014 reflected a 3.7% increase in net sales. The increase was primarily due to higher combined store and e-commerce comparable sales at our Lane Bryant and Catherines brands and new store growth at our Justice and maurices brands. Our gross margin rate increased by 130 basis points to 56.8% for the six months ended January 25, 2014, which reflected the absence in Fiscal 2014 of approximately $20 million of one-time non-cash inventory expenses associated with the Charming Shoppes Acquisition purchase accounting write-up of inventory to fair market value as of the acquisition date, which was recognized as expense during the first half of Fiscal 2013. Excluding the impact of the absence of the purchase accounting adjustments, our gross margin rate increased by 40 basis points, primarily due to stronger margins at Lane Bryant, maurices, dressbarn and Catherines, which more than offset lower margins at Justice.

Operating income decreased $6.6 million, or 4.7%, to $134.6 million for the six months ended January 25, 2014. Operating income as a percentage of net sales decreased 40 basis points, to 5.5% or the six months ended January 25, 2014. Excluding the impact of the purchase accounting adjustments discussed above, operating income as a percentage of net sales decreased by 130 basis points. The decrease primarily reflected an overall increase in gross margin, as discussed on a brand-by-brand basis below, which was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense.

The provision for income taxes from continuing operations decreased by $2.4 million, or 5.1%, to $44.3 million. The effective tax rate decreased 190 basis points, to 33.8% for six months ended January 25, 2014. The decrease in the effective tax rate was primarily due to an increase in the Company’s indefinitely reinvested current year earnings, offset in part by the result of lower tax benefits relating to the accounting for discrete items in the first half of Fiscal 2014.

Net income decreased by $5.8 million, or 6.4%, to $84.5 million due to the results from discontinued operations, which generated a loss of $2.2 million for six months ended January 25, 2014 compared to income of $6.3 million for the six months ended January 26, 2013. Income from continuing operations increased $2.7 million, or 3.2%, primarily due to decreases in interest expense and the provision for income taxes which more than offset the lower level of operating income.

Net income per diluted common share decreased by $0.05, or 8.9%, to $0.51 per share for the six months ended January 25, 2014 from $0.56 per share for the six months ended January 26, 2013. The decrease in diluted per share results was due to the results from discontinued operations and an increase in the weighted-average diluted common shares outstanding, offset in part by a higher level of net income from continuing operations.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Financial Condition and Liquidity

We ended the second quarter of Fiscal 2014 in a net cash and investments position (total cash and cash equivalents, plus short-term investments less total debt) of $42.1 million, compared to a net cash and investments position of $53.8 million as of the end of Fiscal 2013.

The decrease in our net cash and investments position as of January 25, 2014 as compared to July 27, 2013 was primarily due to our use of cash to support our capital expenditures (as discussed below under “Capital Spending”), partially offset by our operating cash flows. Our equity increased to $1.672 billion as of January 25, 2014, compared to $1.556 billion as of July 27, 2013, primarily due to our net income during the first half of Fiscal 2014.

We generated $175.2 million of cash from operations during the six months ended January 25, 2014, compared to $273.4 million during the six months ended January 26, 2013. During the first half of Fiscal 2014, we used $247.1 million for capital expenditures, primarily associated with our retail store expansion and investments in our facilities and technological infrastructure, generated $42.2 million from the sale of assets and made net repayments of $4.0 million under the revolving credit agreement.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for three-month and six-month periods ended January 25, 2014 and January 26, 2013 presented herein has been affected by certain transactions, including:

•	Certain acquisition-related, integration and restructuring costs primarily related to the Charming Shoppes Acquisition, as more fully described in Note 5 to our audited consolidated financial statements included in our Fiscal 2013 10-K;

•	Accelerated depreciation of fixed assets related to our integration initiatives;

•	Certain non-recurring purchase accounting costs related to the Charming Shoppes Acquisition recorded in Fiscal 2013; and

•	Certain losses on the extinguishment of debt in Fiscal 2013.

A summary of the effect of certain of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended		Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
	(millions)
Acquisition-related, integration and restructuring costs	$(6.9)	$(6.8)	$(12.2)	$(13.2)
Accelerated depreciation associated with the Company’s supply chain and technological integration efforts	(3.1)	—	(6.0)	—
One-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value	—	—	—	(19.9)
Loss on extinguishment of debt (see Note 7)	—	(1.4)	—	(1.4)
Total	$(10.0)	$(8.2)	$(18.2)	$(34.5)

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

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

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Three Months Ended January 25, 2014 compared to Three Months Ended January 26, 2013

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	January 25, 2014	January 26, 2013	$ Change	% Change
	(millions, except per share data)
Net sales	$1,266.5	$1,237.5	$29.0	2.3%

Cost of goods sold	(578.2)	(575.4)	(2.8)	0.5%
Cost of goods sold as % of net sales	45.7%	46.5%
Gross margin	688.3	662.1	26.2	4.0%
Gross margin as % of net sales	54.3%	53.5%
Other costs and expenses:
Buying, distribution and occupancy costs	(232.0)	(198.1)	(33.9)	17.1%
Buying, distribution and occupancy costs as % of net sales	18.3%	16.0%
Selling, general and administrative expenses	(354.6)	(348.6)	(6.0)	1.7%
SG&A expenses as % of net sales	28.0%	28.2%
Acquisition-related, integration and restructuring costs	(6.9)	(6.8)	(0.1)	1.5%
Depreciation and amortization expense	(45.8)	(40.3)	(5.5)	13.6%
Total other costs and expenses	(639.3)	(593.8)	(45.5)	7.7%
Operating income	49.0	68.3	(19.3)	(28.3%)
Operating income as % of net sales	3.9%	5.5%
Interest expense	(1.6)	(4.8)	3.2	(66.7%)
Interest and other (expense) income, net	(0.5)	0.2	(0.7)	(350.0%)
Loss on extinguishment of debt	—	(1.4)	1.4	(100.0%)
Income from continuing operations before provision for income taxes	46.9	62.3	(15.4)	(24.7%)
Provision for income taxes from continuing operations	(14.5)	(24.5)	10.0	(40.8%)
Effective tax rate(a)	30.9%	39.3%
Income from continuing operations	32.4	37.8	(5.4)	(14.3%)
(Loss) income from discontinued operations, net of taxes (b)	(0.5)	9.4	(9.9)	(105.3%)
Net income	$31.9	$47.2	$(15.3)	(32.4%)

Net income per common share - basic:
Continuing operations	$0.20	$0.24	$(0.04)	(16.7%)
Discontinued operations	—	0.06	(0.06)	(100.0%)
Total net income per basic common share	$0.20	$0.30	$(0.10)	(33.3%)

Net income per common share - diluted:
Continuing operations	$0.19	$0.23	$(0.04)	(17.4%)
Discontinued operations	—	0.06	(0.06)	(100.0%)
Total net income per diluted common share	$0.19	$0.29	$(0.10)	(34.5%)

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.
(b)	(Loss) income from discontinued operations is presented net of a $0.2 million income tax benefit for the three months ended January 25, 2014 and a $6.1 million income tax expense for the three months ended January 26, 2013.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $29.0 million, or 2.3%, to $1.267 billion for the three months ended January 25, 2014 from $1.238 billion for the three months ended January 26, 2013. The increase was primarily due to new store growth at our Justice and maurices brands. Combined store and e-commerce comparable sales were essentially flat as increases at our Lane Bryant and Catherines brands were mostly offset by declines at Justice. The Company believes our e-commerce operations are interdependent with our brick-and-mortar store sales and, as such, we believe that reporting combined store and e-commerce comparable sales on a brand-by-brand basis, as discussed below, is a more appropriate presentation. On a consolidated basis, comparable store sales decreased by $28.8 million, or 3% to $987.7 million during the second quarter of Fiscal 2014 from $1,016.6 million during the second quarter of Fiscal 2013. Also on a consolidated basis, E-commerce sales increased by $32.8 million, or 28% to $148.9 million during the second quarter of Fiscal 2014 from $116.2 million during the second quarter of Fiscal 2013.

Net sales data for our five business segments is presented below.

	Three Months Ended
	January 25, 2014	January 26, 2013	$ Change	% Change
	(millions)		(millions)
Net sales:
Justice	$434.0	$441.9	$(7.9)	(1.8%)
Lane Bryant	278.7	259.4	19.3	7.4%
maurices	250.5	240.7	9.8	4.1%
dressbarn	224.8	221.4	3.4	1.5%
Catherines	78.5	74.1	4.4	5.9%
Total net sales	$1,266.5	$1,237.5	$29.0	2.3%

Comparable store sales (a)				(3%)
E-commerce comparable sales				28%
Combined store and e-commerce comparable sales				Flat

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

Justice net sales. The net increase primarily reflects:

•	a decrease of $18.4 million, or 5%, in combined store and e-commerce comparable sales during the three months ended January 25, 2014;
•	a $8.7 million increase in non-comparable stores sales, primarily driven by an increase related to 33 net new store openings during the last twelve months; and
•	a $1.8 million increase in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $18.0 million, or 8%, in combined store and e-commerce comparable sales during the three months ended January 25, 2014;
•	a decrease of $0.2 million in non-comparable stores sales, as the positive effect of 50 new stores openings was offset by 68 stores closings during the last twelve months; and
•	a $1.5 million increase in other revenues.

maurices net sales. The net increase primarily reflects:

•	a decrease of $1.9 million, or 1%, in combined store and e-commerce comparable sales during the three months ended January 25, 2014;
•	a $11.8 million increase in non-comparable stores sales, primarily driven by an increase related to 48 net new store openings during the last twelve months; and
•	a $0.1 million decrease in other revenues.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn net sales. The net increase primarily reflects:

•	a decrease of $0.1 million, or essentially flat combined store and e-commerce comparable sales during the three months ended January 25, 2014;
•	a $2.3 million increase in non-comparable stores sales, as the positive effect of 37 new store openings was only offset in part by 41 store closings during the last twelve months; and
•	a $1.2 million increase in other revenues.

Catherines net sales. The net increase primarily reflects:

•	an increase of $6.5 million, or 10%, in combined store and e-commerce comparable sales during the three months ended January 25, 2014;
•	a $2.9 million decrease in non-comparable stores sales, primarily driven by a decrease related to 20 store closings during the last twelve months; and
•	a $0.8 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 80 basis points to 54.3% for the three months ended January 25, 2014 from 53.5% for the three months ended January 26, 2013. Our gross margin rate increased, primarily due to stronger margins at Lane Bryant, maurices, dressbarn and Catherines, which more than offset lower margins at Justice.

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

Buying, distribution and occupancy costs increased by $33.9 million, or 17.1%, to $232.0 million for the three months ended January 25, 2014 from $198.1 million for the three months ended January 26, 2013. Buying, distribution and occupancy costs as a percentage of net sales increased by 230 basis points to 18.3% for the three months ended January 25, 2014 from 16.0% for the three months ended January 26, 2013. The increase in Buying, distribution and occupancy costs was mainly a result of increases in buying-related costs primarily related to an investment in the design function, store occupancy costs primarily related to the new store growth and higher distribution expenses related to the increased sales volume.

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

SG&A expenses increased by $6.0 million, or 1.7%, to $354.6 million for the three months ended January 25, 2014 from $348.6 million for the three months ended January 26, 2013. SG&A expenses as a percentage of net sales decreased by 20 basis points to 28.0% in the second quarter of Fiscal 2014 from 28.2% in the second quarter of Fiscal 2013. SG&A expenses in terms of dollars increased primarily due to store-related payroll costs and other store expenses resulting from the new store growth, increased selling costs related to e-commerce growth and higher marketing costs. SG&A expenses, expressed as a percentage of sales, experienced leverage during the period on the increase in sales volume and the cost-savings achieved by the on-going reduction of the duplicative overhead structure acquired in the Charming Shoppes Acquisition. This reduction is expected to continue over the next couple of years.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $5.5 million, or 13.6%, to $45.8 million for the three months ended January 25, 2014 from $40.3 million for the three months ended January 26, 2013. The increase was primarily due to higher capital expenditures, which resulted, in part, from the new store openings during the last twelve months and accelerated depreciation of existing assets whose useful lives were shortened as a result of the Company’s supply chain and technological integration efforts.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating Income. Operating income decreased $19.3 million, or 28.3%, to $49.0 million for the three months ended January 25, 2014 from $68.3 million for the three months ended January 26, 2013. Operating income as a percentage of net sales decreased 160 basis points, to 3.9% in the second quarter of Fiscal 2014 from 5.5% in the second quarter of Fiscal 2013. The decrease primarily reflected an overall increase in gross margin, as discussed on a brand-by-brand basis below, which was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense.

Operating income data for our five business segments is presented below.

	Three Months Ended
	January 25, 2014	January 26, 2013	$ Change	% Change
	(millions)		(millions)
Operating income (loss):
Justice	$48.2	$91.0	$(42.8)	(47.0%)
Lane Bryant	(3.2)	(15.5)	12.3	(79.4%)
maurices	23.7	27.7	(4.0)	(14.4%)
dressbarn	(14.3)	(25.2)	10.9	(43.3%)
Catherines	1.5	(2.9)	4.4	(151.7%)
Subtotal	55.9	75.1	(19.2)	(25.6%)
Less unallocated acquisition-related, integration and restructuring costs	(6.9)	(6.8)	(0.1)	1.5%
Total operating income	$49.0	$68.3	$(19.3)	(28.3%)

Justice operating income decreased by $42.8 million primarily as a result of a decrease in sales and gross margin rates and increases in Buying, distribution and occupancy costs and depreciation expense. The lower gross margin rate was mainly attributable to higher promotional markdowns, which resulted from increased promotional activity required to sell through fall merchandise. Buying, distribution and occupancy costs increased largely as a result of higher store occupancy costs primarily related to store growth and higher freight related to an increase in e-commerce sales volume. The increase in depreciation expense resulted from the new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

Lane Bryant operating loss decreased by $12.3 million primarily as a result of an increase in sales and higher gross margin rates, offset in part by an increase in Buying, distribution and occupancy costs. The higher gross margin rate benefited from lower product costs and lower markdowns. The higher Buying, distribution and occupancy costs resulted primarily from increases in buying-related costs due mainly to an investment in the merchandising and design functions and higher distribution expenses related to the increased sales volume. SG&A expenses increased slightly due mainly to increases in store-related payroll costs.

maurices operating income decreased by $4.0 million as an increase in sales and gross margin rates was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The gross margin rate benefited from lower product costs and lower markdowns which resulted from a more targeted promotional campaign and tighter inventory control. The increase in Buying, distribution and occupancy costs was mainly a result of increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses was primarily due to store-related payroll costs and other store expenses resulting from the new store growth, increased selling costs related to e-commerce growth and higher marketing costs. The increase in depreciation expense resulted mainly from new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

dressbarn operating loss decreased by $10.9 million primarily as a result of an increase in sales and gross margin rates, offset in part by increases in Buying, distribution and occupancy costs and SG&A expenses. The higher gross margin rate was mainly attributable to lower inventory levels which resulted in a better sell-through of merchandise and lower markdowns which resulted from tighter inventory control. Buying, distribution and occupancy costs increased primarily due to an increase in buying-related costs due mainly to an investment in the design function. The increase in SG&A expenses was primarily due to higher administrative payroll costs.

Catherines operating income increased by $4.4 million primarily as a result of the flow-through of margin on the higher sales volume and higher gross margin rate, offset in part by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Unallocated operating income. The unallocated expenses of $6.9 million for the second quarter of Fiscal 2014 and $6.8 million for the second quarter of Fiscal 2013 represent Acquisition-related, integration and restructuring costs incurred during the period related to the Charming Shoppes Acquisition.

Interest Expense. Interest expense decreased by $3.2 million, or 66.7%, to $1.6 million for the three months ended January 25, 2014 from $4.8 million for the three months ended January 26, 2013. The decrease was primarily the result of a decrease in the average borrowings outstanding during Fiscal 2014 as compared to Fiscal 2013. The decrease in average borrowings outstanding resulted from the Company’s net repayment of debt during Fiscal 2013.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $10.0 million, or 40.8%, to $14.5 million for the three months ended January 25, 2014 from $24.5 million for the three months ended January 26, 2013. The decrease in provision for income taxes was primarily a result of lower pretax income and a lower effective income tax rate in the second quarter of Fiscal 2014. The effective tax rate decreased 840 basis points to 30.9% for three months ended January 25, 2014 from 39.3% for the three months ended January 26, 2013. The decrease in the effective tax rate was primarily the result of a revised full year earnings estimate and an increase in the Company’s indefinitely reinvested current year earnings during the second quarter of Fiscal 2014.

Net Income. Net income includes income from continuing operations and results from discontinued operations. Net income decreased by $15.3 million, or 32.4%, to $31.9 million for the three months ended January 25, 2014 from $47.2 million for the three months ended January 26, 2013. The decrease was mainly due to the results from discontinued operations, which generated a loss $0.5 million for three months ended January 25, 2014 compared to income of $9.4 million for the three months ended January 26, 2013. Income from continuing operations decreased $5.4 million or 14.3%, primarily due to the lower level of operating income, offset in part by decreases in interest expense and the provision for income taxes.

Net Income from Continuing Operations per Diluted Common Share. Net income from continuing operations per diluted share decreased by $0.04, or 17.4%, to $0.19 per share for the three months ended January 25, 2014 from $0.23 per share for the three months ended January 26, 2013. The decrease in diluted per share results was primarily due to a lower level of income from continuing operations, as previously discussed, and the increase in the weighted-average diluted common shares outstanding to 164.9 million shares in the second quarter of Fiscal 2014 from 162.9 million shares in the second quarter of Fiscal 2013.

Net Income per Diluted Common Share. Net income per diluted common share decreased by $0.10, or 34.5%, to $0.19 per share for the three months ended January 25, 2014 from $0.29 per share for the three months ended January 26, 2013. The decrease was due to the results from discontinued operations, a lower level of net income from continuing operations and an increase in the weighted-average diluted common shares outstanding.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Six Months Ended January 25, 2014 compared to Six Months Ended January 26, 2013

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Six Months Ended
	January 25, 2014	January 26, 2013	$ Change	% Change
	(millions, except per share data)
Net sales	$2,463.1	$2,375.0	$88.1	3.7%

Cost of goods sold	(1,064.8)	(1,056.3)	(8.5)	0.8%
Cost of goods sold as % of net sales	43.2%	44.5%
Gross margin	1,398.3	1,318.7	79.6	6.0%
Gross margin as % of net sales	56.8%	55.5%
Other costs and expenses:
Buying, distribution and occupancy costs	(451.3)	(404.9)	(46.4)	11.5%
Buying, distribution and occupancy costs as % of net sales	18.3%	17.0%
Selling, general and administrative expenses	(707.8)	(681.5)	(26.3)	3.9%
SG&A expenses as % of net sales	28.7%	28.7%
Acquisition-related, integration and restructuring costs	(12.2)	(13.2)	1.0	(7.6%)
Depreciation and amortization expense	(92.4)	(77.9)	(14.5)	18.6%
Total other costs and expenses	(1,263.7)	(1,177.5)	(86.2)	7.3%
Operating income	134.6	141.2	(6.6)	(4.7%)
Operating income as % of net sales	5.5%	5.9%
Interest expense	(3.1)	(9.6)	6.5	(67.7%)
Interest and other (expense) income, net	(0.5)	0.5	(1.0)	(200.0%)
Loss on extinguishment of debt	—	(1.4)	1.4	(100.0%)
Income from continuing operations before provision for income taxes	131.0	130.7	0.3	0.2%
Provision for income taxes from continuing operations	(44.3)	(46.7)	2.4	(5.1%)
Effective tax rate(a)	33.8%	35.7%
Income from continuing operations	86.7	84.0	2.7	3.2%
(Loss) income from discontinued operations, net of taxes (b)	(2.2)	6.3	(8.5)	(134.9%)
Net income	$84.5	$90.3	$(5.8)	(6.4%)

Net income per common share - basic:
Continuing operations	$0.54	$0.54	$—	0.0%
Discontinued operations	(0.01)	0.04	(0.05)	(125.0%)
Total net income per basic common share	$0.53	$0.58	$(0.05)	(8.6%)

Net income per common share - diluted:
Continuing operations	$0.52	$0.52	$—	0.0%
Discontinued operations	(0.01)	0.04	(0.05)	(125.0%)
Total net income per diluted common share	$0.51	$0.56	$(0.05)	(8.9%)

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.
(b)	(Loss) income from discontinued operations is presented net of a $2.8 million income tax benefit for the six months ended January 25, 2014 and a $3.0 million income tax expense for the six months ended January 26, 2013.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $88.1 million, or 3.7%, to $2.463 billion for the six months ended January 25, 2014 from $2.375 billion for the six months ended January 26, 2013. The increase was primarily due to higher combined store and e-commerce comparable sales at our Lane Bryant and Catherines brands and new store growth at our Justice and maurices brands. The Company believes our e-commerce operations are interdependent with our brick-and-mortar store sales and, as such, we believe that reporting combined store and e-commerce comparable sales on a brand-by-brand basis, as discussed below, is a more appropriate presentation. On a consolidated basis, comparable store sales decreased by $13.7 million, or 1% to $1.970 billion during the six months ended January 25, 2014 from $1.984 billion during the six months ended January 26, 2013. Also on a consolidated basis, E-commerce sales increased by $55.1 million, or 28% to $254.6 million during the six months ended January 25, 2014 from $199.5 million during the six months ended January 26, 2013.

Net sales data for our five business segments is presented below.

	Six Months Ended
	January 25, 2014	January 26, 2013	$ Change	% Change
	(millions)		(millions)
Net sales:
Justice	$806.5	$800.2	$6.3	0.8%
Lane Bryant	526.4	489.2	37.2	7.6%
maurices	492.6	465.3	27.3	5.9%
dressbarn	482.0	473.4	8.6	1.8%
Catherines	155.6	146.9	8.7	5.9%
Total net sales	$2,463.1	$2,375.0	$88.1	3.7%

Comparable store sales (a)				(1%)
E-commerce comparable sales				28%
Combined store and e-commerce comparable sales				2%

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

Justice net sales. The net increase primarily reflects:

•	a decrease of $9.6 million, or 1%, in combined store and e-commerce comparable sales during the six months ended January 25, 2014;
•	a $16.6 million increase in non-comparable stores sales, primarily driven by an increase related to 33 net new store openings during the last twelve months; and
•	a $0.7 million decrease in wholesale, licensing operations and other revenues

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $33.1 million, or 8%, in combined store and e-commerce comparable sales during the six months ended January 25, 2014;
•	a $0.4 million increase in non-comparable stores sales, as the positive effects of 50 new store openings during the last twelve months was only partially offset by 68 store closings in the last twelve months; and
•	a $3.7 million increase in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $3.1 million, or 1%, in combined store and e-commerce comparable sales during the six months ended January 25, 2014; and
•	a $24.2 million increase in non-comparable stores sales, primarily driven by an increase related to 48 net new store openings during the last twelve months.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn net sales. The net increase primarily reflects:

•	an increase of $1.5 million, or essentially flat combined store and e-commerce comparable sales during the six months ended January 25, 2014;
•	a $5.9 million increase in non-comparable stores sales, as the positive effect of 37 new store openings was only offset in part by 41 store closings during the last twelve months; and
•	a $1.2 million increase in other revenues

Catherines net sales. The net increase primarily reflects:

•	an increase of $13.3 million, or 10%, in combined store and e-commerce comparable sales during the six months ended January 25, 2014;
•	a $5.9 million decrease in non-comparable stores sales, primarily driven by a decrease related to 20 store closings during the last twelve months; and
•	a $1.3 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 130 basis points to 56.8% for the six months ended January 25, 2014 from 55.5% for the six months ended January 26, 2013. Excluding the impact of the absence of approximately $20 million of purchase accounting adjustments recorded in the first quarter of Fiscal 2013, our gross margin rate increased by 40 basis points. Our gross margin rate increased, primarily due to stronger margins at Lane Bryant, maurices, dressbarn and Catherines, which more than offset lower margins at Justice.

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

Buying, distribution and occupancy costs increased by $46.4 million, or 11.5%, to $451.3 million for the six months ended January 25, 2014 from $404.9 million for the six months ended January 26, 2013. Buying, distribution and occupancy costs as a percentage of net sales increased by 130 basis points to 18.3% for the six months ended January 25, 2014 from 17.0% for the six months ended January 26, 2013. The increase in Buying, distribution and occupancy costs in terms of both dollars and as a percentage of sales was mainly a result of increases in buying-related costs due mainly to an investment in design function, and higher distribution expenses and freight costs related to the increased sales volume.

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

SG&A expenses increased by $26.3 million, or 3.9%, to $707.8 million for the six months ended January 25, 2014 from $681.5 million for the six months ended January 26, 2013. SG&A expenses as a percentage of net sales were relatively flat at 28.7% in both six-months periods ended January 25, 2014 and January 26, 2013. SG&A expenses, expressed in terms of dollars, increased as additional expenses resulting from new store growth, higher marketing costs and increased administrative expenses offset the cost-savings achieved by the on-going reduction of the duplicative overhead structure acquired in the Charming Shoppes Acquisition. This reduction is expected to continue over the next couple of years.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $14.5 million, or 18.6%, to $92.4 million for the six months ended January 25, 2014 from $77.9 million for the six months ended January 26, 2013. The increase was primarily due to higher capital expenditures, which resulted, in part, from the new store openings during the last twelve months and accelerated depreciation of existing assets whose useful lives were shortened as a result of the Company’s supply chain and technological integration efforts.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating Income. Operating income decreased $6.6 million, or 4.7%, to $134.6 million for the six months ended January 25, 2014 from $141.2 million for the six months ended January 26, 2013. Operating income as a percentage of net sales decreased 40 basis points, to 5.5% or the six months ended January 25, 2014 from 5.9% for the six months ended January 26, 2013. Excluding the impact of the absence of approximately $20 million of purchase accounting adjustments recorded in the first quarter of Fiscal 2013 as discussed above, operating income as a percentage of net sales decreased by 130 basis points. The decrease primarily reflected an overall increase in gross margin, as discussed on a brand-by-brand basis below, which was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense.

Operating income data for our five business segments is presented below.

	Six Months Ended
	January 25, 2014	January 26, 2013	$ Change	% Change
	(millions)		(millions)
Operating income (loss):
Justice	$100.1	$147.3	$(47.2)	(32.0%)
Lane Bryant	(7.3)	(32.5)	25.2	(77.5%)
maurices	51.8	57.3	(5.5)	(9.6%)
dressbarn	(5.2)	(16.2)	11.0	(67.9%)
Catherines	7.4	(1.5)	8.9	(593.3%)
Subtotal	146.8	154.4	(7.6)	(4.9%)
Less unallocated acquisition-related, integration and restructuring costs	(12.2)	(13.2)	1.0	(7.6%)
Total operating income	$134.6	$141.2	$(6.6)	(4.7%)

Justice operating income decreased by $47.2 million primarily as a result of a decrease in gross margin rates and increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The lower gross margin rate was mainly attributable to higher promotional markdowns, which resulted from increased promotional activity required to sell through fall merchandise. Buying, distribution and occupancy costs increased largely as a result of higher store occupancy costs primarily related to store growth and higher freight costs related to an increase in e-commerce sales volume. The increase in SG&A expenses primarily reflected an increase in marketing costs. The increase in depreciation expense resulted from the new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

Lane Bryant operating loss decreased by $25.2 million partly due to the absence of approximately $15.3 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value recognized in the first quarter of Fiscal 2013. Excluding the impact of the purchase accounting adjustments, the operating results reflected the flow-through of margin on the higher sales volume and higher gross margin rate, offset in part by increases in Buying, distribution and occupancy and depreciation expense. The higher gross margin rate benefited from lower product costs and lower markdowns. The higher Buying, distribution and occupancy costs resulted primarily from increases in buying-related costs due mainly to an investment in the merchandising and design functions and higher distribution expenses related to the increased sales volume. SG&A expenses increased slightly due mainly to increases in store-related payroll costs.

maurices operating income decreased by $5.5 million as an increase in sales and gross margin rates was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The gross margin rate benefited from lower product costs and lower markdowns which resulted from a more targeted promotional campaign and tighter inventory control. The increase in Buying, distribution and occupancy costs was mainly a result of increases in buying-related costs due mainly to an investment in the design function and increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses was primarily due to store-related payroll costs and other store expenses resulting from the new store growth, increased selling costs related to e-commerce growth and higher marketing costs. The increase in depreciation expense resulted mainly from new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

dressbarn operating loss decreased by $11.0 million primarily as a result of an increase in sales and gross margin rates, offset in part by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The higher gross margin rate was mainly attributable to lower inventory levels which resulted in a better sell-through of merchandise and lower markdowns which resulted from tighter inventory control. Buying, distribution and occupancy costs increased primarily due to an increase in buying-related costs due mainly to an investment in the design function. The increase in SG&A expenses was primarily due to higher administrative payroll costs and increased administrative expenses related to e-commerce growth. The increase in depreciation expense is primarily due to accelerated depreciation as a result of the Company’s supply chain and technological integration efforts.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Catherines operating income increased by $8.9 million partly due to the absence of approximately $4.6 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value recognized in the first quarter of Fiscal 2013. Excluding the impact of the purchase accounting adjustments, the operating results reflected the flow-through of margin on the higher sales volume and higher gross margin rate, offset in part by increases in Buying, distribution and occupancy costs.

Unallocated operating income. The unallocated expenses of $12.2 million for the six months ended January 25, 2014 and $13.2 million for six months ended January 26, 2013 represent Acquisition-related, integration and restructuring costs incurred during the period related to the Charming Shoppes Acquisition.

Interest Expense. Interest expense decreased by $6.5 million, or 67.7%, to $3.1 million for the six months ended January 25, 2014 from $9.6 million for the six months ended January 26, 2013. The decrease was primarily the result of a decrease in the average borrowings outstanding during Fiscal 2014 as compared to Fiscal 2013. The decrease in average borrowings outstanding resulted from the Company’s net repayment of debt during Fiscal 2013.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $2.4 million, or 5.1%, to $44.3 million for the six months ended January 25, 2014 from $46.7 million for the six months ended January 26, 2013. The decrease in provision for income taxes was primarily a result of a lower effective income tax rate in the first half of Fiscal 2014. The effective tax rate decreased 190 basis points to 33.8% for six months ended January 25, 2014 from 35.7% for the six months ended January 26, 2013. The decrease in the effective tax rate was primarily due to an increase in the Company’s indefinitely reinvested current year earnings, offset in part by the result of lower tax benefits relating to the accounting for discrete items in the first half of Fiscal 2014.

Net Income. Net income includes income from continuing operations and results from discontinued operations. Net income decreased by $5.8 million, or 6.4%, to $84.5 million for the six months ended January 25, 2014 from $90.3 million for the six months ended January 26, 2013. The decrease was due to the results from discontinued operations, which generated a loss of $2.2 million for six months ended January 25, 2014 compared to income of $6.3 million for the six months ended January 26, 2013. Income from continuing operations increased $2.7 million or 3.2%, primarily due to decreases in interest expense and the provision for income taxes which more than offset the lower level of operating income.

Net Income from Continuing Operations per Diluted Common Share. Net income from continuing operations per diluted share was flat, and remained at $0.52 per share for the six months ended January 25, 2014 and January 26, 2013. The increase in income from continuing operations, as previously discussed, was offset by the increase in weighted-average diluted common shares outstanding to 164.9 million shares for the six months ended January 25, 2014 from 162.2 million shares for the six months ended January 26, 2013.

Net Income per Diluted Common Share. Net income per diluted common share decreased by $0.05, or 8.9%, to $0.51 per share for the six months ended January 25, 2014 from $0.56 per share for the six months ended January 26, 2013. The decrease was due to the results from discontinued operations and an increase in the weighted-average diluted common shares outstanding, offset in part by a higher level of net income from continuing operations.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	January 25, 2014	July 27, 2013	$ Change
	(millions)
Cash and cash equivalents	$170.1	$186.4	$(16.3)
Short-term investments	3.6	3.0	0.6
Total debt	(131.6)	(135.6)	4.0
Net cash and investments (a)	$42.1	$53.8	$(11.7)
Equity	$1,671.6	$1,556.4	$115.2

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term investments, less total debt.

The decrease in our net cash and investments position as of January 25, 2014 as compared to July 27, 2013 was primarily due to our use of cash to support our capital expenditures (as discussed below under “Capital Spending”), partially offset by our operating cash flows. The increase in equity was mainly due to the Company’s net income for the first half of the Fiscal 2014.

Cash Flows

The table below summarizes our cash flows for the six months ended presented as follows:

	Six Months Ended
	January 25, 2014	January 26, 2013
	(millions)
Net cash provided by operating activities	$175.2	$273.4
Net cash used in investing activities	(205.5)	(95.3)
Net cash provided by (used in) financing activities	14.0	(20.4)
Net (decrease) increase in cash and cash equivalents (a)	$(16.3)	$157.7

(a)	Excludes changes in Short-term investments which increased by $0.6 million during the six months ended January 25, 2014.

Net Cash Provided by Operating Activities. Net cash provided by operations was $175.2 million for the six months ended January 25, 2014, compared with $273.4 million for the six months ended January 26, 2013. The decrease was driven by the timing of payable payments and higher cash used for inventory purchases which resulted from both new store openings and the timing of spring inventory purchases.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended January 25, 2014 was $205.5 million, consisting primarily of $247.1 million of capital expenditures, offset in part by $42.2 million of proceeds from the sale of assets. Net cash used in investing activities for the six months ended January 26, 2013 was $95.3 million, consisting almost entirely of cash used for capital expenditures.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $14.0 million for the six months ended January 25, 2014, consisting primarily of $18.0 million of proceeds relating to our stock-based compensation plans, offset in part by $4.0 million of net repayments of debt under our Revolving Credit Agreement. Net cash used in financing activities for the six months ended January 26, 2013 was $20.4 million, consisting primarily of $50.4 million for the net repayments of debt, offset in part by $31.7 million of proceeds relating to our stock-based compensation plans.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Capital Spending

We routinely make capital investments primarily in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores, investments in our technological infrastructure and investments in corporate office facilities.

The Fiscal 2013 10-K included an update of the following on-going, non-routine, significant capital spending plans:

•	Rationalization of our distribution network which includes the expansion of our distribution centers located in Etna Township, Ohio, and Greencastle, Indiana. This transition is expected to continue during calendar 2014. Our expanded distribution center in Ohio is now fully operational;

•	Finalization of plans to migrate to common information technology platforms for our Company-wide, point-of-sales systems, merchandise systems, warehouse management systems and financial systems. This transition is expected to take place over the next two years; and

•	Relocation and expansion of our corporate office space in Suffern, New York to Mahwah, New Jersey to support our growing operations. The renovation of the Mahwah, New Jersey location is expected to be completed during the third quarter of Fiscal 2014.

The Company expects the remaining incremental capital requirements for these projects to be approximately $125 million, principally to be spent over the next year. For a detailed discussion of these plans, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2013 10-K.

As a result of these initiatives, we expect to receive local tax incentives to support the related investments totaling between $55 - $60 million over a 15 year period. For additional details of the local tax incentives, see Note 9 to our audited consolidated financial statements included in our Fiscal 2013 10-K.

In addition to the non-routine capital spending plans mentioned above, in December 2013 the Company announced its plans for a new building located in Duluth, MN to house its maurices headquarters and shared service operations.  The project is scheduled for completion in the first quarter of calendar 2016 with incremental capital requirements of approximately $70 million occurring principally over the next two years.

Such requirements for the capital investments outlined above are expected to continue to be funded primarily with operating cash flows and, to the extent necessary, borrowings under the Company’s Revolving Credit Agreement.

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

As of January 25, 2014, approximately 88% of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S., we would incur a current U.S. tax liability of between 15% to 20% of the cash repatriated; this current U.S. tax liability has been previously provided for in the provision for income taxes and is currently classified within Deferred income taxes on the accompanying unaudited consolidated balance sheets. We currently do not have any plans to repatriate these funds from our overseas subsidiaries to the U.S.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

As discussed in the “Debt” section below, as of January 25, 2014, after taking into account revolving debt and outstanding letters of credit, we had $273.3 million in variable availability under the Revolving Credit Agreement. The Company believes the Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of January 25, 2014, there were six financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

Debt

As of January 25, 2014, the Company had $131.6 million of debt outstanding consisting of (i) $131.0 million under the Revolving Credit Agreement, and (ii) $0.6 million of convertible notes due May 2014 assumed in the Charming Shoppes Acquisition, which remain outstanding after substantially all were redeemed in July 2012. For a complete description of the Company’s convertible-notes borrowing arrangement see Note 14 to our audited consolidated financial statements included in our Fiscal 2013 10-K.

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

As of January 25, 2014, after taking into account the $131.0 million of revolving debt outstanding and the $18.9 million in outstanding letters of credit, the Company had $273.3 million in its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Company is subject to certain restrictions and financial covenants with respect to minimum availability limits under the Revolving Credit Agreement.  Such limits are variable based on the outstanding borrowing commitment.  Should Availability (as defined in the Revolving Credit Agreement) fall below the minimum level for three consecutive days, the Company would be in a Reduced Availability Period and would be subject to a fixed charge coverage ratio test.  As of January 25, 2014, the Reduced Availability Period would be triggered if our availability were to drop below approximately $50.0 million for three consecutive days.   As of January 25, 2014, the Company had $273.3 million in availability under the Revolving Credit Agreement and accordingly, the fixed charge coverage ratio test does not apply.

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

If the Company is in a Reduced Availability Period at the end of a fiscal quarter, the Company’s fixed charge coverage ratio must be at least 1.00 to 1.00.  The ratio is calculated based on four consecutive fiscal quarter end dates ending with the current quarter.  The fixed charge coverage ratio is defined as a ratio of consolidated earnings (as defined in the Revolving Credit Agreement), less capital expenditures, to consolidated fixed charges.

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

The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of January 25, 2014.

Other Letters of Credit

As of January 25, 2014, the Company had also issued $15.9 million of private label letters of credit relating to the importation of merchandise.

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

There were no purchases of common stock by Company during the six months ended January 25, 2014 under its repurchase program. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at January 25, 2014.

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

ASCENA RETAIL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of January 25, 2014, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks related to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores normally are transacted in U.S. dollars. In addition, our wholly owned international retail operations represented approximately 1% of our consolidated revenues during the first six months of Fiscal 2014. In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

Our Company currently has $131.0 million in variable-rate debt outstanding under our Revolving Credit Agreement. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, the Company’s annual interest expense would increase or decrease by approximately $0.2 million, and net income would decrease or increase, respectively, by approximately $0.1 million. See Note 14 to our audited consolidated financial statements included in our Fiscal 2013 10-K for a summary of the terms and conditions of our Revolving Credit Agreement.

Investment Risk Management

As of January 25, 2014, our Company had cash and cash equivalents on-hand of $170.1 million, a portion of which was invested in money market funds. The Company's short-term investments of $3.6 million consisted entirely of restricted cash.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at January 25, 2014. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

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

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

During the six months ended January 25, 2014, there have been no recently issued or proposed accounting standards which may have a material impact on our financial statements in future periods.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of January 25, 2014. There has been no change in the Company’s internal control over financial reporting during the quarter ended January 25, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2013 10-K. There have been no material changes during the quarter ended January 25, 2014 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2013 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended January 25, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month # 1 (October 27, 2013 – November 23, 2013)	—	$—	—	$90 million
Month # 2 (November 24, 2013 – December 28, 2013)	—	—	—	90 million
Month # 3 (December 29, 2013 – January 25, 2014)	—	—	—	90 million

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

*      Pursuant to Rule 402 of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENA RETAIL GROUP, INC.

Date: March 3, 2014	BY: /s/ David Jaffe
David Jaffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2014	BY: /s/ Dirk Montgomery
Dirk Montgomery
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

