Form 10-Q
period 2014-04-26
Ascena Retail Group, Inc.
filed 2014-06-03
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 26, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-11736

ASCENA RETAIL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0641353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

933 MacArthur Boulevard, Mahwah, New Jersey	07430
(Address of principal executive offices)	(Zip Code)

(551) 777-6700
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
The Registrant had 161,662,135 shares of common stock outstanding as of May 29, 2014.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	April 26, 2014	July 27, 2013
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213.2	$186.4
Short-term investments	3.6	3.0
Inventories	564.7	540.9
Assets related to discontinued operations	—	38.8
Deferred tax assets	52.1	53.0
Prepaid expenses and other current assets	126.6	120.7
Total current assets	960.2	942.8
Property and equipment, net	1,044.0	824.8
Goodwill	581.4	581.4
Other intangible assets, net	449.2	451.1
Other assets	74.9	71.6
Total assets	$3,109.7	$2,871.7

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$224.0	$259.2
Accrued expenses and other current liabilities	305.3	301.4
Deferred income	72.0	61.2
Liabilities related to discontinued operations	3.0	21.5
Income taxes payable	7.5	8.7
Current portion of long term debt	0.6	0.6
Total current liabilities	612.4	652.6
Long-term debt	224.4	135.0
Lease-related liabilities	243.8	242.9
Deferred income taxes	156.2	131.7
Other non-current liabilities	159.0	153.1
Commitments and contingencies (Note 11)
Total liabilities	1,395.8	1,315.3

Equity:
Common stock, par value $0.01 per share; 161.6 million and 159.5 million shares issued and outstanding	1.6	1.6
Additional paid-in capital	635.2	592.8
Retained earnings	1,080.5	963.2
Accumulated other comprehensive loss	(3.4)	(1.2)
Total equity	1,713.9	1,556.4
Total liabilities and equity	$3,109.7	$2,871.7

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
	(millions, except per share data) (unaudited)
Net sales	$1,145.1	$1,142.2	$3,608.2	$3,517.2
Cost of goods sold	(470.1)	(484.4)	(1,534.9)	(1,540.7)
Gross margin	675.0	657.8	2,073.3	1,976.5

Other costs and expenses:
Buying, distribution and occupancy costs	(219.6)	(208.1)	(670.9)	(613.0)
Selling, general and administrative expenses	(340.4)	(332.4)	(1,048.2)	(1,013.9)
Acquisition-related, integration and restructuring costs	(12.7)	(6.9)	(24.9)	(20.1)
Depreciation and amortization expense	(48.6)	(44.6)	(141.0)	(122.5)
Total other costs and expenses	(621.3)	(592.0)	(1,885.0)	(1,769.5)
Operating income	53.7	65.8	188.3	207.0

Interest expense	(1.7)	(2.9)	(4.8)	(12.5)
Interest and other (expense) income, net	(0.7)	0.1	(1.2)	0.6
Loss on extinguishment of debt (Note 8)	—	(7.9)	—	(9.3)
Income from continuing operations before provision for income taxes	51.3	55.1	182.3	185.8
Provision for income taxes from continuing operations	(15.7)	(22.2)	(60.0)	(68.9)
Income from continuing operations	35.6	32.9	122.3	116.9
(Loss) income from discontinued operations, net of taxes (1)	(2.4)	(1.7)	(4.6)	4.6
Net income	$33.2	$31.2	$117.7	$121.5

Net income per common share - basic:
Continuing operations	$0.22	$0.21	$0.76	$0.74
Discontinued operations	(0.02)	(0.01)	(0.03)	0.03
Total net income per basic common share	$0.20	$0.20	$0.73	$0.77

Net income per common share – diluted:
Continuing operations	$0.22	$0.20	$0.74	$0.72
Discontinued operations	(0.02)	(0.01)	(0.03)	0.03
Total net income per diluted common share	$0.20	$0.19	$0.71	$0.75

Weighted average common shares outstanding:
Basic	161.4	158.0	160.4	156.9
Diluted	164.7	163.3	164.9	162.8
_____________
(1) (Loss) income from discontinued operations is presented net of a $0.1 million and $2.9 million income tax benefit for the three and nine months ended April 26, 2014, respectively, and a $1.2 million income tax benefit and a $1.8 million income tax expense for the three and nine months ended April 27, 2013, respectively.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
	(millions) (unaudited)
Net income	$33.2	$31.2	$117.7	$121.5
Other comprehensive income (loss), net of tax(1)
Net change in unrealized gains on available-for-sale investments	—	—	—	1.2
Foreign currency translation adjustment	1.0	(0.2)	(2.2)	(0.6)
Total other comprehensive income (loss)	1.0	(0.2)	(2.2)	0.6
Total comprehensive income	$34.2	$31.0	$115.5	$122.1
___________
(1) No tax benefits have been provided in any period primarily due to the Company's assertion regarding its indefinitely reinvested current year earnings and the uncertainty of realization of cumulative capital loss tax benefits.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 26, 2014	April 27, 2013
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$117.7	$121.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	141.0	122.5
Deferred income tax benefit	(13.1)	(6.4)
Deferred rent and other occupancy costs	(28.1)	(26.9)
Loss on extinguishment of debt	—	9.3
Non-cash stock-based compensation expense	23.7	23.2
Non-cash impairments of assets	3.5	3.8
Non-cash interest expense	1.0	1.4
Other non-cash income	(5.8)	(7.3)
Excess tax benefits from stock-based compensation	(4.3)	(12.8)
Changes in operating assets and liabilities:
Inventories	(23.8)	(7.3)
Accounts payable, accrued liabilities and income tax liabilities	(9.7)	65.2
Deferred income liabilities	17.1	24.4
Lease-related liabilities	31.2	29.0
Other balance sheet changes	12.5	(6.1)
Changes in net assets related to discontinued operations	(19.4)	(0.3)
Net cash provided by operating activities	243.5	333.2

Cash flows from investing activities:
Capital expenditures	(368.9)	(171.3)
Proceeds from sale of assets	42.2	15.9
Purchase of investments	(0.7)	(2.3)
Proceeds from sales and maturities of investments	0.1	4.9
Net cash used in investing activities	(327.3)	(152.8)

Cash flows from financing activities:
Proceeds from borrowings	1,094.3	426.7
Repayments of debt	(1,004.9)	(601.4)
Payment of deferred financing costs	—	(3.7)
Proceeds from stock options exercised and employee stock purchases	16.9	23.8
Excess tax benefits from stock-based compensation	4.3	12.8
Net cash provided by (used in) financing activities	110.6	(141.8)

Net increase in cash and cash equivalents	26.8	38.6
Cash and cash equivalents at beginning of period	186.4	164.3

Cash and cash equivalents at end of period	$213.2	$202.9

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls and boys. The Company operates, through its 100% owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company operates approximately 3,900 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $4.7 billion for the fiscal year ended July 27, 2013. Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 998 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 770 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range. The maurices segment includes approximately 907 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 831 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 389 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

2. Basis of Presentation

Interim Financial Statements

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim consolidated financial statements are unaudited. In the opinion of management, however, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, comprehensive income and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the U.S. (“US GAAP”) have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

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

Basis of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP, and present the financial position, results of operations, comprehensive income and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP. There were no variable interest entities as of April 26, 2014.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2014 will end on July 26, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”). The third quarter of Fiscal 2014 ended on April 26, 2014 and was a 13-week period. The third quarter of Fiscal 2013 ended on April 27, 2013 and was also a 13-week period.

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

The Fashion Bug business ceased operations in February 2013. Additionally, as discussed in the Fiscal 2013 10-K, in August 2013, the Company entered into an agreement to sell the principal net assets of the Figi’s business (the “Figi’s Sale”) and recorded an $8.0 million pretax charge during the fourth quarter of Fiscal 2013 to reduce the carrying value of the Figi’s net assets to an amount approximating the net sales proceeds. The Figi’s Sale closed during the first quarter of Fiscal 2014. Additional pretax charges of $2.3 million and $4.5 million for the three and nine months ended April 26, 2014, respectively, reflect transaction costs and the adjustment of certain liabilities which existed at the date it was sold. These charges have been classified as components of discontinued operations in the accompanying consolidated statement of operations. No material charges related to the finalization of the remaining liabilities are anticipated.

Operating results for the discontinued businesses, including $7.4 million of revenues for the first quarter of Fiscal 2014 (only consisting of revenues from the Figi’s business) and $13.4 million and $400.3 million of revenues for the three and nine months ended April 27, 2013, respectively, have been segregated and reported separately as a component of discontinued operations in the accompanying consolidated statements of operations.

As of April 26, 2014 the only balance remaining related to the discontinued businesses consists of accrued expenses and other current liabilities of $3.0 million.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Cost of Goods Sold

Cost of goods sold (“COGS”) consists of all costs of merchandise (net of purchase discounts and vendor allowances), merchandise acquisition costs (primarily commissions and import fees), in-bound freight to our distribution centers and changes in reserve levels for inventory realizability and shrinkage. These costs are determined to be directly or indirectly incurred in bringing an article to its existing condition and location.

Our cost of goods sold and gross margin may not be comparable to those of other entities. Some entities, like us, exclude costs related to their distribution network, buying function, store occupancy costs and depreciation and amortization expenses from cost of goods sold and include them in other costs and expenses, whereas other entities include these costs in their cost of goods sold.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is included in Other non-current liabilities in the accompanying consolidated balance sheets, was $39.1 million as of April 26, 2014 and $44.9 million as of July 27, 2013. The Company’s liability for uncertain tax positions decreased by $5.8 million primarily as a result of the reversal of certain liabilities associated with uncertain tax positions due largely to the expiration of applicable federal and state income tax statutes of limitations for certain years in the first quarter and settlements in the third quarter of Fiscal 2014. The amount of this liability is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $4.6 million, excluding interest and penalties, during the next twelve months. However, changes in the occurrence, expected outcome and timing of those events could cause the Company’s current estimate to change materially in the future.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
	(millions)
Basic	161.4	158.0	160.4	156.9
Dilutive effect of stock options, restricted stock and restricted stock units	3.3	5.3	4.5	5.9
Diluted shares	164.7	163.3	164.9	162.8

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of April 26, 2014 and April 27, 2013, there was an aggregate of approximately 5.6 million and 2.9 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of restricted stock units that were excluded from the diluted share calculations.

4. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	April 26, 2014	July 27, 2013	April 27, 2013
		(millions)
Justice	$152.7	$196.2	$141.3
Lane Bryant	157.0	119.7	152.4
maurices	101.4	92.0	84.9
dressbarn	112.3	106.9	119.6
Catherines	41.3	26.1	39.9
Total inventories	$564.7	$540.9	$538.1

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Property and Equipment

Property and equipment, net, consist of the following:

	April 26, 2014	July 27, 2013
	(millions)
Property and Equipment:
Land	$33.3	$29.4
Buildings and improvements	136.2	47.2
Leasehold improvements	591.3	531.4
Furniture, fixtures and equipment	534.1	401.0
Information technology	244.8	213.1
Construction in progress	149.3	165.3
	1,689.0	1,387.4
Less: accumulated depreciation	(645.0)	(562.6)
Property and equipment, net	$1,044.0	$824.8

The increase in property and equipment is primarily due to current period expenditures for store-related capital improvements, investments in our technological and supply chain infrastructure and investments in corporate office space to support our growing operations. These initiatives resulted in the expanded distribution centers in Ohio and Indiana, as well as the Mahwah, NJ office space, being placed into service in the third quarter of Fiscal 2014, as discussed below.

Buildings

Corporate Office Space

During the third quarter of Fiscal 2014, the Company completed the renovation and expansion of its Mahwah, NJ property. This space now serves as the corporate office for the dressbarn brand and a newly constructed building serves as the corporate office for ascena.

Distribution Centers

During the third quarter of Fiscal 2014, the Company’s expanded distribution centers in Etna Township, Ohio and Greencastle, Indiana became operational.  The Etna distribution center will centralize all of the Company's brick-and-mortar store distribution into one location while the Greencastle distribution center will centralize all of the Company's e-commerce distribution into one location.

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

Fiscal 2014 Impairment

During the nine months ended April 26, 2014, the Company recorded an aggregate of $3.5 million in non-cash impairment charges, including $0.2 million in its Justice segment, $0.9 million in its Lane Bryant segment, $0.7 million in its maurices segment and $1.7 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $0.5 million was recorded during

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the three months ended April 26, 2014. There were no impairment charges recorded at Catherines during the three and nine months ended April 26, 2014.

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

8. Debt

Debt consists of the following:	April 26, 2014	July 27, 2013
	(millions)
Revolving credit agreement	$224.4	$135.0
Charming Shoppes convertible notes	0.6	0.6
	225.0	135.6
Less: current portion	(0.6)	(0.6)
Total long-term debt	$224.4	$135.0

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

The Revolving Credit Agreement may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The Revolving Credit Agreement includes a $250 million letter of credit sublimit, of which $60 million can be used for standby letters of credit, and a $25 million swing loan sublimit. Borrowings under the Revolving Credit Agreement bear interest at a variable rate determined using a base rate equal to the greatest of the (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points; plus an applicable margin ranging from 50 basis points to 200 basis points based on a combination of the type of borrowing (prime or LIBOR) and average borrowing availability during the previous fiscal quarter.

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in an amount ranging between 25 basis points and 37.5 basis points per annum based on the Company’s average utilization during the previous fiscal quarter.

As of April 26, 2014, after taking into account the $224.4 million of revolving debt outstanding and the $18.0 million in outstanding letters of credit, the Company had $257.6 million in its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Company is subject to certain restrictions and financial covenants with respect to minimum availability limits under the Revolving Credit Agreement.  Such limits are variable based on the outstanding borrowing commitment.  Should Availability (as defined in the Revolving Credit Agreement) fall below the minimum level for three consecutive days, the Company would be in

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a Reduced Availability Period and would be subject to a fixed charge coverage ratio test.  As of April 26, 2014, the Reduced Availability Period would be triggered if our availability were to drop below approximately $50.0 million for three consecutive days.  As of April 26, 2014, the Company had $257.6 million in availability under the Revolving Credit Agreement and accordingly, the fixed charge coverage ratio test does not apply.

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

The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of April 26, 2014.

Term Loan

During Fiscal 2013, the Company prepaid approximately $20 million during the second quarter and the entire remaining outstanding principal balance during the third quarter of a six-year, variable rate term loan. These transactions resulted in an aggregate of $7.9 million and $8.5 million of pretax losses on extinguishment of debt for the three and nine months ended April 27, 2013, respectively, relating to a proportional reduction, and subsequently write-off, of the balances of the original issue discount and deferred financing costs, which has been disclosed as a component of the Loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

Mortgage Notes

In connection with the Charming Shoppes Acquisition in the fourth quarter of Fiscal 2012, the Company assumed a $7.8 million mortgage obligation (the “Greencastle Mortgage”) on an owned distribution center in Greencastle, Indiana. During the second quarter of Fiscal 2013, the Company prepaid the outstanding principal balance of the Greencastle Mortgage in full. The payment of $8.4 million resulted in a $0.8 million pretax loss on extinguishment of debt, relating to a make-whole premium to holders of the mortgage note, which has been disclosed as a component of the Loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

Other Letters of Credit

As of April 26, 2014, the Company had also issued $1.1 million of private label letters of credit relating to the importation of merchandise.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Equity

	Nine Months Ended
Summary of Changes in Equity:	April 26, 2014	April 27, 2013
	(millions)
Balance at beginning of period	$1,556.4	$1,340.9
Total comprehensive income	115.5	122.1
Cash settled LTIP conversion (a)	—	(6.9)
Shares issued and equity grants made pursuant to stock-based compensation plans	42.6	59.3
Other	(0.6)	—
Balance at end of period	$1,713.9	$1,515.4
_________

(a)
During the first quarter of Fiscal 2013, approximately 0.6 million performance and market-based shares were canceled and replaced with a corresponding amount of new awards that will be settled in cash, and the underlying value was reclassified to liabilities.

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

There were no purchases of common stock by Company during the nine months ended April 26, 2014 under its repurchase program. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at April 26, 2014.

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion of, and are payable when declared by, the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company’s Revolving Credit Agreement as described in Note 8, “Restrictions under the Revolving Credit Agreement.”

10. Stock-based Compensation

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

As of April 26, 2014, there were approximately 11.0 million shares under the 2010 Stock Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
	(millions)
Compensation expense	$3.9	$6.9	$23.7	$23.2
Income tax benefit	$(1.5)	$(2.6)	$(9.0)	$(8.7)

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

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented are as follows:

	Nine Months Ended
	April 26, 2014	April 27, 2013
Expected term (years)	3.9	3.9
Expected volatility	40.0%	41.6%
Expected dividend yield	—%	—%
Risk-free interest rate	1.5%	0.7%
Weighted-average grant date fair value	$7.13	$7.31

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the nine months ended April 26, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 27, 2013	12,159.6	$12.24	6.4	$81.8
Granted	2,774.7	19.91
Exercised	(1,642.2)	10.00
Cancelled/Forfeited	(403.8)	16.99
Options outstanding – April 26, 2014	12,888.3	$14.03	5.9	$53.4

Options vested and expected to vest at April 26, 2014 (b)	12,501.7	$14.46	6.0	$53.1
Options exercisable at April 26, 2014	6,828.7	$10.54	4.9	$46.0
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of April 26, 2014, there was $30.6 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. The total intrinsic value of options exercised during the nine months ended April 26, 2014 was approximately $16.3 million and during the nine months ended April 27, 2013 was approximately $40.4 million. Of these amounts, $2.3 million was recorded during the three months ended April 26, 2014 and $3.7 million was recorded during the three months ended April 27, 2013. The total fair value of options that vested during the nine months ended April 26, 2014 was approximately $13.9 million and during the nine months ended April 27, 2013 was approximately $11.4 million. Of these amounts, $0.3 million was recorded during the three months ended April 26, 2014 and $0.2 million was recorded during the three months ended April 27, 2013.

Restricted Equity Awards

The 2010 Stock Plan also allows for the issuance of shares of restricted stock and restricted stock units (“RSUs”). Any shares of restricted stock or RSUs are counted against the shares available for future grant limit as 2.3 shares for every one restricted share or RSU granted. In general, if options are canceled for any reason or expire, the shares covered by such options again become available for grant. If a share of restricted stock or a RSU is forfeited for any reason, 2.3 shares become available for grant.

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

A summary of Restricted Equity Awards activity during the nine months ended April 26, 2014 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 27, 2013	1,863.2	$17.77	640.1	$15.08	189.7	$14.35
Granted	363.5	19.83	185.1	20.06	41.3	19.46
Vested	(913.1)	18.47	(163.1)	12.21	(54.4)	10.68
Cancelled/Forfeited	(57.8)	18.59	—	—	—	—
Nonvested at April 26, 2014	1,255.8	$17.82	662.1	$17.18	176.6	$16.68

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards

Total unrecognized compensation at April 26, 2014 (millions)	$12.2	$4.4	$1.4
Weighted-average years expected to be recognized over (years)	3.3	1.9	1.6

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

A summary of Cash-Settled Long-Term Incentive Plan Awards activity during the nine months ended April 26, 2014 is as follows:

Cash-Settled Long- Term Incentive Plan Awards
Number of Shares
(thousands)
Nonvested at July 27, 2013	855.4
Granted	391.1
Vested	(287.5)
Cancelled/Forfeited	(80.2)
Nonvested at April 26, 2014	878.8

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of April 26, 2014, there was $7.4 million of total unrecognized compensation cost related to Cash-Settled LTIP Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years. As of April 26, 2014, the liability for cash-settled LTIP awards was $4.5 million, of which $1.8 million was classified within Accrued expenses and other current liabilities and $2.7 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets.

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

12. Segment Information

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, e-commerce and licensing. The five reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and utilized on a regular basis by the Company’s executive team to evaluate performance and allocate resources. In identifying reportable segments and disclosure of product offerings, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in five reportable segments as follows:

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating income (loss) and depreciation and amortization expense for each segment are as follows:

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
		(millions)
Net sales:
Justice	$291.7	$298.0	$1,098.2	$1,098.2
Lane Bryant	269.3	267.2	795.7	756.4
maurices	251.7	235.7	744.3	701.0
dressbarn	246.7	257.3	728.7	730.7
Catherines	85.7	84.0	241.3	230.9
Total net sales	$1,145.1	$1,142.2	$3,608.2	$3,517.2

Operating income (loss):
Justice	$14.2	$20.8	$114.3	$168.1
Lane Bryant	5.4	4.8	(1.9)	(27.7)
maurices	33.4	35.0	85.2	92.3
dressbarn	3.7	6.5	(1.5)	(9.7)
Catherines	9.7	5.6	17.1	4.1
Unallocated acquisition-related, integration and restructuring costs	(12.7)	(6.9)	(24.9)	(20.1)
Total operating income	$53.7	$65.8	$188.3	$207.0

Depreciation and amortization expense:
Justice	$15.5	$12.8	$45.2	$37.8
Lane Bryant	10.3	9.4	32.9	30.0
maurices	10.4	8.5	28.7	22.4
dressbarn	10.7	12.6	29.1	28.4
Catherines	1.7	1.3	5.1	3.9
Total depreciation and amortization expense	$48.6	$44.6	$141.0	$122.5

13. Additional Financial Information

	Nine Months Ended
Cash Interest and Taxes:	April 26, 2014	April 27, 2013
	(millions)
Cash paid for interest	$3.5	$12.3
Cash paid for income taxes	$40.2	$16.7

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $52.2 million for the nine months ended April 26, 2014 and $22.0 million for the nine months ended April 27, 2013.

There were no other significant non-cash investing or financing activities for the nine months ended April 26, 2014 or April 27, 2013.

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

INTRODUCTION

Management discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition and results of our operations. MD&A is organized as follows:

•
Overview. This section provides a general description of our business and a summary of financial performance for the three-month and nine-month periods ended April 26, 2014. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and nine-month periods ended April 26, 2014 and April 27, 2013.

•
Financial condition and liquidity. This section provides an analysis of our cash flows for the nine-month periods ended April 26, 2014 and April 27, 2013, as well as a discussion of our financial condition and liquidity as of April 26, 2014. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures, (iii) anticipated capital expenditures, and (iv) any material changes in financial condition and commitments since the end of Fiscal 2013 (as defined below).

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

In this Form 10-Q, references to "Ascena," "ourselves," "we," "our," "us" and the "Company" refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2014 will end on July 26, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”). The third quarter of Fiscal 2014 ended on April 26, 2014 and was a 13-week period. The third quarter of Fiscal 2013 ended on April 27, 2013 and was also a 13-week period.

OVERVIEW

Our Business

The Company operates, through its 100% owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company operates approximately 3,900 stores throughout the United States, Puerto Rico and Canada, with annual revenues of over $4.7 billion for the fiscal year ended July 27, 2013.

We classify our businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 998 specialty retail and outlet stores, e-commerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 770 specialty retail and outlet stores, and e-commerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range. The maurices segment includes approximately 907 specialty retail and outlet stores, and e-commerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 17 to 34 year-old female, with stores concentrated in small markets (approximately 25,000 to 100,000 people). The dressbarn segment includes approximately 831 specialty retail and outlet stores, and e-commerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 389 specialty retail and outlet stores, and e-commerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

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

Basis of Presentation

Discontinued Operations

Contemporaneously with the closing of the acquisition of Charming Shoppes, Inc. (the “Charming Shoppes Acquisition”), the Company announced its intent to cease operating the acquired Fashion Bug business and its intent to sell the acquired Figi’s business. The Fashion Bug business ceased operations in February 2013. Additionally, in August 2013, the Company entered into an agreement to sell the principal net assets of the Figi’s business (the “Figi’s Sale”). The Figi’s Sale closed during the first quarter of Fiscal 2014. Accordingly, these businesses have been classified as a component of discontinued operations within the accompanying unaudited consolidated financial statements of the Company.

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

Such macroeconomic and other factors could continue to have a negative effect on consumer spending in the U.S., which in turn, could have a material effect on our business, results of operations, financial condition and cash flows. In this regard, the unseasonably cold and stormy winter weather conditions experienced in much of the country negatively impacted brick-and-mortar traffic during the third quarter. We saw improving trends in April, due in part to the shift in the timing of the Easter holiday from March to April. Since then, customer traffic and consumer spending patterns remain challenging. We will continue to monitor the spending patterns of consumers at each of our brands and adjust, as necessary, our operating strategies to mitigate the impact on our operating results.

Operating Results

Three Months Ended April 26, 2014 compared to Three Months Ended April 27, 2013

For the three months ended April 26, 2014, we reported net sales of $1.145 billion, income from continuing operations of $35.6 million and net income from continuing operations per diluted share of $0.22. This compares to net sales of $1.142 billion, income from continuing operations of $32.9 million and net income from continuing operations per diluted share of $0.20 for the three months ended April 27, 2013. Including a loss from discontinued operations of $2.4 million, or $0.02 per diluted share, net income was $33.2 million for the three months ended April 26, 2014 and net income per diluted share was $0.20. This compares to a loss from discontinued operations of $1.7 million, or $0.01 per diluted share, and net income of $31.2 million, or $0.19 per diluted share for the three months ended April 27, 2013.

Our operating performance for the third quarter of Fiscal 2014 reflected a 0.3% increase in net sales. The slight increase resulted from new store growth at our Justice and maurices brands and higher combined store and e-commerce comparable sales at our Lane Bryant, maurices and Catherines brands which were offset by lower combined store and e-commerce comparable sales at our Justice and dressbarn brands. Our gross margin rate increased by 130 basis points to 58.9%, primarily due to stronger margins at Lane Bryant, maurices, dressbarn and Catherines, which more than offset lower margins at Justice.

Operating income decreased $12.1 million, or 18.4%, to $53.7 million for the three months ended April 26, 2014. Operating income as a percentage of net sales decreased 110 basis points, to 4.7% in the third quarter of Fiscal 2014 from 5.8% in the third quarter of Fiscal 2013. The decrease primarily reflected an overall increase in gross margin, which was more than offset by increases in Buying, distribution and occupancy costs, Selling, general and administrative expenses ("SG&A expenses"), Acquisition-related, integration and restructuring costs and depreciation expense.

The provision for income taxes from continuing operations decreased by $6.5 million, or 29.3%, to $15.7 million for the three months ended April 26, 2014. The effective tax rate decreased 970 basis points to 30.6% for the three months ended April 26, 2014 from 40.3% for the three months ended April 27, 2013. The decrease in the effective tax rate was primarily the result of a revised full year earnings estimate and an increase in the Company’s indefinitely reinvested current year earnings.

Net income increased by $2.0 million, or 6.4%, to $33.2 million for the three months ended April 26, 2014 primarily due to higher income from continuing operations. Income from continuing operations increased $2.7 million, or 8.2%, primarily due to the absence of the loss on extinguishment of debt, a decrease in the provision for income taxes and lower interest expense, which more than offset the lower level of operating income during the third quarter of Fiscal 2014. Discontinued operations generated losses of $2.4 million and $1.7 million for the three months ended April 26, 2014 and April 27, 2013, respectively.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net income per diluted common share increased by $0.01, or 5.3%, to $0.20 per share for the three months ended April 26, 2014 from $0.19 per share for the three months ended April 27, 2013. The increase was mainly due to a higher level of net income from continuing operations, offset in part by the increases in the weighted-average diluted common shares outstanding and the loss from discontinued operations.

Nine Months Ended April 26, 2014 compared to Nine Months Ended April 27, 2013

For the nine months ended April 26, 2014, we reported net sales of $3.608 billion, income from continuing operations of $122.3 million and net income from continuing operations per diluted share of $0.74. This compares to net sales of $3.517 billion, income from continuing operations of $116.9 million and net income from continuing operations per diluted share of $0.72 for the nine months ended April 27, 2013. Including a loss from discontinued operations of $4.6 million, or $0.03 per diluted share, net income was $117.7 million for the nine months ended April 26, 2014 and net income per diluted share was $0.71. This compares to income from discontinued operations of $4.6 million, or $0.03 per diluted share, and net income of $121.5 million, or $0.75 per diluted share for the nine months ended April 27, 2013.

Our operating performance for the nine months ended April 26, 2014 reflected a 2.6% increase in net sales. The increase was primarily due to higher combined store and e-commerce comparable sales at our Lane Bryant, maurices and Catherines brands and new store growth at our Justice and maurices brands, offset in part by lower combined store and e-commerce comparable sales of our Justice and dressbarn brands. Our gross margin rate increased by 130 basis points to 57.5% for the nine months ended April 26, 2014, which reflected the absence in Fiscal 2014 of approximately $20 million of one-time, non-cash inventory expenses associated with the Charming Shoppes Acquisition purchase accounting write-up of inventory to fair market value as of the acquisition date, which was recognized as expense during the nine months ended April 27, 2013. Excluding the impact of the purchase accounting adjustments, our gross margin rate increased by 70 basis points, primarily due to stronger margins at Lane Bryant, maurices, dressbarn and Catherines, which more than offset lower margins at Justice.

Operating income decreased $18.7 million, or 9.0%, to $188.3 million for the nine months ended April 26, 2014. Operating income as a percentage of net sales decreased 70 basis points, to 5.2% for the nine months ended April 26, 2014. Excluding the impact of the purchase accounting adjustments discussed above, operating income as a percentage of net sales decreased by 120 basis points. The decrease primarily reflected an overall increase in gross margin, which was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense.

The provision for income taxes from continuing operations decreased by $8.9 million, or 12.9%, to $60.0 million for the nine months ended April 26, 2014. The effective tax rate decreased 420 basis points to 32.9% for the nine months ended April 26, 2014 from 37.1% for the nine months ended April 27, 2013. The decrease in the effective tax rate was primarily due to an increase in the Company’s indefinitely reinvested current year earnings and lower non-tax deductible expenses, offset in part by lower tax benefits relating to the accounting for discrete items in Fiscal 2014.

Net income decreased by $3.8 million, or 3.1%, to $117.7 million for the nine months ended April 26, 2014. The decrease was mainly due to the results from discontinued operations, which generated a loss of $4.6 million for the nine months ended April 26, 2014 compared to income of $4.6 million for the nine months ended April 27, 2013. Income from continuing operations increased $5.4 million, or 4.6%, primarily due to the absence of the loss on extinguishment of debt, a decrease in the provision for income taxes and lower interest expense, which more than offset the lower level of operating income.

Net income per diluted common share decreased by $0.04, or 5.3%, to $0.71 per share for the nine months ended April 26, 2014 from $0.75 per share for the nine months ended April 27, 2013. The decrease was due to the results from discontinued operations and an increase in the weighted-average diluted common shares outstanding, offset in part by a higher level of net income from continuing operations.

Financial Condition and Liquidity

We ended the third quarter of Fiscal 2014 in a net debt position (total cash and cash equivalents, plus short-term investments, less total debt) of $8.2 million, compared to a net cash and investments position of $53.8 million as of the end of Fiscal 2013.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

The decrease in our net (debt) cash and investments position as of April 26, 2014 as compared to July 27, 2013 was primarily due to our use of available cash and additional Revolving Credit Agreement borrowings to support our capital expenditures (as discussed below under “Capital Spending”), partially offset by our operating cash flows. Our equity increased to $1.714 billion as of April 26, 2014, compared to $1.556 billion as of July 27, 2013, primarily due to our net income and the effect on equity of stock-based compensation for the nine months ended April 26, 2014.

We generated $243.5 million of cash from operations during the nine months ended April 26, 2014, compared to $333.2 million during the nine months ended April 27, 2013. During the nine months ended April 26, 2014, we used $368.9 million for capital expenditures, primarily associated with our retail store expansion and investments in our facilities and technological infrastructure, generated $42.2 million from the sale of assets and generated $89.4 million from net borrowings under the revolving credit agreement.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for the three-month and nine-month periods ended April 26, 2014 and April 27, 2013 presented herein has been affected by certain transactions, including:

•	Certain acquisition-related, integration and restructuring costs, as more fully described in the “Capital Spending” section below;

•	Accelerated depreciation of fixed assets related to our integration initiatives;

•	Certain non-recurring purchase accounting costs related to the Charming Shoppes Acquisition recorded in Fiscal 2013; and

•	Certain losses on the extinguishment of debt in Fiscal 2013.

A summary of the effect of certain of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
	(millions)
Acquisition-related, integration and restructuring costs	$(12.7)	$(6.9)	$(24.9)	$(20.1)
Accelerated depreciation associated with the Company’s supply chain and technological integration efforts	(1.7)	—	(7.7)	—
One-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value	—	—	—	(19.9)
Loss on extinguishment of debt (see Note 8)	—	(7.9)	—	(9.3)
Total	$(14.4)	$(14.8)	$(32.6)	$(49.3)

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should individually consider the types of events and transactions that have affected our operating trends.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas, including specialty retail, e-commerce and licensing. The five reportable segments described below represent our brand-based activities for which separate financial information is available and utilized on a regular basis by our executive team to evaluate performance and allocate resources. In identifying our reportable segments and disclosure of product offerings, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in five reportable segments as follows:

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

Three Months Ended April 26, 2014 compared to Three Months Ended April 27, 2013

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	April 26, 2014	April 27, 2013	$ Change	% Change
	(millions, except per share data)
Net sales	$1,145.1	$1,142.2	$2.9	0.3%

Cost of goods sold	(470.1)	(484.4)	14.3	(3.0)%
Cost of goods sold as % of net sales	41.1%	42.4%
Gross margin	675.0	657.8	17.2	2.6%
Gross margin as % of net sales	58.9%	57.6%
Other costs and expenses:
Buying, distribution and occupancy costs	(219.6)	(208.1)	(11.5)	5.5%
Buying, distribution and occupancy costs as % of net sales	19.2%	18.2%
Selling, general and administrative expenses	(340.4)	(332.4)	(8.0)	2.4%
SG&A expenses as % of net sales	29.7%	29.1%
Acquisition-related, integration and restructuring costs	(12.7)	(6.9)	(5.8)	84.1%
Depreciation and amortization expense	(48.6)	(44.6)	(4.0)	9.0%
Total other costs and expenses	(621.3)	(592.0)	(29.3)	4.9%
Operating income	53.7	65.8	(12.1)	(18.4)%
Operating income as % of net sales	4.7%	5.8%
Interest expense	(1.7)	(2.9)	1.2	(41.4)%
Interest and other (expense) income, net	(0.7)	0.1	(0.8)	(800.0)%
Loss on extinguishment of debt	—	(7.9)	7.9	(100.0)%
Income from continuing operations before provision for income taxes	51.3	55.1	(3.8)	(6.9)%
Provision for income taxes from continuing operations	(15.7)	(22.2)	6.5	(29.3)%
Effective tax rate(a)	30.6%	40.3%
Income from continuing operations	35.6	32.9	2.7	8.2%
Loss from discontinued operations, net of taxes (b)	(2.4)	(1.7)	(0.7)	41.2%
Net income	$33.2	$31.2	$2.0	6.4%

Net income per common share - basic:
Continuing operations	$0.22	$0.21	$0.01	4.8%
Discontinued operations	(0.02)	(0.01)	(0.01)	100.0%
Total net income per basic common share	$0.20	$0.20	$—	—%

Net income per common share - diluted:
Continuing operations	$0.22	$0.20	$0.02	10.0%
Discontinued operations	(0.02)	(0.01)	(0.01)	100.0%
Total net income per diluted common share	$0.20	$0.19	$0.01	5.3%
____________

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b)	Loss from discontinued operations is presented net of a $0.1 million and $1.2 million income tax benefit for the three months ended April 26, 2014 and April 27, 2013, respectively.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $2.9 million, or 0.3%, to $1.145 billion for the three months ended April 26, 2014 from $1.142 billion for the three months ended April 27, 2013. The slight increase resulted from new store growth at our Justice and maurices brands and higher combined store and e-commerce comparable sales at our Lane Bryant, maurices and Catherines brands which were mostly offset by lower combined store and e-commerce comparable sales at our Justice and dressbarn brands. The Company believes our e-commerce operations are interdependent with our brick-and-mortar store sales and, as such, we believe that reporting combined store and e-commerce comparable sales on a brand-by-brand basis, as discussed below, is a more appropriate presentation. On a consolidated basis, comparable store sales decreased by $27.5 million, or 3%, to $910.9 million during the third quarter of Fiscal 2014 from $938.4 million during the third quarter of Fiscal 2013. Also on a consolidated basis, E-commerce sales increased by $18.5 million, or 19%, to $117.1 million during the third quarter of Fiscal 2014 from $98.6 million during the third quarter of Fiscal 2013.

Net sales data for our five business segments is presented below.

	Three Months Ended
	April 26, 2014	April 27, 2013	$ Change	% Change
	(millions)		(millions)
Net sales:
Justice	$291.7	$298.0	$(6.3)	(2.1)%
Lane Bryant	269.3	267.2	2.1	0.8%
maurices	251.7	235.7	16.0	6.8%
dressbarn	246.7	257.3	(10.6)	(4.1)%
Catherines	85.7	84.0	1.7	2.0%
Total net sales	$1,145.1	$1,142.2	$2.9	0.3%

Comparable store sales (a)				(3)%
E-commerce comparable sales				19%
Combined store and e-commerce comparable sales				(1)%
_________________________
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

Justice net sales. The net decrease primarily reflects:

•	a decrease of $11.0 million, or 4%, in combined store and e-commerce comparable sales during the three months ended April 26, 2014;

•	a $6.5 million increase in non-comparable stores sales, primarily driven by an increase related to 37 net new store openings during the last twelve months; and

•	a $1.8 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $2.9 million, or 1%, in combined store and e-commerce comparable sales during the three months ended April 26, 2014;

•	a decrease of $1.4 million in non-comparable stores sales, as the positive effect of 39 new stores openings was offset by 57 stores closings during the last twelve months; and

•	a $0.6 million increase in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

maurices net sales. The net increase primarily reflects:

•	an increase of $5.0 million, or 2%, in combined store and e-commerce comparable sales during the three months ended April 26, 2014;

•	a $11.2 million increase in non-comparable stores sales, primarily driven by an increase related to 45 net new store openings during the last twelve months; and

•	a $0.2 million decrease in other revenues.

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $9.1 million, or 4%, in combined store and e-commerce comparable sales during the three months ended April 26, 2014;

•	a $0.4 million increase in non-comparable stores sales, as the positive effect of 38 new store openings was only offset in part by 40 store closings during the last twelve months; and

•	a $1.9 million decrease in other revenues.

Catherines net sales. The net increase primarily reflects:

•	an increase of $3.2 million, or 4%, in combined store and e-commerce comparable sales during the three months ended April 26, 2014;

•	a $1.8 million decrease in non-comparable stores sales, primarily driven by a decrease related to 13 store closings during the last twelve months; and

•	a $0.3 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 130 basis points to 58.9% for the three months ended April 26, 2014 from 57.6% for the three months ended April 27, 2013. Our gross margin rate increased, primarily due to stronger margins at Lane Bryant, maurices, dressbarn and Catherines, which more than offset lower margins at Justice.

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

Buying, distribution and occupancy costs increased by $11.5 million, or 5.5%, to $219.6 million for the three months ended April 26, 2014 from $208.1 million for the three months ended April 27, 2013. Buying, distribution and occupancy costs as a percentage of net sales increased by 100 basis points to 19.2% for the three months ended April 26, 2014 from 18.2% for the three months ended April 27, 2013. The increase in Buying, distribution and occupancy costs was mainly a result of increases in buying-related costs primarily related to an investment in the design function, store occupancy costs primarily related to the new store growth and higher distribution expenses related to the increased sales volume.

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

SG&A expenses increased by $8.0 million, or 2.4%, to $340.4 million for the three months ended April 26, 2014 from $332.4 million for the three months ended April 27, 2013. SG&A expenses as a percentage of net sales increased by 60 basis points to 29.7% in the third quarter of Fiscal 2014 from 29.1% in the third quarter of Fiscal 2013. SG&A expenses increased primarily due to store-related payroll costs and other store expenses resulting from the new store growth, increased selling costs related to e-commerce growth and higher marketing costs which offset the cost-savings achieved by the on-going reduction of the duplicative

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

overhead structure acquired in the Charming Shoppes Acquisition. This reduction is expected to continue over the next couple of years.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $4.0 million, or 9.0%, to $48.6 million for the three months ended April 26, 2014 from $44.6 million for the three months ended April 27, 2013. The increase was primarily due to higher capital expenditures, which mainly resulted from the new store openings during the last twelve months, our expanded distribution center in Ohio becoming fully operational and the relocation of our corporate office space to Mahwah, New Jersey. Also contributing to the increase was accelerated depreciation of existing assets whose useful lives were shortened as a result of the Company’s supply chain and technological integration efforts.

Operating Income. Operating income decreased $12.1 million, or 18.4%, to $53.7 million for the three months ended April 26, 2014 from $65.8 million for the three months ended April 27, 2013. Operating income as a percentage of net sales decreased 110 basis points, to 4.7% in the third quarter of Fiscal 2014 from 5.8% in the third quarter of Fiscal 2013. The decrease primarily reflected an overall increase in gross margin, as discussed on a brand-by-brand basis below, which was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses, Acquisition-related, integration and restructuring costs and depreciation expense.

Operating income data for our five business segments is presented below.

	Three Months Ended
	April 26, 2014	April 27, 2013	$ Change	% Change
	(millions)		(millions)
Operating income:
Justice	$14.2	$20.8	$(6.6)	(31.7)%
Lane Bryant	5.4	4.8	0.6	12.5%
maurices	33.4	35.0	(1.6)	(4.6)%
dressbarn	3.7	6.5	(2.8)	(43.1)%
Catherines	9.7	5.6	4.1	73.2%
Unallocated acquisition-related, integration and restructuring costs	(12.7)	(6.9)	(5.8)	84.1%
Total operating income	$53.7	$65.8	$(12.1)	(18.4)%

Justice operating income decreased by $6.6 million primarily as a result of a decrease in sales and gross margin rates and an increase in depreciation expense, offset in part by lower SG&A expenses. The lower gross margin rate was mainly attributable to higher promotional markdowns, which resulted from increased promotional activity required to sell through fall merchandise. The decrease in SG&A expenses was mainly attributable to a decrease in administrative payroll costs related to the less-than-planned operating results. The increase in depreciation expense resulted from the new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

Lane Bryant operating income increased by $0.6 million primarily as a result of an increase in sales and higher gross margin rates, mostly offset by increases in Buying, distribution and occupancy costs and SG&A expenses. The higher gross margin rate benefited from lower markdowns which resulted from tighter inventory control. Buying, distribution and occupancy costs increased primarily due to an increase in buying-related costs due mainly to an investment in the merchandise and design functions. SG&A expenses increased mainly due to increases in store-related and administrative payroll costs and increased selling costs related to e-commerce growth.

maurices operating income decreased by $1.6 million as an increase in sales and gross margin rates was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The gross margin rate benefited from lower product costs and lower markdowns which resulted from more targeted promotional campaigns. The increase in Buying, distribution and occupancy costs was a result of increases in buying-related costs due to an investment in the design function and increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses was primarily due to store-related payroll costs and other store expenses resulting from the new store growth, increased selling costs related to e-commerce growth and higher marketing costs. The SG&A expense comparison was also impacted by a favorable product-related vendor settlement recorded during the three months ended April 27,

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

2013. The increase in depreciation expense resulted mainly from new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

dressbarn operating income decreased by $2.8 million primarily as a result of an increase in gross margin rates, offset in part by and a decrease in sales and an increase in SG&A expenses. The higher gross margin rate was mainly attributable to lower inventory levels which resulted in a better sell-through of merchandise and lower markdowns which resulted from tighter inventory control. The increase in SG&A expenses was primarily due to higher administrative payroll costs, offset in part by lower store-related payroll costs.

Catherines operating income increased by $4.1 million primarily as a result of the flow-through of margin on the higher sales volume and higher gross margin rate, offset in part by increases in Buying, distribution and occupancy costs. The gross margin rate increased as a result of lower product costs and lower markdowns. The increase in Buying, distribution and occupancy costs was a result of higher buying-related costs due to an investment in the design function.

Unallocated operating income. The unallocated expenses of $12.7 million for the third quarter of Fiscal 2014 and $6.9 million for the third quarter of Fiscal 2013 represent Acquisition-related, integration and restructuring costs. During the third quarter of Fiscal 2014, the Company incurred higher costs related to its supply chain and technological integration efforts compared to the third quarter of Fiscal 2013.

Interest Expense. Interest expense decreased by $1.2 million, or 41.4%, to $1.7 million for the three months ended April 26, 2014 from $2.9 million for the three months ended April 27, 2013. The decrease was primarily the result of a decrease in the average interest rate on borrowings outstanding during the third quarter of Fiscal 2014 as compared to the third quarter of Fiscal 2013. The decrease in the average interest rate resulted from the Company’s refinancing of its then outstanding higher-rate term loan borrowings to lower-rate Revolving Credit Agreement borrowings in the third quarter of Fiscal 2013.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $6.5 million, or 29.3%, to $15.7 million for the three months ended April 26, 2014 from $22.2 million for the three months ended April 27, 2013. The effective tax rate decreased 970 basis points to 30.6% for the three months ended April 26, 2014 from 40.3% for the three months ended April 27, 2013. The decrease in the effective tax rate was primarily the result of a revised full year earnings estimate and an increase in the Company’s indefinitely reinvested current year earnings.

Net Income. Net income includes income from continuing operations and results from discontinued operations. Net income increased by $2.0 million, or 6.4%, to $33.2 million for the three months ended April 26, 2014 from $31.2 million for the three months ended April 27, 2013. The increase was mainly due to higher income from continuing operations for the three months ended April 26, 2014. Income from continuing operations increased $2.7 million, or 8.2%, primarily due to the absence of the loss on extinguishment of debt, a decrease in the provision for income taxes and lower interest expense which more than offset the lower level of operating income. Discontinued operations generated losses of $2.4 million and $1.7 million for the three months ended April 26, 2014 and April 27, 2013, respectively.

Net Income from Continuing Operations per Diluted Common Share. Net income from continuing operations per diluted share increased by $0.02, or 10.0%, to $0.22 per share for the three months ended April 26, 2014 from $0.20 per share for the three months ended April 27, 2013. The increase in diluted per share results was primarily due to a higher level of income from continuing operations, as previously discussed, offset in part by an increase in the weighted-average diluted common shares outstanding to 164.7 million shares in the third quarter of Fiscal 2014 from 163.3 million shares in the third quarter of Fiscal 2013.

Net Income per Diluted Common Share. Net income per diluted common share increased by $0.01, or 5.3%, to $0.20 per share for the three months ended April 26, 2014 from $0.19 per share for the three months ended April 27, 2013. The increase was mainly due to a higher level of net income from continuing operations, offset in part by the increases in the weighted-average diluted common shares outstanding and the loss from discontinued operations.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Nine Months Ended April 26, 2014 compared to Nine Months Ended April 27, 2013

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Nine Months Ended
	April 26, 2014	April 27, 2013	$ Change	% Change
	(millions, except per share data)
Net sales	$3,608.2	$3,517.2	$91.0	2.6%

Cost of goods sold	(1,534.9)	(1,540.7)	5.8	(0.4)%
Cost of goods sold as % of net sales	42.5%	43.8%
Gross margin	2,073.3	1,976.5	96.8	4.9%
Gross margin as % of net sales	57.5%	56.2%
Other costs and expenses:
Buying, distribution and occupancy costs	(670.9)	(613.0)	(57.9)	9.4%
Buying, distribution and occupancy costs as % of net sales	18.6%	17.4%
Selling, general and administrative expenses	(1,048.2)	(1,013.9)	(34.3)	3.4%
SG&A expenses as % of net sales	29.1%	28.8%
Acquisition-related, integration and restructuring costs	(24.9)	(20.1)	(4.8)	23.9%
Depreciation and amortization expense	(141.0)	(122.5)	(18.5)	15.1%
Total other costs and expenses	(1,885.0)	(1,769.5)	(115.5)	6.5%
Operating income	188.3	207.0	(18.7)	(9.0)%
Operating income as % of net sales	5.2%	5.9%
Interest expense	(4.8)	(12.5)	7.7	(61.6)%
Interest and other (expense) income, net	(1.2)	0.6	(1.8)	(300.0)%
Loss on extinguishment of debt	—	(9.3)	9.3	(100.0)%
Income from continuing operations before provision for income taxes	182.3	185.8	(3.5)	(1.9)%
Provision for income taxes from continuing operations	(60.0)	(68.9)	8.9	(12.9)%
Effective tax rate(a)	32.9%	37.1%
Income from continuing operations	122.3	116.9	5.4	4.6%
(Loss) income from discontinued operations, net of taxes (b)	(4.6)	4.6	(9.2)	(200.0)%
Net income	$117.7	$121.5	$(3.8)	(3.1)%

Net income per common share - basic:
Continuing operations	$0.76	$0.74	$0.02	2.7%
Discontinued operations	(0.03)	0.03	(0.06)	(200.0)%
Total net income per basic common share	$0.73	$0.77	$(0.04)	(5.2)%

Net income per common share - diluted:
Continuing operations	$0.74	$0.72	$0.02	2.8%
Discontinued operations	(0.03)	0.03	(0.06)	(200.0)%
Total net income per diluted common share	$0.71	$0.75	$(0.04)	(5.3)%
____________

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b)
(Loss) income from discontinued operations is presented net of a $2.9 million income tax benefit for the nine months ended April 26, 2014 and a $1.8 million income tax expense for the nine months ended April 27, 2013.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $91.0 million, or 2.6%, to $3.608 billion for the nine months ended April 26, 2014 from $3.517 billion for the nine months ended April 27, 2013. The increase was primarily due to higher combined store and e-commerce comparable sales at our Lane Bryant, maurices and Catherines brands and new store growth at our Justice and maurices brands, offset in part by lower combined store and e-commerce comparable sales of our Justice and dressbarn brands. The Company believes our e-commerce operations are interdependent with our brick-and-mortar store sales and, as such, we believe that reporting combined store and e-commerce comparable sales on a brand-by-brand basis, as discussed below, is a more appropriate presentation. On a consolidated basis, comparable store sales decreased by $41.2 million, or 1%, to $2.881 billion during the nine months ended April 26, 2014 from $2.922 billion during the nine months ended April 27, 2013. Also on a consolidated basis, E-commerce sales increased by $73.6 million, or 25%, to $371.7 million during the nine months ended April 26, 2014 from $298.1 million during the nine months ended April 27, 2013.

Net sales data for our five business segments is presented below.

	Nine Months Ended
	April 26, 2014	April 27, 2013	$ Change	% Change
	(millions)		(millions)
Net sales:
Justice	$1,098.2	$1,098.2	$—	—%
Lane Bryant	795.7	756.4	39.3	5.2%
maurices	744.3	701.0	43.3	6.2%
dressbarn	728.7	730.7	(2.0)	(0.3)%
Catherines	241.3	230.9	10.4	4.5%
Total net sales	$3,608.2	$3,517.2	$91.0	2.6%

Comparable store sales (a)				(1)%
E-commerce comparable sales				25%
Combined store and e-commerce comparable sales				1%
_________
(a) Comparable store sales generally refers to the growth of sales in only stores open in the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the comparable store sales calculation normally changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes.

Justice net sales. Net sales were flat and primarily reflect:

•	a decrease of $20.6 million, or 2%, in combined store and e-commerce comparable sales during the nine months ended April 26, 2014;

•	a $23.1 million increase in non-comparable stores sales, primarily driven by an increase related to 37 net new store openings during the last twelve months; and

•	a $2.5 million decrease in wholesale, licensing operations and other revenues

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $36.0 million, or 5%, in combined store and e-commerce comparable sales during the nine months ended April 26, 2014;

•
a $1.0 million decrease in non-comparable stores sales, as the positive effects of 39 new store openings during the last twelve months was only partially offset by 57 store closings in the last twelve months; and

•	a $4.3 million increase in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

maurices net sales. The net increase primarily reflects:

•	an increase of $8.1 million, or 1%, in combined store and e-commerce comparable sales during the nine months ended April 26, 2014;

•	a $35.4 million increase in non-comparable stores sales, primarily driven by an increase related to 45 net new store openings during the last twelve months; and

•	a $0.2 million decrease in other revenues.

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $7.6 million, or 1%, in combined store and e-commerce comparable sales during the nine months ended April 26, 2014;

•	a $6.3 million increase in non-comparable stores sales, as the positive effect of 38 new store openings was only offset in part by 40 store closings during the last twelve months; and

•	a $0.7 million decrease in other revenues.

Catherines net sales. The net increase primarily reflects:

•	an increase of $16.5 million, or 8%, in combined store and e-commerce comparable sales during the nine months ended April 26, 2014;

•	a $7.7 million decrease in non-comparable stores sales, primarily driven by a decrease related to 13 store closings during the last twelve months; and

•	a $1.6 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 130 basis points to 57.5% for the nine months ended April 26, 2014 from 56.2% for the nine months ended April 27, 2013. Excluding the impact of the approximately $20 million of purchase accounting adjustments recorded in the first quarter of Fiscal 2013, our gross margin rate increased by 70 basis points. Our gross margin rate increased, primarily due to stronger margins at Lane Bryant, maurices, dressbarn and Catherines, which more than offset lower margins at Justice.

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

Buying, distribution and occupancy costs increased by $57.9 million, or 9.4%, to $670.9 million for the nine months ended April 26, 2014 from $613.0 million for the nine months ended April 27, 2013. Buying, distribution and occupancy costs as a percentage of net sales increased by 120 basis points to 18.6% for the nine months ended April 26, 2014 from 17.4% for the nine months ended April 27, 2013. The increase in Buying, distribution and occupancy costs was mainly a result of increases in buying-related costs due mainly to an investment in the design function, higher distribution expenses and higher freight costs related to the increased sales volume.

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

SG&A expenses increased by $34.3 million, or 3.4%, to $1.048 billion for the nine months ended April 26, 2014 from $1.014 billion for the nine months ended April 27, 2013. SG&A expenses as a percentage of net sales increased by 30 basis points to 29.1% for the nine months ended April 26, 2014 from 28.8% for the nine months ended April 27, 2013. SG&A expenses increased as additional expenses resulting from new store growth, increased selling costs related to e-commerce growth, higher marketing

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

costs and increased administrative expenses offset the cost-savings achieved by the on-going reduction of the duplicative overhead structure acquired in the Charming Shoppes Acquisition. This reduction is expected to continue over the next couple of years.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $18.5 million, or 15.1%, to $141.0 million for the nine months ended April 26, 2014 from $122.5 million for the nine months ended April 27, 2013. The increase was primarily due to higher capital expenditures, which mainly resulted from the new store openings during the last twelve months, our expanded distribution center in Ohio becoming fully operational and the relocation of our corporate office space to Mahwah, New Jersey. Also contributing to the increase was accelerated depreciation of existing assets whose useful lives were shortened as a result of the Company’s supply chain and technological integration efforts.

Operating Income. Operating income decreased $18.7 million, or 9.0%, to $188.3 million for the nine months ended April 26, 2014 from $207.0 million for the nine months ended April 27, 2013. Operating income as a percentage of net sales decreased 70 basis points, to 5.2% for the nine months ended April 26, 2014 from 5.9% for the nine months ended April 27, 2013. Excluding the impact of the approximately $20 million of purchase accounting adjustments recorded in the first quarter of Fiscal 2013 as discussed above, operating income as a percentage of net sales decreased by 120 basis points. The decrease primarily reflected an overall increase in gross margin, as discussed on a brand-by-brand basis below, which was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense.

Operating income data for our five business segments is presented below.

	Nine Months Ended
	April 26, 2014	April 27, 2013	$ Change	% Change
	(millions)		(millions)
Operating income (loss):
Justice	$114.3	$168.1	$(53.8)	(32.0)%
Lane Bryant	(1.9)	(27.7)	25.8	(93.1)%
maurices	85.2	92.3	(7.1)	(7.7)%
dressbarn	(1.5)	(9.7)	8.2	(84.5)%
Catherines	17.1	4.1	13.0	317.1%
Unallocated acquisition-related, integration and restructuring costs	(24.9)	(20.1)	(4.8)	23.9%
Total operating income	$188.3	$207.0	$(18.7)	(9.0)%

Justice operating income decreased by $53.8 million primarily as a result of a decrease in gross margin rates and increases in Buying, distribution and occupancy costs and depreciation expense, offset in part by lower SG&A expenses. The lower gross margin rate was mainly attributable to higher promotional markdowns, which resulted from increased promotional activity required to sell through fall merchandise. Buying, distribution and occupancy costs increased largely as a result of higher store occupancy costs primarily related to store growth and higher freight costs related to an increase in e-commerce sales volume. The decrease in SG&A expenses was attributable to a decrease in administrative payroll costs related to the less-than-planned operating results. The increase in depreciation expense resulted from the new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

Lane Bryant operating loss decreased by $25.8 million partly due to the absence of approximately $15.3 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value recognized in the first quarter of Fiscal 2013. Excluding the impact of the purchase accounting adjustments, the operating results reflected the flow-through of margin on the higher sales volume and higher gross margin rate, offset in part by increases in Buying, distribution and occupancy costs and depreciation expense. The higher gross margin rate benefited from lower product costs and lower markdowns which resulted from tighter inventory control. The higher Buying, distribution and occupancy costs resulted primarily from increases in buying-related costs due mainly to an investment in the merchandising and design functions and higher distribution expenses related to the increased sales volume. SG&A expenses increased slightly due mainly to increases in store-related payroll costs.

maurices operating income decreased by $7.1 million as an increase in sales and gross margin rates was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The gross margin rate benefited from lower product costs and lower markdowns which resulted from more targeted promotional campaigns. The increase in

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Buying, distribution and occupancy costs was mainly a result of increases in buying-related costs due mainly to an investment in the design function and increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses was primarily due to store-related payroll costs and other store expenses resulting from the new store growth, increased selling costs related to e-commerce growth and higher marketing costs. The SG&A expense comparison was also impacted by a favorable product-related vendor settlement recorded during the nine months ended April 27, 2013. The increase in depreciation expense resulted mainly from new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

dressbarn operating loss decreased by $8.2 million primarily as a result of an increase in gross margin rates, offset in part by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The higher gross margin rate was mainly attributable to lower inventory levels which resulted in a better sell-through of merchandise and lower markdowns which resulted from tighter inventory control. Buying, distribution and occupancy costs increased mainly due to an investment in the design function. The increase in SG&A expenses was primarily due to higher administrative payroll costs and increased administrative expenses related to e-commerce growth, offset in part by lower store-related payroll costs. The increase in depreciation expense is primarily due to accelerated depreciation as a result of the Company’s supply chain and technological integration efforts.

Catherines operating income increased by $13.0 million partly due to the absence of approximately $4.6 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value recognized in the first quarter of Fiscal 2013. Excluding the impact of the purchase accounting adjustments, the operating results reflected the flow-through of margin on the higher sales volume and higher gross margin rate, offset in part by increases in Buying, distribution and occupancy costs. The gross margin rate increased as a result of lower product costs and lower markdowns. The increase in Buying, distribution and occupancy costs was a result of higher buying-related costs due to an investment in the design function.

Unallocated operating income. The unallocated expenses of $24.9 million for the nine months ended April 26, 2014 and $20.1 million for the nine months ended April 27, 2013 represent Acquisition-related, integration and restructuring costs.

Interest Expense. Interest expense decreased by $7.7 million, or 61.6%, to $4.8 million for the nine months ended April 26, 2014 from $12.5 million for the nine months ended April 27, 2013. The decrease was primarily the result of a decrease in the average borrowings outstanding and a decrease in the average interest rate on borrowings outstanding during Fiscal 2014 as compared to Fiscal 2013. The decrease in average borrowings outstanding resulted from the Company’s net repayment of debt during Fiscal 2013. The decrease in the average interest rate resulted from the Company’s refinancing of its then outstanding higher-rate term loan borrowings to lower-rate Revolving Credit Agreement borrowings in the third quarter of Fiscal 2013.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $8.9 million, or 12.9%, to $60.0 million for the nine months ended April 26, 2014 from $68.9 million for the nine months ended April 27, 2013. The effective tax rate decreased 420 basis points to 32.9% for the nine months ended April 26, 2014 from 37.1% for the nine months ended April 27, 2013. The decrease in the effective tax rate was primarily due to an increase in the Company’s indefinitely reinvested current year earnings and lower non-tax deductible expenses, offset in part by lower tax benefits relating to the accounting for discrete items in Fiscal 2014.

Net Income. Net income includes income from continuing operations and results from discontinued operations. Net income decreased by $3.8 million, or 3.1%, to $117.7 million for the nine months ended April 26, 2014 from $121.5 million for the nine months ended April 27, 2013. The decrease was mainly due to the results from discontinued operations, which generated a loss of $4.6 million for the nine months ended April 26, 2014 compared to income of $4.6 million for the nine months ended April 27, 2013. Income from continuing operations increased $5.4 million, or 4.6%, primarily due to the absence of the loss on extinguishment of debt, a decrease in the provision for income taxes and lower interest expense which more than offset the lower level of operating income.

Net Income from Continuing Operations per Diluted Common Share. Net income from continuing operations per diluted share increased by $0.02, or 2.8%, to $0.74 per share for the nine months ended April 26, 2014 from $0.72 per share for the nine months ended April 27, 2013. The increase in diluted per share results was primarily due to a higher level of income from continuing operations, as previously discussed, offset in part by an increase in the weighted-average diluted common shares outstanding to 164.9 million shares for the nine months ended April 26, 2014 from 162.8 million shares for the nine months ended April 27, 2013.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Income per Diluted Common Share. Net income per diluted common share decreased by $0.04, or 5.3%, to $0.71 per share for the nine months ended April 26, 2014 from $0.75 per share for the nine months ended April 27, 2013. The decrease was due to the results from discontinued operations and an increase in the weighted-average diluted common shares outstanding, offset in part by a higher level of net income from continuing operations.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	April 26, 2014	July 27, 2013	$ Change
	(millions)
Cash and cash equivalents	$213.2	$186.4	$26.8
Short-term investments	3.6	3.0	0.6
Total debt	(225.0)	(135.6)	(89.4)
Net (debt) cash and investments (a)	$(8.2)	$53.8	$(62.0)
Equity	$1,713.9	$1,556.4	$157.5
____________

(a)	“Net (debt) cash and investments” is defined as total cash and cash equivalents, plus short-term investments, less total debt.

The decrease in our net (debt) cash and investments position as of April 26, 2014 as compared to July 27, 2013 was primarily due to our use of available cash and additional Revolving Credit Agreement borrowings to support our capital expenditures (as discussed below under "Capital Spending”), partially offset by our operating cash flows. The increase in equity was primarily due to the Company’s net income and the effect on equity of stock-based compensation for the nine months ended April 26, 2014.

Cash Flows

The table below summarizes our cash flows for the nine months ended presented as follows:

	Nine Months Ended
	April 26, 2014	April 27, 2013
	(millions)
Net cash provided by operating activities	$243.5	$333.2
Net cash used in investing activities	(327.3)	(152.8)
Net cash provided by (used in) financing activities	110.6	(141.8)
Net increase in cash and cash equivalents	$26.8	$38.6

Net Cash Provided by Operating Activities. Net cash provided by operations was $243.5 million for the nine months ended April 26, 2014, compared with $333.2 million for the nine months ended April 27, 2013. The decrease was driven by increased inventory levels, lower accounts payable levels, primarily due to timing of payments, and an increase in cash paid for income taxes. The increase in inventories primarily resulted from new store growth at Justice and maurices and increases at Lane Bryant and Catherines due to the increased combined store and e-commerce comparable growth, offset in part by a decrease in inventory at dressbarn due to tighter inventory management. Cash paid for income taxes increased in the nine months ended April 26, 2014 based on the Company's Fiscal 2013 utilization of net operating losses obtained in the Charming Acquisition.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended April 26, 2014 was $327.3 million, consisting primarily of $368.9 million of capital expenditures, offset in part by $42.2 million of proceeds from the sale of assets. Net cash used in investing activities for the nine months ended April 27, 2013 was $152.8 million, consisting almost entirely of cash used for capital expenditures.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $110.6 million for the nine months ended April 26, 2014, consisting primarily of $89.4 million of net borrowings of debt under our Revolving Credit Agreement and $21.2 million of proceeds relating to our stock-based compensation plans. Net cash used in financing activities for the nine

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

months ended April 27, 2013 was $141.8 million, consisting primarily of $174.7 million for the net repayments of debt, offset in part by $36.6 million of proceeds relating to our stock-based compensation plans.

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

The Fiscal 2013 10-K included an update of the following on-going, non-routine, significant capital spending plans:

•
Consolidation of our distribution network which includes the expansion of our distribution centers located in Etna Township, Ohio, and Greencastle, Indiana.  While both distribution centers became operational in the third quarter of Fiscal 2014, the phased transition of all brands into the two distribution centers is expected to continue over the next twelve months;

•
Finalization of plans to migrate to common information technology platforms for our Company-wide, point-of-sales systems, merchandise systems, warehouse management systems and financial systems. This transition is expected to take place over the next two years; and

•
Relocation and expansion of our corporate office space in Suffern, New York to Mahwah, New Jersey to support our growing operations. The renovation and relocation to the Mahwah, New Jersey location was completed during the third quarter of Fiscal 2014.

For a detailed discussion of these plans, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2013 10-K.

As a result of these initiatives, we expect to receive local tax incentives to support the related investments totaling between $55 and $60 million over a 15 year period. For additional details of the local tax incentives, see Note 9 to our audited consolidated financial statements included in our Fiscal 2013 10-K.

In addition to the non-routine capital spending plans mentioned above, in December 2013 the Company announced its plans for a new building located in Duluth, MN to house its maurices headquarters and shared service operations.  The project is scheduled for completion in the first quarter of calendar 2016. The Company anticipates that a portion of the building cost will be offset by state and municipal bond funding.

The Company expects the remaining incremental capital requirements for all of the projects discussed above to be approximately $125 million, principally to be spent over the next two years. Such requirements for the capital investments outlined above are expected to be funded primarily with operating cash flows and, to the extent necessary, borrowings under the Company’s Revolving Credit Agreement.

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

As of April 26, 2014, approximately 78% of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S., we would incur a current U.S. tax liability of between 15% to 20% of the cash repatriated; this current U.S. tax liability has been previously provided for in the provision for

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

income taxes and is currently classified within Deferred income taxes on the accompanying unaudited consolidated balance sheets. We currently do not have any plans to repatriate these funds from our overseas subsidiaries to the U.S.

As discussed in the “Debt” section below, as of April 26, 2014, after taking into account revolving debt and outstanding letters of credit, we had $257.6 million in variable availability under the Revolving Credit Agreement. The Company believes the Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of April 26, 2014, there were six financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

Debt

As of April 26, 2014, the Company had $225.0 million of debt outstanding consisting of (i) $224.4 million under the Revolving Credit Agreement, and (ii) $0.6 million of convertible notes assumed in the Charming Shoppes Acquisition, which were due and redeemed in May 2014. For a complete description of the Company’s convertible-notes borrowing arrangement see Note 14 to our audited consolidated financial statements included in our Fiscal 2013 10-K.

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

The Revolving Credit Agreement may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The Revolving Credit Agreement includes a $250 million letter of credit sublimit, of which $60 million can be used for standby letters of credit, and a $25 million swing loan sublimit. Borrowings under the Revolving Credit Agreement bear interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points; plus an applicable margin ranging from 50 basis points to 200 basis points based on a combination of the type of borrowing (prime or LIBOR) and average borrowing availability during the previous fiscal quarter.

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in an amount ranging between 25 basis points and 37.5 basis points per annum based on the Company’s average utilization during the previous fiscal quarter.

As of April 26, 2014, after taking into account the $224.4 million of revolving debt outstanding and the $18.0 million in outstanding letters of credit, the Company had $257.6 million in its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Company is subject to certain restrictions and financial covenants with respect to minimum availability limits under the Revolving Credit Agreement.  Such limits are variable based on the outstanding borrowing commitment.  Should Availability (as defined in the Revolving Credit Agreement) fall below the minimum level for three consecutive days, the Company would be in a Reduced Availability Period and would be subject to a fixed charge coverage ratio test.  As of April 26, 2014, the Reduced

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Availability Period would be triggered if our availability were to drop below approximately $50.0 million for three consecutive days.   As of April 26, 2014, the Company had $257.6 million in availability under the Revolving Credit Agreement and accordingly, the fixed charge coverage ratio test does not apply.

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

Our Revolving Credit Agreement allows us to pay dividends, provided that at the time of, and immediately after giving effect to the dividend, (i) there is no default or event of default, and (ii) Availability (as defined in the Revolving Credit Agreement) is not less than 20% of the aggregate Revolving Commitments (as defined in the Revolving Credit Agreement), subject to a minimum predetermined availability limit.  Dividends are payable when declared by our Board of Directors. Currently, the Board of Directors does not plan to pay any dividends.

The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of April 26, 2014.

Other Letters of Credit

As of April 26, 2014, the Company had also issued $1.1 million of private label letters of credit relating to the importation of merchandise.

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

There were no purchases of common stock by the Company during the nine months ended April 26, 2014 under its repurchase program. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at April 26, 2014.

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

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of April 26, 2014, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks related to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores normally are transacted in U.S. dollars. In addition, our 100% owned international retail operations represented approximately 1% of our consolidated revenues during the first nine months of Fiscal 2014. In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

Our Company currently has $224.4 million in variable-rate debt outstanding under our Revolving Credit Agreement. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, the Company’s annual interest expense would increase or decrease by approximately $0.3 million, and net income would decrease or increase, respectively, by approximately $0.2 million. See Note 14 to our audited consolidated financial statements included in our Fiscal 2013 10-K for a summary of the terms and conditions of our Revolving Credit Agreement.

Investment Risk Management

As of April 26, 2014, our Company had cash and cash equivalents on-hand of $213.2 million, a portion of which was invested in money market funds. The Company's short-term investments of $3.6 million consisted entirely of restricted cash.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at April 26, 2014. This represents a concentration of credit risk. With the current financial environment and the instability of some financial institutions, we cannot be assured we will not experience losses on our deposits in the future. However, there have been no losses recorded on deposits of cash and cash equivalents to date.

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

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

During the nine months ended April 26, 2014, there have been no recently issued or proposed accounting standards which may have a material impact on our financial statements in future periods.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of April 26, 2014. There has been no change in the Company’s internal control over financial reporting during the quarter ended April 26, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2013 10-K. There have been no material changes during the quarter ended April 26, 2014 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2013 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended April 26, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month # 1 (January 26, 2014 – February 22, 2014)	—	$—	—	$ 90 million
Month # 2 (February 23, 2014 – March 29, 2014)	—	—	—	90 million
Month # 3 (March 30, 2014 – April 26, 2014)	—	—	—	90 million
_____________________________
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

ASCENA RETAIL GROUP, INC.

Date: June 3, 2014	BY: /s/ David Jaffe
David Jaffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 3, 2014	BY: /s/ Dirk Montgomery
Dirk Montgomery
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)