Form 10-K
period 2014-07-26
Ascena Retail Group, Inc.
filed 2014-09-23
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 26, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11736

ASCENA RETAIL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0641353 (I.R.S. Employer Identification No.)

933 MacArthur Boulevard, Mahwah, New Jersey (Address of principal executive offices)	07430 (Zip Code)

(551) 777-6700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.2 billion as of January 25, 2014, based on the last reported sales price on the NASDAQ Global Select Market on that date. As of September 17, 2014, 161,972,916 shares of voting common shares were outstanding. The registrant does not have any authorized, issued or outstanding non-voting common stock.

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 11, 2014 are incorporated into Part III of this Form 10-K.

ASCENA RETAIL GROUP, INC.
FORM 10-K
FISCAL YEAR ENDED JULY 26, 2014

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

WEBSITE ACCESS TO COMPANY REPORTS

We maintain our corporate Internet website at www.ascenaretail.com. The information on our Internet website is not incorporated by reference into this report. We make available, free of charge through publication on our Internet website, a copy of our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including any amendments to those reports, as filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after they have been so filed or furnished. Information relating to corporate governance at Ascena Retail Group, Inc., including our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, information concerning our directors, committees of the Board of Directors, including committee charters, and transactions in Ascena Retail Group, Inc. securities by directors and executive officers, is also available at our website. Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Ascena Retail Group, Inc., 933 MacArthur Boulevard, Mahwah, New Jersey 07430.

In this Form 10-K, references to “Ascena,” “ourselves,” “we,” “us,” “our” or “Company” or other similar terms refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2014 ended on July 26, 2014 and reflected a 52-week period (“Fiscal 2014”); fiscal year 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”); fiscal year 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”). All references to “Fiscal 2015” refer to our 52-week period that will end on July 25, 2015.

PART I

Item 1. Business.

General

Ascena is a leading national specialty retailer offering clothing, shoes and accessories for missy and plus-size women, through its 100% owned subsidiaries, under the Lane Bryant, maurices, dressbarn and Catherines brands; and for tween girls and boys, under the Justice brand. The Company operates through its subsidiaries approximately 3,900 stores throughout the United States and Canada, with annual revenues of approximately $4.8 billion for the fiscal year ended July 26, 2014.

On June 14, 2012, the Company acquired Charming Shoppes, Inc. (“Charming Shoppes”) and its related family of retail brands (the "Charming Shoppes Acquisition"). Charming Shoppes owned and operated multiple retail brands through over 1,800 retail stores and ecommerce operations, including Lane Bryant and Catherines. Charming Shoppes also owned and operated a specialty retail business named Fashion Bug and a food and specialty gift products business named Figi’s. The Fashion Bug business ceased operations in February 2013 and the Figi’s business was sold during the first quarter of Fiscal 2014. These businesses have been classified as discontinued operations within the accompanying audited consolidated financial statements of the Company.

Our Brands and Products

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn and Catherines.

Justice

The Justice segment includes approximately 997 specialty retail and outlet stores (of which 189 sell dual-gender merchandise), ecommerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. Justice creates, designs and develops its own exclusive Justice and Brothers branded merchandise in-house. This allows Justice to maintain creative control and respond as quickly as fashion trends dictate. The Justice merchandise mix represents the broad assortment that its boy or girl wants in their store - a mix of apparel, accessories, footwear, intimates and lifestyle products, such as bedroom furnishings and electronics, to meet all their needs. Justice’s store footprint primarily includes mall locations, strip centers, lifestyle centers and outlet centers.

Lane Bryant

The Lane Bryant segment includes approximately 771 specialty retail and outlet stores, and ecommerce operations. Lane Bryant is a widely recognized brand name in plus-size fashion. Through private labels such as Lane Bryant and Cacique, and select national brands, fashionable and sophisticated apparel is offered to female customers in plus-sizes 14-28, including intimate apparel, wear-to-work and casual sportswear, accessories, select footwear and social occasion apparel. Lane Bryant has a loyal customer base, generally ranging in age from 25 to 45 years old, which shops for fashionable merchandise in the moderate price range. Lane Bryant retail stores are located in a combination of destination malls, lifestyle centers and strip shopping centers.

maurices

The maurices segment includes approximately 922 specialty retail and outlet stores, and ecommerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 20 to 35 year-old female, including both a core and plus-size offering, with stores concentrated in small markets (approximately 25,000 to 150,000 people). Through its proprietary maurices label, the maurices product line encompasses women’s casual clothing, career wear, dressy apparel, active wear and accessories. maurices stores are typically located near large discount and department stores to capitalize on the traffic those retailers generate. maurices seeks to differentiate itself from those retailers by offering a wider selection of style, color and current fashion, as well as the shopping experience offered, which emphasizes a visually stimulating environment with a helpful staff. While maurices stores offer a core merchandise assortment, individual maurices stores vary their merchandise assortment to reflect individual store demands and local market preferences.

dressbarn

The dressbarn segment includes approximately 820 specialty retail and outlet stores, and ecommerce operations. The dressbarn brand primarily caters to women in their mid-30’s to mid-50’s age range with moderate-to-better quality career, special occasion and casual fashion in both missy and plus sizes. dressbarn stores are located primarily in convenient strip shopping centers in major trading and high-density markets, and in surrounding suburban areas. dressbarn’s centrally managed merchandise selection is changed and augmented frequently to keep its merchandise presentation fresh and exciting. Individual store assortments vary depending on local demographics, seasonality and past sales patterns. Carefully edited, coordinated merchandise is featured in a comfortable, easy-to-shop environment, which is staffed by friendly, service-oriented associates.

Catherines

The Catherines segment includes approximately 386 specialty retail stores and ecommerce operations. Catherines carries a full range of plus sizes (16-34 and 0X-5X) and is particularly known for extended sizes (28-34). Catherines offers classic apparel and accessories to female customers for wear-to-work and casual lifestyles. Catherines customers are generally in the 45 years old and older age group, shop in the moderate price range, and are concerned with comfort, fit and value. Catherines retail stores are primarily located in strip shopping centers and outlet locations.

The tables below present net sales and operating income by segment for the last three fiscal years.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(millions)
Net sales:
Justice	$1,384.3	$1,407.4	$1,306.7
Lane Bryant (a)	1,080.0	1,050.1	119.7
maurices	971.4	917.6	852.9
dressbarn	1,022.5	1,020.7	1,037.6
Catherines (a)	332.4	319.1	36.4
Total net sales	$4,790.6	$4,714.9	$3,353.3

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(millions)
Operating income (loss):
Justice	$99.3	$182.3	$172.5
Lane Bryant (a)	(4.3)	(30.1)	(10.1)
maurices	86.0	107.0	102.7
dressbarn	39.4	30.3	56.9
Catherines (a)	24.4	10.4	(4.0)
Unallocated acquisition-related, integration and restructuring costs	(34.0)	(34.6)	(25.4)
Total operating income	$210.8	$265.3	$292.6
 _______

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore, data related to Lane Bryant and Catherines is only included for a partial period in Fiscal 2012.

Over the past five fiscal years, our sales have grown to approximately $4.8 billion in Fiscal 2014 from $2.4 billion in Fiscal 2010. This growth has been a result of both our acquisitions and organic growth. We currently operate approximately 3,900 stores throughout the United States and Canada. We have diversified our business by brand, price point and target consumer, as well as by geography throughout North America. Our Justice and maurices brands now operate 35 stores and 27 stores, respectively, in Canada. We plan to continue our global expansion during Fiscal 2015, and will continue evaluating other international opportunities for our family of brands. In addition to our store presence, we sell merchandise through our primary ecommerce websites: shopjustice.com; shopbrothers.com; lanebryant.com; cacique.com; maurices.com; dressbarn.com and catherines.com.

Over the past five fiscal years, we have invested approximately $2.1 billion in acquisitions, capital improvements, and technology infrastructure improvements, primarily funded through cash, common stock and debt. We intend to continue to execute our long-term strategy, which includes, among other things, expanding our presence internationally, expanding through selective acquisitions, investing in our operational infrastructure and expanding our ecommerce businesses.

Seasonality of Business

Our business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods.  In particular, sales at Justice tend to be significantly higher during the fall season which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season that is focused on gift-giving merchandise. The maurices brand experiences peak sales during the December holiday season as well as during the early spring which includes the Easter holiday season. The dressbarn brand has historically experienced higher sales in the spring, which includes the Easter and Mother’s Day holidays. The Lane Bryant and Catherines brands typically experience peak sales during the Easter, Mother’s Day and December holiday seasons.  Lane Bryant’s peak sales around Mother’s Day typically extend through Memorial Day and into the early summer. As a result, our results of operations and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Store Locations

Our stores are primarily open seven days a week and most evenings. As of July 26, 2014, we operated approximately 3,900 stores in 48 states, the District of Columbia and Canada. Justice is currently located across 48 states and Canada. Justice also has 63 international franchise stores. dressbarn has stores in 48 states, which are mostly concentrated in the northeast while maurices has stores in 44 states and Canada, with the largest concentration in the Midwest. The Lane Bryant and Catherines stores are located in suburban and small towns in 46 states and 44 states, respectively.

During Fiscal 2014, no store accounted for more than 1% of our total sales. The table below indicates the type of shopping facility in which the stores were located:

Type of Facility	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Strip Shopping Centers	224	393	519	595	325	2,056
Free Standing, Downtown and Enclosed Malls	568	211	339	56	54	1,228
Outlet Malls and Outlet Strip Centers	101	114	43	169	3	430
Lifestyle Centers	104	53	21	—	4	182
Total	997	771	922	820	386	3,896

As of July 26, 2014, our stores had a total of 21.2 million square feet, consisting of Justice with 4.2 million square feet, Lane Bryant with 4.3 million square feet, maurices with 4.7 million square feet, dressbarn with 6.4 million square feet and Catherines with 1.6 million square feet. All of our store locations are leased. Our leases often contain renewal options and termination clauses, particularly in the early years of a lease, if specified sales volumes are not achieved.

Store Count by Segment

	Fiscal 2014
	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Stores (Beginning of Period)	971	788	877	826	397	3,859
Stores Opened	49	36	55	34	—	174
Stores Closed	(23)	(53)	(10)	(40)	(11)	(137)
Stores (End of Period)	997	771	922	820	386	3,896

	Fiscal 2013
	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Stores (Beginning of Period)	942	805	832	827	422	3,828
Stores Opened	53	51	54	35	—	193
Stores Closed	(24)	(68)	(9)	(36)	(25)	(162)
Stores (End of Period)	971	788	877	826	397	3,859

Trademarks

Our principal owned trademarks include:

JUSTICE®, BROTHERS®, LANE BRYANT®, LANE BRYANT OUTLET®, LANE BRYANT WOMAN®, CACIQUE®, RIGHT FIT BY LANE BRYANT®, MAURICES®, DRESSBARN®, CATHERINES®, CATHERINES PLUS SIZES®, MAGGIE BARNES ®, LIZ&ME®, SERENADA® and RIGHT FIT BY CATHERINES®.

We have U.S. Certificates of Registration of Trademark and trademark applications pending for the operating names of our stores and our major private label merchandise brands. We believe our JUSTICE®, LANE BRYANT®, LANE BRYANT OUTLET®, LANE BRYANT WOMAN®, CACIQUE®, MAURICES®, DRESSBARN®, CATHERINES® and CATHERINES PLUS SIZES® trademarks are material to the continued success of our business. We also believe that our rights to these trademarks are adequately protected.

Ecommerce

All of our brands have ecommerce operations, and the Company continues to focus on this sales channel as an opportunity for continued growth. Total ecommerce revenues amounted to approximately $450 million during Fiscal 2014, which represented an increase of approximately 22% over revenues of approximately $368 million during Fiscal 2013. To support this growth, during Fiscal 2014, the Company began initiatives that will enhance our customer’s shopping experience across all of the Company's various shopping channels.  These initiatives will allow the brands to (i) improve website and mobile functionality, (ii) improve product availability online, (iii) offer flexible customer loyalty programs and (iv) offer an enhanced customer service experience inside and outside our stores. Our brands will begin utilizing this functionality in a phased transition which is expected to begin in late Fiscal 2015. As a result of this investment, we continue to believe that this will be an on-going source of sales growth in future periods.

Our segments sell products online through their ecommerce sites:

•	Justice segment – www.shopjustice.com and www.shopbrothers.com

•	Lane Bryant segment – www.lanebryant.com and www.cacique.com

•	maurices segment – www.maurices.com

•	dressbarn segment – www.dressbarn.com

•	Catherines segment – www.catherines.com

Product Licensing

We earn licensing revenue through our Justice brand’s international franchise stores along with advertising and other “tween-right” marketing initiatives with partner companies. Licensing revenue is less than 1% of our consolidated annual net sales. As of July 26, 2014, Justice has 63 international franchise stores.

International Store Expansion

As of July 26, 2014, our Justice brand has 35 company-operated stores in Canada and is planning on additional expansion in Canada during Fiscal 2015. In addition, our maurices brand has 27 company-operated stores in Canada and is also planning on additional expansion in Canada during Fiscal 2015. We will continue to evaluate other international opportunities for our family of brands.

Sourcing

The Company's sourcing business operates under the name Ascena Global Sourcing (“AGS”). During Fiscal 2014, the Company principally completed its integration of the Charming Shoppes sourcing operations acquired in the Charming Shoppes Acquisition. Through AGS’s offices in Seoul, South Korea, Shanghai and Hong Kong, China, AGS continues to develop and expand relationships with manufacturing partners within sourcing networks, enabling AGS to control the quality of goods, while achieving speed to market and better/favorable pricing. With AGS’s successful sourcing operations, it is able to eliminate the middleman, reduce costs and increase initial markup. AGS has registered various trademarks related to the Company’s brands in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions.

Office and Distribution Centers

For a detailed discussion of our office and distribution centers, see Part I, Item 2 “Properties” in this Annual Report on Form 10-K.

Information Technology Systems

Our information technology systems make the design, marketing, importing and distribution of our products more efficient by providing, among other things, comprehensive order processing, product and design information, and financial information. During Fiscal 2014, in connection with the integration of the technological infrastructure of Charming Shoppes, the Company continued its migration to common information technology platforms for its Company-wide, point-of-sales systems, merchandise systems, warehouse management systems and financial systems. This transition is expected to continue over approximately the next two years.

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

Community Service

Within Ascena, there is a rich history of charitable giving.  This history is especially evident within each of our brands.  Underneath Ascena’s philanthropic framework of "Empowering Women and Children To Be Their Best," each brand has its own giving philosophy specifically geared to their business and communities.  Across the brands and Ascena, we support programs like children’s hospitals, American Cancer Society and Dress for Success.  Ascena is also proud to sponsor the Roslyn S. Jaffe Awards, in which a monetary award up to a predetermined limit is awarded to an individual/organization making a difference for women and children.  More information is available at www.ascenacares.com.

Competition

The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and internet-based retailers, many of which have substantially greater financial, marketing and other resources than us. Many of our competitors are able to engage in aggressive promotions, reducing their selling prices. Some of our competitors are Walmart, Macy’s, JCPenney, Kohl’s, Old Navy and Target. Other competitors may move into the markets that we serve. Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences. If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability. We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers and by offering superior customer service and convenience.

Merchandise Vendors

We purchase our merchandise from many domestic and foreign suppliers. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier as no third-party supplier accounts for more than 10% of our merchandise purchases. We believe that we have good working relationships with our suppliers.

Employees

As of July 26, 2014, we had approximately 48,000 employees, 34,000 of whom worked part-time. We typically add temporary employees during peak selling periods. Except for approximately 100 employees of Lane Bryant that were represented by unions at the end of Fiscal 2014, none of our other employees are covered by any collective bargaining agreement. We consider our employee and union relations to be good.

Executive Officers of the Registrant

The following table sets forth the name, age and position of our Executive Officers:

Name	Age	Positions
Elliot S. Jaffe	88	Co-founder and Chairman of the Board
David Jaffe	55	President and Chief Executive Officer
John Sullivan	61	Executive Vice President and Chief Operating Officer
Michael W. Rayden	65	Chief Executive Officer, Tween Brands, Inc.
Kevin Trolaro	44	Interim Chief Financial Officer
Ernest LaPorte	62	Senior Vice President, Chief Accounting Officer
Gene Wexler	59	Senior Vice President, General Counsel and Assistant Secretary
David L. Johns	55	Senior Vice President, Chief Information Officer
Ronnie Robinson	49	President, Ascena Global Sourcing

Mr. Elliot S. Jaffe, our co-founder and Chairman of the Board, was Chief Executive Officer of our company from 1966 until 2002.

Mr. David Jaffe became President and Chief Executive Officer in 2002. Previously he had been Vice Chairman, Chief Operating Officer and a member of the Board of Directors since 2001. He joined us in 1992 as Vice President-Business Development and became Senior Vice President in 1995 and Executive Vice President in 1996. Mr. Jaffe is the son of Elliot S. and Roslyn S. Jaffe. Mrs. Jaffe, our co-founder, serves as Secretary and Treasurer of our Company.

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

Mr. Kevin Trolaro was appointed Interim Chief Financial Officer in August 2014. Mr. Trolaro joined the company in April 2013 as Assistant Vice President, Assistant Controller. Prior to joining the Company, Mr. Trolaro held several positions at Time Inc. from 2001 to 2012 where he was most recently Senior Director, Financial Reporting. Mr. Trolaro began his career at KPMG LLP as an auditor and has been a certified public accountant since 1994.

Mr. Ernest LaPorte joined the Company in September 2014 as Senior Vice President and Chief Accounting Officer. Prior to joining the Company, Mr. LaPorte was Senior Vice President, Controller at Saks Incorporated from 2007-2014. Prior to Saks, Mr. LaPorte was Vice President of Finance and Principal Accounting Officer at the Movado Group, Inc. from 2005-2007 and preceding that held several positions at Barnes & Noble, Inc. from 1999-2005. Mr. LaPorte began his career in public accounting and is a CPA.

Mr. Gene Wexler has been Senior Vice President, General Counsel and Assistant Secretary of our Company since 2005.

Mr. David Johns joined the Company in March 2013 as Senior Vice President and Chief Information Officer. Prior to joining the Company, Mr. Johns held several senior leadership roles at Owens Corning since 1994.  Most recently, he was Senior Vice President, Chief Information Officer & Chief Global Shared Services officer.  Prior to his experience at Owens Corning, Mr. Johns held technology positions with Honeywell, Inc. and Time Warner Inc.

Mr. Ronnie Robinson became President, Ascena Global Sourcing in February 2013. His current responsibilities include global sourcing, product integrity and production operations for all of the Company’s brands. Mr. Robinson joined Tween Brands as Vice President of Sourcing in 2001.

Item 1A. Risk Factors.

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our results of operations, our financial condition, our liquidity, the trading prices of our securities, and the actual outcome of matters as to which forward-looking statements are made in this report. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. We may also be adversely affected by additional risks not presently known to us or that we currently believe are immaterial.

Our business is dependent upon our ability to accurately predict fashion trends and customer preferences.

Fashion apparel trends and customer preferences are volatile and tend to change rapidly, particularly for women and tween girls and boys. Our success depends largely on our ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by us to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise in our stores, which in turn could adversely affect our business and our image with our customers. Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, we are vulnerable to changes in consumer preferences and demand, price shifting, and the optimal selection and timing of merchandise purchases. If we miscalculate either the demand for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would have an adverse effect on our results of operations, financial position and cash flows.

Inability to access liquidity or capital markets could adversely affect the Company's business, results of operations, financial position or cash flows.

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict the Company’s access to this potential source of future liquidity. As a result of occasional instability in the global financial markets, there can be no assurance that our liquidity will not be affected or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations and available borrowings under our $500 million Amended and Restated Credit Agreement (the “Revolving Credit Agreement”) will be adequate to satisfy our capital needs for the foreseeable future, any renewed tightening of the credit markets could make it more difficult for us to access funds, enter into an agreement for new indebtedness or obtain funding through the issuance of our securities. Our Revolving Credit Agreement also has financial covenants which, if not met, may further impede our ability to access funds under the Revolving Credit Agreement.

In addition, we also have significant amounts of cash and cash equivalents on deposit at FDIC-insured financial institutions that are currently in excess of federally-insured limits. Since the deposit insurance provision of the Dodd-Frank Wall Street Reform Act expired on December 31, 2012, we cannot be assured that we will not experience losses with respect to cash on deposit in excess of federally-insured limits.

Existing and increased competition in the women’s, girls' and boys' retail apparel industry may reduce our net revenues, profits and market share.

The women’s, girls' and boys' retail apparel industry is highly competitive. Although the Company is one of the nation’s largest specialty retailers, we have numerous and varied competitors at the national and local level, primarily consisting of department stores, off-price retailers, other specialty stores, discount stores, mass merchandisers, Internet and mail-order retailers, many of which have substantially greater financial, marketing, promotional and other resources than we have. Many department stores offer a broader selection of merchandise than we offer. In addition, many department stores continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which we have a significant presence. As a result of this competition, we may experience pricing pressures, increased marketing expenditures and loss of market share, which could have a material adverse effect on our business, results of operations, financial position and cash flows.

Our ability to successfully integrate Charming Shoppes.

The success of the Charming Shoppes Acquisition continues to depend on our ability to integrate and manage both our and Charming Shoppes’s operations, to realize opportunities for revenue growth and to eliminate redundant and excess costs. Achieving the anticipated benefits of the Charming Shoppes Acquisition may present a number of significant risks and considerations, including, but not limited to:

•	demands on management related to the increase in our size;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	expected cost savings not being achieved in full, or taking longer or requiring greater investment to achieve; and

•	not achieving transition or new store growth potential.

We depend on strip shopping center and mall traffic and our ability to identify suitable store locations.

Many of our stores are located in strip shopping centers, shopping malls and other retail centers that benefit from their proximity to “anchor” retail tenants, generally large department stores, and other attractions, which generate consumer traffic in the vicinity of our stores. Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores or changes in customer shopping preferences. A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on customer traffic and our results of operations.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations where competition for suitable store locations is intense.

Our ability to successfully adapt to ongoing organizational change could impact our business results.

We have executed a number of significant business and organizational changes including acquisitions, workforce and technology optimization projects and distribution center consolidation projects to support our growth strategies. We expect these types of changes to continue for the foreseeable future. Successfully managing these changes, including retention of key employees, is critical to our business success. In addition, our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organizational capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense. Further, business and organizational changes may result in more reliance on third parties for various services, and that reliance may increase compliance risks, including anti-corruption. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver the expected productivity improvements while continuing to invest in business growth, our results of operations, financial position and cash flows could be adversely impacted.

Our business could suffer if our information technology systems fail to operate effectively, are disrupted or compromised.

We rely on our existing information technology systems in operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial systems. The reliability and capacity of our information technology systems (including third-party hardware and software systems or services) are critical to our continued operations. Despite our precautionary efforts, our information technology systems are vulnerable from time to time to damage or interruption from, among other things, natural disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses, and security breaches, which may require significant investment to fix or replace, and we may suffer loss of critical data and interruptions or delays to our operations in the interim. While, to the best of our knowledge, we have not experienced any material loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber-attack, such a security breach or cyber-attack could adversely affect our business and operations, including our reputation and our relationship with our customers, employees and investors and expose us to risks of litigation and liability and could impact our results of operations, financial position and cash flows. While we believe that we are diligent in selecting vendors, systems and services to assist us in maintaining the integrity of our information technology systems, we realize that there are risks and that no guarantee can be made that future disruptions, service outages, service failures or unauthorized intrusions will not occur.

We rely on foreign sources of production.

We purchase a significant portion of our merchandise directly from foreign markets, including Asia, the Middle East and Africa, and indirectly through domestic vendors with foreign sources. We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including but not limited to:

•	financial or political instability in any of the countries in which our merchandise is manufactured or the channels through which it passes;

•	fluctuations in the value of the U.S. Dollar against foreign currencies;

•	inability of our manufacturers to comply with local laws, including labor laws, health and safety laws or labor practices;

•	increased security and regulatory requirements applicable to imported goods;

•	imposition or increases of duties, taxes and other charges on imports;

•
imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our merchandise that may be imported into the United States from countries in regions where we do business;

•	currency and exchange risks;

•	impact of natural disasters and public health concerns on our foreign sourcing offices and vendor manufacturing operations;

•	delays in shipping due to port security considerations or labor disputes;

•	regulations under the United States Foreign Corrupt Practices Act; and

•	increased costs of transportation.

New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries. The future performance of our business depends on foreign suppliers and may be adversely affected by the factors listed above, all of which are beyond our control. The foregoing may result in our inability to obtain sufficient quantities of merchandise or increase our costs.

We require our independent manufacturers to operate in compliance with applicable laws and our internal requirements. Our vendor code of conduct, guidelines for vendors or other vendor compliance programs promote ethical business practices and we monitor compliance with them; however, we do not control these manufacturers, their labor practices, the health and safety conditions of their facilities, or from where they buy their raw materials. Any violation of labor, health, environmental, safety (e.g., building and fire codes) or other laws by any of the independent manufacturers we use could damage our reputation and could have a material adverse effect on our business.

Any of the aforementioned risks, independently or in combination with others, could have an adverse effect on our results of operations, financial position and cash flows.

Our business could suffer as a result of a third-party manufacturer’s inability to produce goods for us on time and to our specifications.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of the goods that we sell. Both domestic and international manufacturers produce these goods. The Company is at risk for increases in manufacturing costs and we cannot be certain that we will not experience operational difficulties with these third-party manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. The inability of a manufacturer to ship orders in a timely manner or to meet our safety, quality and social compliance standards could have a material adverse impact on our business, results of operations, financial position and cash flows.

We may suffer negative publicity and our business may be harmed if we need to recall any product we sell or if we fail to comply with applicable product safety laws.

The products our brands sell are regulated by many different governmental bodies, including but not limited to the Consumer Product Safety Commission and the Food and Drug Administration in the U.S., Health Canada in Canada, and similar state, provincial and international regulatory authorities. Although we test the products sold in our brands’ stores and on our brands’ websites, selected products still could present safety problems of which our brands are not aware. This could lead one or more of our brands to recall selected products, either voluntarily or at the direction of a governmental authority, and may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, recalls, defects or errors could result in the rejection of our products by customers, damage to our reputation, lost sales, product liability litigation and increased costs, any or all of which could harm our business and have a material adverse effect on our financial position, results of operations and cash flows.

The cost of compliance with current requirements and any future requirements of federal, state or international regulatory authorities could have a material adverse effect on our financial position, results of operations and cash flows.  Examples of these requirements include regulatory testing, certification, packaging, labeling, advertising, and reporting requirements affecting broad categories of consumer products. In addition, any failure of one or more of our brands to comply with such requirements could result in significant penalties, require one or more of our brands to recall products, and harm our reputation, any or all of which could have a material adverse effect on our business, results of operations, financial position and cash flows.

Risks associated with ecommerce sales.

The successful operation of our ecommerce business depends on our ability to maintain the efficient and continuous operation of our ecommerce websites and our fulfillment operations, and on our ability to provide a shopping experience that will generate orders and return visits to our sites. Our ecommerce services are subject to numerous risks, including:

•
the failures of the computer systems that operate our websites and their related support systems, including but not limited to, inadequate system capacity, computer viruses, human error, change in programming, security breaches, system upgrades or migrations, internet service or power outages, causing, among other things, website downtimes and other technical/functional failures;

•	reliance on third-party computer hardware/software fulfillment and delivery providers;

•	unfavorable federal or state regulations and laws;

•	violations of federal, state or other applicable laws, including those related to online privacy;

•	disruptions in telephone service or power outages;

•	credit card fraud;

•	constantly evolving and changing technology;

•	liability for online content;

•	diversion of sales from our stores; and

•	natural disasters or adverse weather conditions.

The Company's failure to successfully address and respond to any one or more of these risks could damage the reputation of our brands and have a material adverse effect on our results of operations, financial position and cash flows.

We are subject to cybersecurity risks and may incur increased expenses to mitigate our exposure.

Our business, and that of our third-party service providers, employs systems and websites that allow us to process credit card transactions (containing personally identifiable information, “PII”), perform online ecommerce and social media activities, store and transmit proprietary or confidential customer, employee , job applicant and other information. Security and/or privacy breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error or other similar events could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks or intrusions. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by our third-party service providers that result in the unauthorized release of personal or confidential information.

The protection of customer, employee, and Company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. Any breach involving this data could attract negative media attention, cause harm to our reputation or result in liability (including but not limited to fines, penalties or lawsuits), either of which could have a material adverse effect on our results of operations, financial position and cash flows.

We may be exposed to risks and costs associated with credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues.

In the standard course of business, we process customer information, including payment information, through our stores and ecommerce sites. There is an increased concern over the security of personally-identifiable information transmitted over the Internet, consumer identity theft and user privacy. We endeavor to protect consumer identity and payment information through the implementation of security technologies, processes, and procedures. It is possible that an individual or group could defeat our security measures and access sensitive consumer information. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Incidents which result in exposure of customer data will be handled in accordance with applicable laws and regulations. Exposure of customer data through any means could materially harm the Company by, but not limited to, reputation loss, regulatory fines, and costs of litigation.

Our business would suffer a material adverse effect if our distribution centers were shut down or disrupted.

Most of the merchandise we purchase is shipped directly to our distribution centers in Etna, Ohio, Greencastle, Indiana or Des Moines, Iowa, where it is prepared for shipment to the appropriate stores or to the customer directly. As a result of damage to, or prolonged interruption of, operations at any of these facilities due to a work stoppage, supply chain disruption, weather conditions such as tornado, flood, blizzard or other natural disaster or event, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores or customers during the time it takes for us to reopen or replace any of these facilities.

Additionally, freight costs are impacted by changes in fuel prices. Fuel prices affect freight costs on inbound freight from vendors to the distribution centers, outbound freight from the distribution centers to our stores and shipments directly to our customers.

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

We require manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff and our agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of local labor, employment or other laws by an independent third-party manufacturer used by us, or the divergence of an independent third-party manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of products to us or damage our reputation, which may result in a decrease in customer traffic to our stores that could adversely affect our results of operations. Publicity regarding violation of the foregoing guidelines or practices or other social/compliance standards by any of our third-party manufacturers could adversely affect our results of operations.

Acts of terrorism, effects of war, public health, natural disasters, other catastrophes or political unrest could have a material adverse effect on our business.

The threat, or actual acts, of terrorism continue to be a risk to the global economy. Terrorism and potential military responses, political unrest, natural disasters (such as Hurricane Sandy in 2012), pandemics or other health issues have disrupted or could disrupt commerce, impact our ability to operate our stores or offices in the affected areas or impact our ability to provide critical functions or services necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions or services from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our results of operations, financial position and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending or customer traffic, and thus have an adverse effect on our results of operations.

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

Raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high or low demand for fabrics, labor conditions, transportation or freight costs, currency fluctuations, weather conditions, supply conditions, economic inflation and other unpredictable factors. Increases in the price of cotton, wool and other raw materials used in the production of fabric and accessories, as well as increases in labor and energy costs, could result in increases for the costs of our products as well as their distribution to our distribution centers, retail locations and to our customers. Consequently, higher product costs could have a negative effect on our gross profit margin and increased selling prices could have a negative effect on our sales volume.

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

Our performance also depends in large part on the talents and contributions of engaged and skilled associates in all areas of the Company. If we are unable to identify, hire, develop, motivate and retain talented individuals, we may be unable to compete effectively which could adversely impact our business, results of operations, financial position and cash flows.

Covenants in our Revolving Credit Agreement may impose operating restrictions.

Our Revolving Credit Agreement contains financial covenants with respect to minimum availability limits. If we fail to meet these covenants or obtain appropriate waivers, our lenders may terminate the Revolving Credit Agreement. Such termination could negatively impact our liquidity, which could have a negative impact on the flow of goods and services, adversely impacting our operations.

The inability to obtain credit on commercially reasonable terms, or a default under the current Revolving Credit Agreement, would have an adverse effect on our results of operations, financial position and cash flows.

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

For example, the Dodd-Frank Act contains provisions governing “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries. As a result, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products that require an assessment about whether conflict minerals used in the company's products are sourced from the designated countries. There will be costs associated with providing the required disclosures, including due diligence to determine the sources of minerals used in our merchandise and possible changes to sources of our raw materials.

Additionally, from time-to-time, we are involved in litigation incidental to our business, including litigation regarding overtime compensation and other employment or wage and hour related matters. Our current exposure could change in the event of the discovery of damaging facts with respect to legal matters pending against us or determinations by judges, juries or other finders of fact that are not in accordance with management's evaluation of the claims. Should management's evaluation prove incorrect, our exposure could greatly exceed expectations and have a material adverse effect on our results of operations, financial position and cash flows.

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

We currently intend to expand our operations into other countries in the future. Currently, our Justice brand has licensed stores in certain Middle Eastern countries, Australia, Southeast Asia, Central and South America and Russia. During Fiscal 2014, both our Justice and maurices brands continued their expansion into Canada. As we expand internationally, we may incur significant costs associated with the start-up and maintenance of foreign operations. Costs may include, but are not limited to, obtaining locations for stores, setting up foreign offices, hiring experienced management and maintaining good relations with associates. We may be unable to open and operate new stores successfully, or we may face operational issues that delay our intended pace of international store growth. In any such case, our expansion may be limited, unless we can:

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

As we continue to expand our international operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of foreign countries in which we operate. We are required to use reasonable efforts to ensure compliance with these laws. Violations of these laws could subject us to sanctions or other penalties that would have an adverse effect on our reputation, results of operations, financial position and cash flows.

Disruption at ports used to import our products from Asia and other regions.

We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are imported, we and our vendors may have to ship some or all of our products from Asia or other regions by air freight or to alternative shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be reduced. Similarly, shipping to alternative destinations in the United States could lead to increased lead times and costs for our products. A disruption at ports (domestic or abroad) through which our products are imported could have a material adverse effect on our results of operations, financial position and cash flows.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in the United States and numerous international jurisdictions. We record tax expense based on our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits, including uncertain tax positions. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and reserves are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction or by changes to existing tax rules or regulations.

Changes to accounting rules and regulations may adversely affect our results of operations, financial position and cash flows.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules and regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such a change would require us to record a significant amount of lease related assets and liabilities on our balance sheet and make other changes to the recording and classification of lease related expenses in the consolidated statements of operations and cash flows. In addition, as discussed in Note 4 to our audited consolidated financial statements included elsewhere herein, accounting authorities issued a new revenue standard during Fiscal 2014 and the Company is still evaluating the impact of this new standard. These and other future changes to accounting rules or regulations, or the questioning of current accounting practices, may adversely affect our results of operations, financial position and cash flows.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business, the price of our common stock and market confidence in our reported financial information.

We must continue to document, test, monitor and enhance our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be assured that our disclosure controls and procedures and our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will prove to be adequate in the future. Any failure to maintain the effectiveness of internal controls over financial reporting or to comply with the requirements of the Sarbanes-Oxley Act could have a material adverse impact on our business, results of operations, financial position and cash flows as well as on the price of our common stock.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries in which we have business operations or plan to have business operations. Because we have not registered all of our trademarks in all categories, or in all foreign countries in which we source or offer our merchandise now, or may in the future, our international expansion and our merchandising of products using these marks could be limited. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Also, others may assert proprietary rights in our intellectual property and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any litigation regarding our trademarks could be time-consuming and costly. The loss of exclusive use of our trademarks could have a material adverse effect on our results of operations, financial position and cash flows.

We face challenges to grow our business and to manage our growth.

Our growth is dependent, in large part, upon our ability to successfully add new stores. In addition, on a routine basis, we close under-performing stores, which may result in write-offs. The success of our growth strategy depends upon a number of factors, including, among others, the identification of suitable markets and sites for new stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs and maintenance of the productivity of our existing store base. We also must be able to effectively renew our existing store leases. We must be able to hire, train and retain competent managers and personnel and manage the systems and operational components of our growth. Our failure to open new stores on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures could have an adverse effect on our growth prospects.

General economic conditions may adversely affect our business.

Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending. Some of the factors negatively impacting discretionary consumer spending include general economic conditions, high unemployment, increased taxation, high consumer debt, reductions in net worth based on severe market declines (such as in residential real estate markets), higher fuel, energy and other prices, increasing interest rates, severe weather conditions and low consumer confidence. In addition, any significant volatility in our financial markets could also negatively impact the levels of future discretionary consumer spending.  Such macroeconomic and other factors could have a negative effect on consumer spending in the U.S., which in turn could have a material effect on our business, results of operations, financial condition and cash flows.

As described in Note 10 to our audited consolidated financial statements included elsewhere herein, we have significant goodwill and other intangible assets related to our acquisition of maurices in January 2005, the merger with Tween Brands consummated in November 2009 and the Charming Shoppes Acquisition consummated in June 2012. Current and future economic conditions may adversely impact Justice’s, Lane Bryant’s, maurices’s, dressbarn’s or Catherines’s ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. As discussed in our Critical Accounting Policies included elsewhere herein, these events could materially reduce Justice’s, Lane Bryant’s, maurices’s, dressbarn’s or Catherines’s profitability and cash flow which could, in turn, lead to an impairment of Justice’s, Lane Bryant’s, maurices’s or Catherines’s goodwill and intangible assets. Furthermore, if customer attrition were to accelerate significantly, the value of Justice’s, Lane Bryant’s, maurices’s or Catherines’s intangible assets could be impaired or subject to accelerated amortization.

Our business could suffer a material adverse effect from extreme or unseasonable weather conditions.

Extreme weather conditions in the areas in which the Company's stores are located could negatively affect the Company's business, results of operations, financial position and cash flows. Frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over an extended period could make it difficult for our customers to travel to our stores, which could negatively impact the Company's results of operations. The Company's business is also susceptible to unseasonable weather conditions, which could influence customer trends, consumer traffic and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could reduce demand and thereby would have an adverse effect on our results of operations, financial position and cash flows.

Our stock price may be volatile.

Our common stock is quoted on the NASDAQ Global Select Market. The Company’s stock price, like that of other retail companies, is subject to significant volatility due to many factors, including, but not limited to, general economic conditions, stock and credit market conditions, quarter to quarter variations in our actual or anticipated financial results and investor sentiment. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

Further, if the analysts that regularly follow the Company’s performance lower their rating or lower their projections for future growth and financial performance, the Company’s stock price could be adversely impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Retail Store Space

We lease space for all our retail stores in various domestic and international locations. Store leases generally have an initial term ranging from 5 to 10 years with one or more options to extend the lease. The table below, covering all open store locations leased by us on July 26, 2014, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number without Renewal Options
2015	598	216	382
2016	564	319	245
2017	624	363	261
2018	579	374	205
2019	476	315	161
2020 and thereafter	1,055	443	612
Total	3,896	2,030	1,866

Our store leases generally provide for a base rent per square foot per annum. Certain leases have formulas requiring the payment of additional rent as a percentage of sales, generally when sales reach specified levels. Our aggregate minimum rentals under operating leases in effect at July 26, 2014 and excluding locations acquired after July 26, 2014, are approximately $399.1 million for Fiscal 2015. In addition, we are typically responsible under our store leases for our pro rata share of maintenance expenses and common charges in strip shopping centers, outlet centers and malls.

Many of the store leases have termination clauses if certain specified sales volumes are not achieved. This affords us greater flexibility to close under-performing stores. Generally, these provisions are operative only during the first few years of a lease.

Our investment in new stores consists primarily of inventory, leasehold improvements, fixtures and equipment. We generally receive tenant improvement allowances from landlords to offset a portion of these initial investments in leasehold improvements.

Corporate Office Space

In April 2012, the Company purchased a 137,000 square-foot building in Mahwah, NJ. During the third quarter of Fiscal 2014, the Company completed the renovation and expansion of this building which now has 151,000 square-feet and serves as the corporate office for the dressbarn brand. In addition, a newly constructed 51,000 square foot building adjacent to the dressbarn building now serves as the corporate office for Ascena.

We own Justice’s corporate office facilities in New Albany, Ohio totaling approximately 280,000 square feet, along with 44 acres of adjacent land. We own maurices’s corporate headquarters in downtown Duluth, Minnesota, which is composed of three office buildings totaling approximately 151,000 square feet.  We own 145,000 square feet of space in Bensalem, Pennsylvania which mainly houses the corporate offices of Catherines. We lease approximately 135,000 square feet in Columbus, Ohio which serves as Lane Bryant’s corporate headquarters.

Internationally, we own office space in Hong Kong, China and lease office space in Shanghai, China and Seoul, South Korea to support our sourcing operations. During Fiscal 2014, we purchased 28,000 square feet of office space in Hong Kong to support our growing sourcing operations.

In December 2013, the Company announced its plans for a new approximately 200,000 square-foot building located in Duluth, MN to house its maurices headquarters and shared service operations. The project is scheduled for completion in the spring of calendar 2016. A portion of the building cost will be offset by state and municipal bond funding.

Distribution Centers

We own distribution centers in Etna Township, Ohio, Greencastle, Indiana and Des Moines, Iowa.  During the third quarter of Fiscal 2014, both the Etna Township and the Greencastle facilities became operational in their new capacities. The expanded Etna facility, which now has approximately 767,000 square feet, will centralize all of the Company's brick-and-mortar store distribution into one location. The newly renovated Greencastle facility, which was acquired in the Charming Shoppes Acquisition, now has 865,000 square feet and will serve as the distribution and fulfillment center for all of the Company’s ecommerce operations. The phased transition of all brands into the Etna and Greencastle distribution centers is expected to be completed during Fiscal 2015.

Our distribution center in Des Moines, which has 360,000 square feet of space on approximately 13.5 acres of land, currently houses maurices warehousing and distribution for its brick-and-mortar operations. These operations will be combined with the Company’s distribution center in Etna Township, Ohio during Fiscal 2015 and the facility is expected to be sold subsequent to that time.

Tax Incentives

In connection with the Company’s relocation of its dressbarn and corporate offices to New Jersey, as well as the expansion of its distribution centers in Ohio and Indiana, that are more fully discussed in Note 9 to our audited consolidated financial statements, the Company was approved for various state and local tax incentives.  In order to receive these incentives, the Company will generally need to meet certain minimum employment or expenditure commitments, as well as comply with periodic reporting requirements.  These incentives, estimated to total approximately $60 million, are expected to be recognized over a 10-15 year period commencing in Fiscal 2015.

Other

Also in connection with the Charming Shoppes Acquisition, we acquired facilities that serviced the acquired Fashion Bug and Figi’s businesses. In Fiscal 2013, we sold the distribution center in White Marsh, Maryland, which primarily serviced the discontinued Fashion Bug brand. Through Figi’s, which was sold in the first quarter of Fiscal 2014, we acquired and retained multiple buildings in Marshfield, Wisconsin, totaling 316,000 square feet.  The Company is currently seeking buyers for these buildings.

Lastly, for brands not yet in our Greencastle ecommerce distribution center, we have short-term agreements with contract logistics providers who provide warehousing and fulfillment services for the brand’s ecommerce operations. These agreements are cancelable at the option of the Company.

Item 3. Legal Proceedings.

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control, litigation regarding the merchandise that we sell, including product and safety concerns, litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although such litigation is routine and incidental to the conduct of our business, like any business of our size which has a significant number of employees and sells a significant amount of merchandise, such litigation can result in large monetary awards. The consequences of these matters cannot be finally determined by management at this time. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our consolidated financial statements.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The common stock of Ascena Retail Group, Inc. is quoted on the NASDAQ Global Select Market under the ticker symbol “ASNA.”

The table below sets forth the high and low prices as reported on the NASDAQ Global Select Market for the last eight fiscal quarters.

	Fiscal 2014		Fiscal 2013
Fiscal	High	Low	High	Low
First Quarter	$20.94	$16.15	$22.18	$16.99
Second Quarter	$23.14	$19.43	$20.94	$15.95
Third Quarter	$19.99	$16.37	$19.61	$16.20
Fourth Quarter	$18.25	$15.94	$20.58	$16.99

Number of Holders of Record

As of September 17, 2014, we had approximately 4,899 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. However, payment of dividends is within the discretion and are payable when declared by our Board of Directors. Payments of dividends are limited by our Revolving Credit Agreement as described in the Financial Condition and Liquidity section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Performance Graph

The following graph illustrates, for the period from July 25, 2009 through July 26, 2014, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index and (3) the S&P Specialty Apparel Retailers Index.

The comparisons in this table are required by the rules of the SEC and, therefore, are not intended to forecast, or be indicative of, possible future performance of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference herein.

Issuer Purchases of Equity Securities (a)

The following table provides information about the Company’s repurchases of common stock during the quarter ended July 26, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Month # 1 (April 27, 2014 – May 24, 2014)	—	$—	—	$90 million
Month # 2 (May 25, 2014 – June 28, 2014)	—	$—	—	$90 million
Month # 3 (June 29, 2014 – July 26, 2014)	—	$—	—	$90 million

(a) In Fiscal 2010, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”). The program was then expanded in Fiscal 2011 to cover an additional $100 million of authorized purchases. Under the 2010 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

Item 6. Selected Financial Data.

See the "Index to Consolidated Financial Statements and Supplementary Information" and specifically "Selected Financial Information" appearing at the end of this Annual Report on Form 10-K. This selected financial data should be read in conjunction with Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 — "Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K. Historical results may not be indicative of future results.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2014 (“Fiscal 2014 10-K”). We utilize a 52-53 week fiscal year that ends on the last Saturday in July. As such, fiscal year 2014 ended on July 26, 2014 and reflected a 52-week period (“Fiscal 2014”); fiscal year 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”); and fiscal year 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”). All references to “Fiscal 2015” refer to our 52-week period that will end on July 25, 2015.

INTRODUCTION

MD&A is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, liquidity and changes in financial condition. MD&A is organized as follows:

•
Overview. This section provides a general description of our business, including our objectives and risks, and a summary of our financial performance for Fiscal 2014. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2014, Fiscal 2013 and Fiscal 2012.

•
Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2014, Fiscal 2013 and Fiscal 2012, as well as a discussion of our financial condition and liquidity as of July 26, 2014. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) a summary of our outstanding debt and commitments as of July 26, 2014.

•
Market risk management. This section discusses how we manage our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions as of July 26, 2014.

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

OVERVIEW

Our Business

Ascena is a leading national specialty retailer offering clothing, shoes and accessories for missy and plus-size women, through its 100% owned subsidiaries, under the Lane Bryant, maurices, dressbarn and Catherines brands; and for tween girls and boys, under the Justice brand. The Company operates through its subsidiaries approximately 3,900 stores throughout the United States and Canada, with annual revenues of approximately $4.8 billion for the fiscal year ended July 26, 2014.

On June 14, 2012, the Company acquired Charming Shoppes, Inc. (“Charming Shoppes”) and its related family of retail brands (the "Charming Shoppes Acquisition"). Charming Shoppes owned and operated multiple retail brands through over 1,800 retail stores and ecommerce operations, including Lane Bryant and Catherines. Charming Shoppes also owned and operated a specialty retail business named Fashion Bug and a food and specialty gift products business named Figi’s. The Fashion Bug business ceased operations in February 2013 and the Figi’s business was sold during the first quarter of Fiscal 2014. These businesses have been classified as discontinued operations within the accompanying audited consolidated financial statements of the Company.

We classify our businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Justice segment includes approximately 997 specialty retail and outlet stores (of which 189 sell dual-gender merchandise), ecommerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 771 specialty retail and outlet stores, and ecommerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range. The maurices segment includes approximately 922 specialty retail and outlet stores, and ecommerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 20 to 35 year-old female, including both a core and plus-size offering, with stores concentrated in small markets (approximately 25,000 to 150,000 people). The dressbarn segment includes approximately 820 specialty retail and outlet stores, and ecommerce operations. The dressbarn brand primarily caters to women in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion in both missy and plus sizes. The Catherines segment includes approximately 386 specialty retail stores and ecommerce operations. The Catherines brand offers classic apparel and accessories for female customers for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

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

Technological and Supply Chain Integration
During Fiscal 2014, in connection with our continued integration of Charming Shoppes, we continued our technological and supply chain integration projects. These initiatives are expected to allow us to streamline corporate overhead and achieve operational efficiencies and cost savings, which are discussed in more detail below. In particular, we principally completed the integration of the Charming Shoppes sourcing operations, which now operates as part of Ascena Global Sourcing. In addition, we continued the consolidation of our distribution network into our facilities in Etna Township, Ohio and Greencastle, Indiana. Lastly, we continue to integrate our respective companies’ technology platforms. These integration projects, along with any required investment costs, are expected to continue principally over the next two years.

Store Expansion
We continuously explore expansion opportunities both within our current market areas and in other regions, including international expansion. During Fiscal 2014, we opened a net 37 stores. This included net openings of 26 stores at Justice; net openings of 45 stores at maurices; and was partially offset by net closings of 17 stores at Lane Bryant; net closings of 6 stores at dressbarn and net closings of 11 stores at Catherines. During Fiscal 2015, we currently plan to increase our net store count by 30-40 stores in the aggregate for all our brands.

During Fiscal 2014, our Justice brand continued to increase its international presence by opening 12 stores in Canada, for a total of 35 stores. In addition, maurices continued to expand in Canada during Fiscal 2014 by opening 12 stores, for a total of 27 stores. Both Justice and maurices plan to continue their Canadian expansion during Fiscal 2015.

Ecommerce
Over the past few years, the Company has experienced significant growth in its ecommerce channel across all brands. During Fiscal 2014, total ecommerce revenues amounted to approximately $450 million, which represented an increase of approximately 22% over Fiscal 2013. As a result of this growth, we continue to look for ways to develop our ecommerce platform to support that growth. In that regard, during Fiscal 2014, the Company began initiatives that will enhance our customer’s shopping experience across all of the Company's various shopping channels.  Our brands will begin utilizing this functionality in a phased transition which is expected to begin in late Fiscal 2015.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Cost-Saving Initiatives
Over the past few years we have undertaken a number of initiatives aimed at reducing our cost structure. In addition to the initiatives discussed above, we have (i) centralized our information technology operations, (ii) centralized our payroll processing operations, (iii) consolidated certain of our financial systems and processes, which include a common general ledger and consolidation platform, across our legacy family of brands, which include Justice, maurices, and dressbarn, and (iv) leveraged our volume of goods and services purchases to negotiate favorable pricing. We began to realize cost savings from some of these initiatives during the latter half of Fiscal 2014 and expect incremental savings in Fiscal 2015. We expect to continue to leverage our shared resources among our brands and believe these efforts will continue to lead to increased cost savings and efficiencies in future periods.

Risks

There are trends and other factors, including those described below, which we face as a women’s and girls’ and boys’ specialty apparel retailer that could have a material impact on our consolidated financial statements. For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A “Risk Factors” of the Fiscal 2014 10-K.

General Economic Conditions. Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending. Some of the factors negatively impacting discretionary consumer spending include general economic conditions, high unemployment, increased taxation, high consumer debt, reductions in net worth based on severe market declines (such as in residential real estate markets), higher fuel, energy and other prices, increasing interest rates, severe weather conditions and low consumer confidence. In addition, any significant volatility in our financial markets could also negatively impact the levels of future discretionary consumer spending.  Such macroeconomic and other factors could have a negative effect on consumer spending in the U.S., which in turn could have a material effect on our business, results of operations, financial condition and cash flows.

In that regard, during Fiscal 2014 we experienced lower and inconsistent customer traffic and spending patterns which contributed to a decline in our comparable store sales. We believe that the lower level of consumer spending during this time frame was at least partially related to some of the macroeconomic and other conditions mentioned above. In addition, traffic and consumer spending patterns experienced to date in the first quarter of Fiscal 2015 remain challenging and could have a negative impact on our comparable store sales performance during Fiscal 2015 if these trends continue. We will continue to monitor the spending patterns of consumers at each of our brands and adjust, as necessary, our operating strategies to mitigate the impact on our operating results.

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

Competition. The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than we do. Many of our competitors are able to engage in aggressive promotions, which include reducing their selling prices. Some of our competitors include Walmart, Macy’s, JCPenney, Kohl’s, Old Navy and Target. Other competitors may move into the markets that we serve, particularly in the plus-size women’s apparel market where we have a high concentration of sales. Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences. If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability. We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers, and by offering superior customer service and convenience.

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

Summary of Financial Performance

Operating Results

In Fiscal 2014, we reported net sales of $4.791 billion, income from continuing operations of $138.2 million and net income from continuing operations per diluted share of $0.84. This compares to net sales of $4.715 billion, income from continuing operations of $155.2 million and net income from continuing operations per diluted share of $0.95 in Fiscal 2013. Including a loss from discontinued operations of $4.8 million, or $0.03 per diluted share, net income was $133.4 million in Fiscal 2014 and net income per diluted share was $0.81. This compares to a loss from discontinued operations of $3.9 million, or $0.02 per diluted share, and net income of $151.3 million, or $0.93 per diluted share, in Fiscal 2013.

As discussed earlier under the section entitled General Economic Conditions, the operating environment for the better part of Fiscal 2014 remained challenging as customer traffic in the brick-and-mortar sales channel was inconsistent. This, in turn, had a significant impact on our operating results. Nevertheless, our operating performance for Fiscal 2014 was positively affected by a 1.6% increase in net sales and an overall increase in gross margin rate. The increase in net sales was primarily due to higher combined store and ecommerce comparable sales at our Lane Bryant, maurices and Catherines brands and new store growth at our Justice and maurices brands, offset in part by lower combined store and ecommerce comparable sales of our Justice and dressbarn brands. On a consolidated basis, comparable store sales and ecommerce sales for the Company were relatively flat. Our gross margin rate increased by 80 basis points to 55.5% for Fiscal 2014, which reflected the absence in Fiscal 2014 of approximately $20 million of one-time, non-cash inventory expenses associated with the Charming Shoppes Acquisition purchase accounting write-up of inventory to fair market value as of the acquisition date, which was recognized as expense during Fiscal 2013. Excluding the impact of the purchase accounting adjustments, our gross margin rate increased by 40 basis points, primarily due to stronger margins at Lane Bryant, maurices, dressbarn and Catherines, which more than offset lower margins at Justice.

Operating income decreased $54.5 million, or 20.5%, to $210.8 million during Fiscal 2014. Operating income as a percentage of net sales decreased 120 basis points, to 4.4% for Fiscal 2014. Excluding the impact of the purchase accounting adjustments discussed above, operating income as a percentage of net sales decreased by 160 basis points. The decrease primarily reflected an overall increase in gross margin, which was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses, depreciation expense and an impairment of intangible assets.

The provision for income taxes from continuing operations decreased by $22.1 million, to $65.3 million. The effective tax rate decreased 390 basis points to 32.1% for Fiscal 2014 from 36.0% for Fiscal 2013. The decrease in the effective tax rate was primarily

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

the result of an increase in the benefit resulting from the Company's indefinite reinvestment assertion for foreign earnings in Fiscal 2014 and lower non-tax deductible expenses, offset in part by higher tax benefits recorded in 2013 from the expiration of federal and certain state income tax statutes of limitations and the favorable resolution of tax settlements.

Income from continuing operations decreased $17.0 million, or 11.0%, to $138.2 million, primarily due to the lower level of operating income, offset in part by the absence of the loss on extinguishment of debt in Fiscal 2013, lower interest expense and a decrease in the provision for income taxes.

Net income from continuing operations per diluted share decreased by $0.11, or 11.6%, to $0.84 per share for Fiscal 2014 from $0.95 per share for Fiscal 2013. The decrease in diluted earnings per share results was primarily due to the lower level of net income from continuing operations and an increase in the weighted average diluted common shares outstanding.

Financial Condition and Liquidity

We ended Fiscal 2014 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $15.3 million, compared to $53.8 million as of the end of Fiscal 2013. The decrease in our net financial position as of July 26, 2014 as compared to July 27, 2013 was primarily due to our use of available cash and additional Revolving Credit Agreement borrowings to support our capital expenditures (as discussed below under "Capital Spending”), partially offset by our operating cash flows. Our equity increased to $1.738 billion as of July 26, 2014, compared to $1.556 billion as of July 27, 2013, primarily due to our net income and the effect on equity of stock-based compensation in Fiscal 2014.

We generated $374.7 million of cash from operations during Fiscal 2014, compared to $450.0 million during Fiscal 2013. During Fiscal 2014, we used $477.5 million for capital expenditures primarily associated with our retail store expansion and investments in our facilities and technological infrastructure and received $36.4 million from incremental net borrowings of debt.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for the three fiscal years presented herein has been affected by certain transactions, including:

•	The Charming Shoppes Acquisition that closed on June 14, 2012, as described in Note 5 to the accompanying audited consolidated financial statements;

•	Impairment of intangible assets related to the write-off of the entire carrying value of the Studio Y trade name, as described in Note 11 to the accompanying audited consolidated financial statements;

•	Certain acquisition-related, integration and restructuring costs, as more fully described in the "Capital Spending" section below;

•	Accelerated depreciation of fixed assets related to our integration initiatives;

•	Certain expenses related to the purchase accounting write-up of inventory acquired in the Charming Shoppes Acquisition;

•	Certain losses on extinguishment of debt;

•	Certain acquisition-related, transaction costs; and

•	Pretax charges related to certain one-time, executive contractual obligation costs.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

A summary of the effect of certain of these items on pretax income for each applicable fiscal year presented is noted below (references to "Notes" are to the notes to the accompanying audited consolidated financial statements):

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Acquisition-related, integration and restructuring costs	$(34.0)	$(34.6)	$(25.4)
Impairment of intangible assets (see Note 11)	(13.0)	—	—
Accelerated depreciation associated with the Company’s supply chain and technological integration efforts (see Note 9)	(8.6)	(14.2)	—
Non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value	—	(19.9)	(13.5)
Loss on extinguishment of debt (see Note 14)	—	(9.3)	—
Acquisition-related, transaction costs (see Note 5)	—	—	(14.0)
Executive contractual obligation costs	—	—	(5.4)
Total	$(55.6)	$(78.0)	$(58.3)

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should individually consider the types of events and transactions that have affected operating trends.

Reclassifications

Historically, the Company included freight costs to move merchandise from its distribution centers to its retail stores within Buying, distribution and occupancy costs. As these costs were appropriately treated as a component of inventory, such costs should have been expensed to Cost of goods sold as the inventories were sold. In the fourth quarter of Fiscal 2014, the Company restated its prior period information by reclassifying these freight costs of $47.4 million in Fiscal 2013 and $23.3 million in Fiscal 2012 from Buying, distribution and occupancy costs to Cost of goods sold. There were no changes to historical operating income or historical net income for any period as a result of this change.

In addition, given the significant increase in ecommerce revenues and related shipping costs, the Company concluded that freight costs to bring ecommerce merchandise to its final destination should be classified consistently with brick-and-mortar freight charges. This presentation aligns with how the Company now evaluates the effect of the increased ecommerce business on its results from operations. As a result, in the fourth quarter of Fiscal 2014, the Company changed its financial statement presentation of these shipping costs for all periods presented. Costs of $23.5 million in Fiscal 2013 and $7.8 million in Fiscal 2012, which previously were recorded in Buying, distribution and occupancy costs, are now included in Costs of goods sold. There were no changes to historical operating income or historical net income for any period as a result of this change.

Certain other immaterial reclassifications have been made to the prior period financial information in order to conform to the current period's presentation.

Information Regarding Non-GAAP Financial Measure - Adjusted EBITDA

We present the financial performance measure of earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA") to exclude non-operating related items such as (i) costs related to acquisitions, integrations and restructuring costs, (ii) extinguishments of debt and (iii) other income and expenses classified outside of operating income. These items are discussed more fully above in Transactions Affecting Comparability of Results of Operations and Financial Condition.

We consider Adjusted EBITDA to be an important indicator of the operational strength of the Company for the following reasons:

•
in addition to operating income, we use this measure to evaluate our consolidated performance, the performance of our operating segments and to allocate resources and capital to our operating segments;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•
it eliminates the significant level of non-cash depreciation and amortization expense that resulted from the significant capital expenditures and acquisitions we have undertaken over the last few fiscal years;

•	it enhances investor's ability to analyze trends in our business; and

•	it is a significant performance measure in our annual incentive compensation programs.

We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with those of other companies in our industry, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for performance measures in accordance with generally accepted accounting principles in the United States ("GAAP"), such as operating income, net income, net cash provided by operating activities, or other measures of performance or liquidity we have reported in our consolidated financial statements.

The following table reconciles Adjusted EBITDA to net income as reflected in our Consolidated statements of operations prepared in accordance with GAAP:

	Fiscal Year Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Adjusted EBITDA	$438.4	$495.8	$438.9
Acquisition-related, integration and restructuring costs	(34.0)	(34.6)	(25.4)
Non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value	—	(19.9)	(13.5)
Depreciation and amortization expense	(193.6)	(176.0)	(107.4)
Operating income	210.8	265.3	292.6

Interest expense	(6.5)	(13.8)	(4.3)
Interest and other (expense) income, net	(0.8)	0.4	4.7
Acquisition-related, transaction costs	—	—	(14.0)
Loss on extinguishment of debt	—	(9.3)	—
Income from continuing operations before provision for income taxes	203.5	242.6	279.0
Provision for income taxes from continuing operations	(65.3)	(87.4)	(107.2)
Income from continuing operations	138.2	155.2	171.8
Loss from discontinued operations, net of taxes	(4.8)	(3.9)	(9.6)
Net income	$133.4	$151.3	$162.2

RESULTS OF OPERATIONS

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas, including specialty retail, ecommerce and licensing. The five reportable segments described below represent our brand-based activities for which separate financial information is available and utilized on a regular basis by our executive team to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in five reportable segments as follows:

•	Justice segment – consists of the specialty retail, outlet, ecommerce and licensing operations of the Justice brand, as well as the specialty retail and ecommerce operations of the Brothers brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and ecommerce operations of the Lane Bryant and Cacique brands.

•	maurices segment – consists of the specialty retail, outlet and ecommerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and ecommerce operations of the dressbarn brand.

•	Catherines segment – consists of the specialty retail and ecommerce operations of the Catherines brand.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Fiscal 2014 Compared to Fiscal 2013

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	$ Change	% Change
	(millions, except per share data)
Net sales	$4,790.6	$4,714.9	$75.7	1.6%

Cost of goods sold	(2,130.6)	(2,137.7)	7.1	(0.3)%
Cost of goods sold as % of net sales	44.5%	45.3%
Gross margin	2,660.0	2,577.2	82.8	3.2%
Gross margin as % of net sales	55.5%	54.7%
Other costs and expenses:
Buying, distribution and occupancy costs	(832.3)	(770.5)	(61.8)	8.0%
Buying, distribution and occupancy costs as % of net sales	17.4%	16.3%
Selling, general and administrative expenses	(1,376.3)	(1,330.8)	(45.5)	3.4%
SG&A expenses as % of net sales	28.7%	28.2%
Acquisition-related, integration and restructuring costs	(34.0)	(34.6)	0.6	(1.7)%
Impairment of intangible assets	(13.0)	—	(13.0)	NM
Depreciation and amortization expense	(193.6)	(176.0)	(17.6)	10.0%
Total other costs and expenses	(2,449.2)	(2,311.9)	(137.3)	5.9%
Operating income	210.8	265.3	(54.5)	(20.5)%
Operating income as % of net sales	4.4%	5.6%
Interest expense	(6.5)	(13.8)	7.3	(52.9)%
Interest and other (expense) income, net	(0.8)	0.4	(1.2)	(300.0)%
Loss on extinguishment of debt	—	(9.3)	9.3	(100.0)%
Income from continuing operations before provision for income taxes	203.5	242.6	(39.1)	(16.1)%
Provision for income taxes from continuing operations	(65.3)	(87.4)	22.1	(25.3)%
Effective tax rate (a)	32.1%	36.0%
Income from continuing operations	138.2	155.2	(17.0)	(11.0)%
Loss from discontinued operations, net of taxes (b)	(4.8)	(3.9)	(0.9)	23.1%
Net income	$133.4	$151.3	$(17.9)	(11.8)%

Net income per common share - basic:
Continuing operations	$0.86	$0.99	$(0.13)	(13.1)%
Discontinued operations	(0.03)	(0.03)	—	—%
Total net income per basic common share	$0.83	$0.96	$(0.13)	(13.5)%

Net income per common share - diluted:
Continuing operations	$0.84	$0.95	$(0.11)	(11.6)%
Discontinued operations	(0.03)	(0.02)	(0.01)	50.0%
Total net income per diluted common share	$0.81	$0.93	$(0.12)	(12.9)%
_________

(a) Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.
(b) Loss from discontinued operations is presented net of a $3.3 million income tax benefit for both of the years ended July 26, 2014 and July 27, 2013.
(NM) Not Meaningful

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $75.7 million, or 1.6%, to $4.791 billion in Fiscal 2014 from $4.715 billion in Fiscal 2013. The increase was primarily due to higher combined store and ecommerce comparable sales at our Lane Bryant, maurices and Catherines brands and new store growth at our Justice and maurices brands, offset in part by lower combined store and ecommerce comparable sales of our Justice and dressbarn brands. The Company believes our ecommerce operations are interdependent with our brick-and-mortar store sales and, as such, we believe that reporting combined store and ecommerce comparable sales on a brand-by-brand basis, as discussed below, is a more appropriate presentation. On a consolidated basis, comparable store sales decreased by $75.5 million, or 1.9%, to $3.807 billion during Fiscal 2014 from $3.882 billion during Fiscal 2013. Also on a consolidated basis, ecommerce sales increased by $82.1 million, or 22%, to $450.2 million during Fiscal 2014 from $368.1 million during Fiscal 2013.

Net sales and comparable store sales data for our five business segments is presented below.

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	$ Change	% Change
	(millions)
Net sales:
Justice	$1,384.3	$1,407.4	$(23.1)	(1.6)%
Lane Bryant	1,080.0	1,050.1	29.9	2.8%
maurices	971.4	917.6	53.8	5.9%
dressbarn	1,022.5	1,020.7	1.8	0.2%
Catherines	332.4	319.1	13.3	4.2%
Total net sales	$4,790.6	$4,714.9	$75.7	1.6%

Comparable store sales (a)				(2)%
Ecommerce comparable sales				22%
Combined store and ecommerce comparable sales				Flat
_______

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

Justice net sales. The net decrease primarily reflects:

•	a decrease of $48.2 million, or 4%, in combined store and ecommerce comparable sales during Fiscal 2014;

•	a $29.9 million increase in non-comparable stores sales, primarily driven by an increase related to 26 net new store openings in Fiscal 2014; and

•	a $4.8 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $30.2 million, or 3%, in combined store and ecommerce comparable sales during Fiscal 2014;

•	a $5.8 million decrease in non-comparable stores sales, as the positive effects of 36 new store openings was more than offset by 53 store closings during Fiscal 2014; and

•	a $5.5 million increase in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $9.6 million, or 1%, in combined store and ecommerce comparable sales during Fiscal 2014;

•	a $44.3 million increase in non-comparable stores sales, primarily driven by an increase related to 45 net new store openings in Fiscal 2014; and

•	a $0.1 million decrease in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn net sales. Net sales were up slightly and primarily reflect:

•	a decrease of $7.1 million, or 1%, in combined store and ecommerce comparable sales during Fiscal 2014;

•	a $8.3 million increase in non-comparable stores sales, as the positive effect of 34 new store openings was only partially offset by 40 store closings in Fiscal 2014; and

•	a $0.6 million increase in other revenues.

Catherines net sales. The net increase primarily reflects:

•	an increase of $22.1 million, or 8%, in combined store and ecommerce comparable sales during Fiscal 2014;

•	a $10.2 million decrease in non-comparable stores sales, primarily driven by a decrease related to 11 store closings in Fiscal 2014; and

•	a $1.4 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 80 basis points to 55.5% in Fiscal 2014 from 54.7% in Fiscal 2013. Excluding the impact of the approximately $20 million of purchase accounting adjustments recorded in Fiscal 2013, our gross margin rate increased by 40 basis points. Our gross margin rate increased primarily due to stronger margins at Lane Bryant, maurices, dressbarn and Catherines, which more than offset lower margins at Justice.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from year to year.

Buying, Distribution and Occupancy Costs. Buying, distribution and occupancy costs consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

Buying, distribution and occupancy costs increased by $61.8 million, or 8.0%, to $832.3 million in Fiscal 2014 from $770.5 million in Fiscal 2013. Buying, distribution and occupancy costs as a percentage of net sales increased by 110 basis points to 17.4% in Fiscal 2014 from 16.3% in Fiscal 2013. The increase in Buying, distribution and occupancy costs, both in dollars and as a percentage of net sales, was primarily due to increases in buying-related costs due mainly to the further development of the merchandising and design functions, higher store-occupancy costs related to the overall new store growth and higher handling costs related to the increased ecommerce sales volume.

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

SG&A expenses increased by $45.5 million, or 3.4%, to $1.376 billion in Fiscal 2014 from $1.331 billion in Fiscal 2013. SG&A expenses as a percentage of net sales increased by 50 basis points to 28.7% in Fiscal 2014 from 28.2% in Fiscal 2013. SG&A expenses, expressed both in dollars and as a percentage of sales, increased largely due to new store growth, increased selling costs related to ecommerce growth, higher marketing costs and increased administrative expenses offset by cost-savings achieved from the on-going reduction of the duplicative overhead structure acquired in the Charming Shoppes Acquisition. This reduction is expected to continue over the next couple of years.

Impairment of Intangible Assets. Impairment of intangible assets represents the entire write-off of the Studio Y trade name as more fully described in Note 11 to the accompanying audited consolidated financial statements.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $17.6 million, or 10.0%, to $193.6 million in Fiscal 2014 from $176.0 million in Fiscal 2013. The increase was primarily due to higher capital expenditures, which mainly resulted from the new store openings during the last twelve months, our expanded distribution centers in Ohio and Indiana becoming operational and the relocation of our corporate office space for dressbarn and Ascena to Mahwah, NJ. Also contributing

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

to the increase was accelerated depreciation of existing assets whose useful lives were shortened as a result of the Company’s supply chain and technological integration efforts.

Operating Income. Operating income decreased by $54.5 million, or 20.5%, to $210.8 million in Fiscal 2014 from $265.3 million in Fiscal 2013. Operating income as a percentage of net sales decreased 120 basis points, to 4.4% in Fiscal 2014 from 5.6% in Fiscal 2013. Excluding the impact of the approximately $20 million of purchase accounting adjustments recorded in the first quarter of Fiscal 2013 as discussed above, operating income as a percentage of net sales decreased by 160 basis points. The decrease primarily reflected an overall increase in gross margin, as discussed on a brand-by-brand basis below, which was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses, depreciation expense and an impairment of intangible assets.

Operating income data for our five business segments is presented below.

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	$ Change	% Change
	(millions)
Operating income (loss):
Justice	$99.3	$182.3	$(83.0)	(45.5)%
Lane Bryant	(4.3)	(30.1)	25.8	(85.7)%
maurices	86.0	107.0	(21.0)	(19.6)%
dressbarn	39.4	30.3	9.1	30.0%
Catherines	24.4	10.4	14.0	134.6%
Unallocated acquisition-related, integration and restructuring costs	(34.0)	(34.6)	0.6	(1.7)%
Total operating income	$210.8	$265.3	$(54.5)	(20.5)%

Justice operating income decreased by $83.0 million primarily as a result of a decrease in gross margin rates and increases in Buying, distribution and occupancy costs and depreciation expense. The lower gross margin rate was mainly attributable to higher promotional markdowns, which resulted from increased promotional activity required to sell through seasonal merchandise. Buying, distribution and occupancy costs increased largely as a result of higher store occupancy costs primarily related to store growth and handling costs associated with an increase in ecommerce sales volume. The increase in depreciation expense resulted from the new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

Lane Bryant operating loss decreased by $25.8 million partly due to the absence of approximately $15.3 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value recognized in the first quarter of Fiscal 2013. Excluding the impact of the purchase accounting adjustments, the operating results reflected the flow-through of margin on the higher sales volume and higher gross margin rate offset in part by increases in Buying, distribution and occupancy costs. The higher gross margin rate benefited from lower product costs and lower markdowns which resulted from tighter inventory control. The higher Buying, distribution and occupancy costs resulted primarily from increases in buying-related costs due mainly to the further development of the merchandising and design functions, offset in part by lower store-occupancy costs which resulted from the net store closings during the last twelve months.

maurices operating income decreased by $21.0 million as an increase in sales and gross margin rates was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses, depreciation expense and an impairment of intangible assets. The gross margin rate benefited from lower product costs and selected price increases. The increase in Buying, distribution and occupancy costs was mainly a result of increases in buying-related costs due mainly to the further development of the merchandising and design functions and increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased ecommerce sales volume. The increase in SG&A expenses was primarily due to store-related payroll costs and other store expenses resulting from the new store growth and increased selling costs related to ecommerce growth. The SG&A expense comparison was also impacted by a favorable product-related vendor settlement recorded during Fiscal 2013. The increase in depreciation expense resulted mainly from new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn operating income increased by $9.1 million primarily as a result of an increase in gross margin rates, offset in part by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The higher gross margin rate was mainly attributable to lower markdowns as tighter inventory control resulted in a better sell-through of merchandise. Buying, distribution and occupancy costs increased due to the further development of the design function, increases in store occupancy costs and distribution expenses. The increase in store occupancy costs resulted primarily from higher rent associated with new stores while distribution expenses increased due to the higher ecommerce sales volume. The increase in SG&A expenses was primarily due to higher administrative payroll costs and increased administrative expenses related to ecommerce growth, offset in part by lower store-related payroll costs. The increase in depreciation expense is primarily due to accelerated depreciation as a result of the Company’s supply chain and technological integration efforts.

Catherines operating income increased by $14.0 million partly due to the absence of approximately $4.6 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value recognized in Fiscal 2013. Excluding the impact of the purchase accounting adjustments, the operating results reflected the flow-through of margin on the higher sales volume and higher gross margin rate, offset in part by increases in Buying, distribution and occupancy costs and SG&A expenses. The gross margin rate increased as a result of lower product costs and lower markdowns. The increase in Buying, distribution and occupancy costs was a result of higher buying-related costs due to the further development of the design function. The increase in SG&A expenses was due to higher marketing costs.

Unallocated acquisition-related, integration and restructuring costs. The unallocated expenses of $34.0 million in Fiscal 2014 and $34.6 million in Fiscal 2013 represent acquisition-related, integration and restructuring costs related mainly to its supply chain and technological integration efforts.

Interest Expense. Interest expense decreased by $7.3 million, or 52.9%, to $6.5 million in Fiscal 2014 from $13.8 million in Fiscal 2013. The decrease was primarily the result of a decrease in the average borrowings outstanding and a decrease in the average interest rate on borrowings outstanding during Fiscal 2014 as compared to Fiscal 2013. The decrease in average borrowings outstanding resulted from the Company’s net repayment of debt during Fiscal 2013. The decrease in the average interest rate resulted from the Company’s refinancing of its then outstanding higher-rate term loan borrowings to lower-rate Revolving Credit Agreement borrowings in the third quarter of Fiscal 2013.

Loss on Extinguishment of Debt. During Fiscal 2013, the Company prepaid (i) the outstanding term loan borrowings in full and (ii) the mortgage on its distribution center in Greencastle, Indiana, resulting in a $9.3 million pretax loss on extinguishment of debt. No such loss was recognized during Fiscal 2014.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $22.1 million, or 25.3%, to $65.3 million in Fiscal 2014 from $87.4 million in Fiscal 2013. The decrease in provision for income taxes was primarily a result of lower pretax income in Fiscal 2014 and a lower effective income tax rate. The effective tax rate decreased 390 basis points to 32.1% for Fiscal 2014 from 36.0% for Fiscal 2013. The decrease in the effective tax rate was primarily due to an increase in the benefit resulting from the Company's indefinite reinvestment assertion for foreign earnings in Fiscal 2014 and lower non-tax deductible expenses, offset in part by higher tax benefits recorded in 2013 from the expiration of federal and certain state income tax statutes of limitations and the favorable resolution of tax settlements.

Net Income. Net income includes income from continuing operations and results from discontinued operations. Net income decreased by $17.9 million, or 11.8%, to $133.4 million in Fiscal 2014 from $151.3 million in Fiscal 2013. Results from discontinued operations generated losses of $4.8 million and $3.9 million for Fiscal 2014 and Fiscal 2013, respectively. Income from continuing operations decreased $17.0 million, or 11.0%, primarily due to the lower level of operating income, offset in part by the absence of the loss on extinguishment of debt in Fiscal 2013, lower interest expense and a decrease in the provision for income taxes.

Net Income from Continuing Operations per Diluted Common Share. Net income from continuing operations per diluted common share decreased by $0.11, or 11.6%, to $0.84 per share in Fiscal 2014 from $0.95 per share in Fiscal 2013. The decrease in diluted per common share results was due to the lower level of income from continuing operations, as previously discussed. Weighted-average diluted common shares outstanding increased to 165.1 million shares during Fiscal 2014 from 163.3 million shares during Fiscal 2013, which also reduced net income from continuing operations per diluted common share.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Income per Diluted Common Share. Net income per diluted common share decreased by $0.12, or 12.9%, to $0.81 per share in Fiscal 2014 from $0.93 per share in Fiscal 2013. The decrease in diluted per share results was primarily due to a lower level of net income from continuing operations.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Fiscal 2013 Compared to Fiscal 2012

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	$ Change	% Change
	(millions, except per share data)
Net sales	$4,714.9	$3,353.3	$1,361.6	40.6%

Cost of goods sold	(2,137.7)	(1,505.8)	(631.9)	42.0%
Cost of goods sold as % of net sales	45.3%	44.9%
Gross margin	2,577.2	1,847.5	729.7	39.5%
Gross margin as % of net sales	54.7%	55.1%
Other costs and expenses:
Buying, distribution and occupancy costs	(770.5)	(523.3)	(247.2)	47.2%
Buying, distribution and occupancy costs as % of net sales	16.3%	15.6%
Selling, general and administrative expenses	(1,330.8)	(898.8)	(432.0)	48.1%
SG&A expenses as % of net sales	28.2%	26.8%
Acquisition-related, integration and restructuring costs	(34.6)	(25.4)	(9.2)	36.2%
Depreciation and amortization expense	(176.0)	(107.4)	(68.6)	63.9%
Total other costs and expenses	(2,311.9)	(1,554.9)	(757.0)	48.7%
Operating income	265.3	292.6	(27.3)	(9.3)%
Operating income as % of net sales	5.6%	8.7%
Interest expense	(13.8)	(4.3)	(9.5)	220.9%
Interest and other income, net	0.4	4.7	(4.3)	(91.5)%
Acquisition-related, transaction costs	—	(14.0)	14.0	(100.0)%
Loss on extinguishment of debt	(9.3)	—	(9.3)	NM
Income from continuing operations before provision for income taxes	242.6	279.0	(36.4)	(13.0)%
Provision for income taxes from continuing operations	(87.4)	(107.2)	19.8	(18.5)%
Effective tax rate (a)	36.0%	38.4%
Income from continuing operations	155.2	171.8	(16.6)	(9.7)%
Loss from discontinued operations, net of taxes (b)	(3.9)	(9.6)	5.7	(59.4)%
Net income	$151.3	$162.2	$(10.9)	(6.7)%

Net income per common share - basic:
Continuing operations	$0.99	$1.12	$(0.13)	(11.6)%
Discontinued operations	(0.03)	(0.06)	0.03	(50.0)%
Total net income per basic common share	$0.96	$1.06	$(0.10)	(9.4)%

Net income per common share - diluted:
Continuing operations	$0.95	$1.08	$(0.13)	(12.0)%
Discontinued operations	(0.02)	(0.06)	0.04	(66.7)%
Total net income per diluted common share	$0.93	$1.02	$(0.09)	(8.8)%
________

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
(NM) Not Meaningful

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $1.362 billion, or 40.6%, to $4.715 billion in Fiscal 2013 from $3.353 billion in Fiscal 2012. The increase in net sales consisted of 4.6% organic growth from our legacy family of brands and 36.0% from the Charming Shoppes Acquisition. The increase in net sales from our legacy family of brands was driven by both higher comparable store sales at Justice, new store growth at both our Justice and maurices brands and strong growth in ecommerce sales at all of our legacy brands. Partially offsetting those increases was a decrease in comparable store sales at our dressbarn brand. After giving effect to the Charming Shoppes Acquisition as of the beginning of 2012, comparable store sales were flat during Fiscal 2013. Ecommerce sales increased by $90.9 million, or 33% to $368.1 million during Fiscal 2013 from $277.2 million during Fiscal 2012. On a combined basis, these two categories increased 2% during Fiscal 2013. Our comparable store sales trends during Fiscal 2013 reflected lower and inconsistent customer traffic and spending patterns, which generally began in November 2012.

Net sales and comparable store sales data for our five business segments is presented below.

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	$ Change	% Change
	(millions)
Net sales:
Justice	$1,407.4	$1,306.7	$100.7	7.7%
Lane Bryant	1,050.1	119.7	930.4	NM
maurices	917.6	852.9	64.7	7.6%
dressbarn	1,020.7	1,037.6	(16.9)	(1.6)%
Catherines	319.1	36.4	282.7	NM
Total net sales	$4,714.9	$3,353.3	$1,361.6	40.6%

Comparable store sales (a)				flat
Ecommerce comparable sales				33%
Combined store and ecommerce comparable sales				2%
________

(a)
Comparable store sales generally refers to the growth of sales in only stores open in both the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the comparable store sales calculation normally changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from comparable store sales beginning with the fiscal month the store actually closes. However, for acquired stores, such as in the case of Lane Bryant and Catherines, comparable store sales metrics for the initial first year of acquisition reflect sales from the acquisition date through the end of the fiscal period for all stores that were open in both that period and the comparable period in the prior year.

(NM) Not Meaningful

Justice net sales. The net increase primarily reflects:

•	an increase of $35.7 million, or 3%, in combined store and ecommerce comparable sales during Fiscal 2013;

•	a $47.4 million increase in non-comparable store sales, primarily driven by an increase related to 29 net new store openings in Fiscal 2013;

•	a $22.7 million increase in wholesale, licensing operations and other revenues; and

•	a $5.1 million decrease in revenues from gift card breakage.

Lane Bryant net sales. The net increase reflects:

•	the operation of 788 stores in the current year for the entire year, as the acquisition was consummated during the fourth quarter of Fiscal 2012; and

•	a 2% increase in combined store and ecommerce comparable sales.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

maurices net sales. The net increase primarily reflects:

•	an increase of $19.1 million, or 2%, in combined store and ecommerce comparable sales during Fiscal 2013;

•	a $44.6 million increase in non-comparable store sales, primarily driven by an increase related to 45 net new store openings in Fiscal 2013; and

•	a $1.0 million increase in wholesale, licensing operations and other revenues.

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $20.4 million, or 2%, in combined store and ecommerce comparable sales during Fiscal 2013;

•
a $2.0 million increase in non-comparable store sales, primarily driven by 35 store openings in Fiscal 2013. The positive effect of the new store openings was partially offset by 36 stores closing during Fiscal 2013; and

•	a $1.5 million increase in wholesale, licensing operations and other revenues.

Catherines net sales. The net increase reflects:

•	the operation of 397 stores in the current year for the entire year, as the acquisition was consummated during the fourth quarter of Fiscal 2012; and

•	a 9% increase in combined store and ecommerce comparable sales.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 40 basis points to 54.7% in Fiscal 2013 from 55.1% in Fiscal 2012. The gross margin rate decreased primarily due to slightly lower margin rates at our legacy family of brands. The overall gross margin rate was negatively affected by the incurrence of approximately $20 million and $14 million in Fiscal 2013 and 2012, respectively, of one-time, non-cash inventory expenses associated with the purchase accounting write-up of Charming Shoppes’s inventory to fair market value as of the acquisition date.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from year to year.

Buying, Distribution and Occupancy Costs. Buying, distribution and occupancy costs consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

Buying, distribution and occupancy costs increased by $247.2 million, or 47.2%, to $770.5 million in Fiscal 2013 from $523.3 million in Fiscal 2012. Buying, distribution and occupancy costs as a percentage of net sales increased by 70 basis points to 16.3% in Fiscal 2013 from 15.6% in Fiscal 2012. The increase in Buying, distribution and occupancy costs, both in dollars and as a percentage of net sales, was primarily due to a change in store location mix, as Lane Bryant’s higher mall-based mix of stores has higher store occupancy costs as a percentage of sales. From our legacy family of brands, increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased sales volume, also contributed to the increase.

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

SG&A expenses increased by $432.0 million, or 48.1%, to $1.331 billion in Fiscal 2013 from $898.8 million in Fiscal 2012. SG&A expenses as a percentage of net sales increased by 140 basis points to 28.2% in Fiscal 2013 from 26.8% in Fiscal 2012. SG&A expenses, expressed both in dollars and as a percentage of sales, increased largely due to the current, duplicative corporate overhead structure resulting from the Charming Shoppes Acquisition. From our legacy family of brands, SG&A expenses remained flat as a percentage of sales.

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

Operating income data for our five business segments is presented below.

	Fiscal Years Ended
	July 27, 2013	July 28, 2012	$ Change	% Change
	(millions)
Operating income (loss):
Justice	$182.3	$172.5	$9.8	5.7%
Lane Bryant	(30.1)	(10.1)	(20.0)	198.0%
maurices	107.0	102.7	4.3	4.2%
dressbarn	30.3	56.9	(26.6)	(46.7)%
Catherines	10.4	(4.0)	14.4	(360.0)%
Unallocated acquisition-related, integration and restructuring costs	(34.6)	(25.4)	(9.2)	36.2%
Total operating income	$265.3	$292.6	$(27.3)	(9.3)%

Justice operating income increased by $9.8 million primarily as a result of the higher sales volume, offset in part by a slight decrease in gross margin rates and increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The margin rate decrease was due to increased promotional activity. The increase in Buying, distribution and occupancy costs was mainly a result of increases in store occupancy costs, which resulted largely from new store growth and the increased sales volume. The increase in SG&A expenses reflected increases in store-related payroll associated with the new store growth, higher third-party handling expenses related to ecommerce growth and higher marketing costs, offset in part by the absence of $5.4 million of executive contractual obligation costs which were incurred during Fiscal 2012. The increase in depreciation expense resulted from the new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

Lane Bryant operating loss of $30.1 million primarily reflects the impact of the approximate $15.3 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value and also includes the impact of a duplicative corporate overhead structure. The operating results reflect the operation of 788 stores in Fiscal 2013 for the entire year, as the acquisition was consummated during the fourth quarter of Fiscal 2012.

maurices operating income increased by $4.3 million primarily as the flow-through of margin on the higher sales volume was offset in part by increases SG&A expenses. The increase in SG&A expenses during Fiscal 2013 was primarily due to store payroll-related costs and other store expenses, relating to the overall net sales increases and new store growth, and increased third-party administrative expenses related to ecommerce growth. Partially offsetting those increases in SG&A expenses was a favorable product-related vendor settlement.

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

Catherines operating income of $10.4 million includes the impact of the approximate $4.6 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value and also includes the impact of a duplicative corporate overhead structure. The operating results reflect the operation of 397 stores in Fiscal 2013 for the entire year, as the acquisition was consummated during the fourth quarter of Fiscal 2012.

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

Loss on Extinguishment of Debt. During Fiscal 2013, the Company prepaid (i) then outstanding term loan borrowings in full and (ii) the mortgage on its distribution center in Greencastle, Indiana, resulting in a $9.3 million pretax loss on extinguishment of debt. No such loss was recognized during Fiscal 2012.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $19.8 million, or 18.5%, to $87.4 million in Fiscal 2013 from $107.2 million in Fiscal 2012. The decrease in provision for income taxes was primarily a result of lower pretax income in Fiscal 2013 and a lower effective income tax rate. The effective tax rate decreased 240 basis points, to 36.0% for Fiscal 2013 from 38.4% for Fiscal 2012. The decrease in the effective tax rate was primarily the result of higher tax benefits relating to discrete items recognized in Fiscal 2013, and lower permanent non-deductible items related to the Charming Shoppes Acquisition.

Net Income. Net income includes income from continuing operations and discontinued operations. Net income decreased by $10.9 million, or 6.7%, to $151.3 million in Fiscal 2013 from $162.2 million in Fiscal 2012. The decrease was primarily due to an overall decline in operating income, an increase in interest expense to service the debt incurred to fund the Charming Shoppes Acquisition and a loss on extinguishment of debt. These net decreases were offset in part by lower losses from discontinued operations, which generated a loss of $3.9 million in Fiscal 2013 compared to a loss of $9.6 million in Fiscal 2012, a decrease in the provision for income taxes of $19.8 million and the absence of $14.0 million of acquisition-related, transaction costs incurred during Fiscal 2012.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	$ Change
	(millions)
Cash and cash equivalents	156.9	186.4	$(29.5)
Short-term investments	30.4	3.0	27.4
Total debt	(172.0)	(135.6)	(36.4)
Net cash and investments (a)	$15.3	$53.8	$(38.5)
Equity	$1,737.7	$1,556.4	$181.3
 ________

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term investments, less total debt.

The decrease in our net cash and investments position as of July 26, 2014 as compared to July 27, 2013 was primarily due to our use of available cash and additional Revolving Credit Agreement borrowings to support our capital expenditures (as discussed below under "Capital Spending”), partially offset by our operating cash flows. The increase in equity was primarily due to the Company’s net income and the effect on equity of stock-based compensation in Fiscal 2014.

Cash Flows

Fiscal 2014 Compared to Fiscal 2013

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013
	(millions)
Net cash provided by operating activities	$374.7	$450.0
Net cash used in investing activities	(462.7)	(272.2)
Net cash provided by (used in) financing activities	58.5	(155.7)
Net (decrease) increase in cash and cash equivalents	$(29.5)	$22.1

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $374.7 million for Fiscal 2014, compared with $450.0 million during Fiscal 2013. The decrease was primarily driven by an increase in cash paid for income taxes and the payout of liabilities related to discontinued operations. Cash paid for income taxes increased in Fiscal 2014 as a result of higher required payments in Fiscal 2014 as compared to Fiscal 2013 due to over-payments from Fiscal 2012 being applied to Fiscal 2013, as well as the Company's higher utilization in Fiscal 2013 of net operating losses obtained in the Charming Acquisition. Cash paid for liabilities related to discontinued operations represents the payment of transaction costs and the settlement of certain liabilities primarily related to the Figi's business which was sold during Fiscal 2014.

Net Cash Used in Investing Activities. Net cash used in investing activities for Fiscal 2014 was $462.7 million, compared with $272.2 million for Fiscal 2013. Net cash used in investing activities in Fiscal 2014 consisted primarily of cash used for capital expenditures of $477.5 million and purchases of investments of $27.5 million, offset in part by $42.2 million of proceeds from the sale of assets. Net cash used in investing activities in Fiscal 2013 was $272.2 million, consisting almost entirely of cash used for capital expenditures of $290.9 million, partially offset by proceeds from the sale of a distribution center of approximately $16 million.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $58.5 million during Fiscal 2014, consisting primarily of $36.4 million in net borrowings of debt (net of repayments) and proceeds relating to our stock-based

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

compensation plans. Net cash used in financing activities for Fiscal 2013 was $155.7 million, consisting primarily of $194.7 million in net repayments of debt (net of borrowings), offset in part by proceeds relating to our stock-based compensation plans.

Fiscal 2013 Compared to Fiscal 2012

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	July 27, 2013	July 28, 2012
	(millions)
Net cash provided by operating activities	$450.0	$361.5
Net cash used in investing activities	(272.2)	(602.3)
Net cash (used in) provided by financing activities	(155.7)	161.6
Net increase (decrease) in cash and cash equivalents	$22.1	$(79.2)

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $450.0 million for Fiscal 2013, compared with $361.5 million during Fiscal 2012. The increase was primarily driven by higher net income before non-cash depreciation and amortization expense, lower working capital requirements and other balance sheet changes. The lower working capital requirements primarily relate to lower cash paid for income taxes during Fiscal 2013 as a result of the Company's utilization of net operating losses obtained in the Charming Acquisition.

Net Cash Used in Investing Activities. Net cash used in investing activities for Fiscal 2013 was $272.2 million, compared with $602.3 million for Fiscal 2012. Net cash used in investing activities in Fiscal 2013 consisted almost entirely of cash used for capital expenditures of $290.9 million, partially offset by proceeds from the sale of a distribution center of approximately $16 million. Net cash used in investing activities for Fiscal 2012 was $602.3 million, consisting primarily of $683.9 million to fund the Charming Shoppes Acquisition, net of cash acquired, and $150.4 million of capital expenditures, which were offset in part by $193.8 million of net cash generated from the sale of investments and $38.2 million of net proceeds received for the sale of the Suffern, New York facility.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $155.7 million during Fiscal 2013, consisting primarily of $194.7 million in net repayments of debt (net of borrowings), offset in part by proceeds relating to our stock-based compensation plans. Net cash provided by financing activities for Fiscal 2012 was $161.6 million, consisting primarily of $322.0 million in proceeds from borrowings to fund the Charming Shoppes Acquisition and the proceeds relating to our stock-based compensation plans, offset in part by the repayment of $144.2 million of debt and $37.1 million for the repurchase of common stock.

Capital Spending

In Fiscal 2014, we had $477.5 million in capital expenditures, compared to $290.9 million of capital expenditures in Fiscal 2013. We routinely make capital investments, primarily in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores, investments in our technological and supply chain infrastructure and investments in corporate office space to support our growing operations. The most significant non-routine initiatives are as described below.

The Company continued the consolidation of its distribution network during Fiscal 2014. This consolidation included (i) expanding our distribution center located in Etna Township, Ohio to centralize all of the Company's brick-and-mortar store distribution into one location and (ii) renovating our distribution center in Greencastle, Indiana to centralize all of the Company's ecommerce distribution into one location. During the third quarter of Fiscal 2014, these two distribution centers became operational in their new capacities.  The phased transition of all brands into the two distribution centers is expected to be completed during Fiscal 2015.

During Fiscal 2014, the Company continued its migration to common information technology platforms for its Company-wide, point-of-sales systems, merchandise systems, warehouse management systems and financial systems. This transition is expected

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

to continue over approximately the next two years. In addition, during Fiscal 2014, the Company began initiatives that will enhance our customer’s shopping experience across all of the Company's various shopping channels. These initiatives will allow the brands to (i) improve website and mobile functionality, (ii) improve product availability online, (iii) offer flexible customer loyalty programs and (iv) offer an enhanced customer service experience inside and outside our stores. Our brands will begin utilizing this functionality in a phased transition which is expected to begin in late Fiscal 2015.

During the third quarter of Fiscal 2014, the Company completed the renovation and expansion of its Mahwah, NJ building, which was purchased in Fiscal 2012. This building now serves as the corporate office for the dressbarn brand. In addition, a newly constructed building adjacent to the dressbarn building now serves as the corporate office for Ascena.

Lastly, in December 2013, the Company announced its plans for a new building located in Duluth, MN to house its maurices headquarters and shared service operations. The project is scheduled for completion in the spring of calendar 2016. A portion of the building cost will be offset by state and municipal bond funding.

The Company expects the remaining incremental capital requirements for the projects discussed above to be approximately $175 million, principally to be incurred in Fiscal 2015. Such requirements are expected to be funded primarily with operating cash flows and, to the extent necessary, borrowings under the Company’s Revolving Credit Agreement.

In connection with the Company’s relocation of its dressbarn and corporate offices to New Jersey, as well as the expansion of its distribution centers in Ohio and Indiana, that are more fully discussed in Note 9 to our accompanying audited consolidated financial statements, the Company was approved for various state and local tax incentives.  In order to receive these incentives, the Company will generally need to meet certain minimum employment or expenditure commitments, as well as comply with periodic reporting requirements. These incentives, estimated to total approximately $60 million, are expected to be recognized over a 10-15 year period commencing in Fiscal 2015.

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

As of July 26, 2014, approximately 78% of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% to 20% of the cash repatriated. A U.S. tax liability has been previously provided for in the provision for income taxes for the portion that is not permanently reinvested as discussed in Note 15, and is currently classified within Deferred income taxes on the accompanying audited consolidated balance sheets. We currently do not have any plans to repatriate these funds from our overseas subsidiaries to the U.S.

As discussed in the “Debt” section below, as of July 26, 2014 after taking into account revolving debt and outstanding letters of credit, we had $274.6 million of varying availability under our Revolving Credit Agreement. The Company believes the Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of July 26, 2014, there were six financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Debt

As of July 26, 2014, the Company had $172.0 million of debt outstanding, solely under its Revolving Credit Agreement as discussed below.
Revolving Credit Agreement

In March 2013, the Company and certain of its domestic subsidiaries entered into an amended and restated revolving credit agreement (the “Revolving Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A. as administrative agent.

The Company's Revolving Credit Agreement provides for a senior secured revolving credit facility up to $500 million, with an optional additional increase of up to $100 million. The Revolving Credit Agreement expires in June 2018. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. However, availability under the Revolving Credit Agreement fluctuates from month-to-month based on the Company’s underlying collateral position at the end of the period. Our collateral position is determined, at any given period, by the aggregate of the Company’s (i) inventory position (less reserves), (ii) market value of eligible real properties up to certain limits and (iii) eligible credit card receivables.

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

As of July 26, 2014, after taking into account the $172.0 million of revolving debt outstanding and the $18.0 million in outstanding letters of credit, the Company had $274.6 million of its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Company is subject to certain restrictions and financial covenants with respect to minimum availability limits under the Revolving Credit Agreement.  Such limits are variable based on the outstanding borrowing commitment.  Should Availability (as defined in the Revolving Credit Agreement) fall below the minimum level for three consecutive days, the Company would be in a Reduced Availability Period and would be subject to a fixed charge coverage ratio test.  As of July 26, 2014, the Reduced Availability Period would be triggered if our availability were to drop below approximately $50.0 million for three consecutive days.   As of July 26, 2014, the Company had $274.6 million in availability under the Revolving Credit Agreement and accordingly, the fixed charge coverage ratio test does not apply.

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

The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of July 26, 2014.

Term Loan

In connection with the funding of the Charming Shoppes Acquisition during the fourth quarter of Fiscal 2012, the Company incurred $300 million of borrowings under a six-year, variable rate term loan ("Term Loan") with an original maturity of June 14, 2018.

The Term Loan was fully repaid during Fiscal 2013, which resulted in an aggregate $8.5 million pretax loss on extinguishment of debt for Fiscal 2013. The loss resulted from a proportional reduction, and subsequent write-off, of the balances of the original issue discount and deferred financing costs, and has been disclosed as a component of the Loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

Charming Shoppes Convertible Notes

In connection with the Charming Shoppes Acquisition, the Company assumed $140.5 million aggregate principal amount of Charming Shoppes’s 1.125% Senior Convertible Notes due May 2014 (the “Charming Convertible Notes”). In Fiscal 2012, substantially all of the Charming Convertible Notes were redeemed for $139.6 million, consisting of $139.2 million of principal and $0.4 million of interest thereon. In Fiscal 2013 and Fiscal 2014, the entire remaining Charming Convertible Notes were redeemed in full. No gain or loss was recognized in connection with the Charming Convertible Notes redemptions which were funded through available cash on hand.

Greencastle Mortgage

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Cumulative repurchases under the 2010 Stock Repurchase Plan total $110.1 million and include 2.7 million shares of common stock that were repurchased in Fiscal 2012 at an aggregate cost of $37.1 million. No shares of common stock were repurchased in Fiscal 2014 or Fiscal 2013. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at July 26, 2014.

CONTRACTUAL AND OTHER OBLIGATIONS

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations as of July 26, 2014, and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its Revolving Credit Agreement or other potential sources of financing.

	Payments Due by Period
Contractual Obligations	Fiscal 2015	Fiscal 2016- 2017	Fiscal 2018- 2019	Fiscal 2020 and Thereafter	Total
	(millions)
Long-term debt	$—	$—	$172.0	$—	$172.0
Interest payments on long-term debt	5.1	10.2	4.5	—	19.8
Operating leases	399.1	648.2	403.6	470.3	1,921.2
Inventory purchase commitments	783.2	—	—	—	783.2
Other commitments	12.1	0.6	—	—	12.7
Total	$1,199.5	$659.0	$580.1	$470.3	$2,908.9

The following is a description of the Company's material, firmly committed contractual obligations as of July 26, 2014:

•	Long-term debt, represents mandatory repayments of outstanding borrowings under the Revolving Credit Agreement;

•
Interest payments on long-term debt, represent interest payments related to the Revolving Credit Agreement, which was calculated based on the outstanding balance and the interest rates in effect as of July 26, 2014, as if the borrowings remain outstanding until mandatory repayment is required at expiration in June 2018;

•
Operating lease obligations represent the minimum lease rental payments for the Company's real estate and operating equipment in various locations around the world and does not include incremental rentals based on a percentage of sales. Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved. All future minimum rentals under these cancelable leases have been included in the above table. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties; and

•
Inventory purchase commitments represent the Company's agreements to purchase fixed or minimum quantities of goods at determinable prices. While a portion of these commitments may be canceled at the Company's option up to 30 days prior to the vendor’s scheduled shipment date, such commitments are generally not canceled and are included in the table above.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $40.9 million as of July 26, 2014. This liability for unrecognized tax benefits has been excluded from the above table because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) non-debt related amounts included in current liabilities in the consolidated balance sheet as of July 26, 2014, as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes and other miscellaneous items).

The Company also has certain contractual arrangements that would require it to make payments if certain circumstances occur. See Notes 17 and 19 to the accompanying audited consolidated financial statements for a description of the Company's contingent commitments not included in the above table, including obligations under employment agreements.

Off-Balance Sheet Arrangements

The Company's off-balance sheet firm commitments, which include outstanding letters of credit and private label letters of credit, amounted to approximately $18.0 million as of July 26, 2014. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on its results of operations, financial condition and cash flows.

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our expanding Canadian and other international operations, changes in interest rates, and changes in both the value and liquidity of our cash, cash equivalents and investment portfolio. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of the end of Fiscal 2014, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores and ecommerce operations normally are transacted in U.S. dollars. In addition, our 100% owned international retail operations represent approximately 1% of our consolidated revenues for Fiscal 2014. In the future, as our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

Our Company currently has $172.0 million in variable-rate debt outstanding under our Revolving Credit Agreement. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, the Company’s interest expense would increase or decrease by approximately $0.2 million, and net income would decrease or increase, respectively, by approximately $0.1 million. See Note 14 to our audited consolidated financial statements for a summary of the terms and conditions of our Revolving Credit Agreement.

Investment Risk Management

As of July 26, 2014, our Company had cash and cash equivalents on-hand of $156.9 million, a portion of which was invested in commercial paper and money market funds. The Company's short-term investments of $30.4 million substantially included restricted cash, certificates of deposit and US government securities.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at the end of Fiscal 2014. This represents a concentration of credit risk. While there have been no losses recorded on deposits of cash and cash equivalents to date, we cannot be assured we will not experience losses on our deposits in the future.

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

The Company continuously reviews its inventory levels to identify slow-moving merchandise and markdowns necessary to clear slow-moving merchandise, which reduces the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative and qualitative factors, including current pricing levels and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions. Estimates of markdown requirements may differ from actual results due to changes in quantity, quality and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions. The Company’s historical estimates of these costs and its markdown provisions have not differed materially from actual results.

Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

Impairment of Goodwill and Other Intangible Assets

Goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. The Company performs its annual impairment assessment of goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets (as discussed below), are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.

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

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. The fair value of indefinite-lived intangible assets is primarily determined using the relief from royalty approach. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. In addition, in evaluating finite-lived intangible assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.

During the fourth quarter of Fiscal 2014, in connection with our annual budget process for Fiscal 2015, management at maurices reached a decision to stop selling product under its Studio Y label based on an evaluation of its other product labels which are expected to generate higher returns. As a result, the Company recorded a non-cash impairment charge of $13.0 million in its maurices segment in Fiscal 2014 to write-off the entire carrying value of the Studio Y trade name as the net cash flows from the sell-off of remaining product reflected no fair value. These impairment losses have been disclosed separately on the face of the accompanying consolidated statements of operations.

The fair value of our Justice, maurices and Catherines reporting units substantially exceeded their respective carrying values as of annual assessment in the fourth quarter of Fiscal 2014. For the Lane Bryant business acquired in the fourth quarter of Fiscal 2012, although their financial performance was generally in-line with the Company’s expectations, their anticipated sales growth rate slowed in the latter half of Fiscal 2014 as a result of some of the macroeconomic pressures experienced in much of the specialty retail industry as discussed elsewhere herein. A sustained long-term period of negative consumer spending trends could adversely impact the long-term revenue assumptions used in our impairment analysis. Such trends may also have a negative impact on some of the other key assumptions used in the valuation which include anticipated gross margin and operating income margin as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. Such changes, if material, may require us to incur impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods to the extent the carrying value of the reporting unit exceeds its estimated fair value.
Other than as previously discussed, there have been no goodwill or other indefinite-lived intangible assets impairment losses recorded for any of the periods presented. Additionally, there have been no cumulative goodwill losses to date.

Impairment of Long-Lived Assets

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets, including finite-lived intangible assets, for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of, and for which there is a committed plan of disposal, are reported at the lower of carrying value or fair value less costs to sell.

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

During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company recorded non-cash impairment charges of $4.2 million, $4.6 million and $2.2 million, respectively, to reduce the net carrying value of certain long-lived tangible assets to their estimated fair value. There have been no impairment losses recorded on the Company’s finite-lived intangible assets for any of the periods presented. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with these risks are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 26, 2014 and July 27, 2013, these reserves were $52.9 million and $52.3 million, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. The Company’s stop-loss insurance coverage for individual claims is $350,000. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

Stock-Based Compensation

The Company has the following stock-based compensation arrangements:

Stock Options

Stock options are granted to certain of its employees and non-employee directors with exercise prices equal to or exceeding fair market value at the date of grant. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The key factors influencing the estimation process include the expected term of the option, the expected stock price volatility factor, the expected forfeiture rate, the expected dividend yield and risk-free interest rate, among others. Generally, once stock option values are determined, current accounting practices do not permit them to be changed, even if the estimates used are different from the actuals.

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

Restricted Stock and Restricted Stock Units ("RSUs")

The Company grants restricted shares of common stock and service-based RSUs to certain of its employees and non-employee directors. In addition, the Company grants performance-based RSUs to senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted common stock on the date of the grant. Compensation expense for performance-based RSUs is recognized over the related service period when attainment of the performance goals is deemed probable, which involves judgment on the part of management.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Income Taxes

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets and liabilities, current taxes payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year, and include the results of any difference between U.S. Generally Accepted Accounting Principles and tax reporting. Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment.
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

Contingencies

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control, litigation regarding the merchandise that we sell, including product and safety concerns, litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. In addition, if it is reasonably possible that an unfavorable settlement of a contingency could materially exceed the established liability, we disclose the estimated impact on our results of operations, financial condition and cash flows. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties and governmental actions. As a result, the accounting for loss contingencies relies heavily on estimates and assumptions.

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

(c) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 26, 2014 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year. We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.ascenaretail.com, then “For Investors,” then under the Investors Relations pull-down menu, click on “Code of Ethics.” We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Secretary at our principal executive offices, 933 MacArthur Boulevard, Mahwah, NJ 07430.

Item 11.     Executive Compensation.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 26, 2014 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	12,714,445	$14.04	10,935,141
Equity compensation plans not approved by security holders	—	—	—
Total	12,714,445	$14.04	10,935,141
_______

(a) All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s Amended and Restated 2010 Stock Incentive Plan.

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

Exhibit Number	Description	Incorporated By Reference From
2.1	Agreement and Plan of Merger, dated as of May 1, 2012, among the Company, Colombia Acquisition Corp. and Charming Shoppes, Inc.	(1)

3.1	Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(2)

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc.	(3)

3.3	By-Laws of Ascena Retail Group, Inc.	(2)

10.1	2010 Stock Incentive Plan	(2) *

10.2	Amendment No. 1, dated December 17, 2010, to 2010 Stock Incentive Plan	(14) *

10.3	Amendment No. 2, dated September 22, 2011, to 2010 Stock Incentive Plan	(14) *

10.4	Amended and Restated Executive 162(m) Bonus Plan (Effective as of December 12, 2013)	(5) *

10.5	Employment Agreement with Elliot S. Jaffe dated May 2, 2002	(6) *

10.6	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe	(7) *

10.7	Employment Agreement dated March 5, 2014 with David Jaffe	(15) *

10.8	Employment Agreement dated April 23, 2010 with Michael W. Rayden	(8) *

10.9	Employment Letter dated October 3, 2011 with John J. Sullivan	(9) *

10.10	Employment Letter dated December 24, 2012 with Dirk Montgomery	(10) *

10.11	Supplemental Retirement Benefit Agreement with Mrs. Roslyn Jaffe dated August 29, 2006	(11) *

10.12	Executive Severance Plan dated as of March 3, 2010	(12) *

10.13	Amendment No. 1 to Executive Severance Plan	(14) *

10.14	Form of Indemnification Agreement, adopted January 1, 2011, for Members of the Board of Directors and certain executive officers	(14) *

10.15	Amended and Restated Credit Agreement dated as of March 13, 2013, among the Company, the Borrowing Subsidiaries, the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	(13)

10.16
Amendment No.1 to the Amended and Restated Credit Agreement dated as of March 13, 2013, among the Company, the Borrowing Subsidiaries, the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, filed herewith

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers	(4)

21	Subsidiaries of the Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†Pursuant to Rule 402 of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

References as follows:

(1)	The Company’s Current Report on Form 8-K filed on May 2, 2012 (Exhibit 2.1).

(2)	Annexes II, III and IV to November 18, 2010 Proxy Statement.

(3)	The Company’s Current Report on Form 8-K filed January 3, 2011 (Exhibit 3.1).

(4)	Annual Report on Form 10-K for the fiscal year ended July 26, 2003 (Exhibit 14).

(5)	November 9, 2009 Proxy Statement (Annex A).

(6)	Annual Report on Form 10-K for the fiscal year ended July 27, 2002 (Exhibit 10(u)(u)).

(7)	Current Report on Form 8-K filed July 13, 2006 (Exhibit 99.1).

(8)	Current Report on Form 8-K filed April 29, 2010 (Exhibit 10.1).

(9)	Current Report on Form 8-K filed November 10, 2011 (Exhibit 10.1).

(10)	Current Report on Form 8-K filed January 8, 2013 (Exhibit 10.1).

(11)	Current Report on Form 8-K filed August 30, 2006 (Exhibit 99.1).

(12)	Current Report on Form 8-K filed April 22, 2010 (Exhibit 10.1).

(13)	Current Report on Form 8-K filed March 14, 2013 (Exhibits 10.1 and 10.2).

(14)	The Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011 (Exhibits 10.9, 10.10, 10.12, 10.23 and 10.24).

(15)	Current Report on Form 8-K filed March 6, 2014 (Exhibit 10.1).

*Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b) of this report.

ITEM 15. (c) FINANCIAL STATEMENT SCHEDULES

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ascena Retail Group, Inc.

Date: September 22, 2014	by	/s/ DAVID JAFFE
David Jaffe
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe	Chairman of the Board and Founder	September 22, 2014

/s/ DAVID JAFFE
David Jaffe	Director, President and Chief Executive Officer (Principal Executive Officer)	September 22, 2014

/s/ MICHAEL W. RAYDEN
Michael W. Rayden	Director	September 22, 2014

/s/ KATE BUGGELN
Kate Buggeln	Director	September 22, 2014

/s/ KLAUS EPPLER
Klaus Eppler	Director	September 22, 2014

/s/ RANDY L. PEARCE
Randy L. Pearce	Director	September 22, 2014

/s/ JOHN USDAN
John Usdan	Director	September 22, 2014

/s/ KEVIN TROLARO
Kevin Trolaro	Interim Chief Financial Officer (Principal Financial Officer)	September 22, 2014

/s/ ERNEST LAPORTE
Ernest LaPorte	Chief Accounting Officer (Principal Accounting Officer)	September 22, 2014

ASCENA RETAIL GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All schedules are omitted because either they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	July 26, 2014	July 27, 2013
	(millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$156.9	$186.4
Short-term investments	30.4	3.0
Inventories	553.2	540.9
Assets related to discontinued operations	—	38.8
Deferred tax assets	46.7	53.0
Prepaid expenses and other current assets	136.4	120.7
Total current assets	923.6	942.8
Property and equipment, net	1,110.6	824.8
Goodwill	581.4	581.4
Other intangible assets, net	435.4	451.1
Other assets	72.8	71.6
Total assets	$3,123.8	$2,871.7

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$253.2	$259.2
Accrued expenses and other current liabilities	308.9	285.3
Deferred income	63.5	61.2
Liabilities related to discontinued operations	—	21.5
Income taxes payable	6.3	8.7
Current portion of long-term debt	—	0.6
Total current liabilities	631.9	636.5
Long-term debt	172.0	135.0
Lease-related liabilities	248.5	242.9
Deferred income taxes	147.7	131.7
Other non-current liabilities	186.0	169.2
Commitments and contingencies (Note 17)
Total liabilities	1,386.1	1,315.3

Equity:
Common stock, par value $0.01 per share; 161.8 and 159.5 million shares issued and outstanding	1.6	1.6
Additional paid-in capital	642.2	592.8
Retained earnings	1,096.1	963.2
Accumulated other comprehensive loss	(2.2)	(1.2)
Total equity	1,737.7	1,556.4
Total liabilities and equity	$3,123.8	$2,871.7

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions, except per share data)
Net sales	$4,790.6	$4,714.9	$3,353.3
Cost of goods sold	(2,130.6)	(2,137.7)	(1,505.8)
Gross margin	2,660.0	2,577.2	1,847.5

Other costs and expenses:
Buying, distribution and occupancy costs	(832.3)	(770.5)	(523.3)
Selling, general and administrative expenses	(1,376.3)	(1,330.8)	(898.8)
Acquisition-related, integration and restructuring costs	(34.0)	(34.6)	(25.4)
Impairment of intangible assets	(13.0)	—	—
Depreciation and amortization expense	(193.6)	(176.0)	(107.4)
Total other costs and expenses	(2,449.2)	(2,311.9)	(1,554.9)
Operating income	210.8	265.3	292.6

Interest expense	(6.5)	(13.8)	(4.3)
Interest and other (expense) income, net	(0.8)	0.4	4.7
Acquisition-related, transaction costs	—	—	(14.0)
Loss on extinguishment of debt	—	(9.3)	—
Income from continuing operations before provision for income taxes	203.5	242.6	279.0
Provision for income taxes from continuing operations	(65.3)	(87.4)	(107.2)
Income from continuing operations	138.2	155.2	171.8
Loss from discontinued operations, net of taxes (a)	(4.8)	(3.9)	(9.6)
Net income	$133.4	$151.3	$162.2

Net income per common share - basic:
Continuing operations	$0.86	$0.99	$1.12
Discontinued operations	(0.03)	(0.03)	(0.06)
Total net income per basic common share	$0.83	$0.96	$1.06

Net income per common share – diluted:
Continuing operations	$0.84	$0.95	$1.08
Discontinued operations	(0.03)	(0.02)	(0.06)
Total net income per diluted common share	$0.81	$0.93	$1.02

Weighted average common shares outstanding:
Basic	160.6	157.3	153.5
Diluted	165.1	163.3	159.4
_______

(a) Loss from discontinued operations is presented net of a $3.3 million, $3.3 million and $5.1 million income tax benefit for the years ended July 26, 2014, July 27, 2013 and July 28, 2012, respectively.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Net income	$133.4	$151.3	$162.2
Other comprehensive (loss) income, net of tax (a):
Unrealized gains on securities available for sale:
Net change in unrealized gains on available-for-sale investments	—	1.2	2.6
Reclassification adjustment for gains included in net income	—	—	(1.3)
Total	—	1.2	1.3
Foreign currency translation adjustment	(1.0)	(1.1)	(0.2)
Total other comprehensive (loss) income	(1.0)	0.1	1.1
Total comprehensive income	$132.4	$151.4	$163.3
_______

(a)
No tax benefits have been provided in any period primarily due to the Company's indefinite reinvestment assertion for foreign earnings and the uncertainty of realization of cumulative capital loss tax benefits.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Cash flows from operating activities:
Net income	$133.4	$151.3	$162.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	193.6	176.0	107.4
Deferred income tax benefit	(17.8)	(7.9)	(5.3)
Deferred rent and other occupancy costs	(38.2)	(36.2)	(24.6)
Loss on extinguishment of debt	—	9.3	—
Loss on sale of assets	—	—	(8.2)
Non-cash stock-based compensation expense	30.6	29.5	28.4
Non-cash impairment of tangible assets	4.2	4.6	2.2
Non-cash impairment of intangible assets	13.0	—	—
Non-cash interest expense	1.3	1.7	0.9
Other non-cash income	(2.7)	(5.7)	(11.0)
Excess tax benefits from stock-based compensation	(4.2)	(14.1)	(11.7)
Changes in operating assets and liabilities:
Inventories	(12.3)	(10.1)	26.5
Accounts payable, accrued liabilities and income tax liabilities	32.8	67.6	(18.3)
Deferred income liabilities	10.0	25.4	2.9
Lease-related liabilities	46.2	39.5	27.9
Other balance sheet changes	5.0	11.5	44.4
Changes in net assets related to discontinued operations	(20.2)	7.6	37.8
Net cash provided by operating activities	374.7	450.0	361.5

Cash flows from investing activities:
Purchase price paid in acquisitions, net of cash acquired	—	—	(683.9)
Capital expenditures	(477.5)	(290.9)	(150.4)
Proceeds from the sale of assets	42.2	15.9	38.2
Purchases of investments	(27.5)	(2.8)	(99.8)
Proceeds from sales and maturities of investments	0.1	5.6	293.6
Net cash used in investing activities	(462.7)	(272.2)	(602.3)

Cash flows from financing activities:
Proceeds from borrowings	1,249.2	446.7	322.0
Repayments of debt	(1,212.8)	(641.4)	(144.2)
Payment of deferred financing costs	—	(3.8)	(7.4)
Repurchases of common stock	—	—	(37.2)
Proceeds from stock options exercised and employee stock purchases	17.9	28.7	16.7
Excess tax benefits from stock-based compensation	4.2	14.1	11.7
Net cash provided by (used in) financing activities	58.5	(155.7)	161.6

Net (decrease) increase in cash and cash equivalents	(29.5)	22.1	(79.2)
Cash and cash equivalents at beginning of period	186.4	164.3	243.5

Cash and cash equivalents at end of period	$156.9	$186.4	$164.3

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	AOCI (a)	Total Equity
	Shares	Amount
Balance, July 30, 2011	154.8	$1.5	$472.1	$686.8	$(2.4)	$1,158.0
Net income	—	—	—	162.2	—	162.2
Total other comprehensive income	—	—	—	—	1.1	1.1
Shares issued and equity grants made pursuant to stock-based compensation plans(b)	2.7	—	56.7	—	—	56.7
Repurchases and retirements of common stock(c)	(2.7)	—	—	(37.1)	—	(37.1)
Balance, July 28, 2012	154.8	$1.5	$528.8	$811.9	$(1.3)	$1,340.9
Net income	—	—	—	151.3	—	151.3
Total other comprehensive income	—	—	—	—	0.1	0.1
Cash settled LTIP conversion (d)	—	—	(6.9)	—	—	(6.9)
Shares issued and equity grants made pursuant to stock-based compensation plans(b)	4.7	0.1	70.9	—	—	71.0
Balance, July 27, 2013	159.5	$1.6	$592.8	$963.2	$(1.2)	$1,556.4
Net income	—	—	—	133.4	—	133.4
Total other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Shares issued and equity grants made pursuant to stock-based compensation plans(b)	2.3	—	49.4	—	—	49.4
Other	—	—	—	(0.5)	—	(0.5)
Balance, July 26, 2014	161.8	$1.6	$642.2	$1,096.1	$(2.2)	$1,737.7
 ________

(a)	Accumulated other comprehensive income (loss) (“AOCI”) consists substantially of foreign currency translation adjustments and net unrealized gains on available-for-sale securities.

(b)	Includes income tax benefits relating to stock-based compensation arrangements of approximately $4.2 million in Fiscal 2014, $14.1 million in Fiscal 2013, and $7.3 million in Fiscal 2012.

(c)	Shares of common stock repurchased historically have been retired, resulting in a net decrease to retained earnings.

(d)
Approximately 0.6 million performance and market-based shares were canceled and replaced with a corresponding amount of new awards that will be settled in cash with the underlying value reclassified to liabilities.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls and boys. On June 14, 2012, the Company acquired Charming Shoppes, Inc. (“Charming Shoppes”) and its related family of retail brands (the "Charming Shoppes Acquisition"). Accordingly, the Company operates, through its 100% owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company operates approximately 3,900 stores throughout the United States and Canada, with annual revenues of approximately $4.8 billion for the fiscal year ended July 26, 2014. Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 997 specialty retail and outlet stores (of which 189 sell dual-gender merchandise), ecommerce operations and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 7 to 14 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 7 to 14 under the Brothers brand. The Lane Bryant segment includes approximately 771 specialty retail and outlet stores and ecommerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels to female customers in the 25 to 45 age range. The maurices segment includes approximately 922 specialty retail and outlet stores and ecommerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 20 to 35 year-old female, including both a core and plus-size offering, with stores concentrated in small markets (approximately 25,000 to 150,000 people). The dressbarn segment includes approximately 820 specialty retail and outlet stores and ecommerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 386 specialty retail stores and ecommerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

2. Basis of Presentation

Basis of Consolidation

The consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), and present the financial position, results of operations, comprehensive income and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP. There were no variable interest entities for any of the periods presented herein.

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

Fiscal Year

The company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2014 ended on July 26, 2014 and reflected a 52-week period (“Fiscal 2014"); fiscal year 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013"); fiscal year 2012 ended on July 28, 2012 and reflected a 52-week period (“Fiscal 2012”).

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to Fiscal 2014, the financial position and results of operations of the sourcing operations of Charming Shoppes located in Hong Kong (“Charming Sourcing”) were reported in these consolidated financial statements on a one-month lag. Accordingly, the Company’s operating results for Fiscal 2013 include the operating results of Charming Sourcing from July 1, 2012 through June 30, 2013. The Company’s operating results for Fiscal 2012 include the operating results of Charming Sourcing for only a two-week, post-acquisition period ended June 30, 2012.

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

Discontinued Operations

In connection with the June 2012 Charming Shoppes Acquisition, certain acquired businesses have been classified as a component of discontinued operations within the consolidated financial statements.

In particular, the Company announced, contemporaneously with the closing of the Charming Shoppes Acquisition, its intent to cease operating the acquired Fashion Bug business. The Fashion Bug business, consisting of approximately 600 retail stores, ceased operations in February 2013. The liquidation of the related net assets concluded during the fourth quarter of Fiscal 2013 and resulted in an immaterial adjustment to goodwill. Also in Fiscal 2013, the Fashion Bug distribution center was sold for net proceeds of approximately $16 million.

In addition, the Company also announced, contemporaneously with the closing of the Charming Shoppes Acquisition, its intent to sell the acquired Figi’s business. In August 2013, the Company entered into an agreement to sell the principal net assets of the Figi’s business (the “Figi’s Sale”) and recorded an $8.0 million pretax charge during the fourth quarter of Fiscal 2013 to reduce the carrying value of the Figi’s net assets to an amount approximating the net sales proceeds. The Figi’s Sale closed during the first quarter of Fiscal 2014. Additional pretax charges of $4.6 million for Fiscal 2014 reflect transaction costs and the adjustment of certain liabilities which existed at the date it was sold. These charges have been classified as components of discontinued operations in the accompanying consolidated statements of operations.

The Fashion Bug and Figi’s businesses have been classified as discontinued operations within the accompanying consolidated financial statements. As such, assets and liabilities relating to discontinued operations have been segregated and separately disclosed in the accompanying consolidated balance sheet as of July 27, 2013. Operating results for those businesses, including $7.4 million of revenues for the first quarter of Fiscal 2014 (only consisting of revenues from the Figi’s business), $407.6 million of revenue for Fiscal 2013, and $66.4 million of revenues for the post-acquisition period in Fiscal 2012, have also been segregated and reported separately in the accompanying consolidated statements of operations.

The major components of assets and liabilities related to discontinued operations are summarized below:

July 27, 2013
(millions)
Accounts and other receivables	$6.7
Inventories	14.3
Property and equipment, net	9.7
Other intangible assets, net	5.0
Other assets	3.1
Total assets related to discontinued operations	$38.8

Accounts payable and accrued expenses	$20.8
Lease-related liabilities	0.7
Total liabilities related to discontinued operations	$21.5

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassifications

Historically, the Company included freight costs to move merchandise from its distribution centers to its retail stores within Buying, distribution and occupancy costs. As these costs were appropriately treated as a component of inventory, such costs should have been expensed to Cost of goods sold as the inventories were sold. In the fourth quarter of Fiscal 2014, the Company restated its prior period information by reclassifying these freight costs of $47.4 million in Fiscal 2013 and $23.3 million in Fiscal 2012 from Buying, distribution and occupancy costs to Cost of goods sold. There were no changes to historical operating income or historical net income for any period as a result of this change.

In addition, given the significant increase in ecommerce revenues and related shipping costs, the Company concluded that freight costs to bring ecommerce merchandise to its final destination should be classified consistently with brick-and-mortar freight charges. This presentation aligns with how the Company now evaluates the effect of the increased ecommerce business on its results from operations. As a result, in the fourth quarter of Fiscal 2014, the Company changed its financial statement presentation of these shipping costs for all periods presented. Costs of $23.5 million in Fiscal 2013 and $7.8 million in Fiscal 2012, which previously were recorded in Buying, distribution and occupancy costs, are now included in Costs of goods sold. There were no changes to historical operating income or historical net income for any period as a result of this change.

Certain other immaterial reclassifications have been made to the prior period financial information in order to conform to the current period's presentation.

3. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable and collectability is reasonably assured.

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Ecommerce revenue from sales of products ordered through the Company’s retail internet sites and revenue from direct-mail orders through Justice’s catazine are recognized upon delivery and receipt of the shipment by our customers. Such revenue also is reduced by an estimate of returns.

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable. Product returns have historically been immaterial. Reserves for estimated product returns were $7.7 million and $7.8 million as of the end of Fiscal 2014 and Fiscal 2013, respectively.

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

In addition to retail-store and ecommerce sales, the Justice segment recognizes revenue from licensing arrangements with franchised stores, advertising and other “tween-right” marketing arrangements with partner companies, as well as merchandise shipments to other third-party retailers. Revenue associated with merchandise shipments is recognized at the time title passes and risk of loss is transferred to customers, which generally occurs at the date of shipment. Royalty payments received under license agreements for the use of the Justice trade name and amounts received in connection with advertising and marketing arrangements with partner companies are recognized when earned in accordance with the terms of the underlying agreements.

The Company accounts for sales and other related taxes on a net basis, thereby excluding such taxes from revenue.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists of all costs of merchandise (net of purchase discounts and vendor allowances), merchandise acquisition costs (primarily commissions and import fees) and freight to our distribution centers and stores. These costs are determined to be directly or indirectly incurred in bringing an article to its existing condition and location. Additionally, the direct

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

costs associated with shipping goods to customers and changes in reserve levels for inventory realizability and shrinkage are recorded as a component of Cost of goods sold.

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

Buying, Distribution and Occupancy Costs

Buying, distribution and occupancy costs consist of store occupancy and utility costs (excluding depreciation), handling costs (as defined below) and all costs associated with the buying and distribution functions.

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

Shipping and Handling

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as a component of Cost of goods sold. Costs associated with preparing the merchandise for shipping, such as picking, packing, warehousing, and order charges ("handling costs") are recorded as a component of Buying, distribution and occupancy costs. Handling costs were approximately $38.0 million in Fiscal 2014, $33.4 million in Fiscal 2013 and $15.8 million in Fiscal 2012.

Marketing and Advertising Costs

Marketing and advertising costs are included in SG&A expenses. Marketing and advertising costs are expensed when the advertisement is first exhibited. Marketing and advertising expenses were $160.1 million for Fiscal 2014, $169.1 million for Fiscal 2013 and $81.5 million for Fiscal 2012. Deferred marketing and advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were not material at the end of either Fiscal 2014 or Fiscal 2013.

Foreign Currency Translation and Transactions

The operating results and financial position of foreign operations are primarily consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation gains or losses are included in the consolidated statements of comprehensive income, and in the consolidated statements of equity, as a component of accumulated other comprehensive income (“AOCI”), and are not material for any period presented. Gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature also are included within AOCI.

The Company recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses also result from intercompany loans made to foreign subsidiaries that are not of a long-term investment nature and include amounts realized on the settlement of certain intercompany loans with foreign subsidiaries. Net losses from foreign currency transactions amounted to $1.6 million in Fiscal 2014. Such amount is recognized in earnings and are included as part of Interest and other (expense) income, net in the accompanying consolidated statements of operations. The amounts of net foreign currency transaction losses for Fiscal 2013 and Fiscal 2012 were de minimis.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported separately in the consolidated statements of comprehensive income, consists of net income (loss) and other gains and losses affecting equity that, under US GAAP, are excluded from net income (loss). The components of other comprehensive income for the Company primarily consist of unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Basic	160.6	157.3	153.5
Dilutive effect of stock options, restricted stock and restricted stock units	4.5	6.0	5.9
Diluted shares	165.1	163.3	159.4

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of the end of Fiscal 2014, Fiscal 2013 and Fiscal 2012 there was an aggregate of approximately 5.6 million, 3.0 million and 1.3 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company uses the Black-Scholes valuation method to determine the grant date fair value of its option-based compensation. Shares of restricted stock and restricted stock units are issued with either service-based or performance-based conditions, and some even have market-based conditions (collectively, “Restricted Equity Awards”). Compensation expense for both service-based and performance-based Restricted Equity Awards is recognized over the vesting period based on the grant-date fair values of the awards that are expected to vest based upon the service and performance-based conditions. However, compensation expense for market-based Restricted Equity Awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved. Compensation expense for Cash-Settled Long-Term Incentive Plan Awards (the “Cash-Settled LTIP Awards”) is recognized over the related vesting period based on the expected performance of the plan and changes in the Company’s stock price over time.

See Note 19 for further discussion of the Company's stock-based compensation plans.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company also considers receivables from financial institutions related to credit card purchases to be cash equivalents due to the high credit quality and short time frame for settlement of the outstanding amounts.

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

The Company classifies its investments in securities at the time of purchase into one of three categories: held-to-maturity, available-for-sale or trading. The Company re-evaluates such classifications on a quarterly basis. Held-to-maturity investments would normally consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, as adjusted for the amortization of premiums and discounts. Available-for-sale investments have historically consisted primarily of municipal bonds, which are recorded at fair value. Unrealized gains and losses on available-for-sale investments are classified as a component of AOCI in the accompanying consolidated balance sheets, and realized gains or losses are recognized by the specific identification method and are classified as a component of Interest and other (expense) income, net, in the accompanying consolidated statements of operations. Trading securities would normally consist of securities that are acquired by the Company with the intent of selling in the near term. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income and classified within Interest and other (expense) income, net, in the accompanying consolidated statements of operations. The Company normally does not hold any trading securities.

Cash inflows and outflows related to the sales and purchases of investments are classified as investing activities in the Company’s consolidated statements of cash flows.

Impairment Assessment

The Company evaluates investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors considered by the Company include (i) the length of time and the extent to which the fair value has been below cost, (ii) the financial condition, credit worthiness and near-term prospects of the issuer, (iii) the length of time to maturity, (iv) future economic conditions and market forecasts, (v) the Company's intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value and (vi) an assessment of whether it is more-likely-than-not that the Company will be required to sell its investment before recovery of market value.

See Note 7 for further information relating to the Company's investments.

Concentration of Credit Risk

The Company maintains cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at July 26, 2014. While this represents a concentration of credit risk, there have been no losses recorded on deposits of cash and cash equivalents to date.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company continuously reviews its inventory levels to identify slow-moving merchandise and markdowns necessary to clear slow-moving merchandise, which reduces the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative and qualitative factors, including current pricing levels and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions. Estimates of markdown requirements may differ from actual results due to changes in quantity, quality and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions. The Company’s historical estimates of these costs and its markdown provisions have not differed materially from actual results.

Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

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

Goodwill and certain other intangible assets deemed to have indefinite useful lives, including trade names and certain franchise rights, are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

based on comparisons of their respective fair values to their carrying values. The Company performs its annual impairment assessment of goodwill and indefinite lived intangible assets during the fourth quarter of each fiscal year. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets (as discussed below), are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. Refer to the Company's accounting policy for long-lived asset impairment as described earlier under the caption "Property and Equipment, Net."

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

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. The fair value of indefinite-lived intangible assets is primarily determined using the relief from royalty approach. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. In addition, in evaluating finite-lived intangible assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with these risks are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 26, 2014 and July 27, 2013, these reserves were $52.9 million and $52.3 million, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. The Company’s stop-loss insurance coverage limit for individual claims under these policies is $350,000. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

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

Financial Instruments

The carrying value of the Company's financial instruments approximates fair value. Differences between the carrying value and fair value of the Company's financial instruments were not significant as of July 26, 2014 or July 27, 2013. The fair value of financial instruments generally is determined by reference to fair market values resulting from the trading of the instruments on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates derived through the use of present value or other valuation techniques.

See Notes 7 and 8 for further discussion of the Company's financial instruments.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition". The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

5. Acquisitions and Dispositions

The Charming Shoppes Acquisition

In June 2012, the Company acquired Charming Shoppes, which owned and operated multiple retail brands through over 1,800 retail stores and ecommerce operations including: Lane Bryant, Catherines, Fashion Bug and Figi’s, in an all cash transaction at $7.35 per share, for an aggregate purchase price of $882.1 million (excluding the assumption of debt and transaction costs).

The Company accounted for the Charming Shoppes Acquisition under the purchase method of accounting for business combinations. Accordingly, the cost to acquire such assets was allocated to the underlying net assets in proportion to their respective fair values. Any excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. During Fiscal 2013, the Company made certain adjustments to goodwill to more fairly reflect the fair value of the underlying net assets acquired. Such adjustments, primarily for net assets related to discontinued operations and deferred tax assets and liabilities, resulted in an $11.8 million increase in miscellaneous net assets with a corresponding reduction to goodwill.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Fiscal Year Ended
July 28, 2012
(millions, except per share data)
Pro forma net sales	$4,535.5
Pro forma income from continuing operations	$145.7
Pro forma net income from continuing operations per common share:
Basic	$0.95
Diluted	$0.91

6. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	July 26, 2014	July 27, 2013
	(millions)
Justice	$198.6	$196.2
Lane Bryant	125.6	119.7
maurices	105.5	92.0
dressbarn	97.1	106.9
Catherines	26.4	26.1
Total inventories	$553.2	$540.9

7. Investments

The Company classifies its investments in securities at the time of purchase as held-to-maturity, available-for-sale or trading, and re-evaluates such classifications on a quarterly basis. No material unrealized gains or losses on available-for-sale investments were recognized during any of the periods presented.

In connection with the funding requirements to consummate the Charming Shoppes Acquisition, the Company liquidated substantially all of its then existing investment portfolio during the fourth quarter of Fiscal 2012. Proceeds from the sale of the investment portfolio during the fourth quarter of Fiscal 2012 were approximately $240 million. The Company recognized a related realized gain of approximately $1 million in connection with the sales of such investments, which has been classified as a component of Interest and other (expense) income, net, in the accompanying consolidated financial statement of operations for Fiscal 2012.

As of July 26, 2014 and July 27, 2013, the Company’s had investments of $30.4 million and $3.0 million, respectively, which are classified within Short-term investments in the accompanying consolidated balance sheets because they have maturities of one-year or less. As of the end of each period, the Company’s investments were comprised of only available-for-sale securities and substantially included restricted cash, certificates of deposit and US government securities. The Company had no securities classified as held-to-maturity or trading.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Cash, cash equivalents and restricted cash (Level 1 measurements) are recorded at carrying value, which approximates fair value. Available-for-sale investments in debt securities (Level 1 measurements) and certificates of deposit (Level 2 measurements) have historically been recorded at fair value. As the Company’s primary debt obligations, consisting primarily of revolving credit borrowings, are variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and carrying value of the Company’s debt obligations.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Property and Equipment

Property and equipment, net, consist of the following:

	July 26, 2014	July 27, 2013
	(millions)
Property and Equipment:
Land	$33.1	$29.4
Buildings and improvements	177.9	47.2
Leasehold improvements	604.0	531.4
Furniture, fixtures and equipment	545.7	401.0
Information technology	237.3	213.1
Construction in progress	156.8	165.3
	1,754.8	1,387.4
Less: accumulated depreciation	(644.2)	(562.6)
Property and equipment, net	$1,110.6	$824.8

The increase in property and equipment is primarily due to Fiscal 2014 expenditures for store-related capital improvements, investments in our technological and supply chain infrastructure and investments in corporate office space to support our growing operations.

Buildings

Corporate Office Space

In April 2012, the Company purchased a building in Mahwah, NJ. During the second quarter of Fiscal 2014, the Company completed the renovation and expansion of this building which now serves as the corporate office for the dressbarn brand. In addition, during the third quarter of Fiscal 2014, the Company finished a newly constructed building adjacent to the dressbarn building which now serves as the corporate office for Ascena.

Distribution Centers

During the third quarter of Fiscal 2014, the Company’s newly renovated distribution centers in Etna Township, Ohio and Greencastle, Indiana became operational.  The expanded Etna distribution center will centralize all of the Company's brick-and-mortar store distribution into one location while the newly renovated Greencastle distribution center will centralize all of the Company's ecommerce distribution into one location.

Sale of New York Facility

In May 2012, the Company sold its 900,000 square-foot building and 16 acres of adjacent land in Suffern, NY, which contained Ascena and dressbarn’s corporate offices and the former warehouse space of dressbarn, for approximately $40.0 million. The transaction resulted in a pretax gain of approximately $6.9 million, which has been classified in SG&A expenses, within operating income, in the accompanying consolidated statement of operations for Fiscal 2012.

Tax Incentives

In connection with the capital projects discussed above, the Company received various state and local tax incentives which are described in more detail in Note 15.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation

The Company recognized depreciation expense of $190.9 million in Fiscal 2014, $173.4 million in Fiscal 2013 and $106.2 million in Fiscal 2012, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations. Fiscal 2014 and 2013 include the full year impact of the Charming Shoppes Acquisition. Also, in Fiscal 2014 and 2013, as a result of the Company’s integration of its supply chain and technological infrastructure, the depreciable lives of certain existing assets were adjusted to reflect a shortened useful life for the assets that will be displaced as a result of these projects. Thus, Fiscal 2014 and 2013 include incremental depreciation expenses for these assets of approximately $8.6 million and $14.2 million, respectively. This additional expense reduced income from continuing operations by approximately $5.3 million and $8.9 million for Fiscal 2014 and Fiscal 2013, respectively, and diluted net income per common share from continuing operations by approximately $0.03 and $0.05 for Fiscal 2014 and Fiscal 2013, respectively. Substantially all of these displaced assets ceased depreciating during Fiscal 2014.

10. Goodwill and Other Intangible Assets

As discussed in Note 3, goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are subject to annual impairment testing. Finite-lived intangible assets are amortized over their respective estimated useful lives. The results of the Company's annual impairment of testing of goodwill and indefinite lived intangible assets are discussed in Note 11.

Goodwill

The following analysis details the changes in goodwill for each reportable segment during Fiscal 2014 and Fiscal 2013:

	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
	(millions)
Balance at July 28, 2012	$103.6	$332.1	$130.7	$—	$26.8	$593.2
Acquisition-related activity	—	(13.0)	—	—	1.2	(11.8)
Balance at July 27, 2013	103.6	319.1	130.7	—	28.0	581.4
Acquisition-related activity	—	—	—	—	—	—
Balance at July 26, 2014	$103.6	$319.1	$130.7	$—	$28.0	$581.4

Other Intangible Assets

Other intangible assets consist of the following:

	July 26, 2014			July 27, 2013
Description	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
Intangible assets subject to amortization:	(millions)
Proprietary technology	$6.5	$(5.7)	$0.8	$6.5	$(4.8)	$1.7
Customer relationships	2.7	(2.6)	0.1	2.7	(2.4)	0.3
Trade names	5.3	(3.8)	1.5	5.3	(2.2)	3.1
Total intangible assets subject to amortization	14.5	(12.1)	2.4	14.5	(9.4)	5.1
Intangible assets not subject to amortization:
Brands and trademarks (a)	422.1	—	422.1	435.1	—	435.1
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	433.0	—	433.0	446.0	—	446.0
Total intangible assets	$447.5	$(12.1)	$435.4	$460.5	$(9.4)	$451.1

(a) The decrease in Brands and trademarks is due to the Fiscal 2014 write-off of the Studio Y trade name, as more fully described in Note 11.

Amortization

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recognized amortization expense on other intangible assets of $2.7 million in Fiscal 2014, $2.6 million in Fiscal 2013 and $1.2 million in Fiscal 2012, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations. Based on the amount of intangible assets subject to amortization as of July 26, 2014, the entire carrying amount of $2.4 million will be fully amortized in Fiscal 2015.

11. Impairments

Long-Lived Asset Impairments

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets, including finite-lived intangible assets, for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Impairment losses for retail store-related assets and finite-lived intangible assets are included as a component of SG&A expenses in the accompanying consolidated statements of operations for all periods and are discussed below.

Fiscal 2014 Impairments

During the fiscal year ended July 26, 2014, the Company recorded an aggregate of $4.2 million in non-cash impairment charges, including $0.3 million in its Justice segment, $0.9 million in its Lane Bryant segment, $1.1 million in its maurices segment and $1.9 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. There were no impairment charges recorded at the Catherines segment. There were no finite-lived intangible asset impairment losses recorded in Fiscal 2014.

Fiscal 2013 Impairments

During the fiscal year ended July 27, 2013, the Company recorded an aggregate of $4.6 million in non-cash impairment charges, including $0.1 million in its Justice segment, $2.0 million in its Lane Bryant segment, $0.7 million in its maurices segment and $1.8 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. There were no impairment charges recorded at the Catherines segment. There were no finite-lived intangible asset impairment losses recorded in Fiscal 2013.

Fiscal 2012 Impairments

During the fiscal year ended July 28, 2012, the Company recorded an aggregate of $2.2 million in non-cash impairment charges, including $0.2 million in its Justice segment, $1.0 million in its maurices segment and $1.0 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. There were no impairment charges recorded at the Lane Bryant or Catherines segments. There were no finite-lived intangible asset impairment losses recorded in Fiscal 2012.

Goodwill and Other Indefinite-lived Intangible Assets Impairment Assessment

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the fourth quarter of Fiscal 2014, in connection with our annual budget process for Fiscal 2015, management at maurices reached a decision to stop selling product under its Studio Y label based on an evaluation of its other product labels which are expected to generate higher returns. As a result, the Company recorded a non-cash impairment charge of $13.0 million in its maurices segment in Fiscal 2014 to write-off the entire carrying value of the Studio Y trade name as the net cash flows from the sell-off of remaining product reflected no fair value. These impairment losses have been disclosed separately on the face of the accompanying consolidated statements of operations.

Other than as previously discussed, there have been no goodwill or other indefinite-lived intangible assets impairment losses recorded for any of the periods presented. Additionally, there have been no cumulative goodwill losses to date.

12. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	July 26, 2014	July 27, 2013
	(millions)
Prepaid expenses	$40.6	$39.4
Accounts and other receivables	90.8	80.9
Other current assets	5.0	0.4
Total prepaid expenses and other current assets	$136.4	$120.7

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 26, 2014	July 27, 2013
	(millions)
Accrued salary, wages and related expenses	$120.6	$115.1
Accrued operating expenses	164.0	146.7
Sales and other taxes payable	15.7	16.7
Other	8.6	6.8
Total accrued expenses and other current liabilities	$308.9	$285.3

14. Debt

Debt consists of the following:

	July 26, 2014	July 27, 2013
	(millions)
Revolving credit agreement	$172.0	$135.0
Charming Shoppes convertible notes	—	0.6
	172.0	135.6
Less: current portion	—	(0.6)
Total long-term debt	$172.0	$135.0

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revolving Credit Agreement

In March 2013, the Company and certain of its domestic subsidiaries entered into an amended and restated revolving credit agreement (the “Revolving Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A. as administrative agent.

The Company's Revolving Credit Agreement provides a senior secured revolving credit facility up to $500 million, with an optional additional increase of up to $100 million. The Revolving Credit Agreement expires in June 2018. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. However, availability under the Revolving Credit Agreement fluctuates from month-to-month based on the Company’s underlying collateral position at the end of the period. Our collateral position is determined, at any given period, by the aggregate of the Company’s (i) inventory position (less reserves), (ii) market value of eligible real properties up to certain limits and (iii) eligible credit card receivables.

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

As of July 26, 2014, after taking into account the $172.0 million of revolving debt outstanding and the $18.0 million in outstanding letters of credit, the Company had $274.6 million of its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Revolving Credit Agreement is subject to restrictions, as summarized below.

The Company is subject to certain restrictions and financial covenants with respect to minimum availability limits under the Revolving Credit Agreement.  Such limits are variable based on the outstanding borrowing commitment.  Should Availability (as defined in the Revolving Credit Agreement) fall below the minimum level for three consecutive days, the Company would be in a Reduced Availability Period and would be subject to a fixed charge coverage ratio test.  As of July 26, 2014, the Reduced Availability Period would be triggered if our availability were to drop below approximately $50.0 million for three consecutive days.  As of July 26, 2014, the Company had $274.6 million in availability under the Revolving Credit Agreement and accordingly, the fixed charge coverage ratio test does not apply.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of July 26, 2014.

Term Loan

In connection with the funding of the Charming Shoppes Acquisition during the fourth quarter of Fiscal 2012, the Company incurred $300 million of borrowings under a six-year, variable rate term loan ("Term Loan") with an original maturity of June 14, 2018.

The Term Loan was fully repaid during Fiscal 2013, which resulted in an aggregate $8.5 million pretax loss on extinguishment of debt for Fiscal 2013. The loss resulted from a proportional reduction, and subsequent write-off, of the balances of the original issue discount and deferred financing costs, and has been disclosed as a component of the Loss on extinguishment of debt on the face of the accompanying consolidated statements of operations.

Charming Shoppes Convertible Notes

In connection with the Charming Shoppes Acquisition, the Company assumed $140.5 million aggregate principal amount of Charming Shoppes’s 1.125% Senior Convertible Notes due May 2014 (the “Charming Convertible Notes”). In Fiscal 2012, substantially all of the Charming Convertible Notes were redeemed for $139.6 million, consisting of $139.2 million of principal and $0.4 million of interest thereon. In Fiscal 2013 and Fiscal 2014, the entire remaining Charming Convertible Notes were redeemed in full. No gain or loss was recognized in connection with the redemptions of the Charming Convertible Notes which were funded through available cash on hand.

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

15. Income Taxes

Taxes on Income

Domestic and foreign pretax income from continuing operations are as follows:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Domestic	$144.7	$189.8	$237.9
Foreign	58.8	52.8	41.1
Total income from continuing operations before provision for income taxes	$203.5	$242.6	$279.0

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Provisions (benefits) from continuing operations for current and deferred income taxes are as follows:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
Current:	(millions)
Federal (a)	$15.2	$30.6	$66.6
State and local (a)	13.5	5.7	16.4
Foreign	12.3	10.6	7.9
	41.0	46.9	90.9
Deferred:
Federal	24.9	38.6	20.6
State and local	(0.2)	1.4	(4.4)
Foreign	(0.4)	0.5	0.1
	24.3	40.5	16.3
Total provision for income taxes from continuing operations	$65.3	$87.4	$107.2

(a)
Excludes federal, state and local tax benefits of approximately $4.2 million in Fiscal 2014, $14.1 million in Fiscal 2013 and $7.3 million in Fiscal 2012 resulting from stock-based compensation arrangements. Such amounts were recorded within equity.

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided for continuing operations are as set forth below:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Provision for income taxes from continuing operations at the U.S. federal statutory rate	$71.2	$84.9	$97.7
Increase (decrease) due to:
State and local income taxes, net of federal benefit	8.8	8.4	9.0
Net change relating to uncertain income tax benefits	(2.3)	(6.4)	(5.5)
Increase in indefinite reinvestment assertion for foreign earnings	(11.6)	(0.9)	(1.7)
Other – net	(0.8)	1.4	7.7
Total provision for income taxes from continuing operations	$65.3	$87.4	$107.2

The Company's effective tax rate is lower than the statutory rate principally as a result of an increase in the benefit resulting from a change in the Company's indefinite reinvestment assertion for foreign earnings in Fiscal 2014 as explained in more detail below, offset in part by state income tax costs attributable to the Company’s domestic retail and procurement businesses.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Taxes

Significant components of the Company's net deferred tax assets (liabilities) are as follows:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013
Deferred tax assets:	(millions)
Inventory capitalization and inventory-related items	$14.3	$13.4
Tax credit and net operating loss carryforwards	14.2	34.5
Accrued payroll & benefits	59.9	59.0
Share-based compensation	23.1	24.4
Straight-line rent	50.0	56.4
Federal benefit of uncertain tax positions	15.5	13.4
Other items	18.8	26.9
Total deferred tax assets	195.8	228.0
Deferred tax liabilities:
Depreciation	85.8	88.7
Amortization	171.7	162.5
Foreign unremitted earnings	20.7	23.9
Other items	15.8	28.8
Total deferred tax liabilities	294.0	303.9
Valuation allowance	(2.8)	(2.8)
Net deferred tax liabilities	$(101.0)	$(78.7)

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the U.S.  In 2014, the Company changed its assertion regarding $45.8 million of current earnings and used those earnings to fund the Canadian expansion and Hong Kong building purchase reversing $11.6 million of U.S. deferred taxes previously provided, bringing the total of indefinitely reinvested earnings outside the U.S. to $66.3 million. Future capital requirements of the Company’s international business operations might cause management to continue to change its assertion in regard to some portion of the foreign earnings on which U.S. taxes have been provided, resulting in a reversal of additional federal deferred tax liabilities.

Effective with the closing of the Charming Shoppes Acquisition, Charming Shoppes’s federal consolidated group ceased to exist and the companies acquired as a result of the transaction joined the Company’s federal consolidated group. As part of the acquisition, the Company acquired the pre-existing federal and state net operating loss carryforwards, tax credits and charitable contribution carryovers of Charming Shoppes valued at $69.3 million. The Company utilized $22.2 million of these acquired net operating loss carryforwards, tax credits and unexpired charitable contributions carryovers in Fiscal 2014 and expects to utilize the remaining amounts in future periods, subject to annual section 382 and other statutory limitations. As of July 26, 2014, these are valued at $14.7 million.

At the end of Fiscal 2014, the Company had a $2.8 million valuation allowance against the aggregate carrying value of its deferred tax assets. Such valuation allowances provide for the uncertainty that a portion of the recognized deferred tax assets may not be realizable. There was no net change in the total valuation allowance in Fiscal 2014.

Net Operating Loss Carry Forwards

As of July 26, 2014, the Company has U.S. Federal net operating loss carryforwards of $14.7 million and state net operating loss carryforwards of $57.1 million that are available to offset future U.S. Federal and state taxable income. The majority of the U.S. Federal net operating losses have a twenty-year carryforward period, and expire between Fiscal 2028 and Fiscal 2031.  The state net operating losses have carryforward periods of five to twenty years, with varying expiration dates and amounts as follows:  $12.6

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million in one to five years, $16.3 million in six to ten years, $19.3 million in eleven to fifteen years and $8.9 million in sixteen to twenty years.

Uncertain Income Tax Benefits

Reconciliation of Liabilities

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for each fiscal year is presented below:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Unrecognized tax benefit beginning balance	$31.2	$40.5	$17.4
Additions related to acquisitions	—	2.8	35.7
Additions related to current period tax positions	1.5	1.5	0.7
Additions related to tax positions in prior years	4.3	2.2	0.7
Reductions related to prior period tax positions	—	(3.0)	(7.0)
Reductions related to settlements with taxing authorities	(1.5)	(5.7)	(2.1)
Reductions related to expiration of statute of limitations	(5.6)	(7.1)	(4.9)
Unrecognized tax benefit ending balance	$29.9	$31.2	$40.5

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for each fiscal year is presented below:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Accrued interest and penalties beginning balance	$16.5	$21.2	$5.1
Additions related to acquisitions	—	—	18.7
Reductions charged to expense	(2.7)	(4.7)	(2.6)
Accrued interest and penalties ending balance	$13.8	$16.5	$21.2

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is primarily included in Other non-current liabilities in the accompanying consolidated balance sheets, was $40.9 million as of July 26, 2014 and $44.9 million as of July 27, 2013.

Future Changes in Unrecognized Tax Benefits

The amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $5.5 million during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future. The Company’s portion of gross unrecognized tax benefits that would affect its effective tax rate, including interest and penalties, is $29.2 million.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2006.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tax Incentives

In connection with the Company’s relocation of its dressbarn and corporate offices to New Jersey, as well as the expansion of its distribution centers in Ohio and Indiana, that are more fully discussed in Note 9, the Company was approved for various state and local tax incentives.  In order to receive these incentives, the Company will generally need to meet certain minimum employment or expenditure commitments, as well as comply with periodic reporting requirements. These incentives, estimated to total approximately $60 million, are expected to be recognized over a 10-15 year period commencing in Fiscal 2015.

16. Employee Benefit Plans

Retirement Savings Plan (401(k))

The Company currently sponsors a defined contribution retirement savings plan (401(k)). This plan covers substantially all eligible U.S. employees. Participating employees may contribute a percentage of their annual compensation, subject to certain limitations under the Internal Revenue Code. The Company contributes a matching amount equal to 50% of the first 5% of salary contributed by an employee. Under the terms of the plan, an employee is 100% vested in Company's matching contributions after three years of accredited service. The Company incurred expenses of approximately $5.2 million in Fiscal 2014, $4.7 million in Fiscal 2013 and $3.1 million in Fiscal 2012, relating to its contributions to and administration of its 401(k) plans.

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

ERP Plan participants can contribute up to 95% of base salary and bonus, before federal and state taxes are calculated.  The Company makes a matching contribution to the ERP Plan in the amount of 100% on the first 5% of base salary and bonus deferred. Employees vest immediately in their voluntary deferrals and are incrementally vested in their employer matching contributions over a five year vesting period after which they are 100% vested. The Company made matching contributions of approximately $3.4 million in Fiscal 2014, $2.7 million in Fiscal 2013 and $2.2 million in Fiscal 2012 relating to the ERP Plan. In addition, as the ERP Plan is unfunded by the Company, the Company is also required to pay an investment return to participating employees on all account balances in the ERP Plan based on 28 reference investment fund elections offered to participating employees. As a result, the Company’s obligations under the ERP Plan are subject to market appreciation and depreciation, which resulted in expense of $7.2 million in Fiscal 2014, $7.7 million in Fiscal 2013 and $1.4 million in Fiscal 2012. The Company’s obligations under the ERP Plan, including employee compensation deferrals, matching employer contributions and investment returns on account balances, were $65.9 million as of July 26, 2014 and $62.4 million as of July 27, 2013. As of July 26, 2014, $3.6 million was classified within Accrued expenses and other current liabilities and $62.3 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. As of July 27, 2013, $11.8 million was classified within Accrued expenses and

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

other current liabilities and $50.6 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets.

Employee Stock Purchase Plan

The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of the Company’s common stock during each quarterly offering period at a 10% discount through bi-weekly payroll deductions. Expenses incurred during Fiscal 2014, Fiscal 2013 and Fiscal 2012 relating to this plan were de minimis.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Commitments and Contingencies

Lease Commitments

The Company leases all of its retail stores. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term of approximately ten years with one or more five-year options to extend the lease. Some of these leases have provisions for rent escalations during the initial term.

The Company’s operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 26, 2014. The minimum lease payments do not include common area maintenance ("CAM") charges or real estate taxes, which are also required contractual obligations under the operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year.

A summary of occupancy costs follows:	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Base rentals	$395.5	$391.6	$269.0
Percentage rentals	23.2	21.0	14.1
Other occupancy costs, primarily CAM and real estate taxes	133.5	128.6	88.3
	552.2	541.2	371.4
Less: Rental income from third parties	—	—	(1.1)
Total	$552.2	$541.2	$370.3

The following is a schedule of future minimum rentals under non-cancelable operating leases as of July 26, 2014:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2015	$399.1
2016	352.6
2017	295.6
2018	232.1
2019	171.5
Subsequent years	470.3
Total future minimum rentals	$1,921.2

(a) Net of sublease income, which is not significant in any period.
(b) Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved. All future minimum rentals under such leases have been included in the above table.

Leases with Related Parties

The Company leases two stores from its Chairman or related trusts. Future minimum rentals under such related-party leases are approximately $0.4 million for Fiscal 2015 and $0.5 million in the aggregate, which has been included in the above table. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense under these leases amounted to approximately $0.4 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012.

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Commitments

The Company enters into various cancelable and non-cancelable commitments during the year. Typically, those commitments are for less than a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company normally does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. Preliminary commitments with the Company’s private-label merchandise vendors typically are made five to seven months in advance of planned receipt date. Certain of these merchandise purchase commitments are cancelable up to 30 days prior to the vendor’s scheduled shipment date.

Other off-balance sheet firm commitments, which primarily include $783.2 million of inventory purchase commitments and $18.0 million of outstanding letters of credit, amounted to approximately $813.9 million as of July 26, 2014.

Legal Matters

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control, litigation regarding the merchandise that we sell, including product and safety concerns, litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although such litigation is routine and incidental to the conduct of our business, like any business of our size which has a significant number of employees and sells a significant amount of merchandise, such litigation can result in large monetary awards. The consequences of these matters cannot be finally determined by management at this time. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our consolidated financial statements.

18. Equity

Capital Stock

The Company’s capital stock consists of one class of common stock and one class of preferred stock. There are 360 million shares of common stock authorized to be issued and 100,000 shares of preferred stock authorized to be issued. There are no shares of preferred stock issued or outstanding.

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

Cumulative repurchases under the 2010 Stock Repurchase Plan total $110.1 million and include 2.7 million shares of common stock that were repurchased in Fiscal 2012 at an aggregate cost of $37.1 million. No shares of common stock were repurchased in Fiscal 2014 or Fiscal 2013. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at July 26, 2014.

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

As of July 26, 2014, there were approximately 10.9 million shares under the 2010 Stock Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Compensation expense	$30.6	$29.5	$28.4
Income tax benefit	$(11.5)	$(11.0)	$(10.7)

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
Expected term (years)	3.9	3.9	3.9
Expected volatility	40.0%	41.6%	41.7%
Risk-free interest rate	1.5%	0.7%	0.9%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value	$7.11	$7.29	$4.77

A summary of the stock option activity under all plans during Fiscal 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 27, 2013	12,159.6	$12.24	6.4	$81.8
Granted	2,812.2	19.87
Exercised	(1,745.1)	9.96
Canceled/Forfeited	(512.3)	17.32
Options outstanding – July 26, 2014	12,714.4	$14.04	5.6	$45.7
Options vested and expected to vest at July 26, 2014 (b)	12,371.3	$14.42	5.7	$45.6
Options exercisable at July 26, 2014	6,741.2	$10.57	4.6	$39.9
______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of July 26, 2014, there was $26.9 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. The total intrinsic value of options exercised during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was approximately $17.1 million, $44.5 million and $25.5 million, respectively. The total fair value of options that vested during Fiscal 2014, Fiscal 2013 and Fiscal 2012, was approximately $14.1 million, $11.8 million, and $10.3 million, respectively.

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

Shares of restricted stock and RSUs are issued with either service-based or performance-based conditions, and some even have market-based conditions (collectively, “Restricted Equity Awards”). Service-based Restricted Equity Awards entitle the holder to receive unrestricted shares of common stock of the Company at the end of a vesting period, subject to the grantee’s continuing employment. Service-based Restricted Equity Awards generally vest over a four year period of time.

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

A summary of Restricted Equity Awards activity during Fiscal 2014 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 27, 2013	1,863.2	$17.77	640.1	$15.08	189.7	$14.35
Granted	436.5	19.23	185.1	20.06	41.3	19.46
Vested	(984.3)	18.50	(163.1)	12.21	(54.4)	10.68
Canceled/Forfeited	(67.7)	18.59	—	—	—	—
Nonvested at July 26, 2014	1,247.7	$17.66	662.1	$17.18	176.6	$16.68

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards
Total unrecognized compensation at July 26, 2014 (millions)	$11.2	$3.6	$1.1
Weighted-average years expected to be recognized over (years)	3.2	1.7	1.5

Additional information pertaining to Restricted Equity Awards activity is as follows:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
Service-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$19.23	$20.22	$15.10
Total fair value of awards vested (millions)	12.9	10.0	5.0

Performance-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$20.06	$18.61	$12.74
Total fair value of awards vested (millions)	2.6	—	—

Market-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$19.46	$18.13	$12.33
Total fair value of awards vested (millions)	0.6	—	—

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Cash-Settled LTIP Awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of a three-year performance period and are subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over that three year performance period. Compensation expense for the Cash-Settled LTIP Awards is recognized over the related vesting periods based on the expected performance of the plan and changes in the Company's stock price over time.

A summary of Cash-Settled Long-Term Incentive Plan Awards activity during Fiscal 2014 is as follows:

Cash-Settled Long-Term Incentive Plan Awards
Number of Shares
(thousands)
Nonvested at July 27, 2013	855.4
Granted	401.3
Vested	(287.5)
Canceled/Forfeited	(111.2)
Nonvested at July 26, 2014	858.0

As of July 26, 2014, there was $6.2 million of total unrecognized compensation cost related to Cash-Settled LTIP Awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. As of July 26, 2014, the liability for cash-settled LTIP awards was $5.3 million, of which $1.8 million was classified within Accrued expenses and other current liabilities and $3.5 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. As of July 27, 2013, the liability for cash-settled LTIP awards was $8.1 million, of which $4.7 million was classified within Accrued expenses and other current liabilities and $3.4 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. In addition, the Company paid $6.2 million to settle such liabilities during Fiscal 2014.

20. Segments

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, ecommerce and licensing. The five reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and utilized on a regular basis by the Company’s executive team to evaluate performance and allocate resources. In identifying reportable segments and disclosure of product offerings, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in five reportable segments as follows:

•	Justice segment – consists of the specialty retail, outlet, ecommerce and licensing operations of the Justice brand, as well as the specialty retail and ecommerce operations of the Brothers brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and ecommerce operations of the Lane Bryant and Cacique brands.

•	maurices segment – consists of the specialty retail, outlet and ecommerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and ecommerce operations of the dressbarn brand.

•	Catherines segment - consists of the specialty retail and ecommerce operations of the Catherines brand.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 2 and 3. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

Net sales and operating income (loss) for each segment are as follows:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
Net sales:	(millions)
Justice	$1,384.3	$1,407.4	$1,306.7
Lane Bryant (a)	1,080.0	1,050.1	119.7
maurices	971.4	917.6	852.9
dressbarn	1,022.5	1,020.7	1,037.6
Catherines (a)	332.4	319.1	36.4
Total net sales	$4,790.6	$4,714.9	$3,353.3

Operating income (loss):
Justice	$99.3	$182.3	$172.5
Lane Bryant (a)	(4.3)	(30.1)	(10.1)
maurices	86.0	107.0	102.7
dressbarn	39.4	30.3	56.9
Catherines (a)	24.4	10.4	(4.0)
Unallocated acquisition-related, integration and restructuring costs	(34.0)	(34.6)	(25.4)
Total operating income	$210.8	$265.3	$292.6

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for Fiscal 2012 is only a partial period from the acquisition date to July 28, 2012.

Depreciation and amortization expense and capital expenditures for each segment are as follows:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
Depreciation and amortization expense:	(millions)
Justice	$60.7	$56.3	$42.8
Lane Bryant (a)	45.6	43.7	5.2
maurices	39.5	31.5	26.1
dressbarn	40.5	38.5	32.5
Catherines (a)	7.3	6.0	0.8
Total depreciation and amortization expense	$193.6	$176.0	$107.4

Capital expenditures (b):
Justice	$93.5	$65.9	$58.9
Lane Bryant (a)	53.5	49.1	3.9
maurices	54.0	45.1	42.4
dressbarn	93.5	50.3	45.0
Catherines (a)	7.3	2.7	0.2
Corporate (c)	175.7	77.8	—
Total capital expenditures	$477.5	$290.9	$150.4

(a) The Charming Shoppes Acquisition was consummated on June 14, 2012; therefore the data related to the Lane Bryant and Catherines segments for Fiscal 2012 is only a partial period from the acquisition date to July 28, 2012.
(b) Excludes non-cash capital expenditures of $64.4 million in Fiscal 2014, $58.9 million in Fiscal 2013 and $13.4 million in Fiscal 2012.
(c) Includes capital expenditures for store-related capital improvements, investments in our technological and supply chain infrastructure and investments in corporate office space to support our growing operations.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total assets for each segment consist of the following:

	July 26, 2014	July 27, 2013
Assets:	(millions)
Justice	$858.3	$745.3
Lane Bryant	866.4	842.5
maurices	535.5	512.3
dressbarn	358.2	309.6
Catherines	86.6	83.0
Corporate (a)	418.8	379.0
Total assets	$3,123.8	$2,871.7
 _______

(a) Includes assets specifically identified as Corporate assets, principally cash, investments, corporate fixed assets, as discussed above, and other corporate assets.

The Company’s operations are largely concentrated in the United States and Canada. Accordingly, net sales and long-lived assets by geographic location are not meaningful at this time.

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Apparel	83%	83%	82%
Accessories and other	17%	17%	18%
Total net sales	100%	100%	100%

21. Additional Financial Information

	Fiscal Years Ended
Cash Interest and Taxes:	July 26, 2014	July 27, 2013	July 28, 2012
	(millions)
Cash paid for interest	$4.6	$15.6	$1.3
Cash paid for income taxes	$42.1	$19.7	$109.4

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related accrued obligations in the net amount of $64.4 million for Fiscal 2014, $58.9 million for Fiscal 2013 and $13.4 million for Fiscal 2012.

In addition, significant non-cash investing activities during Fiscal 2012 included the allocation of the fair value of the net assets acquired in connection with the Charming Shoppes Acquisition (See Note 5 for further discussion). Further, significant non-cash financing activities during 2012 included a two-for-one common stock split.

There were no other significant non-cash investing or financing activities for Fiscal 2014, Fiscal 2013 or Fiscal 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ascena Retail Group, Inc.
Mahwah, New Jersey

We have audited the accompanying consolidated balance sheets of Ascena Retail Group, Inc. and subsidiaries (the “Company”) as of July 26, 2014 and July 27, 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three fiscal years in the period ended July 26, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ascena Retail Group, Inc. and subsidiaries as of July 26, 2014 and July 27, 2013, and the results of its operations and its cash flows for each of the three fiscal years in the period ended July 26, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 26, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 22, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 22, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ascena Retail Group, Inc.
Mahwah, New Jersey

We have audited the internal control over financial reporting of Ascena Retail Group, Inc. and subsidiaries (the “Company”) as of July 26, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 26, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended July 26, 2014 of the Company and our report dated September 22, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 22, 2014

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

Fiscal Year Ended July 26, 2014	Fourth Quarter (a)(b)(c)(d)	Third Quarter (a)(b)(c)	Second Quarter (a)(b)(c)	First Quarter (a)(b)(c)
	(millions, except per share data)
Net sales	$1,182.4	$1,145.1	$1,266.5	$1,196.6
Cost of goods sold (a)	(535.2)	(487.4)	(604.6)	(503.4)
Gross margin (a)	647.2	657.7	661.9	693.2
Buying, distribution and occupancy costs (a)	(206.5)	(207.7)	(210.5)	(207.6)
Selling, general and administrative expenses (a)	(343.5)	(335.0)	(349.7)	(348.1)
Income from continuing operations	15.9	35.6	32.4	54.3
Loss from discontinued operations, net of taxes	(0.2)	(2.4)	(0.5)	(1.7)
Net income	15.7	33.2	31.9	52.6
Net income per common share – basic:
Continuing operations	$0.10	$0.22	$0.20	$0.34
Discontinued operations	$—	$(0.02)	$—	$(0.01)
Net income per common share – diluted:
Continuing operations	$0.10	$0.22	$0.19	$0.33
Discontinued operations	$—	$(0.02)	$—	$(0.01)

Fiscal Year Ended July 27, 2013	Fourth Quarter (b)(c)	Third Quarter (a)(b)(e)	Second Quarter (a)(b)(e)	First Quarter (a)(b)
	(millions, except per share data)
Net sales	$1,197.7	$1,142.2	$1,237.5	$1,137.5
Cost of goods sold (a)	(543.5)	(501.8)	(598.0)	(494.4)
Gross margin (a)	654.2	640.4	639.5	643.1
Buying, distribution and occupancy costs (a)	(197.1)	(196.3)	(180.7)	(196.4)
Selling, general and administrative expenses (a)	(330.8)	(326.8)	(343.4)	(329.8)
Income from continuing operations	38.3	32.9	37.8	46.2
(Loss) income from discontinued operations, net of taxes	(8.5)	(1.7)	9.4	(3.1)
Net income	29.8	31.2	47.2	43.1
Net income per common share – basic:
Continuing operations	$0.24	$0.21	$0.24	$0.30
Discontinued operations	$(0.05)	$(0.01)	$0.06	$(0.02)
Net income per common share – diluted:
Continuing operations	$0.23	$0.20	$0.23	$0.29
Discontinued operations	$(0.05)	$(0.01)	$0.06	$(0.02)
________

(a)
In the fourth quarter of Fiscal 2014, certain reclassifications were made to previously reported numbers. In fiscal 2014, $16.8 million, $26.4 million and $17.3 million were reclassified from Buying, distribution and occupancy costs to Cost of goods sold for the first, second and third quarters, respectively. In addition for Fiscal 2014, $5.1 million, $4.9 million and $5.4 million were reclassified from Selling, general and administrative expenses to Buying, distribution and occupancy costs for the first, second and third quarters, respectively. In fiscal 2013, $13.5 million, $22.6 million, $17.4 million and $17.4 million were reclassified from Buying, distribution and occupancy costs to Cost of goods sold for the first, second, third and fourth quarters, respectively. In addition for Fiscal 2013, $3.1 million, $5.2 million, $5.6 million and $5.1 million were reclassified from Selling, general and administrative expenses to Buying, distribution and occupancy costs for the first, second, third and fourth quarters, respectively. There have been no changes in historical operating income or historical net income for any period as a result of these changes. Refer to Note 2 to the consolidated financial statements for additional information.

(b)
Fiscal 2014 includes Acquisition-related, integration and restructuring costs of $5.3 million, $6.9 million, $12.7 million and $9.1 million in the first, second, third and fourth quarters, respectively. Fiscal 2013 includes Acquisition-related, integration and restructuring costs of $6.4 million, $6.8 million, $6.9 million and $14.5 million in the first, second, third and fourth quarters, respectively.

(c) Fiscal 2014 includes accelerated depreciation of $2.9 million, $3.1 million, $1.7 million and $0.9 million in the first, second, third and fourth quarters, respectively. Fiscal 2013 includes accelerated depreciation of $14.2 million in the fourth quarter. These accelerated depreciation expenses are in connection with the Company’s supply chain and technological integration efforts. Refer to Note 9 to the consolidated financial statements for additional information.
(d) In the fourth quarter of Fiscal 2014, the Company recorded a non-cash impairment charge of $13.0 million to write off the entire carrying value of the Studio Y trade name.
(e) Includes losses on the extinguishment of debt of $1.4 million and $7.9 million in the second and third quarters of Fiscal 2013, respectively.

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended July 26, 2014 have been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for the fiscal years ended July 30, 2011 and July 31, 2010 have been derived from audited consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

The consolidated balance sheet data as of July 26, 2014 and July 27, 2013 have been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The consolidated balance sheet data as of July 28, 2012, July 30, 2011 and July 31, 2010 have been derived from audited consolidated financial statements not included herein.

The Non-GAAP financial data below has been derived from our audited consolidated financial statements and is unaudited.

	Fiscal Years Ended(a)
	July 26, 2014 (b)(c)	July 27, 2013 (b)(c)(d)	July 28, 2012 (b)(g)(h)	July 30, 2011 (d)	July 31, 2010 (d)(i)
	(millions, except for share data)
Statement of Operations Data:
Net sales	$4,790.6	$4,714.9	$3,353.3	$2,914.0	$2,374.6
Impairment of intangible assets (e)	(13.0)	—	—	—	—
Depreciation and amortization expense	(193.6)	(176.0)	(107.4)	(89.8)	(71.6)
Operating income	210.8	265.3	292.6	289.8	217.5
Income from continuing operations	138.2	155.2	171.8	170.5	133.4

Net income from continuing operations per common share:
Basic	$0.86	$0.99	$1.12	$1.09	$0.92
Diluted	$0.84	$0.95	$1.08	$1.05	$0.87

Balance sheet data:
Cash and cash equivalents	$156.9	$186.4	$164.3	$243.5	$240.6
Short-term investments	30.4	3.0	1.4	54.1	86.5
Non-current investments	—	—	3.2	138.5	15.8
Working capital (f)	291.7	306.3	325.6	384.6	362.8
Total assets (f)	3,123.8	2,871.7	2,807.1	1,839.6	1,654.1
Total debt	172.0	135.6	326.6	—	26.0
Total equity	$1,737.7	$1,556.4	$1,340.9	$1,158.0	$1,014.7

Non-GAAP Financial Data (Unaudited):
Adjusted EBITDA (j)	$438.4	$495.8	$438.9	$391.9	$296.5
________

(a) Fiscal 2010 consisted of 53 weeks. All other Fiscal years presented consisted of 52 weeks.
(b) Includes Acquisition-related, restructuring and integration costs in Operating income of $34.0 million in Fiscal 2014, $34.6 million in Fiscal 2013 and $25.4 million in Fiscal 2012.
(c) Includes $8.6 million in Fiscal 2014 and $14.2 million in Fiscal 2013 of accelerated depreciation in connection with the Company’s supply chain and technological integration efforts. Refer to Note 9 in the consolidated financial statements for additional information.
(d) Includes losses on the extinguishment of debt of $9.3 million in Fiscal 2013, $4.0 million in Fiscal 2011 and $5.8 million in Fiscal 2010. Refer to Note 14 to the consolidated financial statements for additional information.
(e) Includes a non-cash impairment charge of $13.0 million in Fiscal 2014 to write off the entire carrying value of the Studio Y trade name. Refer to Note 11 in the consolidated financial statements for additional information.
(f) Fiscal 2013 and Fiscal 2012 include net assets (liabilities) related to discontinued operations.
(g) The Charming Shoppes Acquisition was consummated on June 14, 2012. Refer to Note 5 to the consolidated financial statements for additional information.
(h) Includes Acquisition-related, transaction costs of $14.0 million in Fiscal 2012.
(i) The merger with Tween Brands was consummated in November 2009.
(j) For an explanation of Adjusted EBITDA as a measure of our operating performance and a reconciliation to Net income, refer to the "Information Regarding Non-GAAP Financial Measure - Adjusted EBITDA" section in the MD&A.