Form 10-Q
period 2014-10-25
Ascena Retail Group, Inc.
filed 2014-12-02
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 25, 2014

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
The Registrant had 162,601,126 shares of common stock outstanding as of November 28, 2014.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 25, 2014	July 26, 2014
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164.1	$156.9
Short-term investments	5.0	30.4
Inventories	626.0	553.2
Deferred tax assets	64.5	46.7
Prepaid expenses and other current assets	137.1	136.4
Total current assets	996.7	923.6
Property and equipment, net	1,138.0	1,110.6
Goodwill	581.4	581.4
Other intangible assets, net	434.7	435.4
Other assets	82.5	72.8
Total assets	$3,233.3	$3,123.8

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$249.9	$253.2
Accrued expenses and other current liabilities	330.2	308.9
Deferred income	63.2	63.5
Income taxes payable	12.0	6.3
Total current liabilities	655.3	631.9
Long-term debt	236.0	172.0
Lease-related liabilities	247.8	248.5
Deferred income taxes	156.3	147.7
Other non-current liabilities	140.8	186.0
Commitments and contingencies (Note 10)
Total liabilities	1,436.2	1,386.1

Equity:
Common stock, par value $0.01 per share; 162.4 million and 161.8 million shares issued and outstanding	1.6	1.6
Additional paid-in capital	650.5	642.2
Retained earnings	1,149.6	1,096.1
Accumulated other comprehensive loss	(4.6)	(2.2)
Total equity	1,797.1	1,737.7
Total liabilities and equity	$3,233.3	$3,123.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 25, 2014	October 26, 2013
	(millions, except per share data) (unaudited)
Net sales	$1,194.2	$1,196.6
Cost of goods sold	(499.7)	(503.4)
Gross margin	694.5	693.2

Other costs and expenses:
Buying, distribution and occupancy costs	(214.4)	(207.6)
Selling, general and administrative expenses	(354.5)	(348.1)
Acquisition-related, integration and restructuring costs	(9.0)	(5.3)
Depreciation and amortization expense	(50.5)	(46.6)
Total other costs and expenses	(628.4)	(607.6)
Operating income	66.1	85.6

Interest expense	(1.7)	(1.5)
Interest and other income, net	0.1	—
Income from continuing operations before provision for income taxes	64.5	84.1
Provision for income taxes from continuing operations	(11.0)	(29.8)
Income from continuing operations	53.5	54.3
Loss from discontinued operations, net of taxes (a)	—	(1.7)
Net income	$53.5	$52.6

Net income per common share - basic:
Continuing operations	$0.33	$0.34
Discontinued operations	—	(0.01)
Total net income per basic common share	$0.33	$0.33

Net income per common share – diluted:
Continuing operations	$0.32	$0.33
Discontinued operations	—	(0.01)
Total net income per diluted common share	$0.32	$0.32

Weighted average common shares outstanding:
Basic	162.0	159.4
Diluted	164.8	164.1
_______
(a) Loss from discontinued operations is presented net of a $2.6 million income tax benefit for the three months ended October 26, 2013.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 25, 2014	October 26, 2013
	(millions) (unaudited)
Net income	$53.5	$52.6
Other comprehensive loss, net of tax(a):
Foreign currency translation adjustment	(2.4)	(0.6)
Total other comprehensive loss	(2.4)	(0.6)
Total comprehensive income	$51.1	$52.0
_______
(a) No tax benefits have been provided in any period primarily due to the Company's indefinite reinvestment assertion for foreign earnings.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 25, 2014	October 26, 2013
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$53.5	$52.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50.5	46.6
Deferred income tax benefit	(12.6)	(9.0)
Deferred rent and other occupancy costs	(9.2)	(8.8)
Non-cash stock-based compensation expense	6.8	13.2
Non-cash impairments of tangible assets	1.8	1.8
Non-cash interest expense	0.3	0.3
Other non-cash expense	(1.9)	(0.2)
Excess tax benefits from stock-based compensation	(0.1)	(1.5)
Changes in operating assets and liabilities:
Inventories	(72.8)	(92.6)
Accounts payable, accrued liabilities and income tax liabilities	10.4	44.1
Deferred income	1.0	(0.9)
Lease-related liabilities	8.7	10.2
Other balance sheet changes, net	(13.0)	1.8
Change in net assets related to discontinued operations	—	(16.6)
Net cash provided by operating activities	23.4	41.0

Cash flows from investing activities:
Capital expenditures	(96.5)	(130.0)
Proceeds from sale of assets	—	42.2
Purchase of investments	(12.9)	(0.7)
Proceeds from sales and maturities of investments	26.8	—
Net cash used in investing activities	(82.6)	(88.5)

Cash flows from financing activities:
Proceeds from borrowings	214.0	241.0
Repayments of debt	(150.0)	(188.0)
Proceeds from stock options exercised and employee stock purchases	2.3	8.6
Excess tax benefits from stock-based compensation	0.1	1.5
Net cash provided by financing activities	66.4	63.1

Net increase in cash and cash equivalents	7.2	15.6
Cash and cash equivalents at beginning of period	156.9	186.4

Cash and cash equivalents at end of period	$164.1	$202.0

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“Ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls and boys. The Company operates, through its 100% owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company's operations include approximately 3,900 stores throughout the United States and Canada, with annual revenues of approximately $4.8 billion for the fiscal year ended July 26, 2014. Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

2. Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and are unaudited. In the opinion of management, however, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial condition, results of operations, comprehensive income and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the U.S. (“US GAAP”) have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The condensed consolidated balance sheet data as of July 26, 2014 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended July 26, 2014 (the “Fiscal 2014 10-K”), which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2014 10-K for a complete set of financial statements.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2015 will end on July 25, 2015 and will be a 52-week period (“Fiscal 2015”). Fiscal 2014 ended on July 26, 2014 and reflected a 52-week period (“Fiscal 2014”). The first quarter of Fiscal 2015 ended on October 25, 2014 and was a 13-week period. The first quarter of Fiscal 2014 ended on October 26, 2013 and was also a 13-week period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Notes 3 and 4 to the Fiscal 2014 10-K.

Reclassifications

Historically, the Company included freight costs to move merchandise from its distribution centers to its retail stores within Buying, distribution and occupancy costs. As these costs were appropriately treated as a component of inventory, such costs should have been expensed to Cost of goods sold as the inventories were sold. In the fourth quarter of Fiscal 2014, the Company restated its prior period information by reclassifying these freight costs from Buying, distribution and occupancy costs to Cost of goods sold. This reclassification included $10.9 million of such costs for the first quarter of Fiscal 2014. There were no changes to historical operating income or historical net income for any period as a result of this change.

In addition, given the significant increase in ecommerce revenues and related shipping costs, the Company concluded in the fourth quarter of Fiscal 2014 that freight costs to bring ecommerce merchandise to its final destination should be classified consistently with brick-and-mortar freight charges. This presentation aligns with how the Company now evaluates the effect of the increased ecommerce business on its results from operations. Accordingly, the Company changed its financial statement presentation by reclassifying these shipping costs from Buying, distribution and occupancy costs to Costs of goods sold. This reclassification included $5.9 million of such costs for the first quarter of Fiscal 2014. There were no changes to historical operating income or historical net income for any period as a result of this change.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain other immaterial reclassifications have been made to the prior period financial information in order to conform to the current period's presentation.

3. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition". The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

4. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	October 25, 2014	July 26, 2014
	(millions)
Justice	$225.6	$198.6
Lane Bryant	144.4	125.6
maurices	114.7	105.5
dressbarn	103.7	97.1
Catherines	37.6	26.4
Total inventories	$626.0	$553.2

5. Fair Value Measurements

Cash and cash equivalents (Level 1 measurements) are recorded at carrying value, which approximates fair value. As of October 25, 2014, the Company’s only short-term investment was restricted cash (Level 1 measurement), which is recorded at carrying value and which approximates fair value. As the Company’s primary debt obligations, consisting primarily of revolving credit borrowings, are variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and carrying value of the Company’s debt obligations.

6. Debt

Debt consists of the following:	October 25, 2014	July 26, 2014
	(millions)
Revolving credit agreement	$236.0	$172.0
Less: current portion	—	—
Total long-term debt	$236.0	$172.0

Revolving Credit Agreement

The Company and certain of its domestic subsidiaries are parties to an amended and restated revolving credit agreement (the “Revolving Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A. as administrative agent. The Revolving Credit Agreement provides a senior secured revolving credit facility up to $500 million, with an optional additional increase of up to $100 million. The Revolving Credit Agreement expires in June 2018. There are no mandatory reductions in borrowing availability throughout the term of the Revolving Credit Agreement. However, availability under the Revolving Credit Agreement fluctuates from month-to-month based on the Company’s underlying collateral position at the end of the period. The Company's collateral position is determined, at any given period, by the aggregate of the Company’s (i) inventory position (less reserves), (ii) market value of eligible real properties up to certain limits, and (iii) eligible credit card receivables.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Revolving Credit Agreement may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures and for general corporate purposes. The Revolving Credit Agreement includes a $250 million letter of credit sublimit, of which $60 million can be used for standby letters of credit, and a $25 million swing loan sublimit. Borrowings under the Revolving Credit Agreement bear interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points; plus an applicable margin ranging from 50 basis points to 200 basis points based on a combination of the type of borrowing (prime or LIBOR) and average borrowing availability during the previous fiscal quarter.

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in an amount ranging between 25 basis points and 37.5 basis points per annum based on the Company’s average utilization during the previous fiscal quarter.

As of October 25, 2014, after taking into account the $236.0 million of revolving debt outstanding and the $13.3 million in outstanding letters of credit, the Company had $250.7 million of its variable availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Company is subject to certain restrictions and financial covenants with respect to minimum availability limits under the Revolving Credit Agreement.  Such limits are variable based on the outstanding borrowing commitment.  Should Availability (as defined in the Revolving Credit Agreement) fall below the minimum level for three consecutive days, the Company would be in a Reduced Availability Period and would be subject to a fixed charge coverage ratio test.  As of October 25, 2014, the Reduced Availability Period would be triggered if our availability were to drop below approximately $50.0 million for three consecutive days.  As of October 25, 2014, the Company had $250.7 million in availability under the Revolving Credit Agreement and accordingly, the fixed charge coverage ratio test does not apply.

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

The Company's Revolving Credit Agreement allows us to pay dividends, provided that at the time of and immediately after giving effect to the dividend, (i) there is no default or event of default, and (ii) Availability (as defined in the Revolving Credit Agreement) is not less than 20% of the aggregate Revolving Commitments (as defined in the Revolving Credit Agreement), subject to a minimum predetermined availability limit. Dividends are payable when declared by our Board of Directors.

7. Retirement Agreement

On October 20, 2014, the Company announced that the President and CEO of its Justice brand will retire in January 2015. As a result, previously accrued deferred compensation under the terms of his employment agreement of approximately $37 million will be payable in late July 2015. This amount, which was treated as a non-deductible permanent item for income tax purposes in previous periods, became fully deductible in the first quarter of Fiscal 2015. The related tax benefit of approximately $13 million was treated as a discrete item within the first quarter of Fiscal 2015 and was a significant factor in reducing the Company's effective income tax rate.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the deferred compensation, and also pursuant to the terms of his employment agreement, a previously accrued severance payment of $9 million is scheduled to be paid into a Rabbi Trust in January 2015 and disbursed in late July 2015.

As a result of the retirement agreement, the Company reclassified the deferred compensation and severance accruals discussed above during the first quarter of Fiscal 2015 from Other non-current liabilities to Accrued expenses and other current liabilities. Deferred taxes on the deferred compensation and severance accruals are included within Deferred tax assets as of October 25, 2014 in the accompanying condensed consolidated balance sheets and comprise substantially all of the change in that balance from July 26, 2014.

8. Equity

	Three Months Ended
Summary of Changes in Equity:	October 25, 2014	October 26, 2013
	(millions)
Balance at beginning of period	$1,737.7	$1,556.4
Total comprehensive income	51.1	52.0
Shares issued and equity grants made pursuant to stock-based compensation plans	8.3	20.4
Other	—	(0.6)
Balance at end of period	$1,797.1	$1,628.2

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

There were no purchases of common stock by the Company during the three months ended October 25, 2014 under its repurchase program. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at October 25, 2014.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	October 25, 2014	October 26, 2013
	(millions)
Basic	162.0	159.4
Dilutive effect of stock options, restricted stock and restricted stock units	2.8	4.7
Diluted shares	164.8	164.1

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of October 25, 2014 and October 26, 2013, there was an aggregate of approximately 8.5 million and 5.9 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of restricted stock units that were excluded from the diluted share calculations.

9. Stock-based Compensation

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

As of October 25, 2014, there were approximately 7.3 million shares remaining under the 2010 Stock Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	October 25, 2014	October 26, 2013
	(millions)
Compensation expense	$6.8	$13.2
Income tax benefit	$(2.6)	$(5.0)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Three Months Ended
	October 25, 2014	October 26, 2013
Expected term (years)	4.0	3.9
Expected volatility	38.9%	40.0%
Risk-free interest rate	1.8%	1.5%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$4.99	$7.13

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the three months ended October 25, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 26, 2014	12,714.4	$14.04	5.6	$45.7
Granted	3,108.2	14.12
Exercised	(258.2)	8.28
Cancelled/Forfeited	(196.1)	17.38
Options outstanding – October 25, 2014	15,368.3	$14.11	5.7	$17.0

Options vested and expected to vest at October 25, 2014 (b)	14,795.7	$14.65	5.0	$17.0
Options exercisable at October 25, 2014	8,680.5	$12.11	4.9	$17.0
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of October 25, 2014, there was $37.4 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years. The total intrinsic value of options exercised during the three months ended October 25, 2014 was approximately $2.0 million and during the three months ended October 26, 2013 was approximately $7.6 million. The total grant date fair value of options that vested during the three months ended October 25, 2014 was approximately $13.3 million and during the three months ended October 26, 2013 was approximately $12.4 million.

Restricted Equity Awards

A summary of Restricted Equity Awards activity during the three months ended October 25, 2014 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 26, 2014	1,247.7	$17.66	662.1	$17.18	176.6	$16.68
Granted	390.8	13.75	144.0	13.75	61.0	13.34
Vested	(307.2)	17.66	(109.1)	12.91	—	—
Cancelled/Forfeited	(65.0)	17.19	(267.9)	16.80	(52.8)	12.25
Nonvested at October 25, 2014	1,266.3	$16.48	429.1	$17.36	184.8	$16.84

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards
Total unrecognized compensation at October 25, 2014 (millions)	$14.2	$3.7	$1.7
Weighted-average years expected to be recognized over (years)	3.5	2.1	2.0

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash-Settled Long-Term Incentive Plan Awards ("Cash-Settled LTIP Awards")

A summary of Cash-Settled LTIP Awards activity during the three months ended October 25, 2014 is as follows:

Cash-Settled LTIP Awards
Number of Shares
(thousands)
Nonvested at July 26, 2014	858.0
Granted	718.0
Vested	(107.4)
Cancelled/Forfeited	(125.9)
Nonvested at October 25, 2014	1,342.7

As of October 25, 2014, there was $14.0 million of total unrecognized compensation cost related to Cash-Settled LTIP Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years. As of October 25, 2014, the liability for Cash-Settled LTIP Awards was $4.7 million, of which $1.7 million was classified within Accrued expenses and other current liabilities and $3.0 million was classified within Other non-current liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company paid $1.5 million and $5.7 million to settle such liabilities during the first quarter of Fiscal 2015 and the first quarter of Fiscal 2014, respectively.

10. Commitments and Contingencies

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including product and safety concerns; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although such litigation is routine and incidental to the conduct of our business, like any business of our size which has a significant number of employees and sells a significant amount of merchandise, such litigation can result in large monetary awards. The consequences of these matters cannot be fully determined by management at this time. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our condensed consolidated financial statements.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 3 and 4 to the Fiscal 2014 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

Net sales, operating income (loss) and depreciation and amortization expense for each segment are as follows:

	Three Months Ended
	October 25, 2014	October 26, 2013
	(millions)
Net sales:
Justice	$357.0	$372.5
Lane Bryant	245.7	247.7
maurices	251.9	242.1
dressbarn	259.6	257.2
Catherines	80.0	77.1
Total net sales	$1,194.2	$1,196.6

Operating income (loss):
Justice	$40.8	$51.9
Lane Bryant	(8.6)	(4.1)
maurices	26.9	28.1
dressbarn	8.1	9.1
Catherines	7.9	5.9
Unallocated acquisition-related, integration and restructuring costs	(9.0)	(5.3)
Total operating income	$66.1	$85.6

Depreciation and amortization expense:
Justice	$14.8	$14.3
Lane Bryant	11.6	11.7
maurices	10.6	8.8
dressbarn	11.8	10.3
Catherines	1.7	1.5
Total depreciation and amortization expense	$50.5	$46.6

12. Additional Financial Information

	Three Months Ended
Cash Interest and Taxes:	October 25, 2014	October 26, 2013
	(millions)
Cash paid for interest	$1.3	$1.1
Cash paid for income taxes	$6.0	$5.4

Non-cash Transactions

Non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $46.3 million for the three months ended October 25, 2014 and $55.8 million for the three months ended October 26, 2013.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended July 26, 2014 (the "Fiscal 2014 10-K"). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Our Business

The Company is a leading national specialty retailer of apparel for women and tween girls and boys. The Company operates, through its 100% owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company's operations include approximately 3,900 stores throughout the United States and Canada, with annual revenues of approximately $4.8 billion for the fiscal year ended July 26, 2014. Ascena and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

We classify our businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 1,009 specialty retail and outlet stores (of which 219 sell dual-gender merchandise), ecommerce operations and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 5 to 12 in an environment designed to match the energetic lifestyle of tween girls, and fashionable apparel to boys who are ages 5 to 12 under the Brothers brand. The Lane Bryant segment includes approximately 780 specialty retail and outlet stores and ecommerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels, such as Lane Bryant and Cacique, to female customers in the 25 to 45 age range. The maurices segment includes approximately 929 specialty retail and outlet stores and ecommerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 20 to 35 year-old female, including both a core and plus-size offering, with stores concentrated in small markets (approximately 25,000 to 150,000 people). The dressbarn segment includes approximately 834 specialty retail and outlet stores and ecommerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 385 specialty retail stores and ecommerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

Seasonality of Business

Our business is typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods.  In particular, sales at Justice tend to be significantly higher during the fall season which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season that is focused on gift-giving merchandise.  The maurices brand experiences peak sales during the December holiday season as well as during the early spring which includes the Easter holiday season. The dressbarn brand has historically experienced higher sales in the spring, which includes the Easter and Mother’s Day holidays. The Lane Bryant and Catherines brands typically experience peak sales during the Easter, Mother’s Day and December holiday seasons.  Lane Bryant’s peak sales around Mother’s Day typically extend through Memorial Day and into the early summer. In addition, our results of operations and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in store comparable sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Summary of Financial Performance

General Economic Conditions

Our performance is subject to macroeconomic conditions and their impact on levels and patterns of consumer spending. Some of the factors that could negatively impact discretionary consumer spending include general economic conditions, high unemployment, lower wage levels, reductions in net worth, higher energy and other prices, increasing interest rates, severe weather conditions and low consumer confidence. Other factors can impact the operations of our Company, such as the current slowdown at the West Coast ports, delaying receipt of our products into our distribution centers. These factors could have a negative effect on our U.S. based operations, which in turn could have a material effect on our business, results of operations, financial condition and cash flows.
During the first fiscal quarter, the level and mix of discretionary spending, along with increased competition and slow economic growth, resulted in a challenging beginning to our fall season. Consumer traffic remained inconsistent, which has caused certain of our brands to become more promotional in an effort to offset traffic declines with higher conversion. While we remain optimistic the current decrease in fuel prices will support sales during the upcoming holiday season, we will continue to monitor the spending patterns of consumers at each of our brands and adjust, as necessary, our operating strategies to mitigate the impact on our operating results.

Despite these challenges, we remain committed to our long-term growth initiatives and operational philosophy of creating shareholder value while remaining focused on disciplined expense management. We continue to expect that the investments we are currently making in our business, while dilutive to our earnings in the short-term, will create long-term shareholder value.
First Quarter Summary and Key Developments

Financial highlights for the first quarter of Fiscal 2015 are as follows:

•	Net sales of $1.2 billion for the first quarter of Fiscal 2015 were flat when compared to the first quarter of Fiscal 2014.

•	Combined comparable store and ecommerce sales decreased 2%, with consolidated store comparable sales down 4% and consolidated ecommerce comparable sales up 16%.

•	Gross margin rate increased by 30 basis points to 58.2% from 57.9%.

•	Operating income was $66.1 million, or 5.5% of net sales, compared to $85.6 million, or 7.2% of net sales for the first quarter of Fiscal 2014.

•	The effective tax rate was 17.1%, compared to 35.4% for the first quarter of Fiscal 2014.

•	Net income per diluted share was flat at $0.32.

Liquidity highlights as of the end of the first quarter of Fiscal 2015 are as follows:

•
We were in a net debt position (total cash and cash equivalents, plus short-term investments, less total debt) of $66.9 million, compared to a net cash and investments position of $15.3 million as of the end of Fiscal 2014.

•	Cash from operations was $23.4 million for the first quarter of Fiscal 2015, compared to $41.0 million for the first quarter of Fiscal 2014.

•	We used $96.5 million for capital expenditures.

•	Additional net borrowings under our credit agreement in the first quarter of Fiscal 2015 totaled $64.0 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for the periods presented herein has been affected by certain transactions, including:

•	Certain acquisition-related, integration and restructuring costs; and

•	Accelerated depreciation of fixed assets related to our integration initiatives.

A summary of the effect of certain of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended
	October 25, 2014	October 26, 2013
	(millions)
Acquisition-related, integration and restructuring costs	$(9.0)	$(5.3)
Accelerated depreciation associated with the Company’s supply chain and technological integration efforts	(0.5)	(2.9)
Total	$(9.5)	$(8.2)

Our results of operations discussion highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should individually consider the types of events and transactions that have affected our operating trends.

Reclassifications

Historically, the Company included freight costs to move merchandise from its distribution centers to its retail stores within Buying, distribution and occupancy costs. As these costs were appropriately treated as a component of inventory, such costs should have been expensed to Cost of goods sold as the inventories were sold. In the fourth quarter of Fiscal 2014, the Company restated its prior period information by reclassifying these freight costs from Buying, distribution and occupancy costs to Cost of goods sold. This reclassification included $10.9 million of such costs for the first quarter of Fiscal 2014. There were no changes to historical operating income or historical net income for any period as a result of this change.

In addition, given the significant increase in ecommerce revenues and related shipping costs, the Company concluded in the fourth quarter of Fiscal 2014 that freight costs to bring ecommerce merchandise to its final destination should be classified consistently with brick-and-mortar freight charges. This presentation aligns with how the Company now evaluates the effect of the increased ecommerce business on its results from operations. Accordingly, the Company changed its financial statement presentation by reclassifying these shipping costs from Buying, distribution and occupancy costs to Costs of goods sold. This reclassification included $5.9 million of such costs for the first quarter of Fiscal 2014. There were no changes to historical operating income or historical net income for any period as a result of this change.

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

•	it enhances investor's ability to analyze trends in our business; and

•	it is a significant performance measure in our incentive compensation programs.

We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with those of other companies in our industry, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for performance measures in accordance with generally accepted accounting principles in the United States ("GAAP"), such as operating income, net income, net cash provided by operating activities, or other measures of performance or liquidity we have reported in our condensed consolidated financial statements.

The following table reconciles Adjusted EBITDA to net income as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP:

	Three Months Ended
	October 25, 2014	October 26, 2013
	(millions)
Adjusted EBITDA	$125.6	$137.5
Acquisition-related, integration and restructuring costs	(9.0)	(5.3)
Depreciation and amortization expense	(50.5)	(46.6)
Operating income	66.1	85.6

Interest expense	(1.7)	(1.5)
Interest and other income, net	0.1	—
Income from continuing operations before provision for income taxes	64.5	84.1
Provision for income taxes from continuing operations	(11.0)	(29.8)
Income from continuing operations	53.5	54.3
Loss from discontinued operations, net of taxes	—	(1.7)
Net income	$53.5	$52.6

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended October 25, 2014 compared to Three Months Ended October 26, 2013

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	October 25, 2014	October 26, 2013	$ Change	% Change
	(millions, except per share data)
Net sales	$1,194.2	$1,196.6	$(2.4)	(0.2)%

Cost of goods sold	(499.7)	(503.4)	3.7	(0.7)%
Cost of goods sold as % of net sales	41.8%	42.1%
Gross margin	694.5	693.2	1.3	0.2%
Gross margin as % of net sales	58.2%	57.9%
Other costs and expenses:
Buying, distribution and occupancy costs	(214.4)	(207.6)	(6.8)	3.3%
Buying, distribution and occupancy costs as % of net sales	18.0%	17.3%
Selling, general and administrative expenses	(354.5)	(348.1)	(6.4)	1.8%
SG&A expenses as % of net sales	29.7%	29.1%
Acquisition-related, integration and restructuring costs	(9.0)	(5.3)	(3.7)	69.8%
Depreciation and amortization expense	(50.5)	(46.6)	(3.9)	8.4%
Total other costs and expenses	(628.4)	(607.6)	(20.8)	3.4%
Operating income	66.1	85.6	(19.5)	(22.8)%
Operating income as % of net sales	5.5%	7.2%
Interest expense	(1.7)	(1.5)	(0.2)	13.3%
Interest and other income, net	0.1	—	0.1	NM
Income from continuing operations before provision for income taxes	64.5	84.1	(19.6)	(23.3)%
Provision for income taxes from continuing operations	(11.0)	(29.8)	18.8	(63.1)%
Effective tax rate(a)	17.1%	35.4%
Income from continuing operations	53.5	54.3	(0.8)	(1.5)%
Loss from discontinued operations, net of taxes (b)	—	(1.7)	1.7	(100.0)%
Net income	$53.5	$52.6	$0.9	1.7%

Net income per common share - basic:
Continuing operations	$0.33	$0.34	$(0.01)	(2.9)%
Discontinued operations	—	(0.01)	0.01	(100.0)%
Total net income per basic common share	$0.33	$0.33	$—	—%

Net income per common share - diluted:
Continuing operations	$0.32	$0.33	$(0.01)	(3.0)%
Discontinued operations	—	(0.01)	0.01	(100.0)%
Total net income per diluted common share	$0.32	$0.32	$—	—%
________

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b)	Loss from discontinued operations is presented net of a $2.6 million income tax benefit for the three months ended October 26, 2013.
(NM) Not Meaningful.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales of $1.2 billion for the three months ended October 25, 2014 were flat when compared to the three months ended October 26, 2013, as new store growth at our Justice and maurices brands was offset by lower combined comparable store and ecommerce sales at our Justice brand. On a consolidated basis, store comparable sales decreased by $37.3 million, or 4%, to $971.0 million during the three months ended October 25, 2014 from $1,008.3 million during the three months ended October 26, 2013. Also on a consolidated basis, ecommerce sales increased by $15.8 million, or 16%, to $112.9 million during the three months ended October 25, 2014 from $97.1 million during the three months ended October 26, 2013.

Net sales data for our five business segments is presented below.

	Three Months Ended
	October 25, 2014	October 26, 2013	$ Change	% Change
	(millions)		(millions)
Net sales:
Justice	$357.0	$372.5	$(15.5)	(4.2)%
Lane Bryant	245.7	247.7	(2.0)	(0.8)%
maurices	251.9	242.1	9.8	4.0%
dressbarn	259.6	257.2	2.4	0.9%
Catherines	80.0	77.1	2.9	3.8%
Total net sales	$1,194.2	$1,196.6	$(2.4)	(0.2)%

Store comparable sales (a)				(4)%
Ecommerce comparable sales				16%
Combined comparable store and ecommerce sales (b)				(2)%
_______
(a) Store comparable sales generally refers to the growth of sales in only stores open in the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). The determination of which stores are included in the store comparable sales calculation normally changes at the beginning of each fiscal year, except for stores that close during the fiscal year, which are excluded from store comparable sales beginning with the fiscal month the store actually closes.
(b) The Company believes our ecommerce operations are interdependent with our brick-and-mortar store sales and, as such, we believe that reporting combined comparable store and ecommerce sales on a brand-by-brand basis, as discussed below, is a more appropriate presentation.

Justice net sales. The net decrease primarily reflects:

•	a decrease of $22.9 million, or 7%, in combined comparable store and ecommerce sales during the three months ended October 25, 2014;

•	a $9.9 million increase in non-comparable stores sales, primarily driven by an increase related to 25 net new store openings during the last twelve months; and

•	a $2.5 million decrease in wholesale, licensing operations and other revenues

Lane Bryant net sales. The net decrease primarily reflects:

•	a decrease of $1.1 million, or essentially flat, in combined comparable store and ecommerce sales during the three months ended October 25, 2014;

•
a $0.2 million decrease in non-comparable stores sales, as the positive effects of 39 new store openings during the last twelve months was more than offset by 49 store closings in the last twelve months; and

•	a $0.7 million decrease in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $0.2 million, or essentially flat, in combined comparable store and ecommerce sales during the three months ended October 25, 2014;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•	a $10.5 million increase in non-comparable stores sales, primarily driven by an increase related to 43 net new store openings during the last twelve months; and

•	a $0.9 million decrease in other revenues.

dressbarn net sales. The net increase primarily reflects:

•	a decrease of $0.8 million, or essentially flat, in combined comparable store and ecommerce sales during the three months ended October 25, 2014;

•	a $2.5 million increase in non-comparable stores sales, as the positive effect of 34 new store openings was only offset in part by 42 store closings during the last twelve months; and

•	a $0.7 million increase in other revenues.

Catherines net sales. The net increase primarily reflects:

•	an increase of $3.1 million, or 4%, in combined comparable store and ecommerce sales during the three months ended October 25, 2014;

•	a $0.8 million decrease in non-comparable stores sales, primarily driven by a decrease related to 5 store closings during the last twelve months; and

•	a $0.6 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 30 basis points to 58.2% for the three months ended October 25, 2014 from 57.9% for the three months ended October 26, 2013. Our gross margin rate, as discussed on a brand-by-brand basis below, benefited primarily from higher gross margins at maurices, dressbarn and Catherines, offset in part by lower gross margins at Lane Bryant.

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

Buying, distribution and occupancy costs increased by $6.8 million, or 3.3%, to $214.4 million for the three months ended October 25, 2014 from $207.6 million for the three months ended October 26, 2013. Buying, distribution and occupancy costs as a percentage of net sales increased by 70 basis points to 18.0% for the three months ended October 25, 2014 from 17.3% for the three months ended October 26, 2013. The increase in Buying, distribution and occupancy costs, both in dollars and as a percentage of net sales, was primarily due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014 and higher store-occupancy costs related to the new store growth during the past twelve months, offset in part by lower distribution expenses resulting primarily from the integration of Lane Bryant's and Catherines's brick-and-mortar operations into the Company's distribution facilities in Etna, Ohio.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under Buying, distribution and occupancy costs. SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, insurance costs, legal costs and costs related to other administrative services.

SG&A expenses increased by $6.4 million, or 1.8%, to $354.5 million for the three months ended October 25, 2014 from $348.1 million for the three months ended October 26, 2013. SG&A expenses as a percentage of net sales increased by 60 basis points to 29.7% for the three months ended October 25, 2014 from 29.1% for the three months ended October 26, 2013. The increase in SG&A expenses was primarily due to store-related payroll costs and other store expenses resulting from the new store growth and higher marketing costs, offset in part by a decrease in administrative payroll costs related to incentive compensation.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $3.9 million, or 8.4%, to $50.5 million for the three months ended October 25, 2014 from $46.6 million for the three months ended October 26, 2013. The increase was due to (i) new store openings during the last twelve months, (ii) our expanded distribution centers in Ohio and Indiana being placed into service in second half of Fiscal 2014 and (iii) the relocation of our corporate offices to Mahwah, New Jersey in the third quarter of Fiscal 2014. These increases were partially offset by the accelerated depreciation of $2.9 million recorded in the first quarter of Fiscal 2014 for assets which were retired in Fiscal 2014.

Operating Income. Operating income decreased $19.5 million, or 22.8%, to $66.1 million for the three months ended October 25, 2014 from $85.6 million for the three months ended October 26, 2013. Operating income as a percentage of net sales decreased 170 basis points, to 5.5% for the three months ended October 25, 2014 from 7.2% for the three months ended October 26, 2013. The decrease primarily reflected increases in Buying, distribution and occupancy costs, SG&A expenses, acquisition-related, integration and restructuring costs and depreciation expense.

Operating income data for our five business segments is presented below.

	Three Months Ended
	October 25, 2014	October 26, 2013	$ Change	% Change
	(millions)		(millions)
Operating income (loss):
Justice	$40.8	$51.9	$(11.1)	(21.4)%
Lane Bryant	(8.6)	(4.1)	(4.5)	109.8%
maurices	26.9	28.1	(1.2)	(4.3)%
dressbarn	8.1	9.1	(1.0)	(11.0)%
Catherines	7.9	5.9	2.0	33.9%
Unallocated acquisition-related, integration and restructuring costs	(9.0)	(5.3)	(3.7)	69.8%
Total operating income	$66.1	$85.6	$(19.5)	(22.8)%

Justice operating income decreased by $11.1 million as a result of a decrease in sales and an increase in Buying, distribution and occupancy costs, offset in part by lower SG&A expenses. The gross margin rate was relatively flat as the benefit achieved from a change in product mix was offset by higher promotional markdowns, which are expected to continue in the second quarter. Buying, distribution and occupancy costs increased largely as a result of higher store occupancy costs primarily related to store growth over the past twelve months. The decrease in SG&A expenses was mainly attributable to a decrease in administrative-payroll costs related to incentive compensation, offset in part by an increase in store-related payroll and other costs resulting from the new store growth. Depreciation expense remained flat as increased depreciation expense from new store growth and higher allocated depreciation of Company-owned facilities placed into service during Fiscal 2014, were offset by accelerated depreciation recorded in the first quarter of Fiscal 2014 for assets which were retired in Fiscal 2014.

Lane Bryant operating loss increased by $4.5 million as a result of a decrease in sales and gross margin rate and an increase in SG&A expenses, offset in part by a decrease in Buying, distribution and occupancy costs. The lower gross margin rate was mainly attributable to higher promotional markdowns, offset in part by lower freight costs. The lower Buying, distribution and occupancy costs resulted primarily from a decrease in store occupancy costs associated with store closings during the last twelve months and lower distribution expenses resulting from the integration of their brick-and-mortar operations into the Company's distribution facility in Etna, Ohio. SG&A expenses increased due to increases in administrative-payroll costs, store-related payroll costs and higher marketing costs. These costs include the impact of a duplicative allocated corporate overhead structure, which is expected to decrease upon the completion of the Company's migration to common information technology platforms.

maurices operating income decreased by $1.2 million as an increase in sales and gross margin rate was more than offset by increases in Buying, distribution and occupancy costs, SG&A expenses and depreciation expense. The gross margin rate benefited from lower product costs achieved through directly sourcing more products. The increase in Buying, distribution and occupancy costs was mainly due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014 and an increase in store occupancy and distribution expenses, which resulted largely from new store growth and the increased ecommerce sales volume. The increase in SG&A expenses was primarily due to an increase in store-related payroll and other costs resulting from the new store growth, as well as higher marketing costs. These factors were offset in part

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

by a decrease in administrative payroll costs related to incentive compensation. The increase in depreciation expense resulted mainly from new store growth and higher allocated depreciation of Company-owned facilities, which were placed into service during Fiscal 2014.

dressbarn operating income decreased by $1.0 million as an increase in sales and gross margin rate was more than offset by increases in Buying, distribution and occupancy costs and depreciation expense. The higher gross margin rate was mainly attributable to lower markdowns as tighter inventory control resulted in a better sell-through of merchandise. Buying, distribution and occupancy costs increased due to investments in the merchandising and design functions throughout Fiscal 2014 and an increase in store occupancy costs which resulted from higher rent associated with new stores. SG&A expenses remained flat as a decrease in administrative-payroll costs related to incentive compensation was offset by increased administrative expenses related to ecommerce growth and an increase in marketing costs. The increase in depreciation expense resulted from higher allocated depreciation of Company-owned facilities, which were placed into service during Fiscal 2014.

Catherines operating income increased by $2.0 million as a result of an increase in sales and gross margin rates, offset in part by an increase in SG&A expenses. The gross margin rate increased as a result of lower product costs and lower markdowns. The increase in SG&A expenses was mainly due to higher marketing costs.

Unallocated operating income. The unallocated expenses of $9.0 million for the three months ended October 25, 2014 and $5.3 million for the three months ended October 26, 2013 represent Acquisition-related, integration and restructuring costs related mainly to its supply chain and technological integration efforts. During the first quarter of Fiscal 2015, we (i) principally completed the centralization of all of the Company’s brick-and-mortar store distribution into one location in Etna, OH, (ii) continued the centralization all of the Company’s ecommerce distribution into one location in Greencastle, Indiana, (iii) continued the migration of our common information technology platforms. Costs for these on-going projects will continue until substantial completion, which is expected to occur at the end of Fiscal 2015.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $18.8 million, or 63.1%, to $11.0 million for the three months ended October 25, 2014 from $29.8 million for the three months ended October 26, 2013. The effective tax rate decreased to 17.1% for the three months ended October 25, 2014 from 35.4% for the three months ended October 26, 2013. The decrease in the effective tax rate was primarily due to the $13 million tax benefit related to the retirement of the President and CEO of Justice which was treated as a discrete item in the first quarter of Fiscal 2015.

Net Income. Net income includes income from continuing operations and results from discontinued operations. Net income increased by $0.9 million, or 1.7%, to $53.5 million for the three months ended October 25, 2014 from $52.6 million for the three months ended October 26, 2013, primarily due to the absence of a loss from discontinued operations of $1.7 million for the three months ended October 26, 2013, offset in part by lower income from continuing operations. Income from continuing operations decreased by $0.8 million, or 1.5%, primarily due to lower level of operating income, which was offset in part by a decrease in the provision for income taxes for the three months ended October 25, 2014.

Net Income from Continuing Operations per Diluted Common Share. Net income from continuing operations per diluted share decreased by $0.01, or 3.0%, to $0.32 per share for the three months ended October 25, 2014 from $0.33 for the three months ended October 26, 2013, as a result of lower income from continuing operations, as previously discussed, and an increase in the weighted-average diluted common shares outstanding during the first quarter of Fiscal 2015.

Net Income per Diluted Common Share. Net income per diluted common share remained flat at $0.32 for the three months ended October 25, 2014, as the increase in net income was offset by the increase in the weighted-average diluted common shares outstanding during the first quarter of Fiscal 2015.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	October 25, 2014	July 26, 2014	$ Change
	(millions)
Cash and cash equivalents	$164.1	$156.9	$7.2
Short-term investments	5.0	30.4	(25.4)
Total debt	(236.0)	(172.0)	(64.0)
Net (debt) cash and investments (a)	$(66.9)	$15.3	$(82.2)
Total Equity	$1,797.1	$1,737.7	$59.4
_________

(a)	“Net (debt) cash and investments” is defined as total cash and cash equivalents, plus short-term investments, less total debt.

The decrease in our net (debt) cash and investments position as of October 25, 2014 as compared to July 26, 2014 was primarily due to additional borrowings under our amended and restated revolving credit agreement (the "Revolving Credit Agreement") and the use of short-term investments to support our capital expenditures (as discussed below under "Capital Spending”), partially offset by our operating cash flows. The increase in equity was primarily due to the Company’s net income and the impact of stock-based compensation for the three months ended October 25, 2014.

Cash Flows

The table below summarizes our cash flows for the three months ended presented as follows:

	Three Months Ended
	October 25, 2014	October 26, 2013
	(millions)
Net cash provided by operating activities	$23.4	$41.0
Net cash used in investing activities	(82.6)	(88.5)
Net cash provided by financing activities	66.4	63.1
Net increase in cash and cash equivalents	$7.2	$15.6

Net Cash Provided by Operating Activities. Net cash provided by operations was $23.4 million for the three months ended October 25, 2014, compared with $41.0 million for the three months ended October 26, 2013. The decrease was driven by lower net income before non-cash expenses, such as depreciation and amortization expense and stock-based compensation expense, and slightly higher working capital requirements, primarily a result of the timing of payments, offset in part by the absence of cash outflows in Fiscal 2015 associated with the discontinued operations.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended October 25, 2014 was $82.6 million, consisting primarily of $96.5 million of capital expenditures, offset in part by $14 million of net proceeds from the sale of investments. Net cash used in investing activities for the three months ended October 26, 2013 was $88.5 million, consisting of $130.0 million of capital expenditures, offset, in part by $42.2 million of proceeds from the sale of assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $66.4 million for the three months ended October 25, 2014, consisting of $64.0 million of net borrowings of debt under our Revolving Credit Agreement and $2.4 million of proceeds relating to our stock-based compensation plans. Net cash provided by financing activities for the three months ended October 26, 2013 was $63.1 million, consisting of $53.0 million of additional net borrowings of debt and $10.1 million of proceeds relating to our stock-based compensation plans.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Capital Spending

Capital expenditures in the first quarter of Fiscal 2015 were $96.5 million, which included both routine spending in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores as well as spending for non-routine capital investments in our technological and supply chain infrastructure and corporate office facilities.  For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2014 10-K.  Spending on these non-routine projects amounted to approximately $35 million in the first quarter of Fiscal 2015. We expect the remaining capital requirements for these projects to be approximately $150 million, which are principally expected to be incurred during the remainder of Fiscal 2015. These capital investments are expected to be funded primarily with operating cash flows and, to the extent necessary, borrowings under the Company’s Revolving Credit Agreement.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, availability under our Revolving Credit Agreement, available cash and cash equivalents, investments and other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, any future dividend requirements, investment in our technological and supply chain infrastructure, acquisitions, debt servicing requirements, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As of October 25, 2014, approximately 85% of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S., we would incur a current U.S. tax liability of between 15% to 20% of the cash repatriated; this current U.S. tax liability has been previously provided for in the provision for income taxes and is currently classified within Deferred income taxes on the accompanying unaudited condensed consolidated balance sheets. We currently do not have any plans to repatriate these funds from our overseas subsidiaries to the U.S.

As of October 25, 2014, after taking into account the $236.0 million of revolving debt outstanding and the $13.3 million in outstanding letters of credit, the Company had $250.7 million in its variable availability under the Revolving Credit Agreement. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of October 25, 2014. The Company believes the Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of October 25, 2014, there were six financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

For a complete description of the Company’s borrowing arrangements see Note 6 to the accompanying unaudited condensed consolidated financial statements.

Common Stock Repurchase Program

There were no purchases of common stock by the Company during the three months ended October 25, 2014 under its repurchase program. For a complete description of the Company's 2010 Stock Repurchase Program see Note 8 to the accompanying unaudited condensed consolidated financial statements.

Contractual and Other Obligations

Firm Commitments

On October 20, 2014, the Company announced that the President and CEO of its Justice brand will retire in January 2015. As a result, certain amounts became payable under his employment agreement within the next twelve months. In particular, previously

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

accrued deferred compensation of approximately $37 million is payable in late July 2015. In addition, a severance payment of approximately $9 million is scheduled to be paid to a Rabbi Trust in January 2015 and disbursed in late July 2015. Other than the above, there have been no material changes during the period covered by this report to the firm commitments specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2014 10-K.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2014 10-K.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Fiscal 2014 10-K. For a detailed discussion of the Company's critical accounting policies, see the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2014 10-K. There have been no material changes in the application of the Company’s critical accounting policies since July 26, 2014.

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

See Note 3 to the accompanying unaudited condensed consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our financial statements in future periods.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Part II, Item 7 as specified in the Market Risk Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2014 10-K.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of October 25, 2014. There has been no change in the Company’s internal control over financial reporting during the quarter ended October 25, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including product and safety concerns; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although such litigation is routine and incidental to the conduct of our business, like any business of our size which has a significant number of employees and sells a significant amount of merchandise, such litigation can result in large monetary awards. The consequences of these matters cannot be fully determined by management at this time. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our condensed consolidated financial statements.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2014 10-K. There have been no material changes during the quarter ended October 25, 2014 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2014 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended October 25, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (July 27, 2014 – August 23, 2014)	—	$—	—	$ 90 million
Month # 2 (August 24, 2014 – September 27, 2014)	—	—	—	90 million
Month # 3 (September 28, 2014 – October 25, 2014)	—	—	—	90 million
________
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

Item 6 - EXHIBITS

Exhibit	Description

10.1	Retirement Agreement dated October 20, 2014 with Michael Rayden, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2014.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin Trolaro pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

ASCENA RETAIL GROUP, INC.

Date: December 2, 2014	BY: /s/ David Jaffe
David Jaffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2014	BY: /s/ Kevin Trolaro
Kevin Trolaro
Interim Chief Financial Officer
(Principal Financial Officer)