Form 10-Q
period 2015-01-24
Ascena Retail Group, Inc.
filed 2015-03-03
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 24, 2015

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
The Registrant had 162,724,015 shares of common stock outstanding as of February 26, 2015.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 24, 2015	July 26, 2014
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197.8	$156.9
Short-term investments	4.3	30.4
Inventories	477.8	553.2
Deferred tax assets	65.7	46.7
Prepaid expenses and other current assets	152.2	136.4
Total current assets	897.8	923.6
Property and equipment, net	1,118.0	1,110.6
Goodwill	581.4	581.4
Other intangible assets, net	434.0	435.4
Other assets	83.3	72.8
Total assets	$3,114.5	$3,123.8

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$208.1	$253.2
Accrued expenses and other current liabilities	305.8	308.9
Deferred income	85.8	63.5
Income taxes payable	11.9	6.3
Total current liabilities	611.6	631.9
Long-term debt	127.0	172.0
Lease-related liabilities	242.5	248.5
Deferred income taxes	188.0	147.7
Other non-current liabilities	139.9	186.0
Commitments and contingencies (Note 11)
Total liabilities	1,309.0	1,386.1

Equity:
Common stock, par value $0.01 per share; 162.7 million and 161.8 million shares issued and outstanding	1.6	1.6
Additional paid-in capital	656.1	642.2
Retained earnings	1,158.3	1,096.1
Accumulated other comprehensive loss	(10.5)	(2.2)
Total equity	1,805.5	1,737.7
Total liabilities and equity	$3,114.5	$3,123.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(millions, except per share data) (unaudited)
Net sales	$1,288.6	$1,266.5	$2,482.8	$2,463.1
Cost of goods sold	(626.6)	(604.6)	(1,126.3)	(1,108.0)
Gross margin	662.0	661.9	1,356.5	1,355.1

Other operating expenses:
Buying, distribution and occupancy expenses	(216.4)	(210.5)	(430.8)	(418.1)
Selling, general and administrative expenses	(371.7)	(349.7)	(726.2)	(697.8)
Acquisition-related, integration and restructuring expenses	(5.3)	(6.9)	(14.3)	(12.2)
Depreciation and amortization expense	(52.0)	(45.8)	(102.5)	(92.4)
Total other operating expenses	(645.4)	(612.9)	(1,273.8)	(1,220.5)
Operating income	16.6	49.0	82.7	134.6

Interest expense	(1.6)	(1.6)	(3.3)	(3.1)
Interest and other income (expense), net	—	(0.5)	0.1	(0.5)
Income from continuing operations before provision for income taxes	15.0	46.9	79.5	131.0
Provision for income taxes from continuing operations	(6.3)	(14.5)	(17.3)	(44.3)
Income from continuing operations	8.7	32.4	62.2	86.7
Loss from discontinued operations, net of taxes (a)	—	(0.5)	—	(2.2)
Net income	$8.7	$31.9	$62.2	$84.5

Net income per common share - basic:
Continuing operations	$0.05	$0.20	$0.38	$0.54
Discontinued operations	—	—	—	(0.01)
Total net income per basic common share	$0.05	$0.20	$0.38	$0.53

Net income per common share – diluted:
Continuing operations	$0.05	$0.19	$0.38	$0.52
Discontinued operations	—	—	—	(0.01)
Total net income per diluted common share	$0.05	$0.19	$0.38	$0.51

Weighted average common shares outstanding:
Basic	162.6	160.9	162.3	160.0
Diluted	164.4	164.9	164.7	164.9
_______
(a) Loss from discontinued operations is presented net of a $0.2 million and a $2.8 million income tax benefit for the three and six months ended January 25, 2014, respectively.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(millions) (unaudited)
Net income	$8.7	$31.9	$62.2	$84.5
Other comprehensive loss, net of tax(a):
Foreign currency translation adjustment	(5.9)	(2.6)	(8.3)	(3.2)
Total other comprehensive loss	(5.9)	(2.6)	(8.3)	(3.2)
Total comprehensive income	$2.8	$29.3	$53.9	$81.3
_______
(a) No tax benefits have been provided in any period primarily due to the Company's indefinite reinvestment assertion for foreign earnings.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 24, 2015	January 25, 2014
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$62.2	$84.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	102.5	92.4
Deferred income tax expense (benefit)	20.9	(11.2)
Deferred rent and other occupancy costs	(18.8)	(18.1)
Gain on sale of assets	(1.6)	—
Non-cash stock-based compensation expense	7.2	19.8
Non-cash impairments of tangible assets	7.2	3.0
Non-cash interest expense, net	0.4	0.7
Other non-cash income, net	(2.5)	(6.2)
Excess tax benefits from stock-based compensation	(0.2)	(3.8)
Changes in operating assets and liabilities:
Inventories	75.4	(0.2)
Accounts payable, accrued liabilities and income tax liabilities	(77.9)	(17.5)
Deferred income	26.9	26.6
Lease-related liabilities	13.1	19.7
Other balance sheet changes, net	(2.1)	5.2
Change in net assets related to discontinued operations	—	(19.7)
Net cash provided by operating activities	212.7	175.2

Cash flows from investing activities:
Capital expenditures	(154.4)	(247.1)
Proceeds from sale of assets	8.9	42.2
Purchase of investments	(12.9)	(0.7)
Proceeds from sales and maturities of investments	27.5	0.1
Net cash used in investing activities	(130.9)	(205.5)

Cash flows from financing activities:
Proceeds from borrowings	438.0	574.0
Repayments of debt	(483.0)	(578.0)
Proceeds from stock options exercised and employee stock purchases	3.9	14.2
Excess tax benefits from stock-based compensation	0.2	3.8
Net cash (used in) provided by financing activities	(40.9)	14.0

Net increase (decrease) in cash and cash equivalents	40.9	(16.3)
Cash and cash equivalents at beginning of period	156.9	186.4

Cash and cash equivalents at end of period	$197.8	$170.1

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2015 will end on July 25, 2015 and will be a 52-week period (“Fiscal 2015”). Fiscal 2014 ended on July 26, 2014 and reflected a 52-week period (“Fiscal 2014”). The second quarter of Fiscal 2015 ended on January 24, 2015 and was a 13-week period. The second quarter of Fiscal 2014 ended on January 25, 2014 and was also a 13-week period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Notes 3 and 4 to the Fiscal 2014 10-K.

Income Taxes

Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carry forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment. In that regard, during the second quarter of Fiscal 2015, legislation was enacted which extended bonus depreciation allowed on qualifying assets placed into service during calendar year 2014. As a result of the recent federal legislation, approximately $31.7 million of current taxes were deferred and are reflected in Deferred income taxes as of the second quarter of Fiscal 2015.
Reclassifications

Historically, the Company included freight costs to move merchandise from its distribution centers to its retail stores within Buying, distribution and occupancy ("BD&O") expenses. As these costs were appropriately treated as a component of inventory, such costs should have been expensed to Cost of goods sold as the inventories were sold. In the fourth quarter of Fiscal 2014, the Company restated its prior period information by reclassifying these freight costs from BD&O expenses to Cost of goods sold. These

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reclassifications included $13.3 million and $24.2 million of such costs for the three and six months ended January 25, 2014, respectively. There were no changes to historical operating income or historical net income for any period as a result of this change.

In addition, given the significant increase in ecommerce revenues and related shipping costs, the Company concluded in the fourth quarter of Fiscal 2014 that freight costs to bring ecommerce merchandise to its final destination should be classified consistently with brick-and-mortar freight charges. This presentation aligns with how the Company now evaluates the effect of the increased ecommerce business on its results from operations. Accordingly, the Company changed its financial statement presentation by reclassifying these shipping costs from BD&O expenses to Costs of goods sold. These reclassifications included $13.1 million and $19.0 million of such costs for the three and six months ended January 25, 2014, respectively. There were no changes to historical operating income or historical net income for any period as a result of this change.

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

4. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	January 24, 2015	July 26, 2014
	(millions)
Justice	$147.8	$198.6
Lane Bryant	125.0	125.6
maurices	90.5	105.5
dressbarn	86.7	97.1
Catherines	27.8	26.4
Total inventories	$477.8	$553.2

5. Fair Value Measurements

Cash and cash equivalents (Level 1 measurements) are recorded at their carrying value, which approximates fair value. As of January 24, 2015, the Company’s only short-term investment was restricted cash (Level 1 measurement), which is recorded at its carrying value and which approximates fair value. As the Company’s primary debt obligations, consisting primarily of revolving credit borrowings, are variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and the carrying value of the Company’s debt obligations.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Impairments

Long-Lived Assets Impairment

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Impairment losses for retail store-related assets are included as a component of SG&A expenses in the accompanying condensed consolidated statements of operations for all periods and are discussed below.

Fiscal 2015 Impairment

During the six months ended January 24, 2015, the Company recorded an aggregate of $7.2 million in non-cash impairment charges, including $4.7 million in its Justice segment, $0.6 million in its Lane Bryant segment, $1.5 million in its maurices segment and $0.4 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $5.4 million was recorded during the three months ended January 24, 2015, including $4.0 million in its Justice segment, $0.4 million in its Lane Bryant segment, $0.7 million in its maurices segment and $0.3 million in its dressbarn segment. There were no impairment charges recorded at Catherines during the three and six months ended January 24, 2015.

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

7. Debt

Debt consists of the following:	January 24, 2015	July 26, 2014
	(millions)
Revolving credit agreement	$127.0	$172.0
Less: current portion	—	—
Total long-term debt	$127.0	$172.0

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of January 24, 2015, after taking into account the $127.0 million of revolving debt outstanding and the $13.3 million in outstanding letters of credit, the Company had $270.4 million of availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Company is subject to certain restrictions and financial covenants with respect to minimum availability limits under the Revolving Credit Agreement.  Such limits are variable based on the outstanding borrowing commitment.  Should Availability (as defined in the Revolving Credit Agreement) fall below the minimum level for three consecutive days, the Company would be in a Reduced Availability Period and would be subject to a fixed charge coverage ratio test.  As of January 24, 2015, the Reduced Availability Period would be triggered if our availability were to drop below approximately $50.0 million for three consecutive days.  As of January 24, 2015, the Company had $270.4 million in availability under the Revolving Credit Agreement and accordingly, the fixed charge coverage ratio test does not apply.

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

8. Retirement Agreement

As previously announced in October 2014, the President and CEO of its Justice brand retired effective January 24, 2015. As a result, previously accrued deferred compensation under the terms of his employment agreement of approximately $35 million, as adjusted through January 24, 2015, will be payable in late July 2015. This amount, which was treated as a non-deductible permanent item for income tax purposes in previous periods, became fully deductible in the first quarter of Fiscal 2015. The related tax benefit of approximately $13 million was treated as a discrete item within the first quarter of Fiscal 2015 and was a significant factor in reducing the Company's effective income tax rate for the six months ended January 24, 2015.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the deferred compensation, and also pursuant to the terms of his employment agreement, a previously accrued severance payment of $9 million was paid into a Rabbi Trust early in the third quarter of Fiscal 2015 and will be disbursed in late July 2015.

As a result of the retirement agreement, the Company reclassified the deferred compensation and severance accruals discussed above during the first quarter of Fiscal 2015 from Other non-current liabilities to Accrued expenses and other current liabilities. Deferred taxes on the deferred compensation and severance accruals are included within Deferred tax assets as of January 24, 2015 in the accompanying condensed consolidated balance sheets and comprise substantially all of the change in that balance from July 26, 2014.

9. Equity

	Six Months Ended
Summary of Changes in Equity:	January 24, 2015	January 25, 2014
	(millions)
Balance at beginning of period	$1,737.7	$1,556.4
Total comprehensive income	53.9	81.3
Shares issued and equity grants made pursuant to stock-based compensation plans	13.9	34.5
Other	—	(0.6)
Balance at end of period	$1,805.5	$1,671.6

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

There were no purchases of common stock by the Company during the six months ended January 24, 2015 under its repurchase program. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at January 24, 2015.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(millions)
Basic	162.6	160.9	162.3	160.0
Dilutive effect of stock options, restricted stock and restricted stock units	1.8	4.0	2.4	4.9
Diluted shares	164.4	164.9	164.7	164.9

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of January 24, 2015 and January 25, 2014, there was an aggregate of approximately 9.2 million and 5.5 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of restricted stock units that were excluded from the diluted share calculations.

10. Stock-based Compensation

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

As of January 24, 2015, there were approximately 7.8 million shares remaining under the 2010 Stock Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(millions)
Compensation expense	$0.4	$6.6	$7.2	$19.8
Income tax benefit	$(0.1)	$(2.5)	$(2.7)	$(7.5)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Six Months Ended
	January 24, 2015	January 25, 2014
Expected term (years)	3.9	3.9
Expected volatility	38.9%	40.0%
Risk-free interest rate	1.8%	1.5%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$4.97	$7.13

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the six months ended January 24, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 26, 2014	12,714.4	$14.04	5.6	$45.7
Granted	3,187.8	14.07
Exercised	(465.4)	7.92
Cancelled/Forfeited	(364.0)	17.34
Options outstanding – January 24, 2015	15,072.8	$14.15	5.5	$12.6

Options vested and expected to vest at January 24, 2015 (b)	14,608.8	$14.60	4.7	$12.5
Options exercisable at January 24, 2015	8,452.1	$12.21	4.7	$12.5
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of January 24, 2015, there was $33.7 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years. The total intrinsic value of options exercised during the six months ended January 24, 2015 was approximately $3.0 million and during the six months ended January 25, 2014 was approximately $14.0 million. Of these amounts, $1.0 million was exercised during the three months ended January 24, 2015 and $6.4 million was exercised during the three months ended January 25, 2014. The total grant date fair value of options that vested during the six months ended January 24, 2015 was approximately $13.7 million and during the six months ended January 25, 2014 was approximately $13.6 million. Of these amounts, $0.4 million was vested during the three months ended January 24, 2015 and $1.2 million was vested during the three months ended January 25, 2014.

Restricted Equity Awards

A summary of Restricted Equity Awards activity during the six months ended January 24, 2015 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 26, 2014	1,247.7	$17.66	662.1	$17.18	176.6	$16.68
Granted	397.1	13.72	144.0	13.75	61.0	13.34
Vested	(373.5)	17.32	(109.1)	12.91	—	—
Cancelled/Forfeited	(82.0)	17.08	(267.9)	16.80	(52.8)	12.25
Nonvested at January 24, 2015	1,189.3	$16.49	429.1	$17.36	184.8	$16.84

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards
Total unrecognized compensation at January 24, 2015 (millions)	$12.1	$1.7	$1.4
Weighted-average years expected to be recognized over (years)	3.3	2.5	1.8

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash-Settled Long-Term Incentive Plan Awards ("Cash-Settled LTIP Awards")

A summary of Cash-Settled LTIP Awards activity during the three months ended January 24, 2015 is as follows:

Cash-Settled LTIP Awards
Number of Shares
(thousands)
Nonvested at July 26, 2014	858.0
Granted	736.9
Vested	(107.5)
Cancelled/Forfeited	(144.2)
Nonvested at January 24, 2015	1,343.2

As of January 24, 2015, there was $6.9 million of total unrecognized compensation cost related to Cash-Settled LTIP Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. As of January 24, 2015, the liability for Cash-Settled LTIP Awards was $1.2 million, which was classified within Other non-current liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company paid $1.5 million and $5.7 million to settle such liabilities during the six months ended January 24, 2015 and January 25, 2014, respectively.

11. Commitments and Contingencies

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including our advertising and marketing practices and product and safety concerns; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although such litigation is routine and incidental to the conduct of our business, like any business of our size which has a significant number of employees and sells a significant amount of merchandise, such litigation can result in large monetary awards. The consequences of these matters cannot be fully determined by management at this time. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our condensed consolidated financial statements.

12. Segment Information

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, ecommerce and licensing. The five reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and utilized on a regular basis by the Company’s executive team to evaluate performance and allocate resources. In identifying reportable segments and disclosure of product offerings, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in five reportable segments as follows:

•	Justice segment – consists of the specialty retail, outlet, ecommerce and licensing operations of the Justice brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and ecommerce operations of the Lane Bryant and Cacique brands.

•	maurices segment – consists of the specialty retail, outlet and ecommerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and ecommerce operations of the dressbarn brand.

•	Catherines segment - consists of the specialty retail and ecommerce operations of the Catherines brand.

The accounting policies of the Company’s reporting segments are consistent with those described in Notes 3 and 4 to the Fiscal 2014 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating income (loss) and depreciation and amortization expense for each segment are as follows:

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(millions)
Net sales:
Justice	$413.9	$434.0	$770.9	$806.5
Lane Bryant	279.5	278.7	525.2	526.4
maurices	279.8	250.5	531.7	492.6
dressbarn	230.4	224.8	490.0	482.0
Catherines	85.0	78.5	165.0	155.6
Total net sales	$1,288.6	$1,266.5	$2,482.8	$2,463.1

Operating income (loss):
Justice	$12.6	$48.2	$53.4	$100.1
Lane Bryant	(10.0)	(3.2)	(18.6)	(7.3)
maurices	29.2	23.7	56.1	51.8
dressbarn	(15.2)	(14.3)	(7.1)	(5.2)
Catherines	5.3	1.5	13.2	7.4
Unallocated acquisition-related, integration and restructuring expenses	(5.3)	(6.9)	(14.3)	(12.2)
Total operating income	$16.6	$49.0	$82.7	$134.6

Depreciation and amortization expense:
Justice	$15.7	$15.4	$30.5	$29.7
Lane Bryant	11.4	10.9	23.0	22.6
maurices	10.4	9.5	21.0	18.3
dressbarn	12.8	8.1	24.6	18.4
Catherines	1.7	1.9	3.4	3.4
Total depreciation and amortization expense	$52.0	$45.8	$102.5	$92.4

13. Additional Financial Information

	Six Months Ended
Cash Interest and Taxes:	January 24, 2015	January 25, 2014
	(millions)
Cash paid for interest	$2.5	$2.4
Cash paid for income taxes	$15.7	$29.7

Non-cash Transactions

Investing activities include accrued purchases of fixed assets in the amount of $33.6 million as of January 24, 2015 and $57.2 million as of January 25, 2014.

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

We classify our businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 1,008 specialty retail and outlet stores, ecommerce operations and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 5 to 12 in an environment designed to match the energetic lifestyle of tween girls. The Lane Bryant segment includes approximately 769 specialty retail and outlet stores and ecommerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels, such as Lane Bryant and Cacique, to female customers in the 25 to 45 age range. The maurices segment includes approximately 937 specialty retail and outlet stores and ecommerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 20 to 35 year-old female, including both a core and plus-size offering, with stores concentrated in small markets (approximately 25,000 to 150,000 people). The dressbarn segment includes approximately 819 specialty retail and outlet stores and ecommerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 383 specialty retail stores and ecommerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

Closure of Brothers

Brothers, a separate brand under our Justice business, sells fashionable apparel to boys who are ages 5 to 12. On February 17, 2015, the Company announced, as part of a strategic review of its Justice business, its decision to close the Brothers brand. Brothers represented less than 1% of total Ascena revenue during Fiscal 2014 and the first six months of Fiscal 2015. Brothers is expected to be fully wound down by the end of Fiscal 2015. Costs associated with exiting the Brothers brand are not expected to be material.
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

Summary of Financial Performance

General Economic Conditions

Our performance is subject to macroeconomic conditions and their impact on levels and patterns of consumer spending. Some of the factors that could negatively impact discretionary consumer spending include general economic conditions, high unemployment, lower wage levels, reductions in net worth, higher energy and other prices, increasing interest rates, severe weather conditions and low consumer confidence. Other factors can impact the operations of our Company, such as labor unrest at the West Coast ports, which can delay receipt of products into our distribution centers. These factors could have a negative effect on our U.S. based operations, which in turn could have a material effect on our business, results of operations, financial condition and cash flows.

The level and mix of discretionary spending, continued intense competition, inconsistent economic growth, and the aforementioned labor unrest at the West Coast ports all contributed to challenging business conditions in our fiscal second quarter, which impacted all our brands to an extent. Of our brands, most were able to withstand these macroeconomic factors, and delivered growth in gross margin. However, our Justice brand was forced to aggressively promote its product in order to achieve its quarter end inventory target, which unfavorably impacted its gross margin. Our brands continue to adjust their respective inventory plans to reflect both macroeconomic conditions and brand-specific trends. As we move into the upcoming spring season, a continued decrease in fuel prices may support an improving macroeconomic environment. We will continue to monitor the spending patterns of consumers at each of our brands and adjust our operating strategies as necessary to maximize our operating performance.

We remain committed to our long-term growth initiatives and focused on disciplined expense management. We continue to expect that the investments we are currently making in our business, while dilutive to our earnings in the short-term, will create long-term shareholder value.

Second Quarter Summary and Key Developments

Operating highlights for the quarter are as follows:

•	Net sales for the second quarter of Fiscal 2015 were $1.3 billion, or up 1.7%;

•	Combined comparable sales increased 1%, with store comparable sales down 2% and ecommerce comparable sales up 19%;

•	Gross margin rate decreased by 90 basis points to 51.4% from 52.3%;

•	Operating income was $16.6 million, or 1.3% of net sales, compared to $49.0 million, or 3.9% of net sales for the second quarter of Fiscal 2014;

•	The effective tax rate was 42.0%, compared to 30.9% for the second quarter of Fiscal 2014; and

•	Net income per diluted share was $0.05, compared to $0.19 for the second quarter of Fiscal 2014.

Liquidity highlights are as follows:

•
We were in a net cash and investments position (total cash and cash equivalents, plus short-term investments, less total debt) of $75.1 million as of the end of the second quarter of Fiscal 2015, compared to $15.3 million as of the end of Fiscal 2014;

•	Cash from operations was $212.7 million for the six months ended January 24, 2015, compared to $175.2 million for the six months ended January 25, 2014;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•	We used $154.4 million for capital expenditures during the six months ended January 24, 2015, compared to $247.1 million for the six months ended January 25, 2014; and

•	Net repayments under our credit agreement totaled $45.0 million for the six months ended January 24, 2015, compared to $4.0 million for the six months ended January 25, 2014.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for the periods presented herein has been affected by certain transactions, including:

•	Certain acquisition-related, integration and restructuring expenses; and

•	Accelerated depreciation of fixed assets related to our integration initiatives.

A summary of the effect of certain of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(millions)
Acquisition-related, integration and restructuring expenses	$(5.3)	$(6.9)	$(14.3)	$(12.2)
Accelerated depreciation associated with the Company’s supply chain and technological integration efforts	(0.1)	(3.1)	(0.6)	(6.0)
Total	$(5.4)	$(10.0)	$(14.9)	$(18.2)

Our results of operations discussion highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should individually consider the types of events and transactions that have affected our operating trends.

Reclassifications

Historically, the Company included freight costs to move merchandise from its distribution centers to its retail stores within Buying, distribution and occupancy ("BD&O") expenses. As these costs were appropriately treated as a component of inventory, such costs should have been expensed to Cost of goods sold as the inventories were sold. In the fourth quarter of Fiscal 2014, the Company restated its prior period information by reclassifying these freight costs from BD&O expenses to Cost of goods sold. These reclassifications included $13.3 million and $24.2 million of such costs for the three and six months ended January 25, 2014, respectively. There were no changes to historical operating income or historical net income for any period as a result of this change.

In addition, given the significant increase in ecommerce revenues and related shipping costs, the Company concluded in the fourth quarter of Fiscal 2014 that freight costs to bring ecommerce merchandise to its final destination should be classified consistently with brick-and-mortar freight charges. This presentation aligns with how the Company now evaluates the effect of the increased ecommerce business on its results from operations. Accordingly, the Company changed its financial statement presentation by reclassifying these shipping costs from BD&O expenses to Costs of goods sold. These reclassifications included $13.1 million and $19.0 million of such costs for the three and six months ended January 25, 2014, respectively. There were no changes to historical operating income or historical net income for any period as a result of this change.

Certain other immaterial reclassifications have been made to the prior period financial information in order to conform to the current period's presentation.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Information Regarding Non-GAAP Financial Measure - Adjusted EBITDA

We present the financial performance measure of earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA") to exclude non-operating related items such as (i) acquisition, integration and restructuring expenses, (ii) extinguishments of debt and (iii) other income and expenses classified outside of operating income. These items are discussed more fully above in Transactions Affecting Comparability of Results of Operations and Financial Condition.
We consider Adjusted EBITDA to be an important indicator of the operational strength of the Company for the following reasons:

•
in addition to operating income, we use this measure to evaluate our consolidated performance, the performance of our operating segments and to allocate resources and capital to our operating segments;

•
it eliminates the increased level of non-cash depreciation and amortization expense that resulted from the significant capital expenditures and acquisitions we have undertaken over the last few fiscal years;

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

The following table reconciles Adjusted EBITDA to net income as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP:

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(millions)
Adjusted EBITDA	$73.9	$101.7	$199.5	$239.2
Acquisition-related, integration and restructuring expenses	(5.3)	(6.9)	(14.3)	(12.2)
Depreciation and amortization expense	(52.0)	(45.8)	(102.5)	(92.4)
Operating income	16.6	49.0	82.7	134.6

Interest expense	(1.6)	(1.6)	(3.3)	(3.1)
Interest and other income (expense), net	—	(0.5)	0.1	(0.5)
Income from continuing operations before provision for income taxes	15.0	46.9	79.5	131.0
Provision for income taxes from continuing operations	(6.3)	(14.5)	(17.3)	(44.3)
Income from continuing operations	8.7	32.4	62.2	86.7
Loss from discontinued operations, net of taxes	—	(0.5)	—	(2.2)
Net income	$8.7	$31.9	$62.2	$84.5

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended January 24, 2015 compared to Three Months Ended January 25, 2014

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	January 24, 2015	January 25, 2014	$ Change	% Change
	(millions, except per share data)
Net sales	$1,288.6	$1,266.5	$22.1	1.7%

Cost of goods sold	(626.6)	(604.6)	(22.0)	3.6%
Cost of goods sold as % of net sales	48.6%	47.7%
Gross margin	662.0	661.9	0.1	—%
Gross margin as % of net sales	51.4%	52.3%
Other operating expenses:
Buying, distribution and occupancy expenses	(216.4)	(210.5)	(5.9)	2.8%
Buying, distribution and occupancy expenses as % of net sales	16.8%	16.6%
Selling, general and administrative expenses	(371.7)	(349.7)	(22.0)	6.3%
SG&A expenses as % of net sales	28.8%	27.6%
Acquisition-related, integration and restructuring expenses	(5.3)	(6.9)	1.6	(23.2)%
Depreciation and amortization expense	(52.0)	(45.8)	(6.2)	13.5%
Total other operating expenses	(645.4)	(612.9)	(32.5)	5.3%
Operating income	16.6	49.0	(32.4)	(66.1)%
Operating income as % of net sales	1.3%	3.9%
Interest expense	(1.6)	(1.6)	—	—%
Interest and other expense, net	—	(0.5)	0.5	(100.0)%
Income from continuing operations before provision for income taxes	15.0	46.9	(31.9)	(68.0)%
Provision for income taxes from continuing operations	(6.3)	(14.5)	8.2	(56.6)%
Effective tax rate(a)	42.0%	30.9%
Income from continuing operations	8.7	32.4	(23.7)	(73.1)%
Loss from discontinued operations, net of taxes (b)	—	(0.5)	0.5	(100.0)%
Net income	$8.7	$31.9	$(23.2)	(72.7)%

Net income per common share - basic:
Continuing operations	$0.05	$0.20	$(0.15)	(75.0)%
Discontinued operations	—	—	—	NM
Total net income per basic common share	$0.05	$0.20	$(0.15)	(75.0)%

Net income per common share - diluted:
Continuing operations	$0.05	$0.19	$(0.14)	(73.7)%
Discontinued operations	—	—	—	NM
Total net income per diluted common share	$0.05	$0.19	$(0.14)	(73.7)%
________

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b)	Loss from discontinued operations is presented net of a $0.2 million income tax benefit for the three months ended January 25, 2014.
(NM) Not Meaningful.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $22.1 million, or 1.7%, to $1.289 billion for the three months ended January 24, 2015 from $1.267 billion for the three months ended January 25, 2014. On a consolidated basis, for the three months ended January 24, 2015 , store comparable sales decreased by $16.4 million, or 2%, to $999.4 million from $1.016 billion for the three months ended January 25, 2014; ecommerce sales increased by $26.3 million, or 19%, to $163.7 million from $137.4 million; non-comparable sales increased by $15.1 million, or 24%, to $77.9 million from $62.8 million; and wholesale, licensing and other revenues decreased by $2.9 million, or 6%, to $47.6 million from $50.5 million.

Net sales data for our five business segments is presented below.

	Three Months Ended
	January 24, 2015	January 25, 2014	$ Change	% Change
	(millions)
Net sales:
Justice	$413.9	$434.0	$(20.1)	(4.6)%
Lane Bryant	279.5	278.7	0.8	0.3%
maurices	279.8	250.5	29.3	11.7%
dressbarn	230.4	224.8	5.6	2.5%
Catherines	85.0	78.5	6.5	8.3%
Total net sales	$1,288.6	$1,266.5	$22.1	1.7%

Store comparable sales (a)				(2)%
Ecommerce comparable sales				19%
Combined comparable sales (b)				1%
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
(b) The Company believes our ecommerce operations are interdependent with our brick-and-mortar store sales and, as such, we believe that reporting combined comparable sales on a brand-by-brand basis, as discussed below, is a more appropriate presentation.

Justice net sales. The net decrease primarily reflects:

•	a decrease of $21.7 million, or 6%, in combined comparable sales during the three months ended January 24, 2015;

•	a $6.3 million increase in non-comparable stores sales, primarily driven by an increase related to 17 net new store openings during the last twelve months; and

•	a $4.7 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $2.3 million, or 1%, in combined comparable sales during the three months ended January 24, 2015;

•	a $2.4 million decrease in non-comparable stores sales, as the positive effect of 37 new store openings was more than offset by 39 store closings in the last twelve months; and

•	a $0.9 million increase in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $19.0 million, or 8%, in combined comparable sales during the three months ended January 24, 2015;

•	a $10.0 million increase in non-comparable stores sales, primarily driven by an increase related to 39 net new store openings during the last twelve months; and

•	a $0.3 million increase in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn net sales. The net increase primarily reflects:

•	an increase of $3.9 million, or 2%, in combined comparable sales during the three months ended January 24, 2015;

•	a $2.1 million increase in non-comparable stores sales, as the positive effect of 33 new store openings was only offset in part by 39 store closings during the last twelve months; and

•	a $0.4 million decrease in other revenues.

Catherines net sales. The net increase primarily reflects:

•	an increase of $6.4 million, or 9%, in combined comparable sales during the three months ended January 24, 2015;

•	a $0.9 million decrease in non-comparable stores sales, primarily driven by a decrease related to 6 store closings during the last twelve months; and

•	a $1.0 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 90 basis points to 51.4% for the three months ended January 24, 2015 from 52.3% for the three months ended January 25, 2014. Our gross margin rate, as discussed on a brand-by-brand basis below, benefited from higher gross margin rates at Lane Bryant, maurices, dressbarn and Catherines and was more than offset by a substantial margin rate decrease at Justice.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Buying, Distribution and Occupancy ("BD&O") Expenses. BD&O expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses increased by $5.9 million, or 2.8%, to $216.4 million for the three months ended January 24, 2015 from $210.5 million for the three months ended January 25, 2014. BD&O expenses as a percentage of net sales increased by 20 basis points to 16.8% for the three months ended January 24, 2015 from 16.6% for the three months ended January 25, 2014. The increase in BD&O expenses both in dollars and as a percentage of net sales, was primarily due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014, higher store-occupancy and distribution expenses related to the new store growth and the increased ecommerce volume, offset in part by synergy savings resulting from the integration of Lane Bryant's and Catherines' brick-and-mortar operations into the Company's distribution facilities in Etna, Ohio in Fiscal 2014.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under BD&O expenses. SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, insurance costs, legal costs and costs related to other administrative services.

SG&A expenses increased by $22.0 million, or 6.3%, to $371.7 million for the three months ended January 24, 2015 from $349.7 million for the three months ended January 25, 2014. SG&A expenses as a percentage of net sales increased by 120 basis points to 28.8% for the three months ended January 24, 2015 from 27.6% for the three months ended January 25, 2014. The increase in SG&A expenses, both in dollars and as a percentage of sales, was primarily due to store-related payroll costs and other store expenses resulting from the new store growth, increased administrative expenses related to ecommerce growth, higher marketing costs and higher store asset impairment charges primarily related to the lower-than-expected operating performance of certain retail locations, primarily at Justice. These factors were offset in part by a $1.6 million gain on the sale of the distribution center in Des Moines, Iowa during the second quarter of Fiscal 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $6.2 million, or 13.5%, to $52.0 million for the three months ended January 24, 2015 from $45.8 million for the three months ended January 25, 2014. The increase was due to (i) new store openings during the last twelve months, (ii) our expanded distribution centers in Ohio and Indiana being

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

placed into service in second half of Fiscal 2014 and (iii) the relocation of our corporate offices to Mahwah, New Jersey in the third quarter of Fiscal 2014. These increases were partially offset by the accelerated depreciation of $3.1 million recorded in the second quarter of Fiscal 2014 for assets which were retired in Fiscal 2014. The Company expects depreciation expense to continue to increase until our major capital projects are completed, which is scheduled for the end Fiscal 2015, and the related depreciation expense is fully included within all periods.

Operating Income. Operating income decreased by $32.4 million, or 66.1%, to $16.6 million for the three months ended January 24, 2015 from $49.0 million for the three months ended January 25, 2014. Operating income as a percentage of net sales decreased 260 basis points, to 1.3% for the three months ended January 24, 2015 from 3.9% for the three months ended January 25, 2014. The decrease, expressed in dollars, primarily reflected increases in BD&O expenses, SG&A expenses and depreciation expense.

Operating income data for our five business segments is presented below.

	Three Months Ended
	January 24, 2015	January 25, 2014	$ Change	% Change
	(millions)
Operating income (loss):
Justice	$12.6	$48.2	$(35.6)	(73.9)%
Lane Bryant	(10.0)	(3.2)	(6.8)	212.5%
maurices	29.2	23.7	5.5	23.2%
dressbarn	(15.2)	(14.3)	(0.9)	6.3%
Catherines	5.3	1.5	3.8	253.3%
Unallocated acquisition-related, integration and restructuring expenses	(5.3)	(6.9)	1.6	(23.2)%
Total operating income	$16.6	$49.0	$(32.4)	(66.1)%

Justice operating income decreased by $35.6 million as a result of a decrease in sales, a 460 basis point decline in gross margin rate and an increase in SG&A expenses. The decrease in gross margin rate was mainly attributable to higher promotional markdowns, which resulted from an excess inventory position and aggressive promotional activity required to sell through fall merchandise. The increase in SG&A expenses was mainly attributable to increased administrative expenses related to ecommerce growth and higher store asset impairment charges resulting from the lower-than-expected operating performance of certain retail locations. Depreciation expense remained flat as increased depreciation expense from new store growth and higher allocated depreciation of Company-owned facilities placed into service during Fiscal 2014, were offset by the absence of accelerated depreciation recorded in the second quarter of Fiscal 2014 for assets which were retired in Fiscal 2014.

Lane Bryant operating loss increased by $6.8 million as a result of an increase in SG&A expenses, which more than offset a slight increase in gross margin rate and a decrease in BD&O expenses. The lower BD&O expenses resulted primarily from synergy savings due to the integration of their brick-and-mortar operations into the Company's distribution facility in Etna, Ohio during Fiscal 2014. These decreases were offset in part by increases in buying-related costs resulting from the expansion of the merchandising and design functions. SG&A expenses increased due to increases in administrative-payroll costs, store-related payroll costs and higher marketing costs. These costs include the impact of a duplicative allocated corporate overhead structure, which is expected to decrease upon the completion of the Company's migration to common information technology platforms.

maurices operating income increased by $5.5 million as a result of the flow-through of margin on an increased sales volume, offset in part by increases in BD&O expenses, SG&A expenses and depreciation expense. The gross margin rate benefited from lower product costs achieved through sourcing more product internally but was offset by higher promotional markdowns. The increase in BD&O expenses was mainly due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014 and an increase in store occupancy and distribution expenses, which resulted largely from new store growth and the increased ecommerce sales volume. The increase in SG&A expenses was primarily due to an increase in store-related payroll and other costs resulting from the new store growth, offset in part by a $1.6 million gain on the sale of the distribution center in Des Moines, Iowa during the second quarter of Fiscal 2015. The increase in depreciation expense resulted mainly from new store growth and higher allocated depreciation of Company-owned facilities, which were placed into service during Fiscal 2014.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn operating loss increased by $0.9 million as an increase in sales and gross margin rate was more than offset by increases in BD&O expenses, SG&A expenses and depreciation expense. The higher gross margin rate was mainly attributable to lower markdowns as tighter inventory control resulted in a better sell-through of merchandise. BD&O expenses increased due to investments in the merchandising and design functions throughout Fiscal 2014 and an increase in store occupancy costs which resulted from higher rent associated with lease renewals, new stores and higher taxes. The increase in SG&A expenses was primarily due to increased administrative expenses related to ecommerce growth and higher marketing costs. The increase in depreciation expense resulted from higher allocated depreciation of Company-owned facilities, which were placed into service during Fiscal 2014.

Catherines operating income increased by $3.8 million as a result of an increase in sales and gross margin rates and a decrease in BD&O expenses, offset in part by an increase in SG&A expenses. The gross margin rate increased as a result of selected price increases. The lower BD&O expenses resulted primarily from synergy savings due to the integration of their brick-and-mortar operations into the Company's distribution facility in Etna, Ohio. The increase in SG&A expenses was mainly due to higher marketing costs.

Unallocated acquisition-related, integration and restructuring expenses.The unallocated expenses of $5.3 million for the three months ended January 24, 2015 and $6.9 million for the three months ended January 25, 2014 represent Acquisition-related, integration and restructuring expenses related mainly to its supply chain and technological integration efforts. During the second quarter of Fiscal 2015, we (i) continued the centralization all of the Company’s ecommerce distribution into one location in Greencastle, Indiana and (ii) continued the migration of our common information technology platforms. Costs for these on-going projects will continue until substantial completion, which is expected to occur at the end of Fiscal 2015.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $8.2 million, or 56.6%, to $6.3 million for the three months ended January 24, 2015 from $14.5 million for the three months ended January 25, 2014. The decrease in the provision for income tax was primarily a result of lower pretax income, offset in part by a higher effective tax rate. The effective tax rate increased to 42.0% for the three months ended January 24, 2015 from 30.9% for the three months ended January 25, 2014. The increase in the effective tax rate for the three months ended January 24, 2015 was primarily the result of a benefit recorded in Fiscal 2014 related to the Company’s indefinitely reinvested foreign earnings related to our Canadian store expansion, as well as the purchase of a building in Hong Kong, which lowered the effective tax rate for the three months ended January 25, 2014.

Net Income. Net income includes income from continuing operations and results from discontinued operations. Net income decreased by $23.2 million, or 72.7%, to $8.7 million for the three months ended January 24, 2015 from $31.9 million for the three months ended January 25, 2014, primarily due to lower level of operating income at Justice, offset in part by a decrease in the provision for income taxes for the three months ended January 24, 2015.

Net Income per Diluted Common Share. Net income per diluted common share decreased by $0.14, or 73.7%, to $0.05 for the three months ended January 24, 2015 from $0.19 for the three months ended January 25, 2014, primarily as a result of the decrease in net income, as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Six Months Ended January 24, 2015 compared to Six Months Ended January 25, 2014

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Six Months Ended
	January 24, 2015	January 25, 2014	$ Change	% Change
	(millions, except per share data)
Net sales	$2,482.8	$2,463.1	$19.7	0.8%

Cost of goods sold	(1,126.3)	(1,108.0)	(18.3)	1.7%
Cost of goods sold as % of net sales	45.4%	45.0%
Gross margin	1,356.5	1,355.1	1.4	0.1%
Gross margin as % of net sales	54.6%	55.0%
Other operating expenses:
Buying, distribution and occupancy expenses	(430.8)	(418.1)	(12.7)	3.0%
Buying, distribution and occupancy expenses as % of net sales	17.4%	17.0%
Selling, general and administrative expenses	(726.2)	(697.8)	(28.4)	4.1%
SG&A expenses as % of net sales	29.2%	28.3%
Acquisition-related, integration and restructuring expenses	(14.3)	(12.2)	(2.1)	17.2%
Depreciation and amortization expense	(102.5)	(92.4)	(10.1)	10.9%
Total other operating expenses	(1,273.8)	(1,220.5)	(53.3)	4.4%
Operating income	82.7	134.6	(51.9)	(38.6)%
Operating income as % of net sales	3.3%	5.5%
Interest expense	(3.3)	(3.1)	(0.2)	6.5%
Interest and other income (expense), net	0.1	(0.5)	0.6	(120.0)%
Income from continuing operations before provision for income taxes	79.5	131.0	(51.5)	(39.3)%
Provision for income taxes from continuing operations	(17.3)	(44.3)	27.0	(60.9)%
Effective tax rate(a)	21.8%	33.8%
Income from continuing operations	62.2	86.7	(24.5)	(28.3)%
Loss from discontinued operations, net of taxes (b)	—	(2.2)	2.2	(100.0)%
Net income	$62.2	$84.5	$(22.3)	(26.4)%

Net income per common share - basic:
Continuing operations	$0.38	$0.54	$(0.16)	(29.6)%
Discontinued operations	—	(0.01)	0.01	(100.0)%
Total net income per basic common share	$0.38	$0.53	$(0.15)	(28.3)%

Net income per common share - diluted:
Continuing operations	$0.38	$0.52	$(0.14)	(26.9)%
Discontinued operations	—	(0.01)	0.01	(100.0)%
Total net income per diluted common share	$0.38	$0.51	$(0.13)	(25.5)%
________

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b)	Loss from discontinued operations is presented net of a $2.8 million income tax benefit for the six months ended January 25, 2014.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $19.7 million, or 0.8%, to $2.483 billion for the six months ended January 24, 2015 from $2.463 billion for the six months ended January 25, 2014. On a consolidated basis, for the six months ended January 24, 2015 compared to the six months ended January 25, 2014, store comparable sales decreased by $53.7 million, or 3%, to $1.970 billion from $2.024 billion; ecommerce sales increased by $42.1 million, or 18%, to $276.6 million from $234.5 million; non-comparable sales increased by $37.0 million, or 32%, to $154.3 million from $117.3 million; and wholesale, licensing and other revenues decreased by $5.7 million, or 7%, to $81.5 million from $87.2 million.

Net sales data for our five business segments is presented below.

	Six Months Ended
	January 24, 2015	January 25, 2014	$ Change	% Change
	(millions)
Net sales:
Justice	$770.9	$806.5	$(35.6)	(4.4)%
Lane Bryant	525.2	526.4	(1.2)	(0.2)%
maurices	531.7	492.6	39.1	7.9%
dressbarn	490.0	482.0	8.0	1.7%
Catherines	165.0	155.6	9.4	6.0%
Total net sales	$2,482.8	$2,463.1	$19.7	0.8%

Store comparable sales (a)				(3)%
Ecommerce comparable sales				18%
Combined comparable sales (b)				(1)%
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
(b) The Company believes our ecommerce operations are interdependent with our brick-and-mortar store sales and, as such, we believe that reporting combined comparable sales on a brand-by-brand basis, as discussed below, is a more appropriate presentation.

Justice net sales. The net decrease primarily reflects:

•	a decrease of $44.6 million, or 6%, in combined comparable sales during the six months ended January 24, 2015;

•	a $16.2 million increase in non-comparable stores sales, primarily driven by an increase related to 17 net new store openings during the last twelve months; and

•	a $7.2 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net decrease primarily reflects:

•	an increase of $1.2 million, or essentially flat, in combined comparable sales during the six months ended January 24, 2015;

•	a $2.6 million decrease in non-comparable stores sales, as the positive effect of 37 new store openings was more than offset by 39 store closings in the last twelve months; and

•	a $0.2 million increase in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $19.2 million, or 4%, in combined comparable sales during the six months ended January 24, 2015;

•	a $20.5 million increase in non-comparable stores sales, primarily driven by an increase related to 39 net new store openings during the last twelve months; and

•	a $0.6 million decrease in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn net sales. The net increase primarily reflects:

•	an increase of $3.1 million, or 1%, in combined comparable sales during the six months ended January 24, 2015;

•	a $4.6 million increase in non-comparable stores sales, as the positive effect of 33 new store openings was only offset in part by 39 store closings during the last twelve months; and

•	a $0.3 million increase in other revenues.

Catherines net sales. The net increase primarily reflects:

•	an increase of $9.5 million, or 7%, in combined comparable sales during the six months ended January 24, 2015;

•	a $1.7 million decrease in non-comparable stores sales, primarily driven by a decrease related to 6 store closings during the last twelve months; and

•	a $1.6 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 40 basis points to 54.6% for the six months ended January 24, 2015 from 55.0% for the six months ended January 25, 2014. Our gross margin rate, as discussed on a brand-by-brand basis below, benefited primarily from higher gross margin rates at maurices, dressbarn and Catherines and was more than offset by a slightly lower gross margin rate at Lane Bryant and a more significant margin rate decrease at Justice.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Buying, Distribution and Occupancy ("BD&O") Expenses. BD&O expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses increased by $12.7 million, or 3.0%, to $430.8 million for the six months ended January 24, 2015 from $418.1 million for the six months ended January 25, 2014. BD&O expenses as a percentage of net sales increased by 40 basis points to 17.4% for the six months ended January 24, 2015 from 17.0% for the six months ended January 25, 2014. The increase in BD&O expenses, both in dollars and as a percentage of net sales, was primarily due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014, higher store-occupancy costs related to the new store growth during the past twelve months, and higher handling costs associated with an increase in ecommerce sales volume, offset in part by synergy savings resulting from the integration of Lane Bryant's and Catherines' brick-and-mortar operations into the Company's distribution facilities in Etna, Ohio.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under BD&O expenses. SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, insurance costs, legal costs and costs related to other administrative services.

SG&A expenses increased by $28.4 million, or 4.1%, to $726.2 million for the six months ended January 24, 2015 from $697.8 million for the six months ended January 25, 2014. SG&A expenses as a percentage of net sales increased by 90 basis points to 29.2% for the six months ended January 24, 2015 from 28.3% for the six months ended January 25, 2014. The increase in SG&A expenses, both in dollars and as a percentage of sales, was primarily due to store-related payroll costs and other store expenses resulting from the new store growth, increased administrative expenses related to the ecommerce growth, higher marketing costs and higher store asset impairment charges resulting from the lower-than-expected operating performance of certain retail locations, primarily at Justice.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $10.1 million, or 10.9%, to $102.5 million for the six months ended January 24, 2015 from $92.4 million for the six months ended January 25, 2014. The increase was due to (i) new store openings during the last twelve months, (ii) our expanded distribution centers in Ohio and Indiana being placed into service in second half of Fiscal 2014 and (iii) the relocation of our corporate offices to Mahwah, New Jersey in the

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

third quarter of Fiscal 2014. These increases were partially offset by the accelerated depreciation of $6.0 million recorded in the six months ended January 25, 2014 for assets which were retired in Fiscal 2014. The Company expects depreciation expense to continue to increase until our major capital projects are completed, which is scheduled for the end Fiscal 2015, and the related depreciation expense is fully included within all periods.

Operating Income. Operating income decreased by $51.9 million, or 38.6%, to $82.7 million for the six months ended January 24, 2015 from $134.6 million for the six months ended January 25, 2014. Operating income as a percentage of net sales decreased 220 basis points, to 3.3% for the six months ended January 24, 2015 from 5.5% for the six months ended January 25, 2014. The decrease, expressed in dollars, primarily reflected increases in BD&O expenses, SG&A expenses and depreciation expense, offset in part by an increase in gross margin.

Operating income data for our five business segments is presented below.

	Six Months Ended
	January 24, 2015	January 25, 2014	$ Change	% Change
	(millions)
Operating income (loss):
Justice	$53.4	$100.1	$(46.7)	(46.7)%
Lane Bryant	(18.6)	(7.3)	(11.3)	154.8%
maurices	56.1	51.8	4.3	8.3%
dressbarn	(7.1)	(5.2)	(1.9)	36.5%
Catherines	13.2	7.4	5.8	78.4%
Unallocated acquisition-related, integration and restructuring expenses	(14.3)	(12.2)	(2.1)	17.2%
Total operating income	$82.7	$134.6	$(51.9)	(38.6)%

Justice operating income decreased by $46.7 million as a result of a decrease in sales, a 250 basis point decline in gross margin rate and increases in BD&O expenses, SG&A expenses and depreciation expense. The lower gross margin rate was mainly attributable to higher promotional markdowns, which resulted from increased promotional activity required to sell through fall merchandise. BD&O expenses increased largely as a result of higher store occupancy costs primarily related to store growth over the past twelve months and higher handling costs associated with an increase in ecommerce sales volume. The increase in SG&A expenses was mainly attributable to an increase in store-related payroll and other costs resulting from the new store growth and higher store asset impairment charges resulting from the lower-than-expected operating performance of certain retail locations, offset in part by a decrease in administrative-payroll costs related to incentive compensation. Depreciation expense increased slightly as higher depreciation expense from new store growth and higher allocated depreciation of Company-owned facilities placed into service during Fiscal 2014, was mostly offset by a decrease in accelerated depreciation recorded in the six months ended January 25, 2014 for assets which were retired in Fiscal 2014.

Lane Bryant operating loss increased by $11.3 million as a result of an increase in SG&A expenses and a slight decrease in sales and gross margin rate, offset in part by a decrease in BD&O expenses. The slightly lower gross margin rate was mainly attributable to higher promotional markdowns, offset in part by lower freight costs. The lower BD&O expenses resulted primarily from a decrease in store occupancy costs associated with store closings during the last twelve months and synergy savings resulting from the integration of their brick-and-mortar operations into the Company's distribution facility in Etna, Ohio. These decreases were offset in part by increases in buying-related costs resulting from the expansion of the merchandising and design functions. SG&A expenses increased due to increases in administrative-payroll costs, store-related payroll costs and other costs and higher marketing costs. These costs include the impact of a duplicative allocated corporate overhead structure, which is expected to decrease upon the completion of the Company's migration to common information technology platforms.

maurices operating income increased by $4.3 million as a result of an increase in sales and gross margin rate, offset in part by increases in BD&O expenses, SG&A expenses and depreciation expense. The gross margin rate benefited from lower product costs achieved through sourcing more product internally, offset in part by higher promotional markdowns. The increase in BD&O expenses was mainly due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014 and an increase in store occupancy and distribution expenses, which resulted largely from new store growth and the increased ecommerce sales volume. The increase in SG&A expenses was primarily due to an increase in

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

store-related payroll and other costs resulting from the new store growth, as well as higher marketing costs. These factors were offset in part by a $1.6 million gain on the sale of the distribution center in Des Moines, Iowa during the second quarter of Fiscal 2015. The increase in depreciation expense resulted mainly from new store growth and higher allocated depreciation of Company-owned facilities, which were placed into service during Fiscal 2014.

dressbarn operating loss increased by $1.9 million as an increase in sales and gross margin rate was more than offset by increases in BD&O expenses, SG&A expenses and depreciation expense. The higher gross margin rate was mainly attributable to lower markdowns as tighter inventory control resulted in a better sell-through of merchandise. BD&O expenses increased due to investments in the merchandising and design functions throughout Fiscal 2014 and an increase in store occupancy costs which resulted from higher rent associated with lease renewals, new stores and higher taxes. The increase in SG&A expenses was primarily due to increased administrative expenses related to ecommerce growth and higher marketing costs. The increase in depreciation expense resulted from higher allocated depreciation of Company-owned facilities, which were placed into service during Fiscal 2014.

Catherines operating income increased by $5.8 million as a result of an increase in sales and gross margin rates and a decrease in BD&O expenses, offset in part by an increase in SG&A expenses. The gross margin rate increased as a result of selected price increases. The lower BD&O expenses resulted primarily from synergy savings due to the integration of their brick-and-mortar operations into the Company's distribution facility in Etna, Ohio. The increase in SG&A expenses was mainly due to higher marketing costs.

Unallocated acquisition-related, integration and restructuring expenses. The unallocated expenses of $14.3 million for the six months ended January 24, 2015 and $12.2 million for the six months ended January 25, 2014 represent Acquisition-related, integration and restructuring expenses related mainly to its supply chain and technological integration efforts. During the first half of Fiscal 2015, we (i) principally completed the centralization of all of the Company’s brick-and-mortar store distribution into one location in Etna, OH, (ii) continued the centralization all of the Company’s ecommerce distribution into one location in Greencastle, Indiana and (iii) continued the migration of our common information technology platforms. Costs for these on-going projects will continue until substantial completion, which is expected to occur at the end of Fiscal 2015.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $27.0 million, or 60.9%, to $17.3 million for the six months ended January 24, 2015 from $44.3 million for the six months ended January 25, 2014. The decrease in the provision for income tax was primarily a result of lower pretax income and a lower effective tax rate. The effective tax rate decreased to 21.8% for the six months ended January 24, 2015 from 33.8% for the six months ended January 25, 2014. The decrease in the effective tax rate for the six months ended January 24, 2015 was primarily due to the approximately $13 million tax benefit related to the retirement of the President and CEO of Justice which was treated as a discrete item in the first quarter of Fiscal 2015. This was offset in part by a benefit recorded in Fiscal 2014 related to the Company’s indefinitely reinvested foreign earnings related to our Canadian store expansion , as well as the purchase of a building in Hong Kong, which lowered the effective tax rate for the six months ended January 25, 2014.

Net Income. Net income includes income from continuing operations and results from discontinued operations. Net income decreased by $22.3 million, or 26.4%, to $62.2 million for the six months ended January 24, 2015 from $84.5 million for the six months ended January 25, 2014, primarily due to lower level of operating income at Justice, offset in part by a decrease in the provision for income taxes for the six months ended January 24, 2015.

Net Income per Diluted Common Share. Net income per diluted common share decreased by $0.13, or 25.5%, to $0.38 for the six months ended January 24, 2015 from $0.51 for the six months ended January 25, 2014, primarily as a result of the decrease in net income, as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	January 24, 2015	July 26, 2014	$ Change
	(millions)
Cash and cash equivalents	$197.8	$156.9	$40.9
Short-term investments	4.3	30.4	(26.1)
Total debt	(127.0)	(172.0)	45.0
Net cash and investments (a)	$75.1	$15.3	$59.8
Total Equity	$1,805.5	$1,737.7	$67.8
_________

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term investments, less total debt.

The increase in our net cash and investments position as of January 24, 2015, as compared to July 26, 2014, was primarily due to our operating cash flows, partially offset by the use of cash to support our capital expenditures (as discussed below under "Capital Spending”) and the use of cash to reduce borrowings outstanding under our amended and restated revolving credit agreement (the "Revolving Credit Agreement"). The increase in equity was primarily due to the Company’s net income and the impact of stock-based compensation for the six months ended January 24, 2015.

Cash Flows

The table below summarizes our cash flows for the six months ended presented as follows:

	Six Months Ended
	January 24, 2015	January 25, 2014
	(millions)
Net cash provided by operating activities	$212.7	$175.2
Net cash used in investing activities	(130.9)	(205.5)
Net cash (used in) provided by financing activities	(40.9)	14.0
Net increase (decrease) in cash and cash equivalents	$40.9	$(16.3)

Net Cash Provided by Operating Activities. Net cash provided by operations was $212.7 million for the six months ended January 24, 2015, compared with $175.2 million for the six months ended January 25, 2014. The increase was driven by lower working capital requirements, primarily the result of lower inventory purchases in Fiscal 2015, lower cash payments for income taxes and cash outflows in Fiscal 2014 associated with the discontinued operations. These factors were offset in part by lower net income before non-cash expenses, such as depreciation and amortization expense and stock-based compensation expense. Inventory purchases declined due to tighter inventory management and delays in the receipt of spring product as a result of the West Coast port slowdown.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended January 24, 2015 was $130.9 million, consisting primarily of $154.4 million of capital expenditures, offset in part by $14.6 million of net proceeds from the sale of investments and $8.9 million of proceeds from the sale of assets. Net cash used in investing activities for the six months ended January 25, 2014 was $205.5 million, consisting primarily of $247.1 million of capital expenditures, offset in part by $42.2 million of proceeds from the sale of assets.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $40.9 million for the six months ended January 24, 2015, consisting primarily of $45.0 million of net repayments of debt under our Revolving Credit Agreement offset by $3.9 million of proceeds relating to our stock-based compensation plans. Net cash provided by financing activities for the six months ended January 25, 2014 was $14.0 million, consisting primarily of $14.2 million of proceeds relating to our stock-based compensation plans offset by $4.0 million of net repayments of debt under our Revolving Credit Agreement.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Capital Spending

Capital expenditures in the six months ended January 24, 2015 were $154.4 million, which included both routine spending in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores as well as spending for non-routine capital investments in our technological and supply chain infrastructure and corporate office facilities.  For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2014 10-K.  Spending on these non-routine projects amounted to approximately $60 million in the six months ended January 24, 2015. We expect the remaining capital requirements for these projects to be approximately $125 million, which are expected to be incurred principally over the next twelve months. These capital investments are expected to be funded primarily with operating cash flows and, to the extent necessary, borrowings under the Company’s Revolving Credit Agreement.

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

As of January 24, 2015, approximately 89% of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S., we would incur a current U.S. tax liability of between 15% to 20% of the cash repatriated; this current U.S. tax liability has materially been previously provided for in the provision for income taxes and is currently classified within Deferred income taxes on the accompanying unaudited condensed consolidated balance sheets. We currently do not have any plans to repatriate these funds from our overseas subsidiaries to the U.S.

As of January 24, 2015, after taking into account the $127.0 million of revolving debt outstanding and the $13.3 million in outstanding letters of credit, the Company had $270.4 million in availability under the Revolving Credit Agreement. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of January 24, 2015. The Company believes the Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of January 24, 2015, there were six financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

For a complete description of the Company’s borrowing arrangements see Note 7 to the accompanying unaudited condensed consolidated financial statements.

Common Stock Repurchase Program

There were no purchases of common stock by the Company during the six months ended January 24, 2015 under its repurchase program. For a complete description of the Company's 2010 Stock Repurchase Program see Note 9 to the accompanying unaudited condensed consolidated financial statements.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Contractual and Other Obligations

Firm Commitments

As previously announced in October 2014, the President and CEO of its Justice brand retired effective January 24, 2015. As a result, certain amounts became payable under his employment agreement within the next twelve months. In particular, previously accrued deferred compensation of approximately $35 million, as adjusted through January 24, 2015, is payable in late July 2015. In addition, a severance payment of approximately $9 million was paid into a Rabbi Trust early in the third quarter of Fiscal 2015 and will be disbursed in late July 2015. Other than the above, there have been no material changes during the period covered by this report to the firm commitments specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2014 10-K.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2014 10-K.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Fiscal 2014 10-K. For a detailed discussion of the Company's critical accounting policies, see the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2014 10-K. There have been no material changes to the Company’s critical accounting policies since July 26, 2014, other than the below update to the Company’s goodwill and intangible asset discussion.
Impairment of Goodwill and Other Intangible Assets
The annual assessment of goodwill for Fiscal 2014 was performed during the fourth quarter of Fiscal 2014 (the “Fiscal 2014 Valuation”). As disclosed in our Fiscal 2014 10-K, the Company had goodwill of $581.4 million, of which $103.6 million, $319.1 million, $130.7 million and $28.0 million related to Justice, Lane Bryant, maurices and Catherines, respectively. As of the Fiscal 2014 Valuation, the percentage by which the fair value of equity exceeded its carrying value of equity was substantial for all reporting units except Lane Bryant, whose excess was 7%.
The Fiscal 2014 Valuation was determined with the assistance of an independent valuation firm using two valuation approaches, including the income approach (discounted cash flow method) and market approach (guideline public company method and guideline transaction method). The Company believes that the income approach is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Therefore, a greater weighting was applied to the income approach than the other market approach methods.The weighing of the fair values by valuation approach (income approach vs. market approach) were consistent across all reporting units, with certain variations on the relative weighting between the guideline public company method and guideline transaction method. For all reporting units the income approach was weighted 75% and the market approach 25%. As an additional validation of reporting unit valuations, the Company’s publicly traded market capitalization was also considered as part of the underlying analysis.
As noted above, the percentage by which the fair value of Lane Bryant exceeded its carrying value as of the Fiscal 2014 valuation was 7% and was calculated using weighted average cost of capital of 13.75%. Several factors could impact Lane Bryant’s ability to achieve the future cash flows in the Fiscal 2014 Valuation including, but not limited to: (i) efficiencies from the consolidation of our distribution network, (ii) initiatives aimed at expanding certain higher performing categories of the business, (iii) elimination of the current duplicative allocated corporate overhead structure, and (iv) optimization of fleet productivity. For the six months ended January 24, 2015, Lane Bryant has generally performed in line with the estimated cash flows included in the Fiscal 2014 Valuation. However, given the relatively small excess of fair value over carrying value as of the Fiscal 2014 Valuation, if the profitability trends, or market multiples, decline during the latter half of Fiscal 2015 from those that were expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of the Lane Bryant goodwill.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Regarding Justice, although their operating income declined 45% from $182.3 million for fiscal 2013 to $99.3 million for Fiscal 2014, in evaluating the Fiscal 2014 Valuation the Company believed that future cash flows would improve due to: (i) efficiencies from the consolidation of our distribution network, (ii) various initiatives aimed at expanding the presence of the Justice reporting unit domestically and internationally and (iii) initiatives aimed at enhancing our customer’s shopping experience across our various shopping channels. Based on these initiatives, using a weighted average cost of capital of 12.75%, the percentage by which the fair value of Justice exceeded their carrying value as of the Fiscal 2014 Valuation was over 200%. For the six months ended January 24, 2015, Justice reported a significant decrease in operating income due to a 6% decline in combined comparable sales and aggressive promotional activity which was required to sell through fall merchandise. While actual short term results may fall short of those contemplated in the Fiscal 2014 Valuation, such shortfalls are believed to be temporary. The Company is continuing to make significant adjustments to the go-forward inventory strategy for Justice through much lower planned receipts. This, along with the strategies mentioned above, are expected to have a positive effect on sales, gross margin and operating income in future periods. As a result, we do not believe that the near term decline in Justice operating income, including actual results through January 24, 2015 and our latest estimates thereafter, is of the magnitude that would indicate the goodwill of Justice is impaired. However, if Justice results continue to decline significantly, it is possible that an interim test, or our annual impairment test, could result in an impairment of the Justice goodwill.
The Fiscal 2014 Valuation for all reporting units was highly dependent on future discounted cash flow assumptions which include assumptions of revenue growth, gross margin, operating income margin, capital expenditures as well as the estimation and application of a weighted average cost of capital. The forecast assumptions can be impacted in the future by macroeconomic conditions that impact levels and patterns of consumer spending and interest rates. Some of the factors that could negatively impact discretionary consumer spending include general economic conditions, high unemployment, lower wage levels, increasing interest rates, severe weather conditions and low consumer confidence. Until resolved, labor unrest at the West Coast ports could also have a negative impact on our operating results. We continue to evaluate the actual performance of our reporting units compared to forecasted results and note that future adverse events may require us to incur impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods to the extent the carrying value of the reporting unit exceeds its estimated fair value, and note that such charges may be material.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of January 24, 2015. There has been no change in the Company’s internal control over financial reporting during the quarter ended January 24, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including our advertising and marketing practices and product and safety concerns; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although such litigation is routine and incidental to the conduct of our business, like any business of our size which has a significant number of employees and sells a significant amount of merchandise, such litigation can result in large monetary awards. The consequences of these matters cannot be fully determined by management at this time. However, in the opinion of management, we believe that current pending litigation will not have a material adverse effect on our condensed consolidated financial statements.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2014 10-K. There have been no material changes during the quarter ended January 24, 2015 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2014 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended January 24, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (October 26, 2014 – November 22, 2014)	—	$—	—	$ 90 million
Month # 2 (November 23, 2014 – December 27, 2014)	—	—	—	90 million
Month # 3 (December 28, 2014 – January 24, 2015)	—	—	—	90 million
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

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robb Giammatteo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

ASCENA RETAIL GROUP, INC.

Date: March 3, 2015	BY: /s/ David Jaffe
David Jaffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2015	BY: /s/ Robb Giammatteo
Robb Giammatteo
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)