Form 10-Q
period 2015-04-25
Ascena Retail Group, Inc.
filed 2015-06-02
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 25, 2015

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
The Registrant had 162,990,285 shares of common stock outstanding as of May 29, 2015.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 25, 2015	July 26, 2014
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208.9	$156.9
Short-term investments	13.1	30.4
Inventories	543.6	553.2
Deferred tax assets	67.4	46.7
Prepaid expenses and other current assets	150.1	136.4
Total current assets	983.1	923.6
Property and equipment, net	1,138.5	1,110.6
Goodwill	581.4	581.4
Other intangible assets, net	433.4	435.4
Other assets	84.0	72.8
Total assets	$3,220.4	$3,123.8

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$238.8	$253.2
Accrued expenses and other current liabilities	321.3	308.9
Deferred income	73.3	63.5
Income taxes payable	13.3	6.3
Total current liabilities	646.7	631.9
Long-term debt	155.0	172.0
Lease-related liabilities	243.4	248.5
Deferred income taxes	198.0	147.7
Other non-current liabilities	139.3	186.0
Commitments and contingencies (Note 11)
Total liabilities	1,382.4	1,386.1

Equity:
Common stock, par value $0.01 per share; 162.9 million and 161.8 million shares issued and outstanding	1.6	1.6
Additional paid-in capital	663.2	642.2
Retained earnings	1,182.7	1,096.1
Accumulated other comprehensive loss	(9.5)	(2.2)
Total equity	1,838.0	1,737.7
Total liabilities and equity	$3,220.4	$3,123.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(millions, except per share data) (unaudited)
Net sales	$1,150.3	$1,145.1	$3,633.1	$3,608.2
Cost of goods sold	(475.2)	(487.4)	(1,601.5)	(1,595.4)
Gross margin	675.1	657.7	2,031.6	2,012.8

Other operating expenses:
Buying, distribution and occupancy expenses	(214.2)	(207.7)	(645.0)	(625.8)
Selling, general and administrative expenses	(365.0)	(335.0)	(1,091.2)	(1,032.8)
Acquisition-related, integration and restructuring expenses	(4.6)	(12.7)	(18.9)	(24.9)
Depreciation and amortization expense	(56.9)	(48.6)	(159.4)	(141.0)
Total other operating expenses	(640.7)	(604.0)	(1,914.5)	(1,824.5)
Operating income	34.4	53.7	117.1	188.3

Interest expense	(1.5)	(1.7)	(4.8)	(4.8)
Interest and other income (expense), net	0.1	(0.7)	0.2	(1.2)
Income from continuing operations before provision for income taxes	33.0	51.3	112.5	182.3
Provision for income taxes from continuing operations	(8.6)	(15.7)	(25.9)	(60.0)
Income from continuing operations	24.4	35.6	86.6	122.3
Loss from discontinued operations, net of taxes (a)	—	(2.4)	—	(4.6)
Net income	$24.4	$33.2	$86.6	$117.7

Net income per common share - basic:
Continuing operations	$0.15	$0.22	$0.53	$0.76
Discontinued operations	—	(0.02)	—	(0.03)
Total net income per basic common share	$0.15	$0.20	$0.53	$0.73

Net income per common share – diluted:
Continuing operations	$0.15	$0.22	$0.53	$0.74
Discontinued operations	—	(0.02)	—	(0.03)
Total net income per diluted common share	$0.15	$0.20	$0.53	$0.71

Weighted average common shares outstanding:
Basic	162.8	161.4	162.4	160.4
Diluted	165.0	164.7	164.9	164.9
_______
(a) Loss from discontinued operations is presented net of a $0.1 million and a $2.9 million income tax benefit for the three and nine months ended April 26, 2014, respectively.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(millions) (unaudited)
Net income	$24.4	$33.2	$86.6	$117.7
Other comprehensive income (loss), net of tax(a):
Foreign currency translation adjustment	1.0	1.0	(7.3)	(2.2)
Total other comprehensive income (loss)	1.0	1.0	(7.3)	(2.2)
Total comprehensive income	$25.4	$34.2	$79.3	$115.5
_______
(a) No tax benefits have been provided in any period primarily due to the Company's indefinite reinvestment assertion for foreign earnings.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 25, 2015	April 26, 2014
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$86.6	$117.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	159.4	141.0
Deferred income tax expense (benefit)	29.7	(13.1)
Deferred rent and other occupancy costs	(28.7)	(28.1)
Gain on sale of assets	(1.6)	—
Non-cash stock-based compensation expense	13.6	23.7
Non-cash impairments of tangible assets	8.7	3.5
Non-cash interest expense, net	0.7	1.0
Other non-cash income, net	(1.7)	(5.8)
Excess tax benefits from stock-based compensation	—	(4.3)
Changes in operating assets and liabilities:
Inventories	9.6	(23.8)
Accounts payable, accrued liabilities and income tax liabilities	(39.6)	(15.7)
Deferred income	15.6	17.1
Lease-related liabilities	24.1	31.2
Other balance sheet changes, net	6.9	18.5
Change in net assets related to discontinued operations	—	(19.4)
Net cash provided by operating activities	283.3	243.5

Cash flows from investing activities:
Capital expenditures	(234.9)	(368.9)
Proceeds from sale of assets	8.9	42.2
Purchase of investments	(22.0)	(0.7)
Proceeds from sales and maturities of investments	27.8	0.1
Net cash used in investing activities	(220.2)	(327.3)

Cash flows from financing activities:
Proceeds from borrowings	763.8	1,094.3
Repayments of debt	(780.8)	(1,004.9)
Proceeds from stock options exercised and employee stock purchases	5.9	16.9
Excess tax benefits from stock-based compensation	—	4.3
Net cash (used in) provided by financing activities	(11.1)	110.6

Net increase in cash and cash equivalents	52.0	26.8
Cash and cash equivalents at beginning of period	156.9	186.4

Cash and cash equivalents at end of period	$208.9	$213.2

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. The Company operates, through its 100% owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company's operations include approximately 3,900 stores throughout the United States and Canada, with annual revenues of approximately $4.8 billion for the fiscal year ended July 26, 2014. The Company and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2015 will end on July 25, 2015 and will be a 52-week period (“Fiscal 2015”). Fiscal 2014 ended on July 26, 2014 and reflected a 52-week period (“Fiscal 2014”). The third quarter of Fiscal 2015 ended on April 25, 2015 and was a 13-week period. The third quarter of Fiscal 2014 ended on April 26, 2014 and was also a 13-week period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Notes 3 and 4 to the Fiscal 2014 10-K.

Income Taxes

Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carry forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment. In that regard, in December 2014, legislation was enacted which extended bonus depreciation allowed on qualifying assets placed into service during calendar year 2014. As a result, approximately $32 million of current taxes were deferred in the second quarter of Fiscal 2015 and are reflected in Deferred income taxes as of April 25, 2015.
Reclassifications

Historically, the Company included freight costs to move merchandise from its distribution centers to its retail stores within Buying, distribution and occupancy ("BD&O") expenses. As these costs were appropriately treated as a component of inventory, such costs should have been expensed to Cost of goods sold as the inventories were sold. In the fourth quarter of Fiscal 2014, the Company restated its prior period information by reclassifying these freight costs from BD&O expenses to Cost of goods sold. These reclassifications included $9.1 million and $33.3 million of such costs for the three and nine months ended April 26, 2014, respectively. There were no changes to historical operating income or historical net income for any period as a result of this change.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, given the significant increase in ecommerce revenues and related shipping costs, the Company concluded in the fourth quarter of Fiscal 2014 that freight costs to bring ecommerce merchandise to its final destination should be classified consistently with brick-and-mortar freight charges. This presentation aligns with how the Company now evaluates the effect of the increased ecommerce business on its results from operations. Accordingly, the Company changed its financial statement presentation by reclassifying these shipping costs from BD&O expenses to Costs of goods sold. These reclassifications included $8.2 million and $27.2 million of such costs for the three and nine months ended April 26, 2014, respectively. There were no changes to historical operating income or historical net income for any period as a result of this change.

Certain other immaterial reclassifications have been made to the prior period financial information in order to conform to the current period's presentation.

3. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition." The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance would be effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. In April 2015, the FASB proposed a one-year deferral of the effective date of the guidance. Under the proposal, the guidance would be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The guidance is to be applied retrospectively, with early application not permitted prior to the original public entity effective date of December 15, 2016. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

4. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	April 25, 2015	July 26, 2014
	(millions)
Justice	$132.1	$198.6
Lane Bryant	147.0	125.6
maurices	104.3	105.5
dressbarn	119.7	97.1
Catherines	40.5	26.4
Total inventories	$543.6	$553.2

5. Fair Value Measurements

Cash and cash equivalents (Level 1 measurements) are recorded at their carrying value, which approximates fair value. As of April 25, 2015, the Company’s only short-term investment was restricted cash (Level 1 measurement), which is recorded at its carrying value and which approximates fair value. As the Company’s primary debt obligations, consisting primarily of revolving credit borrowings, are variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and the carrying value of the Company’s debt obligations.

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

Fiscal 2015 Impairment

During the nine months ended April 25, 2015, the Company recorded an aggregate of $8.7 million in non-cash impairment charges, including $5.5 million in its Justice segment, $0.6 million in its Lane Bryant segment, $2.0 million in its maurices segment and $0.6 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $1.5 million was recorded during the three months ended April 25, 2015. There were no impairment charges recorded at Catherines during the three and nine months ended April 25, 2015.

Fiscal 2014 Impairment

During the nine months ended April 26, 2014, the Company recorded an aggregate of $3.5 million in non-cash impairment charges, including $0.2 million in its Justice segment, $0.9 million in its Lane Bryant segment, $0.7 million in its maurices segment and $1.7 million in its dressbarn segment. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Of the above amount, $0.5 million was recorded during the three months ended April 26, 2014. There were no impairment charges recorded at Catherines during the three and nine months ended April 26, 2014.

7. Debt

Debt consists of the following:	April 25, 2015	July 26, 2014
	(millions)
Revolving credit agreement	$155.0	$172.0
Less: current portion	—	—
Total long-term debt	$155.0	$172.0

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of April 25, 2015, after taking into account the $155.0 million of revolving debt outstanding and the $13.3 million in outstanding letters of credit, the Company had $331.7 million of availability under the Revolving Credit Agreement.

Restrictions under the Revolving Credit Agreement

The Company is subject to certain restrictions and financial covenants with respect to minimum availability limits under the Revolving Credit Agreement.  Such limits are variable based on the outstanding borrowing commitment.  Should Availability (as defined in the Revolving Credit Agreement) fall below the minimum level for three consecutive days, the Company would be in a Reduced Availability Period and would be subject to a fixed charge coverage ratio test.  As of April 25, 2015, the Reduced Availability Period would be triggered if our availability were to drop below approximately $50.0 million for three consecutive days.  As of April 25, 2015, the Company had $331.7 million in availability under the Revolving Credit Agreement and accordingly, the fixed charge coverage ratio test does not apply.

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

8. Retirement Agreement

The President and CEO of our Justice brand retired effective January 24, 2015. As a result, previously accrued deferred compensation under the terms of his employment agreement of approximately $35 million, as adjusted through April 25, 2015, will be payable in late July 2015. This amount, which was treated as a non-deductible permanent item for income tax purposes in previous periods, became fully deductible in the first quarter of Fiscal 2015. The related tax benefit of approximately $13 million was treated as a discrete item within the first quarter of Fiscal 2015 and was a significant factor in reducing the Company's effective income tax rate for the nine months ended April 25, 2015.

In addition to the deferred compensation, and also pursuant to the terms of his employment agreement, a previously accrued severance payment of $9 million was paid into a Rabbi Trust early in the third quarter of Fiscal 2015 and will be disbursed in late

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

July 2015. These funds are recorded as restricted cash within Short-term investments in the Company's Condensed Consolidated Balance Sheet as of April 25, 2015.

As a result of the retirement agreement, the Company reclassified the deferred compensation and severance accruals discussed above during the first quarter of Fiscal 2015 from Other non-current liabilities to Accrued expenses and other current liabilities. Deferred taxes on the deferred compensation and severance accruals are included within Deferred tax assets as of April 25, 2015 in the accompanying condensed consolidated balance sheets and comprise a majority of the change in that balance from July 26, 2014.

9. Equity

	Nine Months Ended
Summary of Changes in Equity:	April 25, 2015	April 26, 2014
	(millions)
Balance at beginning of period	$1,737.7	$1,556.4
Total comprehensive income	79.3	115.5
Shares issued and equity grants made pursuant to stock-based compensation plans	21.0	42.6
Other	—	(0.6)
Balance at end of period	$1,838.0	$1,713.9

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

There were no purchases of common stock by the Company during the nine months ended April 25, 2015 under its repurchase program. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at April 25, 2015.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(millions)
Basic	162.8	161.4	162.4	160.4
Dilutive effect of stock options, restricted stock and restricted stock units	2.2	3.3	2.5	4.5
Diluted shares	165.0	164.7	164.9	164.9

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of April 25, 2015 and April 26, 2014, there was an aggregate of approximately 8.8 million and 5.6 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of restricted stock units that were excluded from the diluted share calculations.

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

As of April 25, 2015, there were approximately 8.0 million shares remaining under the 2010 Stock Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(millions)
Compensation expense	$6.4	$3.9	$13.6	$23.7
Income tax benefit	$(2.4)	$(1.5)	$(5.1)	$(9.0)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Nine Months Ended
	April 25, 2015	April 26, 2014
Expected term (years)	3.9	3.9
Expected volatility	38.9%	40.0%
Risk-free interest rate	1.8%	1.5%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$4.97	$7.13

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the nine months ended April 25, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 26, 2014	12,714.4	$14.04	5.6	$45.7
Granted	3,211.6	14.06
Exercised	(645.7)	8.66
Cancelled/Forfeited	(634.8)	17.23
Options outstanding – April 25, 2015	14,645.5	$14.14	5.2	$39.1

Options vested and expected to vest at April 25, 2015 (b)	14,242.7	$14.54	5.3	$38.8
Options exercisable at April 25, 2015	8,260.2	$12.24	4.5	$33.9
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of April 25, 2015, there was $28.4 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. The total intrinsic value of options exercised during the nine months ended April 25, 2015 was approximately $3.6 million and during the nine months ended April 26, 2014 was approximately $16.3 million. Of these amounts, $0.6 million was exercised during the three months ended April 25, 2015 and $2.3 million was exercised during the three months ended April 26, 2014. The total grant date fair value of options that vested during the nine months ended April 25, 2015 was approximately $14.0 million and during the nine months ended April 26, 2014 was approximately $13.9 million. Of these amounts, $0.3 million was vested during the three months ended April 25, 2015 and $0.3 million was vested during the three months ended April 26, 2014.

Restricted Equity Awards

A summary of Restricted Equity Awards activity during the nine months ended April 25, 2015 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 26, 2014	1,247.7	$17.66	662.1	$17.18	176.6	$16.68
Granted	437.1	13.69	164.0	13.75	61.0	13.34
Vested	(416.0)	17.38	(109.1)	12.91	—	—
Cancelled/Forfeited	(107.1)	16.80	(267.9)	16.80	(52.8)	12.25
Nonvested at April 25, 2015	1,161.7	$16.35	449.1	$17.20	184.8	$16.84

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards
Total unrecognized compensation at April 25, 2015 (millions)	$9.9	$1.8	$1.1
Weighted-average years expected to be recognized over (years)	3.1	2.2	1.7

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash-Settled Long-Term Incentive Plan Awards ("Cash-Settled LTIP Awards")

A summary of Cash-Settled LTIP Awards activity during the nine months ended April 25, 2015 is as follows:

Cash-Settled LTIP Awards
Number of Shares
(thousands)
Nonvested at July 26, 2014	858.0
Granted	776.9
Vested	(107.5)
Cancelled/Forfeited	(195.2)
Nonvested at April 25, 2015	1,332.2

As of April 25, 2015, there was $7.2 million of total unrecognized compensation cost related to Cash-Settled LTIP Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years. As of April 25, 2015, the liability for Cash-Settled LTIP Awards was $2.3 million, which was primarily classified within Other non-current liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company paid $1.5 million and $5.7 million to settle such liabilities during the nine months ended April 25, 2015 and April 26, 2014, respectively.

11. Commitments and Contingencies

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including our advertising and marketing practices and product and safety concerns; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although such litigation is routine and incidental to the conduct of our business, as with any business of our size which has a significant number of employees and sells a significant amount of merchandise such litigation could result in large monetary awards. However, management believes that, excluding the possible material adverse effect of the Justice pricing lawsuits discussed below, current pending litigation will not have a material adverse effect on our condensed consolidated financial statements.

Justice Pricing Lawsuits

Following is a summary of pricing lawsuits related to Justice and a discussion of the estimated impact of those lawsuits:

Mehigan v. Tween Brands, Inc.

On February 12, 2015, Melinda Mehigan and Fonda Kubiak, both consumers, filed a purported class action proceeding (the “Mehigan case”) against Ascena Retail Group, Inc. and Tween Brands, Inc. (doing business as “Justice”) in the United States District Court for the Eastern District of Pennsylvania, on behalf of themselves and all similarly situated consumers who, in the case of Ms. Mehigan in the State of New Jersey, and in the case of Ms. Kubiak in the State of New York, made purchases at Justice from 2009 to 2015 (the “Alleged Class Period”). The lawsuit alleges that Justice violated state comparative pricing laws in connection with advertisements promoting a 40% discount. The plaintiffs further allege false advertising, violation of state consumer protection statutes, breach of contract, breach of express warranty, and unfair benefit to Justice. The plaintiffs seek to stop Justice’s allegedly unlawful practice, and obtain damages for Justice’s customers in the named states. They also seek interest and legal fees.

On February 17, 2015, the complaint in the Mehigan case was amended to add five more named individual plaintiffs and to add the same allegations against Justice in the States of California, Florida, Illinois and Texas.

On April 8, 2015, the complaint in the Mehigan case was amended a second time seeking to make the case a nationwide purported class action lawsuit. As amended, the case covers Justice customers in 47 states. The excluded states are Hawaii, Alaska and Ohio. During the Alleged Class Period, Justice did not operate any stores in Hawaii or Alaska. A similar class action lawsuit making substantially the same allegations as the Mehigan case was settled in December 2014 in Ohio, although the Company denied any wrongdoing as part of that settlement.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cowhey v. Tween Brands, Inc.

On February 17, 2015, Carol Cowhey, a consumer, filed a purported class action proceeding (the “Cowhey case”) against Ascena Retail Group, Inc. and Tween Brands, Inc. (doing business as “Justice”) in the Court of Common Pleas in Philadelphia, Pennsylvania on behalf of herself and all other similarly situated consumers who in the State of Pennsylvania made purchases at Justice during the Alleged Class Period. The allegations in the Cowhey case are substantially the same as those in the Mehigan case. The relief sought in the Cowhey case focuses on remedies available under Pennsylvania law, which the Plaintiff claims to include treble damages. On March 19, 2015, Justice removed the Cowhey case to federal court in the United States District Court for the Eastern District of Pennsylvania.

On April 8, 2015, the United States District Court for the Eastern District of Pennsylvania consolidated the Cowhey case and the Mehigan case. They are now consolidated for all pre-trial purposes in the federal court in the Eastern District of Pennsylvania.

Traynor-Lufkin v. Tween Brands, Inc.

On March 6, 2015, Katie Traynor-Lufkin and three other named plaintiffs, all consumers, filed a purported nationwide class action (the “Traynor-Lufkin case”) against Tween Brands, Inc. (doing business as “Justice”) in the Court of Common Pleas in Cuyahoga County, Ohio. The Traynor-Lufkin case covers Justice customers in 47 states. As with the Mehigan case, the Traynor-Lufkin case excludes Hawaii, Alaska and Ohio. During the Alleged Class Period, Justice did not operate any stores in Hawaii or Alaska. In December 2014, Justice settled a similar class action lawsuit in the State of Ohio, although the Company denied any wrongdoing as part of that settlement. The allegations and damages sought in the Traynor-Lufkin case are substantially the same as those in the Mehigan case.

On April 7, 2015, Justice removed the Traynor-Lufkin case to the United States District Court for the Northern District of Ohio. On April 13, 2015, Justice filed a motion to transfer the Traynor-Lufkin case to the United States District Court for the Eastern District of Pennsylvania. In seeking the transfer, Justice argued that there were already two consolidated actions pending in the Eastern District of Pennsylvania and that a forum in Ohio is not appropriate because no Ohio consumers are involved in the case. The Eastern District of Pennsylvania has been advised that it is Justice’s intention to seek to consolidate the Traynor-Lufkin case with the other two presently consolidated before it.

Estimated Impact of the Justice Pricing Lawsuits

The Company cannot at this time estimate the cost of resolving the Justice pricing lawsuits, either through litigation or negotiated settlements. We are also unable to estimate the range of costs for resolution of these cases for the following reasons: (a) the cases were recently served on the Company; (b) false advertising and consumer protection laws vary among the 47 states involved in the cases; and (c) the Company is still researching the facts and the laws in each of these states to determine the Company’s possible defenses. The ultimate resolution of these cases could have a material adverse effect on the Company’s condensed consolidated financial statements, including our net income, in the period in which the resolution is accrued in our financial statements.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net sales, operating income (loss) and depreciation and amortization expense for each segment are as follows:

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(millions)
Net sales:
Justice	$263.8	$291.7	$1,034.7	$1,098.2
Lane Bryant	278.7	269.3	803.9	795.7
maurices	274.9	251.7	806.6	744.3
dressbarn	244.3	246.7	734.3	728.7
Catherines	88.6	85.7	253.6	241.3
Total net sales	$1,150.3	$1,145.1	$3,633.1	$3,608.2

Operating income (loss):
Justice	$(17.5)	$14.2	$35.9	$114.3
Lane Bryant	6.9	5.4	(11.7)	(1.9)
maurices	47.4	33.4	103.5	85.2
dressbarn	(6.3)	3.7	(13.4)	(1.5)
Catherines	8.5	9.7	21.7	17.1
Unallocated acquisition-related, integration and restructuring expenses	(4.6)	(12.7)	(18.9)	(24.9)
Total operating income	$34.4	$53.7	$117.1	$188.3

Depreciation and amortization expense:
Justice	$19.4	$15.5	$49.9	$45.2
Lane Bryant	12.0	10.3	35.0	32.9
maurices	10.7	10.4	31.7	28.7
dressbarn	12.8	10.7	37.4	29.1
Catherines	2.0	1.7	5.4	5.1
Total depreciation and amortization expense	$56.9	$48.6	$159.4	$141.0

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Additional Financial Information

	Nine Months Ended
Cash Interest and Taxes:	April 25, 2015	April 26, 2014
	(millions)
Cash paid for interest	$3.7	$3.5
Cash paid for income taxes	$20.6	$40.2

Non-cash Transactions

Investing activities include accrued purchases of fixed assets in the amount of $33.9 million as of April 25, 2015 and $52.2 million as of April 26, 2014.

14. Subsequent Event

On May 18, 2015, the Company announced that it has entered into a definitive merger agreement under which the Company will acquire ANN INC. (“ANN”), which owns and operates over 1,000 retail stores and ecommerce operations. Upon closing, ANN stockholders will receive $37.34 in cash and 0.68 of a share of the Company's common stock in exchange for each share of ANN common stock. The cash portion of the purchase price is expected to be funded by the Company with new debt borrowings. Based on the closing price of the Company’s common stock on May 15, 2015, the last trading day prior to the announcement of the transaction, the implied purchase price is approximately $2.0 billion. The Boards of Directors of both companies, by unanimous vote, approved the merger agreement, the merger and the other transactions contemplated by the merger agreement.
The closing of the transaction is subject to customary closing conditions, including, among other things, the expiration or early termination of the waiting period under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976 and approval of the merger by the holders of a majority of the outstanding shares of ANN. The transaction does not require approval by the Company’s stockholders. The merger agreement contains certain termination rights, including the right of either party to terminate if the merger does not occur by February 17, 2016, the right of ANN to terminate to accept a superior proposal for an alternative business combination (so long as ANN complies with certain notice and other requirements under the merger agreement) and the right of the Company to terminate due to a change of recommendation by ANN’s Board of Directors. Upon termination of the merger agreement by ANN or the Company upon specified conditions, a termination fee of $48.3 million may be payable by ANN. In addition, upon a termination of the merger agreement for the failure to obtain the approval of ANN’s stockholders, ANN may be required to reimburse ascena for up to $5.0 million in expenses related to the merger agreement.
The transaction is expected to close in the second half of calendar 2015, and the operating results of ANN will be consolidated with the Company’s beginning on the closing date of the transaction. Transaction costs will be expensed as incurred through the closing date.
For further information on the merger agreement and the transactions contemplated thereby, please refer to the Current Report on Form 8-K filed by the Company on May 18, 2015 and the merger agreement and other documents filed as exhibits thereto. The foregoing description of the merger agreement does not purport to be complete, is subject to, and is qualified in its entirety by reference to, the merger agreement.

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

OVERVIEW

Our Business

The Company is a leading national specialty retailer of apparel for women and tween girls. The Company operates, through its 100% owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company's operations include approximately 3,900 stores throughout the United States and Canada, with annual revenues of approximately $4.8 billion for the fiscal year ended July 26, 2014. The Company and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

We classify our businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn, and Catherines. The Justice segment includes approximately 997 specialty retail and outlet stores, ecommerce operations and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 5 to 12 in an environment designed to match the energetic lifestyle of tween girls. The Lane Bryant segment includes approximately 770 specialty retail and outlet stores and ecommerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels, such as Lane Bryant and Cacique, to female customers in the 25 to 45 age range. The maurices segment includes approximately 940 specialty retail and outlet stores and ecommerce operations. The maurices brand offers up-to-date fashion designed to appeal to the 20 to 35 year-old female, including both a core and plus-size offering, with stores concentrated in small markets (approximately 25,000 to 150,000 people). The dressbarn segment includes approximately 830 specialty retail and outlet stores and ecommerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion to the working woman. The Catherines segment includes approximately 381 specialty retail stores and ecommerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

Closure of Brothers

Brothers, a separate brand under our Justice business, sells fashionable apparel to boys who are ages 5 to 12. On February 17, 2015, the Company announced, as part of a strategic review of its Justice business, its decision to close the Brothers brand. Brothers represented less than 1% of total ascena revenue during Fiscal 2014 and the first nine months of Fiscal 2015.
As a result of the scheduled closure of the Brothers brand, Justice incurred fabric write-offs of approximately $1.2 million, other termination costs of $0.7 million and accelerated depreciation of store-related assets of $2.8 million in the third quarter of Fiscal 2015. Brothers is expected to be closed by the end of Fiscal 2015 and additional accelerated depreciation expense of $2.8 million is expected to be incurred in the fourth quarter of Fiscal 2015. The remaining costs associated with the closure of Brothers are not expected to be material.

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

Summary of Financial Performance

General Economic Conditions

Our performance is subject to macroeconomic conditions and their impact on levels and patterns of consumer spending. Some of the factors that could negatively impact discretionary consumer spending include general economic conditions, high unemployment, lower wage levels, reductions in net worth, higher energy and other prices, increasing interest rates, severe weather conditions and low consumer confidence. Other factors can impact the operations of our Company, such as labor unrest at the West Coast ports which delayed receipt of products into our distribution centers during the second and third quarters of Fiscal 2015. The factors above could have a negative effect on our operations, which in turn could have a material effect on our business, results of operations, financial condition and cash flows.

Consumer spending patterns remain inconsistent and challenging. The level and mix of discretionary spending, continued intense competition, unseasonably cold and stormy winter weather conditions, particularly in the eastern and mid-Atlantic United States, and the aforementioned labor unrest at the West Coast ports all negatively impacted our brands to an extent in the first half of the third quarter. During the second half of the third quarter, shipments substantially returned to normal and the weather turned to more seasonal levels. As a result of these factors, along with various marketing campaigns at our brands, consumer spending increased at most of our brands.

As we move through the spring season, our brands will continue to monitor the respective spending patterns of their consumers and adjust the operating strategies as necessary to maximize our operating performance. We remain committed to our long-term growth initiatives and focused on disciplined expense management. We continue to expect that the investments we are currently making in our business, while dilutive to our earnings in the short-term, will create long-term shareholder value.

Third Quarter Summary and Key Developments

Operating highlights for the quarter are as follows:

•	Net sales for the third quarter of Fiscal 2015 were $1.2 billion, up 0.5%;

•	Combined comparable sales decreased 1%, with store comparable sales down 3% and ecommerce comparable sales up 13%;

•	Gross margin rate increased by 130 basis points to 58.7% from 57.4%;

•	Operating income was $34.4 million, or 3.0% of net sales, compared to $53.7 million, or 4.7% of net sales for the third quarter of Fiscal 2014;

•	The effective tax rate was 26.1%, compared to 30.6% for the third quarter of Fiscal 2014; and

•	Net income per diluted share was $0.15, compared to $0.20 for the third quarter of Fiscal 2014.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity highlights are as follows:

•
We were in a net cash and investments position (total cash and cash equivalents, plus short-term investments, less total debt) of $67.0 million as of the end of the third quarter of Fiscal 2015, compared to $15.3 million as of the end of Fiscal 2014;

•	Cash from operations was $283.3 million for the nine months ended April 25, 2015, compared to $243.5 million for the nine months ended April 26, 2014;

•	We used $234.9 million for capital expenditures during the nine months ended April 25, 2015, compared to $368.9 million for the nine months ended April 26, 2014; and

•	Net repayments under our credit agreement totaled $17.0 million for the nine months ended April 25, 2015, compared to net borrowings of $89.4 million for the nine months ended April 26, 2014.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for the periods presented herein has been affected by certain transactions, including:

•	Certain acquisition-related, integration and restructuring expenses;

•	Accelerated depreciation of fixed assets related to our integration initiatives; and

•	Certain costs related to the scheduled closure of Brothers.

A summary of the effect of certain of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(millions)
Acquisition-related, integration and restructuring expenses	$(4.6)	$(12.7)	$(18.9)	$(24.9)
Accelerated depreciation associated with the Company’s supply chain and technological integration efforts and the scheduled closure of Brothers	(2.8)	(1.7)	(3.4)	(7.7)
Certain costs related to the scheduled closure of Brothers	(1.9)	—	(1.9)	—
Total	$(9.3)	$(14.4)	$(24.2)	$(32.6)

Our results of operations discussion highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should individually consider the types of events and transactions that have affected our operating trends.

Reclassifications

Historically, the Company included freight costs to move merchandise from its distribution centers to its retail stores within Buying, distribution and occupancy ("BD&O") expenses. As these costs were appropriately treated as a component of inventory, such costs should have been expensed to Cost of goods sold as the inventories were sold. In the fourth quarter of Fiscal 2014, the Company restated its prior period information by reclassifying these freight costs from BD&O expenses to Cost of goods sold. These reclassifications included $9.1 million and $33.3 million of such costs for the three and nine months ended April 26, 2014, respectively. There were no changes to historical operating income or historical net income for any period as a result of this change.

In addition, given the significant increase in ecommerce revenues and related shipping costs, the Company concluded in the fourth quarter of Fiscal 2014 that freight costs to bring ecommerce merchandise to its final destination should be classified consistently with brick-and-mortar freight charges. This presentation aligns with how the Company now evaluates the effect of the increased ecommerce business on its results from operations. Accordingly, the Company changed its financial statement presentation by reclassifying these shipping costs from BD&O expenses to Costs of goods sold. These reclassifications included $8.2 million and

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

$27.2 million of such costs for the three and nine months ended April 26, 2014, respectively. There were no changes to historical operating income or historical net income for any period as a result of this change.

Certain other immaterial reclassifications have been made to the prior period financial information in order to conform to the current period's presentation.

Information Regarding Non-GAAP Financial Measure - Adjusted EBITDA

We present the financial performance measure of earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA") to exclude non-operating related items such as (i) acquisition, integration and restructuring expenses, (ii) extinguishments of debt, (iii) certain costs related to the scheduled closure of Brothers and (iv) other income and expenses classified outside of operating income. These items are discussed more fully above in Transactions Affecting Comparability of Results of Operations and Financial Condition.
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

•	it enhances investors' ability to analyze trends in our business; and

•	it is a significant performance measure in our incentive compensation programs.

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

The following table reconciles Adjusted EBITDA to net income as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP:

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(millions)
Adjusted EBITDA	$97.8	$115.0	$297.3	$354.2
Acquisition-related, integration and restructuring expenses	(4.6)	(12.7)	(18.9)	(24.9)
Certain costs related to the scheduled closure of Brothers	(1.9)	—	(1.9)	—
Depreciation and amortization expense	(56.9)	(48.6)	(159.4)	(141.0)
Operating income	34.4	53.7	117.1	188.3

Interest expense	(1.5)	(1.7)	(4.8)	(4.8)
Interest and other income (expense), net	0.1	(0.7)	0.2	(1.2)
Income from continuing operations before provision for income taxes	33.0	51.3	112.5	182.3
Provision for income taxes from continuing operations	(8.6)	(15.7)	(25.9)	(60.0)
Income from continuing operations	24.4	35.6	86.6	122.3
Loss from discontinued operations, net of taxes	—	(2.4)	—	(4.6)
Net income	$24.4	$33.2	$86.6	$117.7

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended April 25, 2015 compared to Three Months Ended April 26, 2014

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	April 25, 2015	April 26, 2014	$ Change	% Change
	(millions, except per share data)
Net sales	$1,150.3	$1,145.1	$5.2	0.5%

Cost of goods sold	(475.2)	(487.4)	12.2	(2.5)%
Cost of goods sold as % of net sales	41.3%	42.6%
Gross margin	675.1	657.7	17.4	2.6%
Gross margin as % of net sales	58.7%	57.4%
Other operating expenses:
Buying, distribution and occupancy expenses	(214.2)	(207.7)	(6.5)	3.1%
Buying, distribution and occupancy expenses as % of net sales	18.6%	18.1%
Selling, general and administrative expenses	(365.0)	(335.0)	(30.0)	9.0%
SG&A expenses as % of net sales	31.7%	29.3%
Acquisition-related, integration and restructuring expenses	(4.6)	(12.7)	8.1	(63.8)%
Depreciation and amortization expense	(56.9)	(48.6)	(8.3)	17.1%
Total other operating expenses	(640.7)	(604.0)	(36.7)	6.1%
Operating income	34.4	53.7	(19.3)	(35.9)%
Operating income as % of net sales	3.0%	4.7%
Interest expense	(1.5)	(1.7)	0.2	(11.8)%
Interest and other income (expense), net	0.1	(0.7)	0.8	(114.3)%
Income from continuing operations before provision for income taxes	33.0	51.3	(18.3)	(35.7)%
Provision for income taxes from continuing operations	(8.6)	(15.7)	7.1	(45.2)%
Effective tax rate(a)	26.1%	30.6%
Income from continuing operations	24.4	35.6	(11.2)	(31.5)%
Loss from discontinued operations, net of taxes (b)	—	(2.4)	2.4	(100.0)%
Net income	$24.4	$33.2	$(8.8)	(26.5)%

Net income per common share - basic:
Continuing operations	$0.15	$0.22	$(0.07)	(31.8)%
Discontinued operations	—	(0.02)	0.02	(100.0)%
Total net income per basic common share	$0.15	$0.20	$(0.05)	(25.0)%

Net income per common share - diluted:
Continuing operations	$0.15	$0.22	$(0.07)	(31.8)%
Discontinued operations	—	(0.02)	0.02	(100.0)%
Total net income per diluted common share	$0.15	$0.20	$(0.05)	(25.0)%
________

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b)	Loss from discontinued operations is presented net of a $0.1 million income tax benefit for the three months ended April 26, 2014.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $5.2 million, or 0.5%, to $1.150 billion for the three months ended April 25, 2015 from $1.145 billion for the three months ended April 26, 2014. On a consolidated basis, for the three months ended April 25, 2015, store comparable sales decreased by $26.1 million, or 3%, to $915.4 million from $941.5 million for the three months ended April 26, 2014; ecommerce sales increased by $14.0 million, or 13%, to $123.1 million from $109.1 million; non-comparable sales increased by $15.4 million, or 22%, to $85.4 million from $70.0 million; and wholesale, licensing and other revenues increased by $1.9 million, or 8%, to $26.4 million from $24.5 million.

Net sales data for our five business segments is presented below.

	Three Months Ended
	April 25, 2015	April 26, 2014	$ Change	% Change
	(millions)
Net sales:
Justice	$263.8	$291.7	$(27.9)	(9.6)%
Lane Bryant	278.7	269.3	9.4	3.5%
maurices	274.9	251.7	23.2	9.2%
dressbarn	244.3	246.7	(2.4)	(1.0)%
Catherines	88.6	85.7	2.9	3.4%
Total net sales	$1,150.3	$1,145.1	$5.2	0.5%

Store comparable sales (a)				(3)%
Ecommerce comparable sales				13%
Combined comparable sales (b)				(1)%
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

Justice net sales. The net decrease primarily reflects:

•
a decrease of $31.3 million, or 12%, in combined comparable sales during the three months ended April 25, 2015, mainly as a result of decreased store performance which was negatively impacted by reduced promotional activity;

•	a $2.7 million increase in non-comparable stores sales, as the positive effect of 35 new store openings was offset in part by 36 store closings in the last twelve months; and

•	a $0.7 million increase in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $9.9 million, or 4%, in combined comparable sales during the three months ended April 25, 2015;

•	a $0.4 million increase in non-comparable stores sales, as the positive effect of 38 new store openings was offset by 38 store closings in the last twelve months; and

•	a $0.9 million decrease in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $13.9 million, or 6%, in combined comparable sales during the three months ended April 25, 2015;

•	a $9.5 million increase in non-comparable stores sales, primarily driven by an increase related to 33 net new store openings during the last twelve months; and

•	a $0.2 million decrease in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $8.1 million, or 4%, in combined comparable sales during the three months ended April 25, 2015;

•	a $3.6 million increase in non-comparable stores sales, as the positive effect of 32 new store openings was offset in part by 33 store closings during the last twelve months; and

•	a $2.1 million increase in other revenues.

Catherines net sales. The net increase primarily reflects:

•	an increase of $3.5 million, or 4%, in combined comparable sales during the three months ended April 25, 2015;

•	a $0.8 million decrease in non-comparable stores sales, primarily driven by a decrease related to 8 store closings during the last twelve months; and

•	a $0.2 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 130 basis points to 58.7% for the three months ended April 25, 2015 from 57.4% for the three months ended April 26, 2014. Our gross margin rate, as discussed on a brand-by-brand basis below, benefited from higher margin rates at Lane Bryant, maurices and dressbarn and was offset in part by a lower margin rate at Justice.

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

BD&O expenses increased by $6.5 million, or 3.1%, to $214.2 million for the three months ended April 25, 2015 from $207.7 million for the three months ended April 26, 2014. BD&O expenses as a percentage of net sales increased by 50 basis points to 18.6% for the three months ended April 25, 2015 from 18.1% for the three months ended April 26, 2014. The increase in BD&O expenses, both in dollars and as a percentage of net sales, was primarily due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014 and higher store-occupancy costs. These costs were offset in part by synergy savings resulting from the supply chain integration which included the Company's integration of its ecommerce operations into its distribution center in Greencastle, Indiana that was completed in the third quarter of Fiscal 2015 and its brick-and-mortar operations into its distribution center in Etna, Ohio that was substantially completed in the third quarter of Fiscal 2014.

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

SG&A expenses increased by $30.0 million, or 9.0%, to $365.0 million for the three months ended April 25, 2015 from $335.0 million for the three months ended April 26, 2014. SG&A expenses as a percentage of net sales increased by 240 basis points to 31.7% for the three months ended April 25, 2015 from 29.3% for the three months ended April 26, 2014. The increase in SG&A expenses, both in dollars and as a percentage of sales, was primarily due to growth in store-related payroll costs, higher marketing costs related to discrete marketing campaigns at Lane Bryant and dressbarn, incremental incentive compensation at Lane Bryant and maurices and higher expenses related to the Company's information technology initiatives including ongoing support for our new merchandising system, point of sale system and ecommerce platform.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $8.3 million, or 17.1%, to $56.9 million for the three months ended April 25, 2015 from $48.6 million for the three months ended April 26, 2014. The increase was due to (i) new store openings during the last twelve months, (ii) our expanded distribution center in Indiana being placed into service in the third quarter of Fiscal 2014, (iii) the relocation of our corporate offices to Mahwah, New Jersey in the third quarter

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

of Fiscal 2014 and (iv) accelerated depreciation of $2.8 million for store assets related to the closure of Brothers, which is expected to be completed by July 2015. These increases were partially offset by the accelerated depreciation of $1.7 million recorded in the third quarter of Fiscal 2014 for assets which were retired in Fiscal 2014. The Company expects depreciation expense to continue to increase until our major capital projects are substantially completed, which is scheduled for the end of Fiscal 2015, and the related depreciation expense is fully included within all periods.

Operating Income. Operating income decreased by $19.3 million, or 35.9%, to $34.4 million for the three months ended April 25, 2015 from $53.7 million for the three months ended April 26, 2014. Operating income as a percentage of net sales decreased 170 basis points, to 3.0% for the three months ended April 25, 2015 from 4.7% for the three months ended April 26, 2014. The decrease, expressed in dollars, primarily reflected increases in BD&O, SG&A and depreciation expenses, offset in part by an increase in gross margin and a decrease in acquisition-related, integration and restructuring costs.

Operating income data for our five business segments is presented below.

	Three Months Ended
	April 25, 2015	April 26, 2014	$ Change	% Change
	(millions)
Operating income (loss):
Justice	$(17.5)	$14.2	$(31.7)	(223.2)%
Lane Bryant	6.9	5.4	1.5	27.8%
maurices	47.4	33.4	14.0	41.9%
dressbarn	(6.3)	3.7	(10.0)	(270.3)%
Catherines	8.5	9.7	(1.2)	(12.4)%
Unallocated acquisition-related, integration and restructuring expenses	(4.6)	(12.7)	8.1	(63.8)%
Total operating income	$34.4	$53.7	$(19.3)	(35.9)%

Justice operating results decreased by $31.7 million from operating income of $14.2 million for the three months ended April 26, 2014 to an operating loss of $17.5 million for the three months ended April 25, 2015. The current period operating loss resulted primarily from decreases in sales and gross margin and increases in BD&O, SG&A and depreciation expenses. The decrease in gross margin rate was mainly attributable to higher markdowns resulting from the closure of Brothers, which is scheduled for the fourth quarter of Fiscal 2015. The remainder of the decrease in gross margin, in terms of dollars, was a result of the decrease in sales, which is expected to continue in the near-term as the brand works to refine its merchandise mix, along with its pricing and promotional strategies. BD&O expenses increased primarily as a result of higher store occupancy costs. The increase in SG&A expenses was mainly attributable to increases in store-related payroll costs, administrative payroll costs and expenses related to the Company's information technology initiatives. Depreciation expense increased primarily as a result of higher allocated depreciation of Company-owned facilities placed into service during the third quarter of Fiscal 2014 and accelerated depreciation of $2.8 million related to the closure of Brothers during the third quarter of Fiscal 2015.
Lane Bryant operating income increased by $1.5 million as a result of increases in sales and gross margin rate and a decrease in BD&O expenses, offset in part by increases in SG&A and depreciation expenses. The increase in sales and gross margin was mainly attributable to positive customer response to strong product execution, better inventory flow from the ports and the Cacique marketing campaign which had a positive effect on sales during the latter half of the third quarter. The decrease in BD&O expenses as a percentage of net sales resulted mainly from synergy savings from the supply chain integration. SG&A expenses increased due to the aforementioned discrete marketing campaign and increases in store-related payroll costs, administrative-payroll costs, including incremental incentive compensation, and expenses related to the Company's information technology initiatives. Depreciation expense increased primarily as a result of higher allocated depreciation of Company-owned facilities placed into service during the third quarter of Fiscal 2014 and the continued repositioning of the store fleet.

maurices operating income increased by $14.0 million as a result of increases in sales and gross margin rate, offset in part by increases in BD&O and SG&A expenses. The gross margin rate benefited from lower product costs achieved through sourcing more product internally and a decrease in promotional activity resulting from the current sales trend and a better in-season selling of merchandise. The increase in BD&O expenses was mainly due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014 and increases in store occupancy expenses, which resulted

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

largely from new store growth. These increases were offset in part by synergy savings from the supply chain integration. The increase in SG&A expenses was primarily due to increases in store-related payroll costs resulting from the new store growth, as well as incremental incentive compensation and higher expenses related to the Company's information technology initiatives.

dressbarn operating results decreased by $10.0 million from operating income of $3.7 million for the three months ended April 26, 2014 to an operating loss of $6.3 million for the three months ended April 25, 2015, primarily due to the increases in BD&O, SG&A and depreciation expenses. Gross margin, expressed in terms of dollars, remained flat as a slight improvement in gross margin rate from tighter inventory control was offset by the decrease in sales volume. BD&O expenses increased mainly due to the expansion of the merchandising and design functions and an increase in store occupancy costs which resulted from higher rent associated with lease renewals, new stores and higher property taxes. The increase in SG&A expenses was primarily due to an increase in store-related payroll costs and higher marketing costs associated with its DRESSBAR marketing campaign. The increase in depreciation expense resulted from higher allocated depreciation of Company-owned facilities, which were placed into service during Fiscal 2014.

Catherines operating income decreased by $1.2 million as the flow-through of margin on an increased sales volume was more than offset by an increase in SG&A expenses. The increase in SG&A expenses was primarily due to higher marketing costs and higher expenses related to the Company's information technology initiatives.

Unallocated acquisition-related, integration and restructuring expenses. The unallocated expenses of $4.6 million for the three months ended April 25, 2015 and $12.7 million for the three months ended April 26, 2014 related primarily to the Company's supply chain and technological integration efforts. During the third quarter of Fiscal 2015, we (i) substantially completed the centralization of all of the Company’s ecommerce distribution into one location in Greencastle, Indiana and (ii) continued the migration to our common information technology platforms. Costs associated with this migration will continue until its substantial completion, which is expected to occur by the end of Fiscal 2015.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $7.1 million, or 45.2%, to $8.6 million for the three months ended April 25, 2015 from $15.7 million for the three months ended April 26, 2014. The decrease in the provision for income taxes was primarily a result of lower pretax income and a lower effective tax rate. The effective tax rate decreased to 26.1% for the three months ended April 25, 2015 from 30.6% for the three months ended April 26, 2014. The 26.1% effective tax rate for the three months ended April 25, 2015 was primarily due to the reversal of certain liabilities associated with uncertain tax positions that were resolved in the third quarter of Fiscal 2015. The 30.6% effective tax rate for the three months ended April 26, 2014, although higher than the current quarter, is lower than the Company's Federal statutory rate as a result of the Company’s indefinitely reinvested foreign earnings related to our Canadian store expansion.

Net Income. Net income includes income from continuing operations and results from discontinued operations. Net income decreased by $8.8 million, or 26.5%, to $24.4 million for the three months ended April 25, 2015 from $33.2 million for the three months ended April 26, 2014, primarily due to a lower level of operating income, offset in part by a decrease in the provision for income taxes for the three months ended April 25, 2015.

Net Income per Diluted Common Share. Net income per diluted common share decreased by $0.05, or 25.0%, to $0.15 for the three months ended April 25, 2015 from $0.20 for the three months ended April 26, 2014, primarily as a result of the decrease in net income, as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Nine Months Ended April 25, 2015 compared to Nine Months Ended April 26, 2014

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Nine Months Ended
	April 25, 2015	April 26, 2014	$ Change	% Change
	(millions, except per share data)
Net sales	$3,633.1	$3,608.2	$24.9	0.7%

Cost of goods sold	(1,601.5)	(1,595.4)	(6.1)	0.4%
Cost of goods sold as % of net sales	44.1%	44.2%
Gross margin	2,031.6	2,012.8	18.8	0.9%
Gross margin as % of net sales	55.9%	55.8%
Other operating expenses:
Buying, distribution and occupancy expenses	(645.0)	(625.8)	(19.2)	3.1%
Buying, distribution and occupancy expenses as % of net sales	17.8%	17.3%
Selling, general and administrative expenses	(1,091.2)	(1,032.8)	(58.4)	5.7%
SG&A expenses as % of net sales	30.0%	28.6%
Acquisition-related, integration and restructuring expenses	(18.9)	(24.9)	6.0	(24.1)%
Depreciation and amortization expense	(159.4)	(141.0)	(18.4)	13.0%
Total other operating expenses	(1,914.5)	(1,824.5)	(90.0)	4.9%
Operating income	117.1	188.3	(71.2)	(37.8)%
Operating income as % of net sales	3.2%	5.2%
Interest expense	(4.8)	(4.8)	—	—%
Interest and other income (expense), net	0.2	(1.2)	1.4	(116.7)%
Income from continuing operations before provision for income taxes	112.5	182.3	(69.8)	(38.3)%
Provision for income taxes from continuing operations	(25.9)	(60.0)	34.1	(56.8)%
Effective tax rate(a)	23.0%	32.9%
Income from continuing operations	86.6	122.3	(35.7)	(29.2)%
Loss from discontinued operations, net of taxes (b)	—	(4.6)	4.6	(100.0)%
Net income	$86.6	$117.7	$(31.1)	(26.4)%

Net income per common share - basic:
Continuing operations	$0.53	$0.76	$(0.23)	(30.3)%
Discontinued operations	—	(0.03)	0.03	(100.0)%
Total net income per basic common share	$0.53	$0.73	$(0.20)	(27.4)%

Net income per common share - diluted:
Continuing operations	$0.53	$0.74	$(0.21)	(28.4)%
Discontinued operations	—	(0.03)	0.03	(100.0)%
Total net income per diluted common share	$0.53	$0.71	$(0.18)	(25.4)%
________

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income from continuing operations before provision for income taxes.

(b)	Loss from discontinued operations is presented net of a $2.9 million income tax benefit for the nine months ended April 26, 2014.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $24.9 million, or 0.7%, to $3.633 billion for the nine months ended April 25, 2015 from $3.608 billion for the nine months ended April 26, 2014. On a consolidated basis, for the nine months ended April 25, 2015 compared to the nine months ended April 26, 2014, store comparable sales decreased by $79.8 million, or 3%, to $2.886 billion from $2.966 billion; ecommerce sales increased by $56.1 million, or 16%, to $399.7 million from $343.6 million; non-comparable sales increased by $52.4 million, or 28%, to $239.7 million from $187.3 million; and wholesale, licensing and other revenues decreased by $3.8 million, or 3%, to $107.9 million from $111.7 million.

Net sales data for our five business segments is presented below.

	Nine Months Ended
	April 25, 2015	April 26, 2014	$ Change	% Change
	(millions)
Net sales:
Justice	$1,034.7	$1,098.2	$(63.5)	(5.8)%
Lane Bryant	803.9	795.7	8.2	1.0%
maurices	806.6	744.3	62.3	8.4%
dressbarn	734.3	728.7	5.6	0.8%
Catherines	253.6	241.3	12.3	5.1%
Total net sales	$3,633.1	$3,608.2	$24.9	0.7%

Store comparable sales (a)				(3)%
Ecommerce comparable sales				16%
Combined comparable sales (b)				(1)%
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

Justice net sales. The net decrease primarily reflects:

•
a decrease of $75.9 million, or 8%, in combined comparable sales during the nine months ended April 25, 2015 mainly as a result of decreased store performance which was negatively impacted by reduced promotional activity;

•	an $18.9 million increase in non-comparable stores sales, as the positive effect of 35 new store openings was offset in part by 36 store closings in the last twelve months; and

•	a $6.5 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $11.1 million, or 2%, in combined comparable sales during the nine months ended April 25, 2015;

•	a $2.2 million decrease in non-comparable stores sales, as the positive effect of 38 new store openings was more than offset by 38 store closings in the last twelve months; and

•	a $0.7 million decrease in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $33.1 million, or 5%, in combined comparable sales during the nine months ended April 25, 2015;

•	a $30.0 million increase in non-comparable stores sales, primarily driven by an increase related to 33 net new store openings during the last twelve months; and

•	a $0.8 million decrease in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn net sales. The net increase primarily reflects:

•	a decrease of $5.0 million, or 1%, in combined comparable sales during the nine months ended April 25, 2015;

•	an $8.2 million increase in non-comparable stores sales, as the positive effect of 32 new store openings was only offset in part by 33 store closings during the last twelve months; and

•	a $2.4 million increase in other revenues.

Catherines net sales. The net increase primarily reflects:

•	an increase of $13.0 million, or 6%, in combined comparable sales during the nine months ended April 25, 2015;

•	a $2.5 million decrease in non-comparable stores sales, primarily driven by a decrease related to 8 store closings during the last twelve months; and

•	a $1.8 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 10 basis points to 55.9% for the nine months ended April 25, 2015 from 55.8% for the nine months ended April 26, 2014. Our gross margin rate, as discussed on a brand-by-brand basis below, was essentially flat as higher margin rates at Lane Bryant, maurices and dressbarn and Catherines were offset by a lower margin rate at Justice.

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

BD&O expenses increased by $19.2 million, or 3.1%, to $645.0 million for the nine months ended April 25, 2015 from $625.8 million for the nine months ended April 26, 2014. BD&O expenses as a percentage of net sales increased by 50 basis points to 17.8% for the nine months ended April 25, 2015 from 17.3% for the nine months ended April 26, 2014. The increase in BD&O expenses, both in dollars and as a percentage of net sales, was primarily due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014, higher store-occupancy costs related to the new store growth during the past twelve months and higher handling costs associated with an increase in ecommerce sales volume, offset in part by synergy savings related to the supply chain integration at Etna, Ohio and Greencastle, Indiana.

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

SG&A expenses increased by $58.4 million, or 5.7%, to $1.091 billion for the nine months ended April 25, 2015 from $1.033 billion for the nine months ended April 26, 2014. SG&A expenses as a percentage of net sales increased by 140 basis points to 30.0% for the nine months ended April 25, 2015 from 28.6% for the nine months ended April 26, 2014. The increase in SG&A expenses, both in dollars and as a percentage of sales, was primarily due to growth in store-related payroll costs and other store expenses resulting from the new store growth, higher marketing costs related to discrete marketing campaigns, higher administrative payroll costs, higher store asset impairment charges resulting from the lower-than-expected operating performance of certain retail locations, primarily at Justice, and higher expenses related to the Company's information technology initiatives including ongoing support for our new merchandising system, point of sale system and ecommerce platform.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $18.4 million, or 13.0%, to $159.4 million for the nine months ended April 25, 2015 from $141.0 million for the nine months ended April 26, 2014. The increase was due to (i) new store openings during the last twelve months, (ii) our expanded distribution centers in Ohio and Indiana being placed into service in the third quarter of Fiscal 2014, (iii) the relocation of our corporate offices to Mahwah, New Jersey in the third quarter of Fiscal 2014 and (iv) accelerated depreciation of $2.8 million for store assets related to the closure of Brothers, which

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

is expected to be completed by July 2015. These increases were partially offset by the accelerated depreciation of $7.7 million recorded in the nine months ended April 26, 2014 for assets which were retired in Fiscal 2014. The Company expects depreciation expense to continue to increase until our major capital projects are substantially completed, which is scheduled for the end of Fiscal 2015, and the related depreciation expense is fully included within all periods.

Operating Income. Operating income decreased by $71.2 million, or 37.8%, to $117.1 million for the nine months ended April 25, 2015 from $188.3 million for the nine months ended April 26, 2014. Operating income as a percentage of net sales decreased 200 basis points, to 3.2% for the nine months ended April 25, 2015 from 5.2% for the nine months ended April 26, 2014. The decrease, expressed in dollars, primarily reflected increases in BD&O, SG&A and depreciation expenses, offset in part by an increase in gross margin.

Operating income data for our five business segments is presented below.

	Nine Months Ended
	April 25, 2015	April 26, 2014	$ Change	% Change
	(millions)
Operating income (loss):
Justice	$35.9	$114.3	$(78.4)	(68.6)%
Lane Bryant	(11.7)	(1.9)	(9.8)	515.8%
maurices	103.5	85.2	18.3	21.5%
dressbarn	(13.4)	(1.5)	(11.9)	793.3%
Catherines	21.7	17.1	4.6	26.9%
Unallocated acquisition-related, integration and restructuring expenses	(18.9)	(24.9)	6.0	(24.1)%
Total operating income	$117.1	$188.3	$(71.2)	(37.8)%

Justice operating results decreased by $78.4 million as a result of a decrease in sales, a 230 basis point decline in gross margin rate and increases in BD&O, SG&A and depreciation expenses. The decrease in gross margin rate was mainly attributable to higher markdowns from aggressive promotional activity resulting from the current negative sales trend, which is expected to continue in the near-term as the brand refines its merchandise mix, along with its pricing and promotional strategies. BD&O expenses increased largely as a result of higher store occupancy costs primarily related to store growth over the past twelve months and higher handling costs. The increase in SG&A expenses was mainly attributable to increases in store-related payroll and other costs resulting from the new store growth over the past twelve months and higher store asset impairment charges resulting from the lower-than-expected operating performance of certain retail locations, offset in part by a decrease in administrative-payroll costs related to incentive compensation. Depreciation expense increased primarily as a result of higher allocated depreciation of Company-owned facilities placed into service during the third quarter of Fiscal 2014 and the accelerated depreciation of $2.8 million related to the closure of Brothers during the third quarter of Fiscal 2015.

Lane Bryant operating loss increased by $9.8 million as increases in sales and gross margin rate and a decrease in BD&O expenses were more than offset by increases in SG&A and depreciation expenses. The increase in sales and gross margin was mainly attributable to positive customer response to improved product execution, refined promotional strategies and the Cacique marketing campaign which had a positive effect on sales during the latter half of the third quarter. The decrease in BD&O expenses, both in dollars and as a percentage of sales, resulted mainly from a decrease in store occupancy costs associated with the continued repositioning of the store fleet and synergy savings from the supply chain integration. These decreases were offset in part by increases in buying-related costs resulting from the expansion of the merchandising and design functions. SG&A expenses increased due to the aforementioned discrete marketing campaign as well as increases in store-related payroll and other costs, administrative-payroll costs and expenses related to the Company's information technology initiatives. These costs include the impact of a duplicative allocated corporate overhead structure, which is expected to decrease upon the completion of the Company's migration to common information technology platforms. Depreciation expense increased primarily as a result of higher allocated depreciation of Company-owned facilities placed into service during the third quarter of Fiscal 2014 and the continued repositioning of the store fleet.

maurices operating income increased by $18.3 million as a result of an increase in sales and gross margin rate, offset in part by increases in BD&O, SG&A and depreciation expenses. The gross margin rate benefited from lower product costs achieved through

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

sourcing more product internally and a decrease in promotional activity resulting from the current sales trend and a better in-season selling of merchandise. The increase in BD&O expenses was mainly due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014, increases in store occupancy expenses which resulted largely from new store growth and higher handling costs. The increase in SG&A expenses was primarily due to an increase in store-related payroll and other costs resulting from the new store growth, as well as higher marketing costs related to increased digital marketing efforts to support the ecommerce growth. These factors were offset in part by synergy savings due to integrating its ecommerce operations into the Company's distribution center in Greencastle, Indiana during the third quarter of Fiscal 2015. The increase in depreciation expense resulted mainly from new store growth and higher allocated depreciation of Company-owned facilities, which were placed into service during Fiscal 2014.

dressbarn operating loss increased by $11.9 million as an increase in sales and gross margin rate was more than offset by increases in BD&O, SG&A and depreciation expenses. The higher gross margin rate was mainly attributable to lower markdowns as tighter inventory control resulted in a better sell-through of merchandise. BD&O expenses increased due to the expansion of the merchandising and design functions and an increase in store occupancy costs which resulted from higher rent associated with lease renewals, new stores and higher property taxes. The increase in SG&A expenses was primarily due to an increase in store-related payroll and higher marketing costs associated with its DRESSBAR marketing campaign. The increase in depreciation expense resulted from higher allocated depreciation of Company-owned facilities, which were placed into service during Fiscal 2014.

Catherines operating income increased by $4.6 million as the flow-through of margin on an increased sales volume and a decrease in BD&O expenses were offset in part by an increase in SG&A expenses. The decrease in BD&O expenses, both in dollars and as a percentage of net sales, resulted mainly from synergy savings from the supply chain integration. The increase in SG&A expenses was primarily due to higher marketing costs and higher expenses related to the Company's information technology initiatives.

Unallocated acquisition-related, integration and restructuring expenses. The unallocated expenses of $18.9 million for the nine months ended April 25, 2015 and $24.9 million for the nine months ended April 26, 2014 related primarily to the Company's supply chain and technological integration efforts. During the nine months ended April 25, 2015, we (i) substantially completed the centralization of all of the Company’s brick-and-mortar store distribution into one location in Etna, Ohio, (ii) completed the centralization of all of the Company's ecommerce distribution into one location in Greencastle, Indiana and (iii) continued the migration to our common information technology platforms. Costs associated with this migration will continue until its substantial completion, which is expected to occur by the end of Fiscal 2015.

Provision for Income Taxes. The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $34.1 million, or 56.8%, to $25.9 million for the nine months ended April 25, 2015 from $60.0 million for the nine months ended April 26, 2014. The decrease in the provision for income tax was primarily a result of lower pretax income and a lower effective tax rate. The effective tax rate decreased to 23.0% for the nine months ended April 25, 2015 from 32.9% for the nine months ended April 26, 2014. The 23.0% effective tax rate for the nine months ended April 25, 2015 was primarily due to the approximately $13 million tax benefit related to the retirement of the President and CEO of Justice which was treated as a discrete item in the first quarter of Fiscal 2015. The 32.9% effective tax rate for the nine months ended April 26, 2014 is lower than the Company's Federal statutory rate as a result of the Company’s indefinitely reinvested foreign earnings related to our Canadian store expansion.

Net Income. Net income includes income from continuing operations and results from discontinued operations. Net income decreased by $31.1 million, or 26.4%, to $86.6 million for the nine months ended April 25, 2015 from $117.7 million for the nine months ended April 26, 2014, primarily due to a lower level of operating income, offset in part by a decrease in the provision for income taxes for the nine months ended April 25, 2015.

Net Income per Diluted Common Share. Net income per diluted common share decreased by $0.18, or 25.4%, to $0.53 for the nine months ended April 25, 2015 from $0.71 for the nine months ended April 26, 2014, primarily as a result of the decrease in net income, as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	April 25, 2015	July 26, 2014	$ Change
	(millions)
Cash and cash equivalents	$208.9	$156.9	$52.0
Short-term investments (a)	13.1	30.4	(17.3)
Total debt	(155.0)	(172.0)	17.0
Net cash and investments (b)	$67.0	$15.3	$51.7
Total Equity	$1,838.0	$1,737.7	$100.3
_________

(a)	Short-term investments include restricted cash of $13.1 million as of April 25, 2015 and $3.6 million as of July 26, 2014.

(b)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term investments, less total debt.

The increase in our net cash and investments position as of April 25, 2015, as compared to July 26, 2014, was primarily due to our operating cash flows, partially offset by the use of cash to support our capital expenditures (as discussed below under "Capital Spending”) and to reduce borrowings outstanding under our amended and restated revolving credit agreement (the "Revolving Credit Agreement"). The increase in equity was primarily due to the Company’s net income and the impact of stock-based compensation for the nine months ended April 25, 2015.

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Nine Months Ended
	April 25, 2015	April 26, 2014
	(millions)
Net cash provided by operating activities	$283.3	$243.5
Net cash used in investing activities	(220.2)	(327.3)
Net cash (used in) provided by financing activities	(11.1)	110.6
Net increase in cash and cash equivalents	$52.0	$26.8

Net cash provided by operating activities. Net cash provided by operations was $283.3 million for the nine months ended April 25, 2015, compared with $243.5 million for the nine months ended April 26, 2014. The increase was driven by lower inventory purchases in Fiscal 2015 resulting from tighter inventory management, lower cash payments for income taxes and cash outflows in Fiscal 2014 associated with the discontinued operations. These factors were offset in part by lower net income before non-cash expenses, such as depreciation and amortization expense and stock-based compensation expense and unfavorable timing of accounts payable payments.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended April 25, 2015 was $220.2 million, consisting primarily of $234.9 million of capital expenditures, offset in part by $5.8 million of net proceeds from the sale of investments and $8.9 million of proceeds from the sale of assets. Net cash used in investing activities for the nine months ended April 26, 2014 was $327.3 million, consisting primarily of $368.9 million of capital expenditures, offset in part by $42.2 million of proceeds from the sale of assets.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $11.1 million for the nine months ended April 25, 2015, consisting primarily of $17.0 million of net repayments of debt under our Revolving Credit Agreement offset by $5.9 million of proceeds relating to our stock-based compensation plans. Net cash provided by financing activities for the nine months ended April 26, 2014 was $110.6 million, consisting primarily of $89.4 million of net borrowings of debt under our Revolving Credit Agreement and $16.9 million of proceeds relating to our stock-based compensation plans.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Capital Spending

Capital expenditures in the nine months ended April 25, 2015 were $234.9 million, which included both routine spending in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores as well as spending for non-routine capital investments in our technological and supply chain infrastructure and corporate office facilities.  For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2014 10-K.  Spending on these non-routine projects amounted to approximately $90 million in the nine months ended April 25, 2015. We expect the remaining capital requirements for these projects to be approximately $100 million, which are expected to be substantially incurred by April 2016. These capital investments are expected to be funded primarily with operating cash flows and, to the extent necessary, borrowings under the Company’s Revolving Credit Agreement.

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

As of April 25, 2015, approximately 92% of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S., we would incur a current U.S. tax liability of between 15% to 20% of the cash repatriated; this current U.S. tax liability has materially been previously provided for in the provision for income taxes and is currently classified within Deferred income taxes on the accompanying unaudited condensed consolidated balance sheets. We currently do not have any plans to repatriate these funds from our overseas subsidiaries to the U.S., although we continue to assess the most efficient use of our overseas cash and cash equivalents.

As of April 25, 2015, after taking into account the $155.0 million of revolving debt outstanding and the $13.3 million in outstanding letters of credit, the Company had $331.7 million in availability under the Revolving Credit Agreement. The Company was in compliance with all financial covenants contained in the Revolving Credit Agreement as of April 25, 2015. The Company believes the Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future. We believe that our Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. In particular, as of April 25, 2015, there were six financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

For a complete description of the Company’s borrowing arrangements see Note 7 to the accompanying unaudited condensed consolidated financial statements.

Common Stock Repurchase Program

There were no purchases of common stock by the Company during the nine months ended April 25, 2015 under its repurchase program. For a complete description of the Company's 2010 Stock Repurchase Program see Note 9 to the accompanying unaudited condensed consolidated financial statements.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Contractual and Other Obligations

Firm Commitments

The President and CEO of our Justice brand retired effective January 24, 2015. As a result, certain amounts became payable under his employment agreement within the next twelve months. In particular, previously accrued deferred compensation of approximately $35 million is payable in late July 2015. In addition, a severance payment of approximately $9 million was paid into a Rabbi Trust early in the third quarter of Fiscal 2015 and will be disbursed in late July 2015. Other than the above, there have been no material changes during the period covered by this report to the firm commitments specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2014 10-K.

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
Impairment of Goodwill and Other Intangible Assets
The annual assessment of goodwill for Fiscal 2014 was performed during the fourth quarter of Fiscal 2014 (the “Fiscal 2014 Valuation”). As disclosed in our Fiscal 2014 10-K, the Company had goodwill of $581.4 million, of which $103.6 million, $319.1 million, $130.7 million and $28.0 million related to Justice, Lane Bryant, maurices and Catherines, respectively. As of the Fiscal 2014 Valuation, the percentage by which the fair value of equity exceeded its carrying value was substantial for all reporting units except Lane Bryant, whose excess was 7%.
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
As noted above, the percentage by which the fair value of Lane Bryant exceeded its carrying value as of the Fiscal 2014 valuation was 7% and was calculated using weighted average cost of capital of 13.75%. Several factors could impact Lane Bryant’s ability to achieve the future cash flows in the Fiscal 2014 Valuation including, but not limited to: (i) efficiencies from the consolidation of our distribution network, (ii) initiatives aimed at expanding certain higher performing categories of the business, (iii) elimination of the current duplicative allocated corporate overhead structure, and (iv) optimization of fleet productivity. For the nine months ended April 25, 2015, Lane Bryant has generally performed in line with the estimated cash flows included in the Fiscal 2014 Valuation. However, given the relatively small excess of fair value over carrying value as of the Fiscal 2014 Valuation, if the profitability trends, or market multiples, decline during the fourth quarter of Fiscal 2015 from those that were expected, it is possible that our annual impairment test in the fourth quarter of Fiscal 2015 could result in an impairment of the Lane Bryant goodwill.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Regarding Justice, although their operating income declined 45% from $182.3 million for fiscal 2013 to $99.3 million for Fiscal 2014, in evaluating the Fiscal 2014 Valuation the Company believed that future cash flows would improve due to: (i) efficiencies from the consolidation of our distribution network, (ii) various initiatives aimed at expanding the presence of the Justice reporting unit domestically and internationally and (iii) initiatives aimed at enhancing our customer’s shopping experience across our various shopping channels. Based on these initiatives, using a weighted average cost of capital of 12.75%, the percentage by which the fair value of Justice exceeded their carrying value as of the Fiscal 2014 Valuation was over 200%. For the nine months ended April 25, 2015, Justice reported a significant decrease in operating income due to an 8% decline in combined comparable sales and aggressive promotional activity resulting from the current negative sales trend. While actual short term results are likely to fall short of those contemplated in the Fiscal 2014 Valuation, such shortfalls are believed to be temporary. The Company is continuing to make significant adjustments to the go-forward inventory strategy for Justice through lower planned receipts. This, along with the initiatives mentioned above, are expected to have a positive effect on sales, gross margin and operating income in future periods. As a result, we do not believe that the near term decline in Justice operating income, including actual results through April 25, 2015 and our latest estimates thereafter, is of the magnitude that would indicate the goodwill of Justice is impaired. However, if Justice's results continue to decline significantly, it is possible that our annual impairment test in the fourth quarter of Fiscal 2015 could result in an impairment of the Justice goodwill.
The Fiscal 2014 Valuation for all reporting units was highly dependent on future discounted cash flow assumptions which include assumptions of revenue growth, gross margin, operating income margin, capital expenditures as well as the estimation and application of a weighted average cost of capital. The forecast assumptions can be impacted in the future by macroeconomic conditions that impact levels and patterns of consumer spending and interest rates. Some of the factors that could negatively impact discretionary consumer spending include general economic conditions, high unemployment, lower wage levels, increasing interest rates, severe weather conditions and low consumer confidence. We continue to evaluate the actual performance of our reporting units compared to forecasted results and note that changes in forecast assumptions or the occurrence of future adverse events may require us to incur impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods to the extent the carrying value of the reporting unit exceeds its estimated fair value, and note that such charges may be material.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of April 25, 2015. There has been no change in the Company’s internal control over financial reporting during the quarter ended April 25, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including our advertising and marketing practices and product and safety concerns; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although such litigation is routine and incidental to the conduct of our business, as with any business of our size which has a significant number of employees and sells a significant amount of merchandise such litigation could result in large monetary awards. However, management believes that, excluding the possible material adverse effect of the Justice pricing lawsuits discussed below, current pending litigation will not have a material adverse effect on our condensed consolidated financial statements.

Justice Pricing Lawsuits

Following is a summary of pricing lawsuits related to Justice and a discussion of the estimated impact of those lawsuits:

Mehigan v. Tween Brands, Inc.

On February 12, 2015, Melinda Mehigan and Fonda Kubiak, both consumers, filed a purported class action proceeding (the “Mehigan case”) against Ascena Retail Group, Inc. and Tween Brands, Inc. (doing business as “Justice”) in the United States District Court for the Eastern District of Pennsylvania, on behalf of themselves and all similarly situated consumers who, in the case of Ms. Mehigan in the State of New Jersey, and in the case of Ms. Kubiak in the State of New York, made purchases at Justice from 2009 to 2015 (the “Alleged Class Period”). The lawsuit alleges that Justice violated state comparative pricing laws in connection with advertisements promoting a 40% discount. The plaintiffs further allege false advertising, violation of state consumer protection statutes, breach of contract, breach of express warranty, and unfair benefit to Justice. The plaintiffs seek to stop Justice’s allegedly unlawful practice, and obtain damages for Justice’s customers in the named states. They also seek interest and legal fees.

On February 17, 2015, the complaint in the Mehigan case was amended to add five more named individual plaintiffs and to add the same allegations against Justice in the States of California, Florida, Illinois and Texas.

On April 8, 2015, the complaint in the Mehigan case was amended a second time seeking to make the case a nationwide purported class action lawsuit. As amended, the case covers Justice customers in 47 states. The excluded states are Hawaii, Alaska and Ohio. During the Alleged Class Period, Justice did not operate any stores in Hawaii or Alaska. A similar class action lawsuit making substantially the same allegations as the Mehigan case was settled in December 2014 in Ohio, although the Company denied any wrongdoing as part of that settlement.

Cowhey v. Tween Brands, Inc.

On February 17, 2015, Carol Cowhey, a consumer, filed a purported class action proceeding (the “Cowhey case”) against Ascena Retail Group, Inc. and Tween Brands, Inc. (doing business as “Justice”) in the Court of Common Pleas in Philadelphia, Pennsylvania on behalf of herself and all other similarly situated consumers who in the State of Pennsylvania made purchases at Justice during the Alleged Class Period. The allegations in the Cowhey case are substantially the same as those in the Mehigan case. The relief sought in the Cowhey case focuses on remedies available under Pennsylvania law, which the Plaintiff claims to include treble damages. On March 19, 2015, Justice removed the Cowhey case to federal court in the United States District Court for the Eastern District of Pennsylvania.

On April 8, 2015, the United States District Court for the Eastern District of Pennsylvania consolidated the Cowhey case and the Mehigan case. They are now consolidated for all pre-trial purposes in the federal court in the Eastern District of Pennsylvania.

Traynor-Lufkin v. Tween Brands, Inc.

On March 6, 2015, Katie Traynor-Lufkin and three other named plaintiffs, all consumers, filed a purported nationwide class action (the “Traynor-Lufkin case”) against Tween Brands, Inc. (doing business as “Justice”) in the Court of Common Pleas in Cuyahoga County, Ohio. The Traynor-Lufkin case covers Justice customers in 47 states. As with the Mehigan case, the Traynor-Lufkin case excludes Hawaii, Alaska and Ohio. During the Alleged Class Period, Justice did not operate any stores in Hawaii or Alaska. In December 2014, Justice settled a similar class action lawsuit in the State of Ohio, although the Company denied any wrongdoing as part of that settlement. The allegations and damages sought in the Traynor-Lufkin case are substantially the same as those in the Mehigan case.

On April 7, 2015, Justice removed the Traynor-Lufkin case to the United States District Court for the Northern District of Ohio. On April 13, 2015, Justice filed a motion to transfer the Traynor-Lufkin case to the United States District Court for the Eastern District of Pennsylvania. In seeking the transfer, Justice argued that there were already two consolidated actions pending in the Eastern District of Pennsylvania and that a forum in Ohio is not appropriate because no Ohio consumers are involved in the case. The Eastern District of Pennsylvania has been advised that it is Justice’s intention to seek to consolidate the Traynor-Lufkin case with the other two presently consolidated before it.

Estimated Impact of the Justice Pricing Lawsuits

The Company cannot at this time estimate the cost of resolving the Justice pricing lawsuits, either through litigation or negotiated settlements. We are also unable to estimate the range of costs for resolution of these cases for the following reasons: (a) the cases were recently served on the Company; (b) false advertising and consumer protection laws vary among the 47 states involved in the cases; and (c) the Company is still researching the facts and the laws in each of these states to determine the Company’s possible defenses. The ultimate resolution of these cases could have a material adverse effect on the Company’s condensed consolidated financial statements, including our net income, in the period in which the resolution is accrued in our financial statements.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2014 10-K. There have been no material changes during the quarter ended April 25, 2015 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2014 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended April 25, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (January 25, 2015 – February 21, 2015)	—	$—	—	$ 90 million
Month # 2 (February 22, 2015 – March 28, 2015)	—	—	—	90 million
Month # 3 (March 29, 2015 – April 25, 2015)	—	—	—	90 million
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

ASCENA RETAIL GROUP, INC.

Date: June 2, 2015	BY: /s/ David Jaffe
David Jaffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 2, 2015	BY: /s/ Robb Giammatteo
Robb Giammatteo
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)