Form 10-K
period 2015-07-25
Ascena Retail Group, Inc.
filed 2015-09-16
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 25, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.8 billion as of January 24, 2015, based on the last reported sales price on the NASDAQ Global Select Market on that date. As of September 11, 2015, 195,099,353 shares of voting common shares were outstanding.

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 2015 are incorporated into Part III of this Form 10-K.

ASCENA RETAIL GROUP, INC.
FORM 10-K
FISCAL YEAR ENDED JULY 25, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section labeled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the risk factors that we have included elsewhere in this report. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” “should,” “estimate,” “predict,” "project," “potential,” “continue,” "remains optimistic," or the negative of such terms or other similar expressions.

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

In this Form 10-K, references to “ascena,” “ourselves,” “we,” “us,” “our” or “Company” or other similar terms refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2015 ended on July 25, 2015 and reflected a 52-week period (“Fiscal 2015”); fiscal year 2014 ended on July 26, 2014 and reflected a 52-week period (“Fiscal 2014”); and fiscal year 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”). All references to “Fiscal 2016” refer to our 53-week period that will end on July 30, 2016.

PART I

Item 1. Business.

General

The Company is a leading national specialty retailer offering clothing, shoes and accessories for missy and plus-size women, through its 100% owned subsidiaries, under the Lane Bryant, maurices, dressbarn and Catherines brands; and for tween girls, under the Justice brand. The Company operates through its subsidiaries, ecommerce operations and approximately 3,900 stores throughout the United States and Canada, with annual revenues of approximately $4.8 billion for Fiscal 2015.

Recent Developments

On August 21, 2015, the Company acquired ANN, INC. ("ANN"), a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor, LOFT and Lou & Grey brands, for an aggregate purchase price of approximately $2.1 billion (the "ANN Acquisition"). The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of Company common stock valued at approximately $345 million, based on the ascena stock price on the date of acquisition. ANN's business includes ecommerce operations and approximately 1,000 stores throughout the U.S., Canada and Puerto Rico. The cash portion of the purchase price was funded with new borrowings under a $1.8 billion seven-year, variable-rate term loan (the "Term Loan").

In connection with the ANN Acquisition, the Company and certain of its domestic subsidiaries amended its existing revolving credit agreement (the “Revolving Credit Agreement”) to increase the facility from $500 million, with an optional increase of up to $100 million, to $600 million, with an optional increase of up to $200 million ("the "Amended Revolving Credit Agreement"). The amendment also extends the maturity date of the borrowing arrangement from June 2018 to August 2020.

Since the ANN Acquisition occurred subsequent to Fiscal 2015, the discussion of the Company's business and operations in this Report does not incorporate ANN's business and operations unless specifically stated otherwise. For more information on the ANN Acquisition, see Note 19 to the accompanying consolidated financial statements.

Our Brands and Products

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn and Catherines.

Justice

The Justice segment includes 978 specialty retail and outlet stores, ecommerce operations, and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 5 to 12 in an environment designed to match the energetic lifestyle of tween girls. Justice creates, designs and develops its own exclusive Justice branded merchandise in-house. This allows Justice to maintain creative control and respond as quickly as fashion trends dictate. The Justice merchandise mix represents the broad assortment that its girl wants in her store - a mix of apparel, accessories, footwear, intimates and lifestyle products, such as bedroom furnishings and electronics, to meet all of her needs. Justice retail stores are located in mall locations, strip shopping centers, lifestyle centers and outlet centers.

Lane Bryant

The Lane Bryant segment includes 765 specialty retail and outlet stores and ecommerce operations. Lane Bryant is a widely recognized brand name in plus-size fashion. Through private labels such as Lane Bryant and Cacique, and select national brands, fashionable and sophisticated apparel is offered to female customers in plus-sizes 14-28, including intimate apparel, wear-to-work and casual sportswear, accessories, select footwear and social occasion apparel. Lane Bryant has a loyal customer base, generally ranging in age from 25 to 45 years old, which shops for fashionable merchandise in the moderate price range. Lane Bryant retail stores are located in mall locations, strip shopping centers, lifestyle centers and outlet centers.

maurices

The maurices segment includes 951 specialty retail and outlet stores, and ecommerce operations. The maurices brand offers up-to-date fashion designed to appeal to female customers in their 20's and 30's, including both core and plus-size offerings, with stores concentrated in small markets (approximately 25,000 to 150,000 people). Through its proprietary maurices label, the maurices product line encompasses women’s casual clothing, career wear, dressy apparel, active wear and accessories. maurices retail stores are typically located near large discount and department stores to capitalize on the traffic those retailers generate. maurices seeks to differentiate itself from those retailers by offering a wider selection of style, color and current fashion, as well as the shopping experience offered, which emphasizes a visually stimulating environment with a helpful staff. While maurices stores offer a core merchandise assortment, individual maurices stores vary their merchandise assortment to reflect individual store demands and local market preferences.

dressbarn

The dressbarn segment includes 824 specialty retail and outlet stores, and ecommerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion for working women. dressbarn retail stores are located primarily in convenient strip shopping centers in major trading and high-density markets, and in surrounding suburban areas. dressbarn’s centrally managed merchandise selection is changed and augmented frequently to keep its merchandise presentation fresh and exciting. Individual store assortments vary depending on local demographics, seasonality and past sales patterns. Carefully edited, coordinated merchandise is featured in a comfortable, easy-to-shop environment, which is staffed by friendly, service-oriented associates.

Catherines

The Catherines segment includes 377 specialty retail stores and ecommerce operations. Catherines carries a full range of plus sizes (16-34 and 0X-5X) and is particularly known for extended sizes (28-34). Catherines offers classic apparel and accessories to female customers for wear-to-work and casual lifestyles, generally catering to female customers 45 years and older. Catherines' customers generally shop in the moderate price range, and are concerned with comfort, fit and value. Catherines' retail stores are primarily located in strip shopping centers.

The tables below present net sales and operating income by segment for the last three fiscal years:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales:	(millions)
Justice	$1,276.8	$1,384.3	$1,407.4
Lane Bryant	1,095.9	1,080.0	1,050.1
maurices	1,060.6	971.4	917.6
dressbarn	1,023.6	1,022.5	1,020.7
Catherines	346.0	332.4	319.1
Total net sales	$4,802.9	$4,790.6	$4,714.9

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Operating (loss) income:	(millions)
Justice	$(62.8)	$99.3	$182.3
Lane Bryant	(308.0)	(4.3)	(30.1)
maurices	125.9	86.0	107.0
dressbarn	10.7	39.4	30.3
Catherines	31.0	24.4	10.4
Unallocated acquisition and integration expenses	(31.7)	(34.0)	(34.6)
Total operating (loss) income	$(234.9)	$210.8	$265.3

Over the past five fiscal years, our sales have grown to approximately $4.8 billion in Fiscal 2015 from $2.9 billion in Fiscal 2011. This growth has been a result of both our acquisitions and organic growth. We currently operate approximately 3,900 stores throughout the United States and Canada. We have diversified our business by brand, price point and target consumer, as well as by geography throughout North America. Our Justice and maurices brands now operate 44 stores and 31 stores, respectively, in Canada. We will continue evaluating other international opportunities for our family of brands. In addition to our store presence, we sell merchandise through our primary ecommerce websites: shopjustice.com; lanebryant.com; cacique.com; maurices.com; dressbarn.com and catherines.com.

Over the past five fiscal years, we have invested approximately $2.0 billion in acquisitions, capital improvements, supply chain integration and technology infrastructure improvements, which were funded through cash and debt. We intend to continue to execute our long-term strategy, which includes, among other things, growth through selective acquisitions, investment in our operational infrastructure, and expansion of our omni-channel businesses and technology platforms. Additionally, on August 21, 2015, the Company acquired ANN for approximately $2.1 billion.

Seasonality of Business

Our individual brands are typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods.  In particular, sales at Justice tend to be significantly higher during the fall season, which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season. Our Lane Bryant, dressbarn, and Catherines brands tend to experience higher sales during the spring season, which include the Easter and Mother's Day holidays. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Store Locations

Our stores are primarily open seven days a week and most evenings. As of July 25, 2015, we operated approximately 3,900 stores in 48 states, the District of Columbia and Canada. Justice is currently located across 48 states and Canada. Justice also has 63 international franchise stores. dressbarn has stores in 48 states and the District of Columbia, which are mostly concentrated in the northeast, while maurices has stores in 44 states and Canada, with the largest concentration in the Midwest. Lane Bryant stores are located in suburban and small towns in 46 states. Catherines stores are located in suburban and small towns in 44 states.

During Fiscal 2015, no store accounted for more than 1% of our total sales. The table below indicates the type of shopping facility in which our stores were located:

Type of Facility	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Strip Shopping Centers	220	400	539	605	364	2,128
Free Standing, Downtown and Enclosed Malls	547	194	345	54	7	1,147
Outlet Malls and Outlet Strip Centers	112	111	49	165	3	440
Lifestyle Centers	99	60	18	—	3	180
Total	978	765	951	824	377	3,895

As of July 25, 2015, our stores had a total of 21.2 million square feet, consisting of Justice with 4.1 million square feet, Lane Bryant with 4.2 million square feet, maurices with 4.9 million square feet, dressbarn with 6.5 million square feet and Catherines with 1.5 million square feet. All of our store locations are leased. Some of our leases contain renewal options and termination clauses, particularly in the early years of a lease, which are exercisable if specified sales volumes are not achieved.

Store Count by Segment

	Fiscal 2015
	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Beginning of Period	997	771	922	820	386	3,896
Opened	30	35	41	34	—	140
Closed	(49)	(41)	(12)	(30)	(9)	(141)
End of Period	978	765	951	824	377	3,895

	Fiscal 2014
	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Beginning of Period	971	788	877	826	397	3,859
Opened	49	36	55	34	—	174
Closed	(23)	(53)	(10)	(40)	(11)	(137)
End of Period	997	771	922	820	386	3,896

Trademarks

Our principal owned trademarks include:

JUSTICE®, LANE BRYANT®, LANE BRYANT OUTLET®, CACIQUE®, RIGHT FIT®, MAURICES®, DRESSBARN®, CATHERINES®, CATHERINES PLUS SIZES®, MAGGIE BARNES®, LIZ&ME®, SERENADA®, DRESSBARTM, 6th & LANE® and MAURICES IN MOTION®.

We have U.S. Certificates of Registration of Trademark and trademark applications pending for the operating names of our stores and our major private label merchandise brands. We believe our JUSTICE®, LANE BRYANT®, LANE BRYANT OUTLET®, CACIQUE®, RIGHT FIT®, MAURICES®, DRESSBARN®, CATHERINES® and CATHERINES PLUS SIZES® trademarks are material to the continued success of our business. We also believe that our rights to these trademarks are adequately protected.

Ecommerce

Across all of our brands, total ecommerce revenues amounted to approximately $519 million during Fiscal 2015, which represented an increase of approximately 15% over revenues of approximately $450 million during Fiscal 2014.

The Company continues to invest in and develop our ecommerce platform in order to support continued growth in this sales channel. During Fiscal 2015, the Company continued initiatives aimed at enhancing our customer’s shopping experience across all channels. These initiatives allow the brands to (i) improve website and mobile functionality, (ii) improve product availability online, (iii) offer flexible customer loyalty programs and (iv) offer an enhanced customer service experience inside and outside our stores. The Company will begin utilizing this functionality in a phased transition which is expected to begin in the second half of Fiscal 2016. We believe this investment will result in a sustained source of sales growth in future periods.

Our segments sell products online through their ecommerce sites:

•	Justice segment – www.shopjustice.com

•	Lane Bryant segment – www.lanebryant.com

•	maurices segment – www.maurices.com

•	dressbarn segment – www.dressbarn.com

•	Catherines segment – www.catherines.com

Product Licensing

We earn licensing revenue through our Justice brand’s international franchise stores along with advertising and other “tween-right” marketing initiatives with partner companies. Licensing revenue is less than 1% of our consolidated annual net sales. As of July 25, 2015, Justice had 63 international franchise stores.

International Operations

As of July 25, 2015, our Justice brand had 44 company-operated stores in Canada; our maurices brand had 31 company-operated stores in Canada. We continue to assess further Canadian expansion, as well as other international opportunities for our family of brands.

Sourcing

The Company's sourcing business services all our brands and operates under the name Ascena Global Sourcing (“AGS”). Through AGS’s offices in Seoul, South Korea, Shanghai and Hong Kong, China, AGS continues to develop and expand direct relationships with manufacturing partners, enabling AGS to control the quality of goods, while achieving speed to market and more favorable pricing. AGS has registered various trademarks related to the Company’s brands in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions. The Company believes our sourcing operations represent an area for increased product cost favorability as our family of brands increase the amount of goods that are purchased through AGS.

Office and Distribution Centers

For a detailed discussion of our office and distribution centers, see Part I, Item 2 “Properties” in this Annual Report on Form 10-K.

Information Technology Systems

Our information technology systems make the design, marketing, importing and distribution of our products more efficient by providing common information technology platforms for, among other things, order processing, product and design information, and financial information. During Fiscal 2015, the Company continued its migration to common information technology platforms, and went live on its new point-of-sale, warehouse management and merchandise systems. During the first half of Fiscal 2016, the Company expects to complete consolidation of Lane Bryant's and Catherines' financial systems and processes onto the Company's common platforms.

Advertising and Marketing

We use a variety of broad-based and targeted marketing and advertising strategies to effectively define, evolve, and promote our brands. These strategies include customer research, advertising and promotional events, window and in-store marketing materials, direct mail marketing, Internet and social media marketing, lifestyle magazines, catazines, and other measures to communicate our fashion and promotional message. We track customer transactions and use the information to make strategic decisions for our direct mail and email campaigns. We also offer various customer loyalty programs across our brands.

Community Service

ascena has a rich history of charitable giving within each of our brands and shared services group ("SSG") underneath ascena’s philanthropic framework of "Empowering Women and Children To Be Their Best." Each brand has its own giving philosophy specifically geared to their business and communities, supporting programs like children’s hospitals, American Cancer Society and Dress for Success.  The Company is also proud to sponsor the Roslyn S. Jaffe Awards, in which monetary grants are awarded to individuals and organizations making a difference for women and children.  More information about the history of our charitable giving, including the charities we give to, is available at www.ascenacares.com.

Competition

The retail apparel industry is highly competitive and fragmented, with numerous competitors, including department stores, off-price retailers, specialty stores, discount stores, mass merchandisers and Internet-based retailers, many of which have substantially greater financial, marketing and other resources than us. Many of our competitors are able to engage in aggressive promotions, including reducing their selling prices. Some of our competitors are Walmart, Macy’s, JCPenney, Kohl’s, Old Navy and Target. Other competitors may move into the markets that we serve. Our business is vulnerable to demand and pricing shifts, and to changes in customer tastes and preferences. If we fail to compete successfully, we could face lower net sales and may need to offer greater discounts to our customers, which could result in decreased profitability. We believe that we have established and reinforced our image as a source of fashion and value by focusing on our target customers and by offering up-to-date fashion, superior customer service and shopping convenience across our multiple sales channels.

Merchandise Vendors

We purchase our merchandise from many domestic and foreign suppliers. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier as no third-party supplier accounts for more than 10% of our merchandise purchases. We believe that we have good working relationships with our suppliers.

Employees

As of July 25, 2015, we had approximately 48,000 employees, 34,000 of whom worked on a part-time basis. We typically add temporary employees during peak selling periods, which vary throughout the year at each of our brands, and adjust the hours they work to coincide with holiday shopping patterns. Except for approximately 50 employees of Lane Bryant that were represented by unions at the end of Fiscal 2015, none of our other employees are covered by any collective bargaining agreement. We consider our employee and union relations to be good.

Executive Officers of the Registrant

The following table sets forth the name, age and position of our Executive Officers:

Name	Age	Positions
Elliot S. Jaffe	89	Co-founder and Non-Executive Chairman of the Board
David Jaffe	56	President and Chief Executive Officer
John Pershing	44	Executive Vice President, Chief Human Resources Officer
Robb Giammatteo	43	Executive Vice President and Chief Financial Officer
Ernest LaPorte	63	Senior Vice President, Chief Accounting Officer
Gene Wexler	60	Former Senior Vice President, General Counsel and Assistant Secretary (a)

(a) Resigned as an officer of the Company effective September 8, 2015.

Mr. Elliot S. Jaffe, our co-founder and Non-Executive Chairman of the Board, was Chief Executive Officer of our company from 1966 until 2002.

Mr. David Jaffe became President and Chief Executive Officer in 2002. Previously he had been Vice Chairman, Chief Operating Officer and a member of the Board of Directors since 2001. He joined us in 1992 as Vice President-Business Development and became Senior Vice President in 1995 and Executive Vice President in 1996. Mr. Jaffe is the son of Elliot S. and Roslyn S. Jaffe. Mrs. Jaffe, our co-founder, serves as Secretary of our Company.

Mr. John Pershing became Executive Vice President, Chief Human Resources Officer in 2015.  He joined the Company in 2011 as Senior Vice President, Human Resources of both the corporate SSG and dressbarn. Prior to joining the Company, Mr. Pershing spent over 20 years at Best Buy in a variety of leadership roles and was most recently Executive Vice President, Human Capital.

Mr. Robb Giammatteo became Executive Vice President and Chief Financial Officer in 2015. He joined the Company in 2013 as the Senior Vice President of FP&A and Investor Relations. Prior to joining the Company, Mr. Giammatteo was the Vice President of Corporate FP&A at VF Corporation, and before that, the Divisional CFO of VF Outlet. Prior to VF, he spent several years in a variety of financial leadership roles at Limited Brands and General Motors.

Mr. Ernest LaPorte joined the Company in September 2014 as Senior Vice President and Chief Accounting Officer. Prior to joining the Company, Mr. LaPorte was Senior Vice President, Controller at Saks Incorporated from 2007 to 2014. Prior to Saks, Mr. LaPorte was Vice President of Finance and Principal Accounting Officer at the Movado Group, Inc. from 2005 to 2007 and preceding that held several positions at Barnes & Noble, Inc. from 1999 to 2005. Mr. LaPorte began his career in public accounting and is a CPA.

Item 1A. Risk Factors.

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our operational results, our financial condition, our liquidity, the trading prices of our securities, and the actual outcome of matters as to which forward-looking statements are made in this report. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. We may also be adversely affected by additional risks not presently known to us or that we currently believe are immaterial.

Our business is dependent upon our ability to accurately predict fashion trends and customer preferences.

Fashion apparel trends and customer preferences are volatile and tend to change rapidly, particularly for women and tween girls. Our success depends largely on our ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by us to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise in our stores, which in turn could adversely affect our business and our image with our customers. Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, we are vulnerable to changes in consumer preferences and demand, price shifting, and the optimal selection and timing of merchandise purchases. If we miscalculate either the demand for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would have an adverse effect on our operational results, financial position and cash flows.

In connection with the ANN Acquisition, we incurred significant additional indebtedness and assumed certain of ANN’s liabilities, which could adversely affect us.
We substantially increased our indebtedness in connection with the completion of the ANN Acquisition, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We also incurred various costs and expenses associated with our financings. The amount of cash flows required to pay interest on our increased indebtedness levels resulting from the ANN Acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the transaction. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, our ability to service our indebtedness may be adversely impacted.
The indebtedness incurred in connection with the acquisition bears interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows.
In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. In connection with the debt financing, we received ratings from S&P and Moody’s. There can be no assurance that we will maintain particular ratings in the future.
Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures or acquisitions or for other general corporate requirements. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot be assured that we will be able to obtain additional financing on terms acceptable to us or at all.

To service our indebtedness after the ANN Acquisition, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
As a result of the ANN Acquisition, our ability to make cash payments on, and to refinance, our indebtedness as well as our ability to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future, which is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that will be beyond our control.
Our business may not generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, on or before maturity. We may not be able to refinance any indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness may restrict our ability to sell assets and our use of the proceeds from such sales.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and the lenders under the term facility, the revolving facility and other indebtedness, or any replacement facilities in respect thereof, could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against the Company’s assets, and we could be forced into bankruptcy or liquidation.
Inability to access liquidity or capital markets could adversely affect the Company's business, operational results, financial position, or cash flows.
Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict the Company’s access to potential sources of future liquidity. As a result of occasional instability in the global financial markets, there can be no assurance that our liquidity will not be affected or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations, and available borrowings under our $600 million Amended and Restated Credit Agreement (the “Amended Revolving Credit Agreement”) will be adequate to satisfy our capital needs for the foreseeable future, any renewed tightening of the credit markets could make it more difficult for us to access funds, enter into an agreement for new indebtedness or obtain funding through the issuance of our securities.

In addition, we also have significant amounts of cash and cash equivalents on deposit at FDIC-insured financial institutions that are currently in excess of federally-insured limits. As a result, we cannot be assured that we will not experience losses with respect to cash on deposit in excess of federally-insured limits.

Our ability to successfully integrate new acquisitions.

The success of ascena's businesses continues to depend on our ability to integrate and manage our expanding operations, to realize opportunities for revenue growth, and to eliminate redundant and excess costs. Achieving the anticipated benefits of previous and future acquisitions, including the ANN Acquisition, may present a number of significant risks and considerations, including, but not limited to:

•	unsuccessful, delayed, or more costly integration;

•	demands on management related to the increase in our size and the loss of key employees;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	expected cost savings not being achieved in full, or taking longer or requiring greater investment to achieve; and

•	not achieving the anticipated omni-channel growth potential.

Existing and increased competition in the women’s and girls' retail apparel industry may reduce our net revenues, profits and market share.

The women’s and girls' retail apparel industry is highly competitive. Although the Company is one of the nation’s largest specialty retailers, we have numerous and varied competitors at the national and local level, primarily consisting of department stores, off-price retailers, other specialty stores, discount stores, mass merchandisers, Internet, and mail-order retailers, many of which have substantially greater financial, marketing, promotional, and other resources than we have. Many department stores offer a broader selection of merchandise than we offer. In addition, many department stores continue to be promotional and reduce their selling prices, and in some cases are expanding into markets in which we have a significant presence. As a result of this competition, we may experience pricing pressures, increased marketing expenditures and loss of market share, which could have a material adverse effect on our business, operational results, financial position, and cash flows.

Our ability to successfully adapt to and implement ongoing organizational change could impact our business results.

We have executed a number of significant business and organizational changes including acquisitions, workforce and technology optimization projects to support our growth strategies. We expect these types of changes to continue for the foreseeable future. Successfully managing these changes is critical to our business success. In addition, our success is dependent on identifying, developing, and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organizational capabilities in key growth markets, where the depth of skilled employees is limited, and competition for these resources is intense. Further, business and organizational changes may result in more reliance on third parties for various services, and that reliance may increase compliance risks, including risks related to compliance with anti-corruption laws. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver the expected productivity improvements while continuing to invest in business growth, our operational results, financial position, and cash flows could be adversely impacted.

We depend on strip shopping center and mall traffic and our ability to identify suitable store locations.

Many of our stores are located in strip shopping centers, shopping malls and other retail centers that benefit from their proximity to “anchor” retail tenants, generally large department stores, and other attractions, which generate consumer traffic in the vicinity of our stores. Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores or changes in customer shopping preferences. A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on customer traffic and our operational results.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations where competition for suitable store locations is intense.

We rely on foreign sources of production.

We purchase a significant portion of our merchandise directly from foreign markets, including Asia, the Middle East, and Africa, and indirectly through domestic vendors with foreign sources. We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including but not limited to:

•	financial or political instability in any of the countries in which our merchandise is manufactured, or the channels through which it passes;

•	fluctuations in the value of the U.S. Dollar against foreign currencies;

•	inability of our manufacturers to comply with local laws, including labor laws, health and safety laws or labor practices;

•	increased security and regulatory requirements applicable to imported goods;

•	imposition or increases of duties, taxes and other charges on imports;

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

New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries. The future performance of our business depends on foreign suppliers, and may be adversely affected by the factors listed above, all of which are beyond our control. The foregoing may result in our inability to obtain sufficient quantities of merchandise or increase our costs.

We require our independent manufacturers to operate in compliance with applicable laws and our internal requirements. Our vendor code of conduct, guidelines, or other compliance programs promote ethical business practices, and we monitor compliance with them; however, we do not control these manufacturers, their labor practices, the health and safety conditions of their facilities, or their sources of raw materials. Any violation of labor, health, environmental, safety (e.g., building and fire codes) or other laws by any of the independent manufacturers we use could damage our reputation and could have a material adverse effect on our business.

Any of the aforementioned risks, independently or in combination with others, could have an adverse effect on our operational results, financial position, and cash flows.

Our business could suffer as a result of a third-party manufacturer’s inability to produce goods for us on time and to our specifications.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of the goods that we sell. Both domestic and international manufacturers produce these goods. The Company is at risk for increases in manufacturing costs, and we cannot be certain that we will not experience operational difficulties with these third-party manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control, and failure to meet production deadlines. The inability of a manufacturer to ship orders in a timely manner or to meet our safety, quality, and social compliance standards could have a material adverse impact on our business, operational results, financial position, and cash flows.

We may suffer negative publicity and our business may be harmed if we need to recall any product we sell or if we fail to comply with applicable product safety laws.

The products our brands sell are regulated by many different governmental bodies, including but not limited to the Consumer Product Safety Commission and the Food and Drug Administration in the U.S., Health Canada in Canada, and similar state, provincial and international regulatory authorities. Although we test the products sold in our brands’ stores and on our brands’ websites, selected products still could present safety problems of which our brands are not aware. This could lead one or more of our brands to recall selected products, either voluntarily or at the direction of a governmental authority, and may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, recalls, defects, or errors could result in the rejection of our products by customers, damage to our reputation, lost sales, product liability litigation, and increased costs, any or all of which could harm our business and have a material adverse effect on our financial position, operational results, and cash flows.

The cost of compliance with current requirements and any future requirements of federal, state or international regulatory authorities could have a material adverse effect on our financial position, operational results, and cash flows. Examples of these requirements include regulatory testing, certification, packaging, labeling, advertising, and reporting requirements affecting broad categories of consumer products. In addition, any failure of one or more of our brands to comply with such requirements could result in significant penalties, require one or more of our brands to recall products, and harm our reputation, any or all of which could have a material adverse effect on our business, operational results, financial position, and cash flows.

Risks associated with ecommerce sales.

The successful operation of our ecommerce business depends on our ability to maintain the efficient and continuous operation of our ecommerce websites and our fulfillment operations, and to provide a shopping experience that will generate orders and return visits to our sites. Our ecommerce services are subject to numerous risks, including:

•
computer system failures, including but not limited to, inadequate system capacity, computer viruses, human error, change in programming, security breaches, system upgrades or migrations, Internet service, or power outages;

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

The Company's failure to successfully address and respond to any one or more of these risks could damage the reputation of our brands and have a material adverse effect on our operational results, financial position, and cash flows.

Our business could suffer if our information technology systems fail to operate effectively, are disrupted or compromised.

We rely on our existing information technology systems in operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. The reliability and capacity of our information technology systems (including third-party hardware and software systems or services) are critical to our continued operations. Despite our precautionary efforts, our information technology systems are vulnerable from time to time to damage or interruption from, among other things, natural disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses, and security breaches, which may require significant investment to fix or replace, and we may suffer loss of critical data and interruptions or delays to our operations in the interim. While, to our knowledge, we have not experienced any material loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach, or cyber-attack, such an event could adversely affect our business and operations, including our reputation and our relationships with our customers, employees, and investors, expose us to risks of litigation and liability, and could impact our operational results, financial position, and cash flows. While we believe that we are diligent in selecting vendors, systems, and services to assist us in maintaining the integrity of our information technology systems, we realize that there are risks and that no guarantee can be made that future disruptions, service outages, service failures or unauthorized intrusions will not occur.

We are subject to cybersecurity risks and may incur increased expenses to mitigate our exposure.

Our business and that of our third-party service providers employ systems and websites that allow us to process credit card transactions (containing personally identifiable information, “PII”), perform online ecommerce and social media activities, and store and transmit proprietary or confidential customer, employee, job applicant, and other information. Security and/or privacy breaches, acts of vandalism, computer viruses, misplaced or lost data, programming, and/or human error or other similar events could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks or intrusions. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by our third-party service providers that result in the unauthorized release of personal or confidential information.

The protection of customer, employee, and Company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. Any breach involving this data could attract negative media attention, cause harm to our reputation or result in liability (including but not limited to fines, penalties or lawsuits), any of which could have a material adverse effect on our operational results, financial position, and cash flows.

We may be exposed to risks and costs associated with credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues.

In the standard course of business, we process customer information, including payment information, through our stores and ecommerce sites. There is an increased concern over the security of PII transmitted over the Internet, consumer identity theft and user privacy. We endeavor to protect consumer identity and payment information through the implementation of security technologies, processes, and procedures. It is possible that an individual or group could defeat our security measures and access sensitive consumer information. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Incidents which result in exposure of customer data will be handled in accordance with applicable laws and regulations. Exposure of customer data through any means could materially harm the Company by, but not limited to, reputational damage, regulatory fines, and costs of litigation.

Our business would suffer a material adverse effect if our distribution or fulfillment centers were shut down or disrupted.

Nearly all of the merchandise we purchase is shipped directly to our distribution and fulfillment centers in Etna, Ohio or Greencastle, Indiana, where it is prepared for shipment to the appropriate stores or to the customer directly. As a result of damage to, or prolonged interruption of, operations at either of these facilities due to a work stoppage, supply chain disruption, weather event such as tornado, flood, blizzard or other natural disaster, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores or customers during the time it takes for us to reopen or replace either of these facilities.

Although we maintain business interruption and property insurance, management cannot be assured that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us, if either of the distribution or fulfillment centers is shut down for any unplanned reason.

Our business could suffer if parties with whom the Company does business are subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to the Company.

The Company is party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to the Company. In some cases, the Company depends upon such third parties to provide essential products, services or other benefits, advertising, software development and support, logistics, and other agreements for goods and services in order to operate the Company’s business in its ordinary course. Adverse economic, industry or market conditions could result in an increased risk to the Company associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of the Company in relation to its contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurance that it would be able to arrange alternate or replacement contracts, transactions or business relationships on terms as favorable as the Company’s existing contracts, transactions or business relationships, if at all. Any inability on the part of the Company to do so could negatively affect the Company’s business, operational results, financial position, and cash flows.

Our business could suffer if we need to replace manufacturers.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Many of our competitors have greater financial and other resources than we have and thus may have an advantage in the competition for production capacity. If we experience a significant increase in demand, or if an existing manufacturer of the goods that we sell must be replaced, we may have to increase purchases from our other third-party manufacturers and we cannot guarantee we will be able to do so at all or on terms that are acceptable to us. This may negatively affect our operational results. We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but we do not have long-term contracts with any manufacturer.

Our business could suffer if one of the manufacturers of the goods that we sell fails to use acceptable labor practices.

We require manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff and our agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of local labor, employment or other laws by an independent third-party manufacturer used by us, or the divergence of an independent third-party manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of products to us or damage our reputation, which may result in a decrease in customer traffic to our stores or ecommerce websites that could adversely affect our operational results. Publicity regarding violation of the foregoing guidelines or practices or other social/compliance standards by any of our third-party manufacturers could adversely affect our operational results.

Acts of terrorism, effects of war, public health, natural disasters, other catastrophes or political unrest could have a material adverse effect on our business.

The threat, or actual acts, of terrorism continue to be a risk to the global economy. Terrorism and potential military responses, political unrest, natural disasters, pandemics or other health issues have disrupted or could disrupt commerce, impact our ability to operate our stores or offices in the affected areas or impact our ability to provide critical functions or services necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions or services from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our operational results, financial position, and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending or customer traffic, and thus have an adverse effect on our operational results.

If we are unable to manage our inventory effectively, our gross margins could be adversely affected.

Fluctuations in the global apparel retail markets impact the levels of inventory owned by apparel retailers, as merchandise usually must be ordered well in advance of the applicable selling season and frequently before apparel trends are confirmed by customer purchases. In addition, the nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower than planned margins.

We have key strategic initiatives designed to optimize our inventory levels and increase the efficiency and responsiveness of our supply chain, including our seamless inventory and responsive supply chain initiatives. Aspects of seamless inventory include more timely matching of product supply and demand across markets and channels to reduce stranded inventory. Aspects of responsive supply chain include more vendor fabric platforming, product demand testing, and in-season rapid response to demand. These initiatives involve significant systems and operational changes and we have limited experience operating in this manner. If we are unable to implement these initiatives successfully, we may not realize the return on our investments that we anticipate, and our operating results could be adversely affected.

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

Our performance also depends in large part on the talents and contributions of engaged and skilled associates in all areas of the Company. If we are unable to identify, hire, develop, motivate and retain talented individuals, we may be unable to compete effectively which could adversely impact our business, operational results, financial position, and cash flows.

Covenants in our Amended Revolving Credit Agreement and our Term Loan contain various covenants that impose restrictions on the Company and certain of its subsidiaries that may affect their ability to operate their businesses.

The Amended Revolving Credit Agreement and the Term Loan contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the ability of the Company and certain of its subsidiaries to, among other things, have liens on their property, change the nature of their business, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of their assets to any one person. In addition, the agreements that govern the financings contain financial covenants that, under certain circumstances, will require the Company to maintain certain financial ratios. The ability of the Company and its subsidiaries to comply with these provisions may be affected by events beyond their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate the Company’s repayment obligations.
Our business may be affected by regulatory, administrative and litigation developments.

Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from regulatory or administrative changes. Changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, advertising and marketing practices, product safety, transportation and logistics, healthcare, tax, accounting, privacy, operations, or environmental issues, among others, could have an adverse impact on our operational results, financial position, and cash flows.

Increases in labor costs, including wages and employee healthcare costs, could impact the Company's operational results, financial position, and cash flows.

The Company's expenses relating to wages and employee healthcare costs are significant. Unfavorable changes in labor costs could negatively affect the Company's operational results, financial position, and cash flows. Our wage rates may increase in the foreseeable future and are subject to various factors such as unemployment levels, prevailing wage rates, minimum wage requirements and economic conditions. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations and interpretive guidance and the phased-in nature of the implementation of the legislation, the Company is not able at this time to fully determine the impact that healthcare reform will have on the Company-sponsored medical plans.

We are pursuing a strategy of international expansion.

We currently intend to expand our operations into other countries in the future. Currently, our Justice brand has licensed stores in certain Middle Eastern countries, Southeast Asia, Central and South America; both Justice and maurices have retail operations in Canada. As we expand internationally, we may incur significant costs associated with the start-up and maintenance of foreign operations. Costs may include, but are not limited to, obtaining locations for stores, setting up foreign offices, hiring experienced management and maintaining good relations with associates. We may be unable to open and operate new stores successfully, or we may face operational issues that delay our intended pace of international store growth. In any such case, our expansion may be limited, unless we can:

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

As we continue to expand our international operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of foreign countries in which we operate. We are required to use reasonable efforts to ensure compliance with these laws. Violations of these laws could subject us to sanctions or other penalties that would have an adverse effect on our reputation, operational results, financial position, and cash flows.

We may experience disruptions at ports used to import our products from Asia and other regions.

We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are imported, we and our vendors may have to ship some or all of our products from Asia or other regions by air freight or to alternative shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be reduced. Similarly, shipping to alternative destinations in the United States could lead to increased lead times and costs for our products. A disruption at ports (domestic or abroad) through which our products are imported could have a material adverse effect on our operational results, financial position, and cash flows.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in the United States and numerous international jurisdictions. We record tax expense based on our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits, including uncertain tax positions. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and reserves are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdictions or by changes to existing tax rules or regulations.

Changes to accounting rules and regulations may adversely affect our operational results, financial position, and cash flows.

Changes to existing accounting rules or regulations may impact our future operational results or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules and regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such a change would require us to record a significant amount of lease related assets and liabilities on our balance sheet and make other changes to the recording and classification of lease related expenses in the consolidated statements of operations and cash flows. In addition, as discussed in Note 4 to our consolidated financial statements included elsewhere herein, accounting authorities issued a new revenue standard and the Company is still evaluating the impact of this new standard. These and other future changes to accounting rules or regulations, or the questioning of current accounting practices, may adversely affect our operational results, financial position, and cash flows.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business, the price of our common stock and market confidence in our reported financial information.

We must continue to document, test, monitor and enhance our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot be assured that our disclosure controls and procedures and our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will prove to be adequate in the future. Any failure to maintain the effectiveness of internal controls over financial reporting or to comply with the requirements of the Sarbanes-Oxley Act could have a material adverse impact on our business, operational results, financial position, and cash flows as well as on the price of our common stock.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries in which we have business operations or plan to have business operations. Because we have not registered all of our trademarks in all categories, or in all foreign countries in which we source or offer our merchandise now, or may in the future, our international expansion and our merchandising of products using these marks could be limited. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products. Also, others may assert proprietary rights in our intellectual property and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any litigation regarding our trademarks could be time-consuming and costly. The loss of exclusive use of our trademarks could have a material adverse effect on our operational results, financial position, and cash flows.

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

Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending. Some of the factors negatively impacting discretionary consumer spending include general economic conditions, high unemployment, lower wage levels, increased taxation, high consumer debt, reductions in net worth based on severe market declines (such as in residential real estate markets), higher fuel, energy and other prices, increasing interest rates, severe weather conditions and low consumer confidence. In addition, any significant volatility in our financial markets could also negatively impact the levels of future discretionary consumer spending.  Such macroeconomic and other factors could have a negative effect on consumer spending in the U.S., which in turn could have a material effect on our business, operational results, financial condition, and cash flows.

As described in Note 8 to the accompanying consolidated financial statements included elsewhere herein, we have significant goodwill and other intangible assets related to the acquisitions of maurices in January 2005, Tween Brands in November 2009 and Lane Bryant and Catherines in June 2012. Current and future economic conditions may adversely impact our brands' ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. As discussed in our Critical Accounting Policies included elsewhere herein, these events could materially reduce our brands' profitability and cash flow which could, in turn, lead to an impairment of Justice’s, Lane Bryant’s, maurices’ or Catherines’ goodwill and other intangible assets in addition to the impairment losses of $306.4 million recorded during Fiscal 2015 to write down the carrying value of Lane Bryant's goodwill and intangible asset to their implied fair value. Furthermore, if customer attrition were to accelerate significantly, the value of Justice’s, Lane Bryant’s, maurices’ or Catherines’ intangible assets could be impaired or subject to accelerated amortization.

In addition, we expect to have significant goodwill and intangible assets related to the ANN Acquisition. As with our other acquisitions, current and future economic conditions may adversely impact our ability to attract new customers, retain existing customers and to maintain sales volumes and margins. These events could materially reduce ANN's profitability and cash flows which could, in turn, lead to an impairment of ANN's goodwill and intangible assets in future periods.

Our business could suffer a material adverse effect from extreme or unseasonable weather conditions.

Extreme weather conditions in the areas in which the Company's stores are located could negatively affect the Company's business, operational results, financial position, and cash flows. Frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over an extended period could make it difficult for our customers to travel to our stores, which could negatively impact the Company's operational results. The Company's business is also susceptible to unseasonable weather conditions, which could influence customer trends, consumer traffic and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could reduce demand and thereby would have an adverse effect on our operational results, financial position, and cash flows.

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

Further, if the analysts that regularly follow the Company’s performance lower their ratings or lower their projections for future growth and financial performance, the Company’s stock price could be adversely impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Retail Store Space

We lease space for all our retail stores in various domestic and international locations. Store leases generally have an initial term ranging from 5 to 10 years with one or more options to extend the lease. The table below, covering all open store locations leased by us on July 25, 2015, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number without Renewal Options
2016	636	225	411
2017	680	368	312
2018	625	393	232
2019	478	315	163
2020	346	207	139
2021 and thereafter	1,130	497	633
Total	3,895	2,005	1,890

Our store leases generally provide for a base rent per square foot per annum. Certain leases have formulas requiring the payment of additional rent as a percentage of sales, generally when sales reach specified levels. Our aggregate minimum rentals under operating leases in effect at July 25, 2015 and excluding locations acquired after July 25, 2015, are approximately $407.5 million for Fiscal 2016. In addition, we are typically responsible under our store leases for our pro rata share of maintenance expenses and common charges in strip shopping centers, outlet centers and malls.

Certain of the store leases have termination clauses if certain specified sales volumes are not achieved. This affords us greater flexibility to close under-performing stores. Generally, these provisions are operative only during the first few years of a lease.

Our investment in new stores consists primarily of inventory, leasehold improvements, fixtures and equipment, and information technology. We generally receive tenant improvement allowances from landlords to offset a portion of these initial investments in leasehold improvements.

Corporate Office Space

The Company owns both a 151,000 square-foot building which serves as the corporate office for the dressbarn brand and a 51,000 square foot building adjacent to the dressbarn building which serves as the corporate office for ascena. These buildings are located in Mahwah, NJ.

We own Justice’s corporate office facilities in New Albany, Ohio totaling approximately 280,000 square feet. We own 145,000 square feet of space in Bensalem, Pennsylvania which mainly houses the corporate offices of Catherines. We lease approximately 135,000 square feet in Columbus, Ohio which serves as Lane Bryant’s corporate headquarters.

We own maurices’ corporate headquarters in downtown Duluth, Minnesota, which is composed of three office buildings totaling approximately 151,000 square feet. In December 2013, the Company announced its plans for a new approximately 200,000 square-foot building located in Duluth, MN to house its maurices headquarters and shared services operations. The project is scheduled for completion in the spring of calendar 2016.

Internationally, we own office space in Hong Kong, China and lease office space in Shanghai, China and Seoul, South Korea to support our sourcing operations. During Fiscal 2014, we purchased 28,000 square feet of office space in Hong Kong to support our growing sourcing operations.

We own a corporate office building in Etna Township, Ohio, adjacent to our distribution center, of approximately 168,000 square-feet to house shared services operations.

Distribution and Fulfillment Centers

We own a 695,000 square foot distribution center in Etna Township, Ohio where we completed the centralization of the Company's brick-and-mortar store distribution into one location during Fiscal 2015. We own an 865,000 square foot fulfillment center in

Greencastle, Indiana where we completed the centralization of the distribution and fulfillment operations for the Company’s ecommerce operations into one location during Fiscal 2015.

Item 3. Legal Proceedings.

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including our advertising and marketing practices and product and safety concerns; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although such litigation is routine and incidental to the conduct of our business, as with any business of our size with a significant number of employees and significant merchandise sales, such litigation could result in large monetary awards. However, management believes that, excluding the effect of the Justice pricing lawsuits discussed below, current pending litigation will not have a material adverse effect on our consolidated financial statements.

Justice Pricing Lawsuits

Mehigan v. Ascena Retail Group, Inc. and Tween Brands, Inc.

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

On April 8, 2015, the complaint in the Mehigan case was amended a second time seeking to make the case a nationwide purported class action lawsuit. As amended, the case covers Justice customers in 47 states. The excluded states are Hawaii, Alaska and Ohio. During the Alleged Class Period, Justice did not operate any stores in Hawaii or Alaska. A similar class action lawsuit making substantially the same allegations as the Mehigan case was settled in December 2014 in Ohio.

Cowhey v. Tween Brands, Inc.

On February 17, 2015, Carol Cowhey, a consumer, filed a purported class action proceeding (the “Cowhey case”) against Ascena Retail Group, Inc. and Tween Brands, Inc. (doing business as “Justice”) in the Court of Common Pleas in Philadelphia, Pennsylvania on behalf of herself and all other similarly situated consumers who in the State of Pennsylvania made purchases at Justice during the Alleged Class Period. The allegations in the Cowhey case are substantially the same as those in the Mehigan case. The relief sought in the Cowhey case focuses on remedies available under Pennsylvania law, which the plaintiff claims include treble damages. On March 19, 2015, Justice removed the Cowhey case to federal court in the United States District Court for the Eastern District of Pennsylvania.

Consolidation of Mehigan and Cowhey Cases (Rougvie)

On April 8, 2015, the United States District Court for the Eastern District of Pennsylvania consolidated the Cowhey case and the Mehigan case. They are now consolidated for all pre-trial purposes in the federal court in the Eastern District of Pennsylvania.

On June 2, 2015, the court held a Rule 16 Conference and issued a Scheduling Order and Settlement Conference Order. The Scheduling Order sets a fact and expert discovery deadline of December 4, 2015, with trial scheduled for early 2016. In light of the settlement in principle described below, the trial will not go forward.

Traynor-Lufkin v. Tween Brands, Inc.

On March 6, 2015, Katie Traynor-Lufkin and three other named plaintiffs, all consumers, filed a purported nationwide class action (the “Traynor-Lufkin case”) against Tween Brands, Inc. (doing business as “Justice”) in the Court of Common Pleas in Cuyahoga

County, Ohio. The Traynor-Lufkin case purports to include a class of Justice customers in 47 states. As with the Mehigan case, the Traynor-Lufkin case excludes Hawaii, Alaska and Ohio. During the Alleged Class Period, Justice did not operate any stores in Hawaii or Alaska. In December 2014, Justice settled a similar class action lawsuit in the State of Ohio. The allegations and damages sought in the Traynor-Lufkin case are substantially the same as those in the Mehigan case.

Removal of Traynor-Lufkin Case and Motion to Transfer

On April 7, 2015, Justice removed the Traynor-Lufkin case to the United States District Court for the Northern District of Ohio. On April 13, 2015, Justice filed a motion under 28 U.S.C. § 1408(a) to transfer the Traynor-Lufkin case to the United States District Court for the Eastern District of Pennsylvania. In seeking the transfer, Justice argued that there were already two consolidated actions pending in the Eastern District of Pennsylvania and that a forum in Ohio is not appropriate because no Ohio consumers are involved in the case. The Eastern District of Pennsylvania was advised that the Traynor-Lufkin case was related to Rougvie, and the case was reassigned on May 27, 2015.

Consolidation of Traynor-Lufkin and Rougvie case

On June 18, 2015, the United States District Court for the Eastern District of Pennsylvania consolidated the Cowhey case and the Mehigan case (collectively referred to as Rougvie) and the Traynor-Lufkin matters. The Scheduling and Settlement Conference Orders issued in the Rougvie matter are applicable to all parties in the Traynor-Lufkin and Rougvie cases, including the Company and all of the named plaintiffs in the consolidated actions.

Metoyer v. Tween Brands, Inc.

On May 29, 2015, Theresa Metoyer, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the Central Division of California, Eastern Division, on behalf of herself and all other similarly situated consumers who made purchases from Justice stores located in California during the four years preceding the filing of the lawsuit. The allegations in the Metoyer case are substantially the same as those in the other Justice pricing lawsuits described above. The relief sought by plaintiff is substantially the same as that sought in the other lawsuits.

On June 17, 2015, after consulting with opposing counsel, an Ex Parte Motion for an Extension of Time to Answer the was requested. The Court did not rule on the Motion, and Tween Brands, Inc. filed an Answer on June 18, 2015. The Court issued an Order setting a scheduling conference for August 24, 2015. On August 21, 2015, the Court issued an Order canceling the August 24 conference, directing the parties to file a joint status report, and indicating that the Court would consider resetting a status conference after review of the joint status report. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

Gallagher v. Tween Brands, Inc.

On June 4, 2015, Robert Gallagher, a consumer, filed a lawsuit against Tween Brands, Inc. in the United States District Court for the Eastern District of Missouri, Eastern Division. This lawsuit includes both national and Missouri purported class actions. The plaintiff seeks monetary damages and reasonable costs and attorneys' fees.

On June 25, 2015, the Court granted the parties’ Consent Motion for Extension of Defendant’s Time to Respond to the Complaint until after the Judicial Panel on Multidistrict Litigation (“JPML”) issues a ruling on the Motion to Transfer. The JPML issued its ruling denying the Motion to Transfer on August 7, 2015. On August 27, 2015, the Company filed its answer to the case. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

Kallay v. Tween Brands, Inc.

On June 5, 2015, Andrea Kallay, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the Southern District of Ohio, Eastern Division. This lawsuit includes both national and Wisconsin class actions. The plaintiff seeks monetary damages and reasonable costs and attorneys' fees.

On June 29, 2015, the Court granted the parties’ Consent Motion for Extension of Defendant’s Time to Respond to the Complaint until after the JPML issues a ruling on the Motion to Transfer. Following the JPML’s order denying the Motion to Transfer, the Company filed an Answer to the Complaint on August 28, 2015. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

Joiner v. Tween Brands, Inc.

On June 1, 2015, Rebecca Joiner, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the District of Maryland. This lawsuit includes putative national and Maryland classes. The plaintiff seeks monetary damages and reasonable costs and attorney’s fees. The parties have stipulated to an extension of the time to respond to the Complaint until after the JPML issues a ruling on the Motion to Transfer. Following the JPML’s order denying the Motion to Transfer, the Company filed an Answer to the Complaint on August 28, 2015. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

Loor v. Tween Brands, Inc.

On June 11, 2015, Yanetsy Loor, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the Middle District of Florida. This lawsuit includes putative national and Florida classes. The plaintiff seeks monetary damages and reasonable costs and attorney’s fees. The Company filed its Answer on August 21, 2015. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

Legendre v. Tween Brands, Inc.

On June 17, 2015, David Legendre, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the District of New Jersey. This lawsuit includes both national and New Jersey class actions. The plaintiff seeks monetary damages and reasonable costs and attorney’s fees. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

In re Tween Brands, Inc., Marketing & Sales Practices Litigation. MDL No. 2646

On June 1, 2015, Andrea Kallay, the plaintiff in Kallay v. Tween Brands, Inc., filed a Motion to Transfer to the United State District Court for the Southern District of Ohio and for creation of a Multidistrict Litigation (MDL) proceeding styled In re: Tween Brands, Inc., Marketing and Sales Practices Litigation, MDL 2646. Responses to the Motion to Transfer were submitted on June 23, 2015. The majority of plaintiffs in the above listed cases filed response motions in support of transfer and consolidation to the Southern District of Ohio. The Rougvie plaintiffs filed a response motion opposing transfer to the Southern District of Ohio and arguing for transfer to the Eastern District of Pennsylvania. Justice filed a Response in Opposition, supporting transfer and consolidation but arguing that the proper venue for the MDL is the Eastern District of Pennsylvania. The JPML held a hearing on July 30, 2015 on the Motion to Transfer and subsequently denied the Motion to Transfer in an Order issued on August 7, 2015.

Settlement Agreed to at July 2, 2015 Mediation

In July 2015, an agreement in principle was reached with the plaintiffs in the Rougvie case to settle the lawsuit on a class basis for approximately $50 million, including payments to members of the class, payment of legal fees and expenses of settlement administration. The Company believes that such amount reflects a liability that is both probable and reasonably estimable, thus a reserve for approximately $50 million was established in the fourth quarter of Fiscal 2015. This settlement agreement is subject to the negotiation of a definitive class action settlement agreement, notice to the class and opportunity for class members to object or exclude themselves from the settlement, approval by the United States District Court for the Eastern District of Pennsylvania after consideration of any objections, and potential appeal to the United States Court of Appeals for the Third Circuit. Once there is a final non-appealable approval of the settlement, it will resolve all of the outstanding Justice class actions.  If the Plaintiffs in the other Justice cases do not agree to dismissal, the Company will move to dismiss those cases in light of the binding release of all class members affected by the settlement.  There is some possibility that individual class members could exclude themselves from the settlement, but they would then only be able to pursue individual claims rather than class claims.  If the six plaintiffs who have brought the other actions excluded themselves from the settlement, the Company believes that the liability associated with any of their individual cases would not be material. If the matters described herein do not occur and the pricing lawsuits are not settled on a class basis for approximately $50 million in accordance with the agreement in principle, the ultimate resolution of these matters may or may not result in an additional material loss which cannot be reasonably estimated at this time.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The common stock of Ascena Retail Group, Inc. is quoted on the NASDAQ Global Select Market under the ticker symbol “ASNA.”

The table below sets forth the high and low prices as reported on the NASDAQ Global Select Market for the last eight fiscal quarters.

	Fiscal 2015		Fiscal 2014
Fiscal	High	Low	High	Low
First Quarter	$17.54	$11.85	$20.94	$16.15
Second Quarter	$13.51	$10.52	$23.14	$19.43
Third Quarter	$15.36	$11.52	$19.99	$16.37
Fourth Quarter	$17.41	$12.56	$18.25	$15.94

Number of Holders of Record

As of September 11, 2015, we had approximately 6,712 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. However, payment of dividends is within the discretion and are payable when declared by our Board of Directors. Payments of dividends are limited by our borrowing arrangements as described in Note 11 and Note 19 to the accompanying consolidated financial statements.

Performance Graph

The following graph illustrates, for the period from August 1, 2010 through July 25, 2015, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index and (3) the S&P Specialty Apparel Retailers Index.

The comparisons in this table are required by the rules of the SEC and, therefore, are not intended to forecast, or be indicative of, possible future performance of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference herein.

Issuer Purchases of Equity Securities (a)

The following table provides information about the Company’s repurchases of common stock during the quarter ended July 25, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Month # 1 (April 26, 2015 – May 23, 2015)	—	$—	—	$90 million
Month # 2 (May 24, 2015 – June 27, 2015)	—	$—	—	$90 million
Month # 3 (June 28, 2015 – July 25, 2015)	—	$—	—	$90 million

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2015 (“Fiscal 2015 10-K”). We utilize a 52-53 week fiscal year that ends on the last Saturday in July. As such, fiscal year 2015 ended on July 25, 2015 and reflected a 52-week period (“Fiscal 2015”); fiscal year 2014 ended on July 26, 2014 and reflected a 52-week period (“Fiscal 2014”); and fiscal year 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”). All references to “Fiscal 2016” refer to our 53-week period that will end on July 30, 2016.

INTRODUCTION

MD&A is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our operational results, financial condition, liquidity and changes in financial condition. MD&A is organized as follows:

•
Overview. This section includes recent developments, our objectives and risks, and a summary of our financial performance for Fiscal 2015. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our operational results and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our operational results for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

•
Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2015, Fiscal 2014 and Fiscal 2013, as well as a discussion of our financial condition and liquidity as of July 25, 2015. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our revolving credit agreement, (ii) a summary of our outstanding debt and commitments as of July 25, 2015, (iii) debt incurred subsequent to July 25, 2015 in connection with the ANN Acquisition and (iv) a summary of our contractual and other obligations as of July 25, 2015.

•
Market risk management. This section discusses how we manage our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions as of July 25, 2015.

•
Critical accounting policies. This section discusses accounting policies considered to be important to our operational results and financial condition, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our accompanying consolidated financial statements.

•
Recently issued accounting pronouncements. This section discusses the potential impact to our reported operational results and financial condition of accounting standards that have been recently issued.

OVERVIEW

Recent Developments

On August 21, 2015, the Company acquired ANN, INC. ("ANN"), a leading national specialty retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor, LOFT and Lou & Grey brands, for an aggregate purchase price of approximately $2.1 billion (the "ANN Acquisition"). The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of Company common stock valued at approximately $345 million, based on the ascena stock price on the date of acquisition. ANN's business includes ecommerce operations and approximately 1,000 stores throughout the U.S., Canada and Puerto Rico. The cash portion of the purchase price was funded with new borrowings under a $1.8 billion seven-year, variable-rate term loan (the "Term Loan").
In connection with the ANN Acquisition, the Company and certain of its domestic subsidiaries amended its existing revolving credit agreement (the “Revolving Credit Agreement”) to increase the facility from $500 million, with an optional increase of up to $100 million, to $600 million, with an optional increase of up to $200 million ("the "Amended Revolving Credit Agreement"). The amendment also extends the maturity date of the borrowing arrangement from June 2018 to August 2020.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Since the ANN Acquisition occurred subsequent to Fiscal 2015, the discussion herein is before consideration of any impact related to ANN's operations or its integration unless specifically stated otherwise. For more information on the ANN Acquisition, see Note 19 to the accompanying consolidated financial statements.

Objectives

Our core strengths include a portfolio of value-oriented, lifestyle brands serving the female customer at various levels of maturity and sizes. This portfolio of brands is well-complemented by a strong and experienced management team and a disciplined investment philosophy. Despite the various risks associated with the current global economic environment as further discussed below, we believe our core strengths will allow us to continue to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

Over the past few years, we have identified a number of ongoing key initiatives aimed at positioning the Company for enhanced growth and value creation by increasing our profitability through combined comparable sales growth, gross margin rate improvement, and expense rate leverage resulting from synergies achieved through integration of newly acquired businesses. We remain committed to our long-term growth initiatives and ongoing expense management discipline. While dilutive to our earnings in the short-term, we continue to expect that the investments we have completed will create long-term shareholder value.

These investments include, but are not limited to, the following:

Distribution and Fulfillment
During Fiscal 2015, we completed the centralization of our brick-and-mortar distribution center in Etna, Ohio and our ecommerce fulfillment center in Greencastle, Indiana. All of our brands' distribution and fulfillment now operate out of these two facilities, which has resulted in a reduction in our per unit processing cost.

Sourcing
We have internal sourcing operations for all of our brands under Ascena Global Sourcing ("AGS"). During 2015, we continued our investment in personnel at AGS, and within the merchandising and design function at our brands. Our internal sourcing penetration varies among our brands, and increasing this penetration represents an opportunity to gain more control over style choices, customization and fit consistency while reducing product cost.

Non-Merchandise Procurement
During Fiscal 2015, we continued to leverage our volume of non-merchandise related goods and services purchases to negotiate favorable pricing. As a result, we are consolidating suppliers across multiple areas, including information technology support contracts, facilities, marketing arrangements, and general services and suppliers. We believe that this initiative will reduce our costs for these services in future periods.

Transportation
During Fiscal 2015, we continued to realize savings associated with our shipping contracts, which were re-negotiated during Fiscal 2014. These savings were enabled as a result of the full centralization of our brands' distribution and fulfillment activity.

Omni-channel Expansion
The Company believes our ecommerce operations are interdependent with our brick-and-mortar operations. Our capital investments are in support of enabling a seamless customer experience across channels.

With regards to our brick-and-mortar operations, during Fiscal 2015 our store count remained flat as the net openings at maurices and dressbarn were offset by net closings at Justice, Lane Bryant and Catherines.

With regards to our ecommerce operations, we have experienced significant growth over the past few years across all of our brands. During Fiscal 2015, total ecommerce revenues amounted to approximately $519 million, which represented an increase of approximately 15% over Fiscal 2014. As a result of growth and the migration of our customers who shop this channel, we continue to invest in our ecommerce platform to enhance our omni-channel capabilities including in-store ordering systems, customer-facing brand site re-platform, and distributed order management.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Shared-services and Technological Integration
Over the past few years we have undertaken a number of initiatives aimed at reducing our cost structure and increasing our operational efficiencies. In addition to the initiatives discussed above, we have (i) centralized our information technology operations, (ii) centralized our payroll processing operations, (iii) integrated our brands’ technology platforms, and (iv) consolidated certain of our financial systems and processes. While we expect to incur additional and duplicative costs until certain functions are fully included in our shared services centers, we believe these efforts will lead to streamlined corporate overhead, operational efficiencies and increased cost savings in future periods.

Seasonality of Business

Our individual brands are typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods.  In particular, sales at Justice tend to be significantly higher during the fall season, which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season. Our Lane Bryant, dressbarn, and Catherines brands tend to experience higher sales during the spring season, which include the Easter and Mother's Day holidays. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Summary of Financial Performance

General Economic Conditions

Our performance is subject to macroeconomic conditions and their impact on levels and patterns of consumer spending. Some of the factors that could negatively impact discretionary consumer spending include general economic conditions, high unemployment, lower wage levels, reductions in net worth, higher energy and other prices, increasing interest rates, and low consumer confidence. These factors above could have a negative effect on our operations, which in turn could have a material effect on our business, operational results, financial condition, and cash flows.

Certain indicators in the U.S economy have showed signs of recovery during 2015 with a decrease in unemployment rates, lower oil prices and continued low interest rates. However, expectations of the future state of the U.S. economy remain uncertain. While certain consumer spending sectors have shown signs of improvement such as the demand for durable goods and automobiles, others such as discretionary spending on non-durables remained inconsistent and challenging during Fiscal 2015. Overall, consumer traffic was weak and inconsistent which has caused other retailers to increase competition through aggressive promotional prices. The effect of this has impacted our brands to varying degrees. Our brands will continue to monitor the respective spending patterns of their consumers and adjust their operating strategies as necessary to maximize operating performance.

Operating Results

Our Fiscal 2015 operating performance was negatively impacted by (i) goodwill and other intangible asset impairment charges recorded at Lane Bryant, (ii) a decrease in revenues and profitability at our Justice brand, (iii) establishment of a legal reserve of approximately $50 million in connection with the Justice pricing lawsuits (iv) inconsistent and challenging consumer spending patterns, (v) a decline in customer traffic and lower gross margins at certain of our brands, and (vi) labor unrest at the West Coast ports which substantially returned to normal during the second half of Fiscal 2015.

In order to mitigate the negative impacts on our operating performance, where possible we adjusted brand operating strategies, continued to decrease the targeted inventory levels, refined the inventory assortment, launched successful targeted-marketing campaigns, continued to source more product internally and continued to focus on operational efficiencies.

Operating highlights for Fiscal 2015 are as follows:

•	Net sales and gross margin rate for Fiscal 2015 were essentially flat;

•	Combined comparable sales decreased 1%, with store comparable sales down 3% and ecommerce sales up 15%;

•	$306.4 million of impairment losses related to goodwill and a trade name at Lane Bryant were recognized in Fiscal 2015;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•	Establishment of a legal reserve of approximately $50 million in connection with the Justice pricing lawsuits;

•	Operating loss of $234.9 million, compared to operating income of $210.8 million for Fiscal 2014; and

•	Net loss per diluted share of $1.46, compared to net income per diluted share of $0.81 for Fiscal 2014.

Liquidity highlights are as follows:

•
We were in a net cash and investments position (total cash and cash equivalents, plus short-term investments, less total debt) of $138.0 million as of the end of Fiscal 2015, compared to $15.3 million as of the end of Fiscal 2014;

•	Cash from operations was $431.3 million for Fiscal 2015, compared to $374.7 million for Fiscal 2014;

•	We used $312.5 million for capital expenditures for Fiscal 2015, compared to $477.5 million for Fiscal 2014; and

•	Net repayments under our credit agreement totaled $56.0 million for Fiscal 2015, compared to net borrowings of $36.4 million for Fiscal 2014.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operating results for the three fiscal years presented herein has been affected by certain items, including:

•	Impairment of goodwill and trade name related to Lane Bryant in Fiscal 2015 and impairment of a trade name at maurices in Fiscal 2014;

•
Certain acquisition and integration expenses related to the integration of Lane Bryant and Catherines as well as certain transaction costs incurred in Fiscal 2015 related to the August 2015 acquisition of ANN;

•	Establishment of a legal reserve in connection with the Justice pricing lawsuits; and

•
Accelerated depreciation of fixed assets related to our integration initiatives and the closure of Brothers, a separate brand operating within our Justice segment which represented less than 1% of total ascena revenue for all periods presented.

A summary of the effect of certain of these items on pretax income for each applicable fiscal year presented is noted below (references to "Notes" are to the notes to the accompanying consolidated financial statements):

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
	(millions)
Impairment of Lane Bryant's goodwill and intangible assets (see Note 8)	$(306.4)	$—	$—
Impairment of maurices' intangible assets (see Note 8)	—	(13.0)	—
Justice Pricing Lawsuits (see Note 14)	(50.8)	—	—
Acquisition and integration expenses	(31.7)	(34.0)	(34.6)
Accelerated depreciation associated with the Company’s supply chain and technological integration efforts and the closure of Brothers (see Note 7)	(6.5)	(8.6)	(14.2)
Certain costs related to the closure of Brothers	(1.9)	—	—
Non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value of Lane Bryant and Catherines	—	—	(19.9)
Loss on extinguishment of debt (see Note 11)	—	—	(9.3)
Total	$(397.3)	$(55.6)	$(78.0)

The preceding discussion highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should individually consider the types of events and transactions that have affected operating trends.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Information Regarding Non-GAAP Financial Measure - Adjusted EBITDA

We present the financial performance measure of earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA") to exclude non-operating related items such as (i) non-cash impairments of goodwill and intangible assets at Lane Bryant as they do not affect the our liquidity, (ii) acquisition and integration expenses, (iii) extinguishment of debt, (iv) certain costs such as the establishment of a legal reserve in connection with the Justice pricing lawsuits and costs related to the closure of Brothers, and (v) other income and expenses classified outside of operating income. These items are discussed more fully above in Transactions Affecting Comparability of Results of Operations and Financial Condition.

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

•	it enhances investors' ability to analyze trends in our business and underlying cash flow capability; and

•	it is a significant performance measure in our annual incentive compensation programs.

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

The following table reconciles Adjusted EBITDA to net income as reflected in our Consolidated Statements of Operations prepared in accordance with GAAP:

	Fiscal Year Ended
	July 25, 2015	July 26, 2014	July 27, 2013	July 28, 2012	July 30, 2011
	(millions)
Adjusted EBITDA	$374.1	$438.4	$495.8	$438.9	$391.9
Impairment of Lane Bryant's goodwill and intangible assets	(306.4)	—	—	—	—
Acquisition and integration expenses	(31.7)	(34.0)	(34.6)	(25.4)	(12.3)
Justice Pricing Lawsuits	(50.8)	—	—	—	—
Certain costs related to the closure of Brothers	(1.9)	—	—	—	—
Non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value	—	—	(19.9)	(13.5)	—
Depreciation and amortization expense	(218.2)	(193.6)	(176.0)	(107.4)	(89.8)
Operating (loss) income	(234.9)	210.8	265.3	292.6	289.8

Interest expense	(6.0)	(6.5)	(13.8)	(4.3)	(2.5)
Interest income and other income (expense), net	0.3	(0.8)	0.4	4.7	1.1
Acquisition-related transaction costs	—	—	—	(14.0)	—
Loss on extinguishment of debt	—	—	(9.3)	—	(4.0)
(Loss) income from continuing operations before provision for income taxes	(240.6)	203.5	242.6	279.0	284.4
Benefit (provision) for income taxes from continuing operations	3.8	(65.3)	(87.4)	(107.2)	(113.9)
(Loss) income from continuing operations	(236.8)	138.2	155.2	171.8	170.5
Loss from discontinued operations, net of taxes	—	(4.8)	(3.9)	(9.6)	—
Net (loss) income	$(236.8)	$133.4	$151.3	$162.2	$170.5

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Fiscal 2015 Compared to Fiscal 2014

The following table summarizes our operational results and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	$ Change	% Change
	(millions, except per share data)
Net sales	$4,802.9	$4,790.6	$12.3	0.3%

Cost of goods sold	(2,133.7)	(2,130.6)	(3.1)	0.1%
Cost of goods sold as % of net sales	44.4%	44.5%
Gross margin	2,669.2	2,660.0	9.2	0.3%
Gross margin as % of net sales	55.6%	55.5%
Other operating expenses:
Buying, distribution and occupancy expenses	(856.9)	(832.3)	(24.6)	3.0%
Buying, distribution and occupancy expenses as % of net sales	17.8%	17.4%
Selling, general and administrative expenses	(1,490.9)	(1,376.3)	(114.6)	8.3%
SG&A expenses as % of net sales	31.0%	28.7%
Acquisition and integration expenses	(31.7)	(34.0)	2.3	(6.8)%
Impairment of goodwill	(261.7)	—	(261.7)	NM
Impairment of intangible assets	(44.7)	(13.0)	(31.7)	243.8%
Depreciation and amortization expense	(218.2)	(193.6)	(24.6)	12.7%
Total other operating expenses	(2,904.1)	(2,449.2)	(454.9)	18.6%
Operating (loss) income	(234.9)	210.8	(445.7)	(211.4)%
Operating (loss) income as % of net sales	(4.9)%	4.4%
Interest expense	(6.0)	(6.5)	0.5	(7.7)%
Interest income and other income (expense), net	0.3	(0.8)	1.1	(137.5)%
(Loss) income from continuing operations before provision for income taxes	(240.6)	203.5	(444.1)	(218.2)%
Benefit (provision) for income taxes from continuing operations	3.8	(65.3)	69.1	(105.8)%
Effective tax rate (a)	1.6%	32.1%
(Loss) income from continuing operations	(236.8)	138.2	(375.0)	(271.3)%
Loss from discontinued operations, net of taxes (b)	—	(4.8)	4.8	(100.0)%
Net (loss) income	$(236.8)	$133.4	$(370.2)	(277.5)%

Net (loss) income per common share - basic:
Continuing operations	$(1.46)	$0.86	$(2.32)	(269.8)%
Discontinued operations	—	(0.03)	0.03	(100.0)%
Total net (loss) income per basic common share	$(1.46)	$0.83	$(2.29)	(275.9)%

Net (loss) income per common share - diluted:
Continuing operations	$(1.46)	$0.84	$(2.30)	(273.8)%
Discontinued operations	—	(0.03)	0.03	(100.0)%
Total net (loss) income per diluted common share	$(1.46)	$0.81	$(2.27)	(280.2)%
_________

(a) Effective tax rate is calculated by dividing the (benefit) provision for income taxes by the (loss) income from continuing operations before the (benefit) provision for income taxes.
(b) Loss from discontinued operations is presented net of a $3.3 million income tax benefit for the year ended July 26, 2014.
(NM) Not Meaningful.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $12.3 million, or 0.3%, to $4.803 billion in Fiscal 2015 from $4.791 billion in Fiscal 2014. On a consolidated basis, for Fiscal 2015 compared to Fiscal 2014, store comparable sales decreased by $114.4 million, or 3%, to $3.806 billion from $3.921 billion; ecommerce sales increased by $68.5 million, or 15%, to $518.7 million from $450.2 million; non-comparable sales increased by $61.5 million, or 23%, to $327.9 million from $266.4 million; and wholesale, licensing and other revenues decreased by $3.3 million, or 2%, to $150.0 million from $153.3 million.

Net sales and comparable store sales data for our five business segments is presented below.

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	$ Change	% Change
	(millions)
Net sales:
Justice	$1,276.8	$1,384.3	$(107.5)	(7.8)%
Lane Bryant	1,095.9	1,080.0	15.9	1.5%
maurices	1,060.6	971.4	89.2	9.2%
dressbarn	1,023.6	1,022.5	1.1	0.1%
Catherines	346.0	332.4	13.6	4.1%
Total net sales	$4,802.9	$4,790.6	$12.3	0.3%

Store comparable sales (a)				(3)%
Ecommerce sales				15%
Combined comparable sales (b)				(1)%
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

Justice net sales performance primarily reflects:

•	a decrease of $118.1 million, or 10%, in combined comparable sales during Fiscal 2015 mainly as a result of decreased store performance which was negatively impacted by reduced promotional activity;

•	a $16.7 million increase in non-comparable stores sales, as the positive effect of 30 new store openings was offset in part by 49 store closings in Fiscal 2015; and

•	a $6.1 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales performance primarily reflects:

•	an increase of $19.7 million, or 2%, in combined comparable sales during Fiscal 2015;

•	a $2.7 million decrease in non-comparable stores sales, as the positive effects of 35 new store openings was more than offset by 41 store closings during Fiscal 2015; and

•	a $1.1 million decrease in other revenues.

maurices net sales performance primarily reflects:

•	an increase of $49.5 million, or 5%, in combined comparable sales during Fiscal 2015;

•	a $40.4 million increase in non-comparable stores sales, primarily driven by an increase related to 29 net new store openings in Fiscal 2015; and

•	a $0.7 million decrease in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn net sales performance primarily reflects:

•	a decrease of $12.8 million, or 1%, in combined comparable sales during Fiscal 2015;

•	an $11.3 million increase in non-comparable stores sales, as the positive effect of 34 new store openings was offset in part by 30 store closings in Fiscal 2015; and

•	a $2.6 million increase in other revenues.

Catherines net sales performance primarily reflects:

•	an increase of $15.8 million, or 5%, in combined comparable sales during Fiscal 2015;

•	a $4.2 million decrease in non-comparable stores sales, primarily driven by a decrease related to 9 store closings in Fiscal 2015; and

•	a $2.0 million increase in other revenues.

Gross Margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, was essentially flat, as higher margin rates at Lane Bryant, maurices and Catherines were offset by a lower margin rate at Justice.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from year to year.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses increased by $24.6 million, or 3.0%, to $856.9 million in Fiscal 2015 from $832.3 million in Fiscal 2014. BD&O expenses as a percentage of net sales increased by 40 basis points to 17.8% in Fiscal 2015 from 17.4% in Fiscal 2014. The increase in BD&O expenses, both in dollars and as a percentage of net sales, was primarily due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014, higher store-occupancy costs, and higher fulfillment expense supporting the double-digit increase in ecommerce sales volume. Store occupancy costs were higher due to new store growth at maurices during the past twelve months, lease renewals, property taxes and other store-related costs. These increases in BD&O expenses were offset in part by synergy savings related to the supply chain integration at Etna, Ohio and Greencastle, Indiana.

Selling, General and Administrative (“SG&A”) Expenses consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under BD&O expenses. SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, insurance costs, legal costs, and costs related to other administrative services.

SG&A expenses increased by $114.6 million, or 8.3%, to $1.491 billion in Fiscal 2015 from $1.376 billion in Fiscal 2014. SG&A expenses as a percentage of net sales increased by 230 basis points to 31.0% in Fiscal 2015 from 28.7% in Fiscal 2014 as the dollar increases described below had a deleveraging effect when combined with the essentially flat sales. The increase in SG&A expenses was partly due to the establishment of a legal reserve of approximately $50 million in connection with the Justice pricing lawsuits. The remainder of the increase in SG&A expenses in terms of dollars was primarily due to (i) increases in store-related payroll costs and other store expenses resulting from the new store growth, (ii) higher marketing costs related to discrete marketing campaigns, (iii) higher administrative payroll costs, (iv) higher store asset impairment charges resulting from the lower-than-expected operating performance of certain retail locations, primarily at Justice and (v) higher expenses related to the Company's information technology initiatives, including ongoing support for our new merchandising system, point of sale system and ecommerce platform.

Impairment of Goodwill represents the impairment loss recognized during Fiscal 2015 to write down the carrying value of Lane Bryant's goodwill to its implied fair value.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Impairment of Intangible Assets represents the impairment loss recognized to write down the carrying value of the Lane Bryant trade name to its implied fair value during Fiscal 2015 and the impairment loss recognized to write off the entire carrying value of maurices' Studio Y trade name during Fiscal 2014.

Depreciation and Amortization Expense increased by $24.6 million, or 12.7%, to $218.2 million in Fiscal 2015 from $193.6 million in Fiscal 2014. The increase was due to (i) new store openings during the last twelve months, (ii) our expanded distribution and fulfillment centers in Ohio and Indiana being placed into service in the third quarter of Fiscal 2014, (iii) the relocation of our corporate offices to Mahwah, New Jersey in the third quarter of Fiscal 2014 and (iv) accelerated depreciation of $5.9 million for store assets related to the closure of Brothers, which was completed by the end of Fiscal 2015.

Operating (Loss) Income. Operating profit decreased by $445.7 million, to an operating loss of $234.9 million in Fiscal 2015 from operating income of $210.8 million in Fiscal 2014, primarily due to the $306.4 million of impairment losses recognized during Fiscal 2015 to write down the carrying values of Lane Bryant's goodwill and trade name to their respective fair values, the establishment of a legal reserve of approximately $50 million in connection with the Justice pricing lawsuits and a decrease in revenues and profitability at our Justice brand. These results are discussed in more detail on a brand-by-brand basis below.

Operating results for our five business segments is presented below.

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	$ Change	% Change
	(millions)
Operating (loss) income :
Justice	$(62.8)	$99.3	$(162.1)	(163.2)%
Lane Bryant	(308.0)	(4.3)	(303.7)	7,062.8%
maurices	125.9	86.0	39.9	46.4%
dressbarn	10.7	39.4	(28.7)	(72.8)%
Catherines	31.0	24.4	6.6	27.0%
Unallocated acquisition and integration expenses	(31.7)	(34.0)	2.3	(6.8)%
Total operating (loss) income	$(234.9)	$210.8	$(445.7)	(211.4)%

Justice operating results decreased by $162.1 million as a result of a decrease in sales, a 280 basis point decline in gross margin rate and increases in BD&O, SG&A and depreciation expenses. The decrease in gross margin rate was mainly attributable to aggressive promotional activity resulting from the negative sales trend experienced during Fiscal 2015. BD&O expenses increased largely as a result of higher store occupancy costs and higher fulfillment expense related to the ecommerce sales growth. The increase in SG&A expenses was primarily attributable to the establishment of a legal reserve of approximately $50 million in connection with the Justice pricing lawsuits (see Note 14 to the accompanying consolidated financial statements) and higher store asset impairment charges resulting from the lower-than-expected operating performance of certain retail locations, offset in part by a decrease in administrative-payroll costs related to incentive compensation. Depreciation expense increased primarily as a result of higher allocated depreciation of Company-owned facilities placed into service during the third quarter of Fiscal 2014 and accelerated depreciation of $5.9 million during the second half of Fiscal 2015 related to the closure of Brothers. In the latter part of Fiscal 2015, Justice began execution of a plan to stabilize and turnaround its business.  The plan focuses on (i) improving inventory management, (ii) shifting its marketing strategy with the aim to reduce the number of promotional offers and (iii) refining its inventory assortment.  We expect the new strategy will negatively effect net sales in Fiscal 2016; however, we also expect it will result in improved gross margin rates in Fiscal 2016 and a return to historical profitability levels over the next few years.

Lane Bryant operating loss increased by $303.7 million primarily as a result of the $306.4 million of impairment losses recognized during Fiscal 2015 to write down the carrying values of the brand's goodwill and trade name to their fair values, as more fully described in Note 8 to the accompanying consolidated financial statements. Before the impact of the impairment charges, the operating loss decreased by $2.7 million as increases in sales and gross margin rate and a decrease in BD&O expenses were offset in part by increases in SG&A and depreciation expenses.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

maurices operating income increased by $39.9 million as an increase in sales and gross margin rate were offset in part by increases in BD&O, SG&A and depreciation expenses. The gross margin rate benefited from lower product costs achieved through sourcing more product internally and a decrease in promotional activity resulting from the strong positive sales trend. The increase in BD&O expenses was mainly due to increases in buying-related costs resulting from the expansion of the merchandising and design functions throughout Fiscal 2014, increases in store occupancy expenses, which resulted largely from new store growth, and higher fulfillment expense supporting the increase in ecommerce sales growth. The increase in SG&A expenses was primarily due to an increase in store-related payroll and other costs resulting from the new store growth, as well as higher marketing costs related to increased digital marketing efforts to support the ecommerce growth. These factors were offset in part by synergy savings resulting from the integration of its ecommerce operations into the Company's distribution center in Greencastle, Indiana during the second half of Fiscal 2015. The increase in depreciation expense resulted mainly from new store growth and higher allocated depreciation of Company-owned facilities, which were placed into service during Fiscal 2014.

dressbarn operating income decreased by $28.7 million primarily as a result of increases in BD&O, SG&A and depreciation expenses. BD&O expenses increased due to the expansion of the merchandising and design functions and an increase in store occupancy costs which resulted from higher rent associated with lease renewals, new stores and higher property taxes. The increase in SG&A expenses was primarily due to higher marketing costs associated with its DRESSBAR marketing campaign during the second half of Fiscal 2015. The increase in depreciation expense resulted from higher allocated depreciation of Company-owned facilities, which were placed into service during Fiscal 2014.

Catherines operating income increased by $6.6 million as an increase in sales and gross margin rate and a decrease in BD&O expenses were offset in part by an increase in SG&A expenses. The gross margin rate increased as a result of sourcing more product internally. The decrease in BD&O expenses, both in dollars and as a percentage of net sales, resulted mainly from synergy savings from the supply chain integration. The increase in SG&A expenses was primarily due to higher marketing costs and higher expenses related to the Company's information technology initiatives.

Unallocated Acquisition and Integration Expenses of $31.7 million in Fiscal 2015 and $34.0 million in Fiscal 2014 related mainly to the Company's supply chain and technological integration efforts. During Fiscal 2015 we (i) completed the centralization of all of the Company’s brick-and-mortar store distribution into one location in Etna, Ohio, (ii) completed the centralization of all of the Company's ecommerce fulfillment into one location in Greencastle, Indiana and (iii) principally completed the migration to our common information technology platforms. The expenses for Fiscal 2015 also included $7.0 million of transaction costs incurred prior to the closing of the ANN Acquisition and represented legal, consulting and investment banking-related costs that were direct, incremental costs of the acquisition. We expect to incur transaction costs of approximately $25 million which will be expensed as incurred during the first quarter of Fiscal 2016.

Interest Expense decreased by $0.5 million, or 7.7%, to $6.0 million for Fiscal 2015 from $6.5 million for Fiscal 2014, primarily as a result of lower average borrowings outstanding and a lower effective interest rate during Fiscal 2015. In connection with the acquisition of ANN on August 21, 2015, the company incurred new borrowings under the $1.8 billion seven-year, variable-rate Term Loan to pay the cash portion of the purchase price. As a result we expect interest expense to increase in Fiscal 2016.

(Benefit) Provision for Income Taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $69.1 million, or 105.8%, to a benefit of $3.8 million in Fiscal 2015 from a provision of $65.3 million in Fiscal 2014, primarily as a result of a pretax loss of $240.6 million for Fiscal 2015, compared to a pretax income of $203.5 million for Fiscal 2014. The 1.6% effective tax rate for Fiscal 2015 is lower than the Company's Federal statutory rate as a result of the goodwill impairment loss for Lane Bryant which was treated as a permanent non-deductible item, offset in part by an approximate $13 million tax benefit related to the retirement agreement for the former President and CEO of Justice whereby previously non-deductible permanent items for income tax purposes in previous fiscal years, became fully deductible in Fiscal 2015. The 32.1% effective tax rate for Fiscal 2014 is lower than the Company's Federal statutory rate as a result of the Company’s indefinitely reinvested foreign earnings related to our Canadian store expansion.

Net (Loss) Income decreased by $370.2 million, or 277.5%, to a net loss of $236.8 million in Fiscal 2015 from net income of $133.4 million in Fiscal 2014, primarily due to a lower level of operating results as previously discussed, offset in part by a decrease in the provision for income taxes for Fiscal 2015.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net (Loss) Income per Diluted Common Share decreased by $2.27, or 280.2%, to a net loss of $1.46 per share in Fiscal 2015 from net income of $0.81 per share in Fiscal 2014 primarily as a result of the decrease in net income, as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Fiscal 2014 Compared to Fiscal 2013

The following table summarizes our operational results and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	$ Change	% Change
	(millions, except per share data)
Net sales	$4,790.6	$4,714.9	$75.7	1.6%

Cost of goods sold	(2,130.6)	(2,137.7)	7.1	(0.3)%
Cost of goods sold as % of net sales	44.5%	45.3%
Gross margin	2,660.0	2,577.2	82.8	3.2%
Gross margin as % of net sales	55.5%	54.7%
Other operating expenses:
Buying, distribution and occupancy expenses	(832.3)	(770.5)	(61.8)	8.0%
Buying, distribution and occupancy expenses as % of net sales	17.4%	16.3%
Selling, general and administrative expenses	(1,376.3)	(1,330.8)	(45.5)	3.4%
SG&A expenses as % of net sales	28.7%	28.2%
Acquisition and integration expenses	(34.0)	(34.6)	0.6	(1.7)%
Impairment of intangible assets	(13.0)	—	(13.0)	NM
Depreciation and amortization expense	(193.6)	(176.0)	(17.6)	10.0%
Total other operating expenses	(2,449.2)	(2,311.9)	(137.3)	5.9%
Operating income	210.8	265.3	(54.5)	(20.5)%
Operating income as % of net sales	4.4%	5.6%
Interest expense	(6.5)	(13.8)	7.3	(52.9)%
Interest income and other (expense) income, net	(0.8)	0.4	(1.2)	(300.0)%
Loss on extinguishment of debt	—	(9.3)	9.3	(100.0)%
Income from continuing operations before provision for income taxes	203.5	242.6	(39.1)	(16.1)%
Provision for income taxes from continuing operations	(65.3)	(87.4)	22.1	(25.3)%
Effective tax rate (a)	32.1%	36.0%
Income from continuing operations	138.2	155.2	(17.0)	(11.0)%
Loss from discontinued operations, net of taxes (b)	(4.8)	(3.9)	(0.9)	23.1%
Net income	$133.4	$151.3	$(17.9)	(11.8)%

Net income per common share - basic:
Continuing operations	$0.86	$0.99	$(0.13)	(13.1)%
Discontinued operations	(0.03)	(0.03)	—	—%
Total net income per basic common share	$0.83	$0.96	$(0.13)	(13.5)%

Net income per common share - diluted:
Continuing operations	$0.84	$0.95	$(0.11)	(11.6)%
Discontinued operations	(0.03)	(0.02)	(0.01)	50.0%
Total net income per diluted common share	$0.81	$0.93	$(0.12)	(12.9)%
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
(NM) Not Meaningful

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Net sales increased by $75.7 million, or 1.6%, to $4.791 billion in Fiscal 2014 from $4.715 billion in Fiscal 2013. On a consolidated basis, for Fiscal 2014 compared to Fiscal 2013, store comparable sales decreased by $75.5 million, or 2%, to $3.807 billion from $3.882 billion; ecommerce sales increased by $82.1 million, or 22%, to $450.2 million from $368.1 million; non-comparable sales increased by $66.5 million, or 22%, to $380.3 million from $313.6 million; and wholesale, licensing and other revenues increased by $2.6 million, or 2%, to $153.3 million from $150.9 million.

Net sales and comparable store sales data for our five business segments is presented below.

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	$ Change	% Change
	(millions)
Net sales:
Justice	$1,384.3	$1,407.4	$(23.1)	(1.6)%
Lane Bryant	1,080.0	1,050.1	29.9	2.8%
maurices	971.4	917.6	53.8	5.9%
dressbarn	1,022.5	1,020.7	1.8	0.2%
Catherines	332.4	319.1	13.3	4.2%
Total net sales	$4,790.6	$4,714.9	$75.7	1.6%

Store comparable sales (a)				(2)%
Ecommerce sales				22%
Combined comparable sales (b)				Flat
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

(b)
The Company believes our ecommerce operations are interdependent with our brick-and-mortar store sales and, as such, we believe that reporting combined store and ecommerce sales on a brand-by-brand basis, as discussed below, is a more appropriate presentation.

Justice net sales performance primarily reflects:

•	a decrease of $48.2 million, or 4%, in combined comparable sales during Fiscal 2014;

•	a $29.9 million increase in non-comparable stores sales, primarily driven by an increase related to 26 net new store openings in Fiscal 2014; and

•	a $4.8 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales performance primarily reflects:

•	an increase of $30.2 million, or 3%, in combined comparable sales during Fiscal 2014;

•	a $5.8 million decrease in non-comparable stores sales, as the positive effects of 36 new store openings was more than offset by 53 store closings during Fiscal 2014; and

•	a $5.5 million increase in other revenues.

maurices net sales performance primarily reflects:

•	an increase of $9.6 million, or 1%, in combined comparable sales during Fiscal 2014;

•	a $44.3 million increase in non-comparable stores sales, primarily driven by an increase related to 45 net new store openings in Fiscal 2014; and

•	a $0.1 million decrease in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn net sales performance primarily reflects:

•	a decrease of $7.1 million, or 1%, in combined comparable sales during Fiscal 2014;

•	a $8.3 million increase in non-comparable stores sales, as the positive effect of 34 new store openings was only partially offset by 40 store closings in Fiscal 2014; and

•	a $0.6 million increase in other revenues.

Catherines net sales performance primarily reflects:

•	an increase of $22.1 million, or 8%, in combined comparable sales during Fiscal 2014;

•	a $10.2 million decrease in non-comparable stores sales, primarily driven by a decrease related to 11 store closings in Fiscal 2014; and

•	a $1.4 million increase in other revenues.

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

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses increased by $61.8 million, or 8.0%, to $832.3 million in Fiscal 2014 from $770.5 million in Fiscal 2013. BD&O expenses as a percentage of net sales increased by 110 basis points to 17.4% in Fiscal 2014 from 16.3% in Fiscal 2013. The increase in BD&O expenses, both in dollars and as a percentage of net sales, was primarily due to increases in buying-related costs due mainly to the expansion of the merchandising and design functions, higher store-occupancy costs related to the overall new store growth and higher fulfillment expense supporting the double-digit increase in ecommerce sales volume.

Selling, General and Administrative (“SG&A”) Expenses consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under BD&O expenses. SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, insurance costs, legal costs and costs related to other administrative services.

SG&A expenses increased by $45.5 million, or 3.4%, to $1.376 billion in Fiscal 2014 from $1.331 billion in Fiscal 2013. SG&A expenses as a percentage of net sales increased by 50 basis points to 28.7% in Fiscal 2014 from 28.2% in Fiscal 2013. SG&A expenses, expressed both in dollars and as a percentage of sales, increased largely due to new store growth, increased selling costs related to ecommerce growth, higher marketing costs and increased administrative expenses offset by cost-savings achieved from the ongoing reduction of the duplicative overhead structure acquired in the acquisition of Lane Bryant and Catherines.

Impairment of Intangible Assets. Impairment of intangible assets represents the entire write-off of the Studio Y trade name as more fully described in Note 8 to the accompanying consolidated financial statements.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating Income decreased by $54.5 million, or 20.5%, to $210.8 million in Fiscal 2014 from $265.3 million in Fiscal 2013. Operating income as a percentage of net sales decreased 120 basis points, to 4.4% in Fiscal 2014 from 5.6% in Fiscal 2013. Excluding the impact of the approximately $20 million of purchase accounting adjustments recorded in the first quarter of Fiscal 2013 as discussed above, operating income as a percentage of net sales decreased by 160 basis points. The decrease primarily reflected an overall increase in gross margin, as discussed on a brand-by-brand basis below, which was more than offset by increases in BD&O expenses, SG&A expenses, depreciation expense and an impairment of intangible assets.

Operating income data for our five business segments is presented below.

	Fiscal Years Ended
	July 26, 2014	July 27, 2013	$ Change	% Change
	(millions)
Operating income (loss):
Justice	$99.3	$182.3	$(83.0)	(45.5)%
Lane Bryant	(4.3)	(30.1)	25.8	(85.7)%
maurices	86.0	107.0	(21.0)	(19.6)%
dressbarn	39.4	30.3	9.1	30.0%
Catherines	24.4	10.4	14.0	134.6%
Unallocated acquisition and integration expenses	(34.0)	(34.6)	0.6	(1.7)%
Total operating income	$210.8	$265.3	$(54.5)	(20.5)%

Justice operating income decreased by $83.0 million primarily as a result of a decrease in gross margin rates and increases in BD&O expenses and depreciation expense. The lower gross margin rate was mainly attributable to higher promotional markdowns, which resulted from increased promotional activity required to sell through seasonal merchandise. BD&O expenses increased largely as a result of higher store occupancy costs primarily related to store growth and higher fulfillment expense supporting the increase in ecommerce sales volume. The increase in depreciation expense resulted from the new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

Lane Bryant operating loss decreased by $25.8 million partly due to the absence of approximately $15.3 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value recognized in the first quarter of Fiscal 2013. Excluding the impact of the purchase accounting adjustments, the operating results reflected the flow-through of margin on the higher sales volume and higher gross margin rate offset in part by increases in BD&O expenses. The higher gross margin rate benefited from lower product costs and lower markdowns which resulted from tighter inventory control. The higher BD&O expenses resulted primarily from increases in buying-related costs due mainly to the expansion of the merchandising and design functions, offset in part by lower store-occupancy costs which resulted from the net store closings during the last twelve months.

maurices operating income decreased by $21.0 million as an increase in sales and gross margin rates was more than offset by increases in BD&O expenses, SG&A expenses, depreciation expense and an impairment of intangible assets. The gross margin rate benefited from lower product costs and selected price increases. The increase in BD&O expenses was mainly a result of increases in buying-related costs due mainly to the expansion of the merchandising and design functions and increases in store occupancy and distribution expenses, which resulted largely from new store growth and the increased ecommerce sales volume. The increase in SG&A expenses was primarily due to store-related payroll costs and other store expenses resulting from the new store growth and increased selling costs related to ecommerce growth. The SG&A expense comparison was also impacted by a favorable product-related vendor settlement recorded during Fiscal 2013. The increase in depreciation expense resulted mainly from new store growth and accelerated depreciation as a result of the Company’s supply chain integration efforts.

dressbarn operating income increased by $9.1 million primarily as a result of an increase in gross margin rates, offset in part by increases in BD&O expenses, SG&A expenses and depreciation expense. The higher gross margin rate was mainly attributable to lower markdowns as tighter inventory control resulted in a better sell-through of merchandise. BD&O expenses increased due to the expansion of the design function, increases in store occupancy costs and distribution expenses. The increase in store occupancy costs resulted primarily from higher rent associated with new stores while distribution expenses increased due to the higher

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

ecommerce sales volume. The increase in SG&A expenses was primarily due to higher administrative payroll costs and increased administrative expenses related to ecommerce growth, offset in part by lower store-related payroll costs. The increase in depreciation expense is primarily due to accelerated depreciation as a result of the Company’s supply chain and technological integration efforts.

Catherines operating income increased by $14.0 million partly due to the absence of approximately $4.6 million of one-time, non-cash inventory expense associated with the purchase accounting write-up of inventory to fair market value recognized in Fiscal 2013. Excluding the impact of the purchase accounting adjustments, the operating results reflected the flow-through of margin on the higher sales volume and higher gross margin rate, offset in part by increases in BD&O expenses and SG&A expenses. The gross margin rate increased as a result of lower product costs and lower markdowns. The increase in BD&O expenses was a result of higher buying-related costs due to the expansion of the design function. The increase in SG&A expenses was due to higher marketing costs.

Unallocated Acquisition and Integration Expenses of $34.0 million in Fiscal 2014 and $34.6 million in Fiscal 2013 represent acquisition and integration expenses related mainly to its supply chain and technological integration efforts.

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

Provision for Income Taxes represents federal, foreign, state and local income taxes. The provision for income taxes from continuing operations decreased by $22.1 million, or 25.3%, to $65.3 million in Fiscal 2014 from $87.4 million in Fiscal 2013. The decrease in provision for income taxes was primarily a result of lower pretax income in Fiscal 2014 and a lower effective income tax rate. The effective tax rate decreased 390 basis points to 32.1% for Fiscal 2014 from 36.0% for Fiscal 2013. The decrease in the effective tax rate was primarily due to an increase in the benefit resulting from the Company's indefinitely reinvested foreign earnings related to our Canadian store expansion in Fiscal 2014 and lower non-tax deductible expenses, offset in part by higher tax benefits recorded in 2013 from the expiration of federal and certain state income tax statutes of limitations and the favorable resolution of tax settlements.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	July 25, 2015	July 26, 2014	$ Change
	(millions)
Cash and cash equivalents	$240.6	$156.9	$83.7
Short-term investments (a)	13.4	30.4	(17.0)
Total debt	(116.0)	(172.0)	56.0
Net cash and investments (b)	$138.0	$15.3	$122.7
Equity	$1,518.1	$1,737.7	$(219.6)
 ________

(a)
Short-term investments include restricted cash of $13.4 million as of July 25, 2015 and $3.6 million as of July 26, 2014 which are included within Prepaid expenses and other current assets in the accompanying consolidated financial statements.

(b)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term investments, less total debt.

The increase in our net cash and investments position as of July 25, 2015, as compared to July 26, 2014, was primarily due to our operating cash flows, offset in part by the use of cash to support our capital expenditures (as discussed below under "Capital Spending”) and to reduce borrowings outstanding under our revolving credit agreement (the "Revolving Credit Agreement"). The decrease in equity was primarily due to the Company’s net loss in Fiscal 2015.

Cash Flows

Fiscal 2015 Compared to Fiscal 2014

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014
	(millions)
Net cash provided by operating activities	$431.3	$374.7
Net cash used in investing activities	(298.1)	(462.7)
Net cash (used in) provided by financing activities	(49.5)	58.5
Net increase (decrease) in cash and cash equivalents	$83.7	$(29.5)

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $431.3 million for Fiscal 2015, compared with $374.7 million during Fiscal 2014. The increase was driven by lower inventory purchases in Fiscal 2015 resulting from lower planned inventory levels, lower cash payments for income taxes and cash outflows in Fiscal 2014 associated with the discontinued operations. These factors were offset in part by lower net income before non-cash expenses, such as depreciation and amortization expense, stock-based compensation expense and the goodwill and intangible asset impairment charges.

Net Cash Used in Investing Activities. Net cash used in investing activities for Fiscal 2015 was $298.1 million, compared with $462.7 million for Fiscal 2014. Net cash used in investing activities in Fiscal 2015 consisted primarily of cash used for capital expenditures of $312.5 million, offset in part by $8.9 million of proceeds from the sale of assets and net proceeds from the sale of investments of $5.5 million. Net cash used in investing activities in Fiscal 2014 was $462.7 million, consisting almost entirely of cash used for capital expenditures of $477.5 million, partially offset by proceeds from the sale of assets of $42.2 million.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $49.5 million during Fiscal 2015, consisting primarily of $56.0 million of repayments of debt (net of borrowings) and proceeds relating to our stock-based compensation plans. Net cash provided by financing activities for Fiscal 2014 was $58.5 million, consisting primarily of $36.4 million in net borrowings of debt (net of repayments) and proceeds relating to our stock-based compensation plans.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $374.7 million for Fiscal 2014, compared with $450.0 million during Fiscal 2013. The decrease was primarily driven by an increase in cash paid for income taxes and the payout of liabilities related to discontinued operations. Cash paid for income taxes increased in Fiscal 2014 as a result of higher required payments in Fiscal 2014 as compared to Fiscal 2013 due to over-payments from Fiscal 2012 being applied to Fiscal 2013, as well as the Company's higher utilization in Fiscal 2013 of net operating losses obtained in the 2012 acquisition of Charming Shoppes, Inc. Cash paid for liabilities related to discontinued operations represents the payment of transaction costs and the settlement of certain liabilities primarily related to the Figi's business which was sold during Fiscal 2014.

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

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $58.5 million during Fiscal 2014, consisting primarily of $36.4 million in net borrowings of debt (net of repayments) and proceeds relating to our stock-based compensation plans. Net cash used in financing activities for Fiscal 2013 was $155.7 million, consisting primarily of $194.7 million in net repayments of debt (net of borrowings), offset in part by proceeds relating to our stock-based compensation plans.

Capital Spending

In Fiscal 2015, we had $312.5 million in capital expenditures, which included both routine spending in connection with ongoing investments in our retail store network, construction and renovation of our existing portfolio of retail stores as well as spending for non-routine capital investments in our technological and supply chain infrastructure and investments in corporate office facilities to support our growing operations. The most significant non-routine initiatives are as described below.

During Fiscal 2015, the Company (i) fully integrated the Company's brick-and-mortar operations into the distribution center at Etna, Ohio, (ii) fully integrated the Company's ecommerce operations into the distribution center at Greencastle, Indiana, and (iii) principally completed its migration to common information technology platforms for its Company-wide point-of-sales systems, merchandise systems, warehouse management systems and financial systems.

The Company continued to invest in initiatives that will enhance our customer’s shopping experience across all of the Company's various shopping channels. These initiatives will allow the brands to (i) improve website and mobile functionality, (ii) improve product availability online, (iii) offer flexible customer loyalty programs and (iv) offer an enhanced customer service experience inside and outside our stores. The Company will begin utilizing this functionality in a phased transition which is expected to begin in the second half of Fiscal 2016. In addition, the Company continued construction of its new building located in Duluth, MN to house its maurices headquarters and certain shared services operations. The project is scheduled for completion in the spring of calendar 2016.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

The Company expects the remaining incremental capital requirements for the projects discussed above to be approximately $60 million, which will be principally incurred during Fiscal 2016. The Company expects that total capital spending for Fiscal 2016, including both routine spending and the projects discussed above, will be approximately $275 million. The aforementioned capital estimate excludes incremental spending which will be required to integrate ANN's operations. The Company is in the process of identifying and quantifying those strategic initiatives. Our routine and non-routine capital requirements, including those associated with integrating ANN's operations, are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

In connection with the various capital projects completed in the past two years, the Company was approved for various state and local tax incentives which are more fully described in Note 12 of the accompanying consolidated financial statements.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, remaining availability under our Amended Revolving Credit Agreement after taking into account outstanding borrowings, letters of credit and the collateral limitation, available cash and cash equivalents and other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, any future dividend requirements, investment in technological and supply chain infrastructure, acquisitions, debt servicing requirements, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As of July 25, 2015, approximately 85% of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% to 20% of the cash repatriated. A U.S. tax liability has been previously provided for in the provision for income taxes for the portion that is not permanently reinvested as discussed in Note 12, and is currently classified within Deferred income taxes on the accompanying consolidated balance sheets. We continue to assess options for use of our overseas cash and cash equivalents.

After taking into account revolving debt and outstanding letters of credit, we had $322.4 million of availability under our Revolving Credit Agreement as of July 25, 2015. The Company's Revolving Credit Agreement and liquidity were impacted by the acquisition of ANN and is discussed in the “Debt” section below.

Debt

Amended Revolving Credit Agreement

In August 2015, in connection with the ANN Acquisition, the Company amended its existing revolving credit facility (the “Amended Revolving Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A., as administrative agent. The principal changes in terms related to increasing the aggregate revolving commitments from $500 million to $600 million and extending the maturity date of the borrowing arrangement from June 2018 to August 2020. For a detailed description of the terms and restrictions under the Amended Revolving Credit Agreement, see Note 19 to the accompanying consolidated financial statements.

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. Upon the closing of the Amended Revolving Credit Agreement, there were seven financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Amended Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Term Loan

Also in connection with the ANN Acquisition, the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which provides for an additional term facility of $200 million plus, as long as the Company maintains a minimum senior secured leverage ratio as defined in the Term Loan (the "Senior Secured Leverage Ratio") and among other factors, an unlimited amount.
The Term Loan matures on August 21, 2022, and has mandatory quarterly repayments of $4.5 million in calendar 2016 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.3 billion required at maturity. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (a) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan , for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (b) from Net Proceeds, as defined in the Term Loan , of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties, provided that any prepayment made prior to August 21, 2016 with the proceeds of certain repricing events will be subject to a premium equal to 1% of the aggregate principal amount of the Term Loan repaid.

For a description of the terms and restrictions under the Term Loan, see Note 19 to the accompanying consolidated financial statements.

Common Stock Repurchase Program

For a complete description of, and restrictions on, our common stock repurchase program see Note 15 to the accompanying consolidated financial statements.

CONTRACTUAL AND OTHER OBLIGATIONS

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations as of July 25, 2015, and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its Amended Revolving Credit Agreement or other potential sources of financing.

	Payments Due by Period
Contractual Obligations	Fiscal 2016	Fiscal 2017- 2018	Fiscal 2019- 2020	Fiscal 2021 and Thereafter	Total
	(millions)
Long-term debt	$—	$116.0	$—	$—	$116.0
Interest payments on long-term debt	4.8	7.0	—	—	11.8
Operating leases	407.5	634.5	405.4	472.4	1,919.8
Inventory purchase commitments	850.3	—	—	—	850.3
Other commitments	16.0	2.6	2.4	6.5	27.5
Total	$1,278.6	$760.1	$407.8	$478.9	$2,925.4

The following is a description of the Company's material, firmly committed contractual obligations as of July 25, 2015:

•	Long-term debt represents mandatory repayments of outstanding borrowings under our Revolving Credit Agreement;

•
Interest payments on long-term debt represent interest payments related to our Revolving Credit Agreement, which was calculated based on the outstanding balance and the interest rates in effect as of July 25, 2015, as if the borrowings remain outstanding until mandatory repayment is required at expiration in June 2018;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•
Operating lease obligations represent the minimum lease rental payments for the Company's real estate and operating equipment in various locations around the world and does not include incremental rentals based on a percentage of sales. Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved. All future minimum rentals under these cancelable leases have been included in the above table. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties, which are not included in the table above; and

•
Inventory purchase commitments represent the Company's agreements to purchase fixed or minimum quantities of goods at determinable prices. While a portion of these commitments may be canceled at the Company's option up to 30 days prior to the vendor’s scheduled shipment date, such commitments are generally not canceled and are included in the table above.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $40.7 million as of July 25, 2015. This liability for unrecognized tax benefits has been excluded from the above table because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) non-debt related amounts included in current liabilities in the consolidated balance sheet as of July 25, 2015, as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes and other miscellaneous items).

The Company also has certain contractual arrangements that would require it to make payments if certain circumstances occur. See Notes 14 and 16 to the accompanying consolidated financial statements for a description of the Company's contingent commitments not included in the above table, including obligations under employment agreements.

Off-Balance Sheet Arrangements

The Company's off-balance sheet firm commitments, which include outstanding letters of credit amounted to approximately $13.3 million as of July 25, 2015. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on its operational results, financial condition, and cash flows.

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our Canadian operations, changes in interest rates, and changes in both the value and liquidity of our cash and cash equivalents. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of the end of Fiscal 2015, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores and ecommerce operations normally are transacted in U.S. dollars. In addition, our 100% owned international retail operations represent approximately 1% of our consolidated revenues for Fiscal 2015. In the future, if our international operations continue to expand, we would consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

As of July 25, 2015, our Company had $116.0 million in variable-rate debt outstanding under our Revolving Credit Agreement. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, the Company’s

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

interest expense would increase or decrease by approximately $0.1 million, and net income would decrease or increase, respectively, by approximately $0.1 million. See Note 11 to our consolidated financial statements for a summary of the terms and conditions of our Revolving Credit Agreement.

On August 21, 2015, in connection with the closing of the ANN Acquisition, we incurred debt outstanding under the Term Loan of $1.8 billion and increased the Amended Revolving Credit Agreement by $100 million which are not reflected in the interest-rate sensitivity above. See Note 19 to our consolidated financial statements for a summary of the terms and conditions of our Term Loan and Amended Revolving Credit Agreement.

Investment Risk Management

As of July 25, 2015, our Company had cash and cash equivalents of $240.6 million. The Company's short-term investments of $13.4 million substantially included restricted cash.

We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at the end of Fiscal 2015. This represents a concentration of credit risk. While there have been no losses recorded on deposits of cash and cash equivalents to date, we cannot be assured we will not experience losses on our deposits in the future.

CRITICAL ACCOUNTING POLICIES

The SEC's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's operational results and financial position and requires significant judgment and estimates on the part of management in its application. The Company's estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. The Company believes that the following list represents its critical accounting policies as contemplated by FRR 60. For a discussion of all of the Company's significant accounting policies, see Notes 3 and 4 to the accompanying consolidated financial statements.

Inventories

We hold inventory for sale through our retail stores and ecommerce sites. Our inventories are valued using the retail method of accounting and are stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which can significantly impact the ending inventory valuation at cost as well as the resulting gross margins.

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

Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. The Company’s historical estimates of these losses have not differed materially from actual results.

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

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill as described in Note 3 to the accompanying consolidated financial statements.

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

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. The fair value of indefinite-lived intangible assets is primarily determined using the relief from royalty approach. Estimating the fair value is judgmental in nature, often involves the use of significant estimates and assumptions which could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

Fiscal 2015 Annual Impairment Assessment

During the fourth quarter of Fiscal 2015, the Company performed its annual impairment assessment (the "Fiscal 2015 Valuation"). While the fair values of Justice, maurices and Catherines were all significantly in excess of their respective book values, the fair value of the Company's Lane Bryant reporting unit, as discussed in more detail below, was below its book value. In addition, given the operational challenges faced by Justice during the year, as previously discussed, we have provided more details about their Fiscal 2015 Valuation below.

Lane Bryant

As more fully described in Note 8 to the accompanying consolidated financial statements, the Fiscal 2015 Valuation indicated that the carrying value of Lane Bryant exceeded its fair value and required us to perform the second step of the goodwill impairment test to measure the amount of impairment loss. As a result of the second step analysis, we recognized a goodwill impairment loss of $261.7 million and an impairment loss on its trade name of $44.7 million during Fiscal 2015.

Significant assumptions underlying the discounted cash flows included: a weighted average cost of capital ("WACC") of 13.5% which was determined from relevant market comparisons and adjusted for specific risks; operating income margin of low-to mid-single digits and a terminal growth rate of 2%. Changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in WACC rate would increase/decrease the fair value by approximately $30 million. A hypothetical 1% change in the operating income percentages in all periods would increase/decrease the fair value by approximately $50 million. Finally, a hypothetical 1% change in the terminal growth rate would increase/decrease the fair value by approximately $20 million. Changes in fair value from changes in these assumptions would increase/decrease the impairment charges of Lane Bryant's goodwill and trade name.

Additionally, if we experience sustained periods of unexpected changes in consumer spending, it could adversely impact the long-term revenue assumptions used in our Fiscal 2015 Valuation. Such trends may have a negative impact on some of the other key assumptions used in the Fiscal 2015 Valuation, including anticipated gross margin and operating income margin as well as the

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. Such changes, if material, may require us to incur additional impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods.

Justice

The Fiscal 2015 Valuation confirmed that the fair value of the Justice reporting unit substantially exceeded its respective carrying value and was not at risk of impairment. This conclusion, in part, assumes that the Justice's revised business plan will result in an improvement in gross margin rates and return the brand to historical profitability levels over the next few years. However, a sustained long-term period of mixed consumer spending trends and a continued decline in store traffic could adversely impact the long-term revenue assumptions used in our Fiscal 2015 Valuation. Such trends may also have a negative impact on some of the other key assumptions used in the Fiscal 2015 Valuation, including anticipated gross margin and operating income margin as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. Such changes, if material, may require us to incur impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods.

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

During Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company recorded non-cash impairment charges of $10.8 million, $4.2 million and $4.6 million, respectively, to reduce the net carrying value of certain long-lived tangible assets to their estimated fair value. There have been no impairment losses recorded on the Company’s finite-lived intangible assets for any of the periods presented. See Note 7 to the accompanying consolidated financial statements for further discussion.

Insurance Reserves

For a complete discussion of the Company's underlying assumptions and judgments for insurance reserves, see Note 3 to the accompanying consolidated financial statements

Stock-Based Compensation

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

Determining the fair value of stock-based compensation at the date of grant requires significant judgment by management, including estimates of the above Black-Scholes assumptions. In addition, judgment is required in estimating the number of stock-based

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

awards that are expected to be forfeited. If actual results differ significantly from these estimates below, if management changes its assumptions for future stock-based award grants, or if there are changes in market conditions, stock-based compensation expense and the Company's operational results could be materially impacted.

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

For market-based restricted equity awards, the effect of market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market-based award based on the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company and its peer group, which involves judgment on the part of management

Cash-Settled Long-Term Incentive Plan Awards

The Company grants cash-settled long-term incentive plan awards (the “Cash-Settled LTIP Awards”) to senior executives and other key executives (none of whom are named executive officers). The awards entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of a three-year performance period. Compensation expense for the Cash-Settled LTIP Awards is recognized over the related vesting period based on changes in the Company's stock price over time and the expected performance of the plan, which involves judgment on the part of management.

Income Taxes

For a complete discussion of the Company's underlying assumptions and judgments for income taxes, see Notes 3 and 12 to the accompanying consolidated financial statements.

Contingencies

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including our advertising and marketing practices and product and safety concerns; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although such litigation is routine and incidental to the conduct of our business, as with any business of our size which has a significant number of employees and sells a significant amount of merchandise, such litigation could result in large monetary awards. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. In addition, if it is reasonably possible that an unfavorable settlement of a contingency could materially exceed the established liability, we disclose the estimated impact on our operational results, financial condition, and cash flows. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties and governmental actions. As a result, the accounting for loss contingencies relies heavily on estimates and assumptions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 4 to the accompanying consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our financial statements in future reporting periods.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company's internal control over financial reporting were effective at the reasonable assurance level as of the fiscal year end covered by this Annual Report on Form 10-K.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. The report is included elsewhere herein.

(c) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 25, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year. We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.ascenaretail.com, then “For Investors,” then under the Investors Relations pull-down menu, click on "Corporate Governance," then click the link for the “Code of Ethics for Senior Financial Officers.” We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Secretary at our principal executive offices, 933 MacArthur Boulevard, Mahwah, NJ 07430.

Item 11.     Executive Compensation.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 25, 2015 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	14,103,932	$14.13	8,329,838
Equity compensation plans not approved by security holders	—	—	—
Total	14,103,932	$14.13	8,329,838
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
2.1
Agreement and Plan of Merger, dated as of May 1, 2012, among the Company, Colombia Acquisition Corp. and Charming Shoppes, Inc. is incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 2, 2012.

2.2	Agreement and Plan of Merger, dated as of May 17, 2015, among the Company, Avian Acquisition Corp. and ANN INC., is incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 18, 2015.

3.1	Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc. is incorporated by reference to Annex II to the Proxy Statement dated November 18, 2010.

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc. is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 3, 2011.

3.3	By-Laws of Ascena Retail Group, Inc., as amended and restated, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 6, 2015.

10.1	2010 Stock Incentive Plan is incorporated by reference to Annex A to the Proxy Statement dated November 9, 2012. *

10.2	Amended and Restated Executive 162(m) Bonus Plan, effective as of December 12, 2013, is incorporated by reference to Annex A to the Proxy Statement dated November 5, 2013. *

10.3	Employment Agreement dated May 2, 2002 with Elliot S. Jaffe is incorporated by reference to Exhibit 10(u)(u) to the Form 10-K filed for the fiscal year ended July 27, 2002. *

10.4	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe is incorporated by reference to Exhibit 99.1 to the Form 8-K filed on July 13, 2006. *

10.5	Employment Agreement dated March 5, 2014 with David Jaffe is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 6, 2014. *

10.6	Employment Letter dated January 23, 2015 with John Pershing, filed herewith as Exhibit 10.6.*

10.7	Employment Letter dated July 20, 2015 with Robb Giammatteo, filed herewith as Exhibit 10.7.*

10.8	Employment Letter dated July 26, 2005 with Gene Wexler is incorporated by reference to Exhibit 10.25 to the Form 10-K filed for the fiscal year ended July 30, 2005.*

10.9	Supplemental Retirement Benefit Agreement dated August 29, 2006 with Mrs. Roslyn Jaffe is incorporated by reference to Exhibit 99.1 to the Form 8-K filed on August 30, 2006.*

10.10	Executive Severance Plan, as amended and restated effective as of September 23, 2014, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 24, 2014. *

Exhibit Number	Description
10.11
Form of Indemnification Agreement, adopted January 1, 2011, for Members of the Board of Directors and certain executive officers is incorporated by reference to Exhibit 10.24 to the Form 10-K filed for the fiscal year ended July 30, 2011. *

10.12
Amendment and Restatement Agreement dated as of July 24, 2015 and effective as of August 21, 2015, among the Company, the Borrowing Subsidiaries, the Loan Parties, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 27, 2015.

10.13
Term Credit Agreement dated as of August 21, 2015 among the Company, AnnTaylor Retail, Inc., the Lenders and Goldman Sachs Bank USA, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 27, 2015.

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers is incorporated by reference to Exhibit 14 to the Form 10-K filed for the fiscal year ended July 26, 2003.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

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

Ascena Retail Group, Inc.

Date: September 16, 2015	by	/s/ DAVID JAFFE
David Jaffe
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELLIOT S. JAFFE
Elliot S. Jaffe	Non-Executive Chairman of the Board and Founder	September 16, 2015

/s/ DAVID JAFFE
David Jaffe	Director, President and Chief Executive Officer (Principal Executive Officer)	September 16, 2015

/s/ KATE BUGGELN
Kate Buggeln	Director	September 16, 2015

/s/ KLAUS EPPLER
Klaus Eppler	Director	September 16, 2015

/s/ RANDY L. PEARCE
Randy L. Pearce	Director	September 16, 2015

/s/ JOHN USDAN
John Usdan	Director	September 16, 2015

/s/ ROBB GIAMMATTEO
Robb Giammatteo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 16, 2015

/s/ ERNEST LAPORTE
Ernest LaPorte	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	September 16, 2015

ASCENA RETAIL GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All schedules are omitted because either they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	July 25, 2015	July 26, 2014
	(millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$240.6	$156.9
Inventories	489.3	553.2
Deferred tax assets	88.5	46.7
Prepaid expenses and other current assets	131.5	166.8
Total current assets	949.9	923.6
Property and equipment, net	1,170.0	1,110.6
Goodwill	319.7	581.4
Other intangible assets, net	388.3	435.4
Other assets	87.8	72.8
Total assets	$2,915.7	$3,123.8

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$238.8	$253.2
Accrued expenses and other current liabilities	403.2	308.9
Deferred income	64.1	63.5
Income taxes payable	11.6	6.3
Total current liabilities	717.7	631.9
Long-term debt	116.0	172.0
Lease-related liabilities	241.4	248.5
Deferred income taxes	181.8	147.7
Other non-current liabilities	140.7	186.0
Total liabilities	1,397.6	1,386.1

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01 per share; 163.2 and 161.8 million shares issued and outstanding	1.6	1.6
Additional paid-in capital	669.8	642.2
Retained earnings	859.3	1,096.1
Accumulated other comprehensive loss	(12.6)	(2.2)
Total equity	1,518.1	1,737.7
Total liabilities and equity	$2,915.7	$3,123.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
	(millions, except per share data)
Net sales	$4,802.9	$4,790.6	$4,714.9
Cost of goods sold	(2,133.7)	(2,130.6)	(2,137.7)
Gross margin	2,669.2	2,660.0	2,577.2

Other operating expenses:
Buying, distribution and occupancy expenses	(856.9)	(832.3)	(770.5)
Selling, general and administrative expenses	(1,490.9)	(1,376.3)	(1,330.8)
Acquisition and integration expenses	(31.7)	(34.0)	(34.6)
Impairment of goodwill	(261.7)	—	—
Impairment of intangible assets	(44.7)	(13.0)	—
Depreciation and amortization expense	(218.2)	(193.6)	(176.0)
Total other operating expenses	(2,904.1)	(2,449.2)	(2,311.9)
Operating (loss) income	(234.9)	210.8	265.3

Interest expense	(6.0)	(6.5)	(13.8)
Interest income and other income (expense), net	0.3	(0.8)	0.4
Loss on extinguishment of debt	—	—	(9.3)
(Loss) income from continuing operations before provision for income taxes	(240.6)	203.5	242.6
Benefit (provision) for income taxes from continuing operations	3.8	(65.3)	(87.4)
(Loss) income from continuing operations	(236.8)	138.2	155.2
Loss from discontinued operations, net of taxes (a)	—	(4.8)	(3.9)
Net (loss) income	$(236.8)	$133.4	$151.3

Net (loss) income per common share - basic:
Continuing operations	$(1.46)	$0.86	$0.99
Discontinued operations	—	(0.03)	(0.03)
Total net (loss) income per basic common share	$(1.46)	$0.83	$0.96

Net (loss) income per common share – diluted:
Continuing operations	$(1.46)	$0.84	$0.95
Discontinued operations	—	(0.03)	(0.02)
Total net (loss) income per diluted common share	$(1.46)	$0.81	$0.93

Weighted average common shares outstanding:
Basic	162.6	160.6	157.3
Diluted	162.6	165.1	163.3
_______

(a) Loss from discontinued operations is presented net of a $3.3 million income tax benefit for both of the years ended July 26, 2014 and July 27, 2013.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
	(millions)
Net (loss) income	$(236.8)	$133.4	$151.3
Other comprehensive (loss) income, net of tax:
Net change in unrealized gains on available-for-sale investments	—	—	1.2
Foreign currency translation adjustment	(10.4)	(1.0)	(1.1)
Total other comprehensive (loss) income	(10.4)	(1.0)	0.1
Total comprehensive (loss) income	$(247.2)	$132.4	$151.4

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
	(millions)
Cash flows from operating activities:
Net (loss) income	$(236.8)	$133.4	$151.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	218.2	193.6	176.0
Deferred income tax benefit	(6.6)	(17.8)	(7.9)
Deferred rent and other occupancy costs	(39.1)	(38.2)	(36.2)
Loss on extinguishment of debt	—	—	9.3
Gain on sale of assets	(1.6)	—	—
Non-cash stock-based compensation expense	18.2	30.6	29.5
Non-cash impairment of tangible assets	10.8	4.2	4.6
Non-cash impairment of goodwill	261.7	—	—
Non-cash impairment of intangible assets	44.7	13.0	—
Non-cash interest expense, net	0.9	1.3	1.7
Other non-cash income, net	(2.4)	(2.7)	(5.7)
Excess tax benefits from stock-based compensation	—	(4.2)	(14.1)
Changes in operating assets and liabilities:
Inventories	63.9	(12.3)	(10.1)
Accounts payable, accrued liabilities and income tax liabilities	54.2	32.8	67.6
Deferred income	7.7	10.0	25.4
Lease-related liabilities	32.6	46.2	39.5
Other balance sheet changes, net	4.9	5.0	11.5
Changes in net assets related to discontinued operations	—	(20.2)	7.6
Net cash provided by operating activities	431.3	374.7	450.0

Cash flows from investing activities:
Capital expenditures	(312.5)	(477.5)	(290.9)
Proceeds from the sale of assets	8.9	42.2	15.9
Purchases of investments	(22.3)	(27.5)	(2.8)
Proceeds from sales and maturities of investments	27.8	0.1	5.6
Net cash used in investing activities	(298.1)	(462.7)	(272.2)

Cash flows from financing activities:
Proceeds from borrowings	832.3	1,249.2	446.7
Repayments of debt	(888.3)	(1,212.8)	(641.4)
Payment of deferred financing costs	(2.2)	—	(3.8)
Proceeds from stock options exercised and employee stock purchases	8.7	17.9	28.7
Excess tax benefits from stock-based compensation	—	4.2	14.1
Net cash (used in) provided by financing activities	(49.5)	58.5	(155.7)

Net increase (decrease) in cash and cash equivalents	83.7	(29.5)	22.1
Cash and cash equivalents at beginning of period	156.9	186.4	164.3

Cash and cash equivalents at end of period	$240.6	$156.9	$186.4

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	AOCI (a)	Total Equity
	Shares	Amount
	(millions)
Balance, July 28, 2012	154.8	$1.5	$528.8	$811.9	$(1.3)	$1,340.9
Net income	—	—	—	151.3	—	151.3
Total other comprehensive income	—	—	—	—	0.1	0.1
Cash settled LTIP conversion (b)	—	—	(6.9)	—	—	(6.9)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	4.7	0.1	70.9	—	—	71.0
Balance, July 27, 2013	159.5	$1.6	$592.8	$963.2	$(1.2)	$1,556.4
Net income	—	—	—	133.4	—	133.4
Total other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	2.3	—	49.4	—	—	49.4
Other	—	—	—	(0.5)	—	(0.5)
Balance, July 26, 2014	161.8	$1.6	$642.2	$1,096.1	$(2.2)	$1,737.7
Net loss	—	—	—	(236.8)	—	(236.8)
Total other comprehensive loss	—	—	—	—	(10.4)	(10.4)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	1.4	—	27.6	—	—	27.6
Balance, July 25, 2015	163.2	$1.6	$669.8	$859.3	$(12.6)	$1,518.1
 ________

(a)	Accumulated other comprehensive loss (“AOCI”) consists of foreign currency translation adjustments and net unrealized gains on available-for-sale securities.

(b)
Approximately 0.6 million of performance and market-based shares were canceled and replaced with a corresponding amount of new awards that will be settled in cash with the underlying value reclassified to liabilities.

(c)	Includes excess tax benefits of approximately $(1.2) million in Fiscal 2015, $4.2 million in Fiscal 2014 and $14.1 million in Fiscal 2013 resulting from stock-based compensation arrangements.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. The Company operates, through its 100% owned subsidiaries, the following principal retail brands: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Company operations include ecommerce operations and approximately 3,900 stores throughout the United States and Canada, with annual revenues of approximately $4.8 billion for the fiscal year ended July 25, 2015. The Company and its subsidiaries are collectively referred to herein as the “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into five segments following a brand-oriented approach: Justice, Lane Bryant, maurices, dressbarn and Catherines. The Justice segment includes 978 specialty retail and outlet stores, ecommerce operations and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 5 to 12 in an environment designed to match the energetic lifestyle of tween girls. The Lane Bryant segment includes 765 specialty retail and outlet stores and ecommerce operations. The Lane Bryant brand offers fashionable and sophisticated plus-size apparel under multiple private labels, such as Lane Bryant and Cacique, to female customers in the 25 to 45 age range. The maurices segment includes 951 specialty retail and outlet stores and ecommerce operations. The maurices brand offers up-to-date fashion designed to appeal to female customers customers in their 20's and 30's, including both core and plus-size offering, with stores concentrated in small markets (approximately 25,000 to 150,000 people). The dressbarn segment includes 824 specialty retail and outlet stores and ecommerce operations. The dressbarn brand primarily attracts female consumers in the mid-30’s to mid-50’s age range and offers moderate-to-better quality career, special occasion and casual fashion for working women. The Catherines segment includes 377 specialty retail stores and ecommerce operations. The Catherines brand offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, generally catering to the female customer 45 years and older.

2. Basis of Presentation

Basis of Consolidation

The consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), and present the financial position, operational results, comprehensive (loss) income and cash flows of the Company and its subsidiaries which are 100% owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include: the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible assets, goodwill and other intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related expected forfeiture rates; and its self-insured insurance reserves.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2015 ended on July 25, 2015 and reflected a 52-week period (“Fiscal 2015"); fiscal year 2014 ended on July 26, 2014 and reflected a 52-week period (“Fiscal 2014"); and fiscal year 2013 ended on July 27, 2013 and reflected a 52-week period (“Fiscal 2013”).

Discontinued Operations

On June 14, 2012, the Company acquired the Fashion Bug and Figi’s businesses in connection with the acquisition of the Lane Bryant and Catherines businesses. Contemporaneously with the acquisition of those businesses, the Company announced its intent to cease operating the acquired Fashion Bug business. In Fiscal 2013, the Fashion Bug distribution center was sold for net proceeds of approximately $16 million.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, contemporaneously with the acquisition of those businesses, the Company also announced its intent to sell the acquired Figi’s business. In August 2013, the Company entered into an agreement to sell the principal net assets of the Figi’s business (the “Figi’s Sale”) and recorded an $8.0 million pretax charge during the fourth quarter of Fiscal 2013 to reduce the carrying value of the Figi’s net assets to an amount approximating the net sales proceeds. The Figi’s Sale closed during the first quarter of Fiscal 2014 and resulted in additional pretax charges of $4.6 million to reflect transaction costs and the adjustment of certain liabilities which existed at the date it was sold. These charges have been classified as components of discontinued operations in the accompanying consolidated statements of operations. Operating results for those businesses, including $7.4 million of revenues for the first quarter of Fiscal 2014 (only consisting of revenues from the Figi’s business) and $407.6 million of revenue for Fiscal 2013, have been segregated and reported separately in the accompanying consolidated statements of operations.

3. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable and collectability is reasonably assured.

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Ecommerce revenue from sales of products ordered through the Company’s retail Internet sites and revenue from direct-mail orders through Justice’s catazine are recognized upon delivery and receipt of the shipment by our customers. Such revenue also is reduced by an estimate of returns.

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable. Reserves for estimated product returns were $9.2 million and $7.7 million as of the end of Fiscal 2015 and Fiscal 2014, respectively.

Gift cards, gift certificates and merchandise credits (collectively, “gift cards”) issued by the Company are recorded as a deferred income liability until they are redeemed, at which point revenue is recognized. Gift cards do not have expiration dates. The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is included in Net sales in the accompanying consolidated statements of operations and historically has not been material.

Revenue associated with merchandise shipments to other third-party retailers is recognized at the time title passes and risk of loss is transferred to customers, which generally occurs at the date of shipment.

In addition to retail-store, ecommerce and third party sales, the Justice segment recognizes revenue from (i) licensing arrangements with franchised stores, (ii) advertising and other “tween-right” marketing arrangements with partner companies, (iii) royalty payments received under license agreements for the use of the Justice trade name and (iv) amounts received in connection with advertising and marketing arrangements with partner companies when they are earned in accordance with the terms of the underlying agreements.

The Company accounts for sales and other related taxes on a net basis, thereby excluding such taxes from revenue.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists of all costs of merchandise (net of purchase discounts and vendor allowances), merchandise acquisition costs (primarily commissions and import fees) and freight to our distribution centers and stores. These costs are determined to be directly or indirectly incurred in bringing an article to its existing condition and location. Additionally, the direct costs associated with shipping goods to customers and adjustments to the carrying value of inventory related to realizability and shrinkage are recorded as a component of Cost of goods sold.

Our Cost of goods sold and Gross margin may not be comparable to those of other entities. Some entities, like us, exclude costs related to their distribution network, buying function, store occupancy costs and depreciation and amortization expenses from Cost of goods sold and include them in other operating expenses, whereas other entities include these costs in their Cost of goods sold.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Buying, Distribution and Occupancy Expenses

Buying, distribution and occupancy expenses consist of store occupancy and utility costs (excluding depreciation), fulfillment expense (as defined below) and all costs associated with the buying and distribution functions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under Buying, distribution and occupancy expenses. SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, insurance costs, legal costs and costs related to other administrative services.

Acquisition and Integration Expenses

Acquisition and integration expenses consist of transaction expenses representing legal, consulting and investment banking-related costs that are direct, incremental costs incurred prior to the closing of an acquisition and costs incurred to integrate the operations of newly acquired businesses into the Company's existing infrastructure as well as other initiatives to combine the newly merged companies into new infrastructure.

Shipping and Fulfillment

Shipping and fulfillment fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as a component of Cost of goods sold. Costs associated with preparing the merchandise for shipping, such as picking, packing, warehousing, and order charges ("fulfillment expense") are recorded as a component of Buying, distribution and occupancy expenses. Fulfillment expense was approximately $37.8 million in Fiscal 2015, $38.0 million in Fiscal 2014 and $33.4 million in Fiscal 2013.

Marketing and Advertising Costs

Marketing and advertising costs are included in SG&A expenses. Marketing and advertising costs are expensed when the advertisement is first exhibited. Marketing and advertising expenses were $176.7 million for Fiscal 2015, $160.1 million for Fiscal 2014 and $169.1 million for Fiscal 2013. Deferred marketing and advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were not material at the end of either Fiscal 2015 or Fiscal 2014.

Foreign Currency Translation and Transactions

The operating results and financial position of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation gains or losses are included in the consolidated statements of comprehensive (loss) income, and in the consolidated statements of equity as a component of accumulated other comprehensive (loss) income (“AOCI”). Gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature also are included within AOCI.

The Company recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses also result from intercompany loans made to foreign subsidiaries that are not of a long-term investment nature and include amounts realized on the settlement of certain intercompany loans with foreign subsidiaries. Net losses from foreign currency transactions amounted to $0.9 million in Fiscal 2015 and $1.6 million in Fiscal 2014. Such amounts are recognized in earnings and included as part of Interest income and other income (expense), net in the accompanying consolidated statements of operations. The amount of net foreign currency transaction losses for Fiscal 2013 was de minimis.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company uses the Black-Scholes valuation method to determine the grant date fair value of its option-based compensation. Shares of restricted stock and restricted stock units are issued with either service-based or performance-based conditions, and some also have market-based conditions (collectively, “Restricted Equity Awards”). Compensation expense for both service-based and performance-based Restricted Equity Awards is recognized over the vesting period based on the grant-date fair values of the awards that are expected to vest based upon the service and performance-based conditions. However, compensation expense for market-based Restricted Equity Awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved. Compensation expense for cash-settled long-term incentive plan awards (the “Cash-Settled LTIP Awards”) is recognized over the related vesting period based on the expected performance of the plan and changes in the Company’s stock price over time.

See Note 16 for further discussion of the Company's stock-based compensation plans.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less and receivables from financial institutions related to credit card purchases due to the high credit quality and short time frame for settlement of the outstanding amounts.

Concentration of Credit Risk

The Company maintains cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents at these financial institutions in excess of federally insured limits at July 25, 2015.

Inventories

We hold inventory for sale through our retail stores and ecommerce sites. Inventory is valued using the retail method of accounting and is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.

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

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, including finite-lived intangible assets as described below, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

See Note 7 for additional discussion of the Company’s property and equipment, as well as a discussion of long-lived asset impairments.

Goodwill and Other Intangible Assets, Net

At acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consist of certain trade names, proprietary software and franchise rights. The fair value of these intangible assets is estimated based on management's assessment, considering independent third-party appraisals, when necessary. The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.

The Company performs its annual impairment assessment of goodwill and indefinite lived intangible assets using a quantitative approach during the fourth quarter of each fiscal year. During Fiscal 2015, the Company changed the date of its annual impairment assessment from the last day of the second month of its fiscal fourth quarter to the first day of its fiscal fourth quarter. The change in date had no impact on our Fiscal 2015 annual impairment test as both the new and the old testing dates are within the same fiscal quarter. The change in the assessment date was made to allow for more time to perform the annual impairment assessment before the Company's fiscal year-end. See Note 8 for additional discussion of the Company’s goodwill and other intangible assets and a discussion of the results of the annual assessment of goodwill and indefinite-lived intangible assets, including related impairment charges.

Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets (as discussed above), are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. Refer to the Company's accounting policy for long-lived asset impairment as described earlier under the caption "Property and Equipment, Net."

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with these risks are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 25, 2015 and July 26, 2014, these reserves were $48.5 million and $52.9 million, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. The Company’s stop-loss insurance coverage limit for individual claims under these policies is $350,000. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

See Note 12 for additional discussion of the Company’s income taxes.

Leases

The Company leases certain facilities and equipment, including its retail stores. Most of the Company's leases contain renewal options, rent escalation clauses and/or landlord incentives. Rent expense for non-cancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. The effective lease commencement date represents the date on which the Company takes possession of, or controls the physical use of, the leased property. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability and is classified on the consolidated balance sheets within Lease-related liabilities.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. A contingent rent liability is recognized together with the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

See Note 14 for additional discussion of the Company’s lease commitments.

4. Recently Issued Accounting Standards

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition." The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance, which was deferred in July 2015, will be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. The guidance may be applied retrospectively to each period presented or with the cumulative effect recognized as of the initial date of application. Early application is not permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The recognition and measurement for debt issuance costs are not affected and will continue to be recognized over the life of the debt instrument. The guidance will be effective for fiscal years beginning after December 15, 2015 and interim periods therein. The guidance is to be applied retrospectively, with early application permitted. The Company expects to adopt the guidance in the first quarter of Fiscal 2016. As a result of the retrospective application, debt issuance costs of $9.5 million as of July 25, 2015 and $5.2 million as of July 26, 2014, which are included in Other assets, and debt issuance costs related to the amended credit facility and term loan discussed in Note 19 will be included in Long-term debt.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by brand is set forth below:

	July 25, 2015	July 26, 2014
	(millions)
Justice	$136.0	$198.6
Lane Bryant	126.5	125.6
maurices	103.8	105.5
dressbarn	93.3	97.1
Catherines	29.7	26.4
Total inventories	$489.3	$553.2

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

As of July 25, 2015 the Company’s investments included restricted cash of $13.4 million and as of July 26, 2014 included restricted cash, certificates of deposit and U.S. government securities of $30.4 million. These investments are short-term in nature and are classified within Prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Cash and cash equivalents (Level 1 measurements) are recorded at cost, which approximates fair value. Available-for-sale investments are recorded at fair value and consist of restricted cash (Level 1 measurements) in Fiscal 2015 and restricted cash, certificates of deposit and US government securities (all Level 1 measurements) in Fiscal 2014. As the Company’s revolving credit facility is variable rate, there is no significant difference between the estimated fair value (Level 2 measurement) and the carrying value.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at their carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill and other indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair value. For further discussion of the determination of the fair value of non-financial instruments, see Notes 7 and 8.

7. Property and Equipment

Property and equipment, net, consist of the following:

	July 25, 2015	July 26, 2014
	(millions)
Property and Equipment:
Land	$30.4	$33.1
Buildings and improvements	189.3	177.9
Leasehold improvements	652.7	604.0
Furniture, fixtures and equipment	572.7	545.7
Information technology (a)	356.2	237.3
Construction in progress (a)	148.6	156.8
	1,949.9	1,754.8
Less: accumulated depreciation	(779.9)	(644.2)
Property and equipment, net	$1,170.0	$1,110.6

(a) Investments in our point-of-sale and merchandising systems that were placed in service during Fiscal 2015 are included in Information technology and were included within construction in progress in Fiscal 2014. Investments related to the development of our ecommerce platforms and costs associated with the construction of a new headquarters building for maurices and certain shared services operations in Duluth, MN are included within Construction in process in Fiscal 2015.

Long-Lived Asset Impairments

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Impairment losses for retail store-related assets and finite-lived intangible assets are included as a component of SG&A expenses in the accompanying consolidated statements of operations for all periods. There were no finite-lived intangible asset impairment losses recorded for any of the periods presented.

Fiscal 2015 Impairments

During Fiscal 2015, the Company recorded an aggregate of $10.8 million in non-cash impairment charges, including $6.4 million in its Justice segment, $0.6 million in its Lane Bryant segment, $2.6 million in its maurices segment and $1.2 million in its dressbarn segment. There were no impairment charges recorded at the Catherines segment.

Fiscal 2014 Impairments

During Fiscal 2014, the Company recorded an aggregate of $4.2 million in non-cash impairment charges, including $0.3 million in its Justice segment, $0.9 million in its Lane Bryant segment, $1.1 million in its maurices segment and $1.9 million in its dressbarn segment. There were no impairment charges recorded at the Catherines segment.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2013 Impairments

During Fiscal 2013, the Company recorded an aggregate of $4.6 million in non-cash impairment charges, including $0.1 million in its Justice segment, $2.0 million in its Lane Bryant segment, $0.7 million in its maurices segment and $1.8 million in its dressbarn segment. There were no impairment charges recorded at the Catherines segment.

Depreciation

The Company recognized depreciation expense of $215.8 million in Fiscal 2015, $190.9 million in Fiscal 2014 and $173.4 million in Fiscal 2013, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations.

In Fiscal 2015, the Company closed the Brothers brand, a separate brand operating within our Justice segment, which represented less than 1% of the Company's consolidated revenues for all periods presented. As a result, the depreciable lives of certain existing assets were adjusted to reflect a shortened useful life for the assets as a result of the closure. Thus, Fiscal 2015 included incremental depreciation expense for these assets of approximately $5.9 million which increased the net loss by approximately $3.7 million and diluted net loss per common share by approximately $0.02. Substantially all of these assets ceased depreciating during Fiscal 2015.

As a result of the Company’s integration of its supply chain and technological infrastructure, the depreciable lives of certain existing assets were adjusted to reflect a shortened useful life for the assets that were displaced as a result of these projects. Thus, Fiscal 2014 and Fiscal 2013 include incremental depreciation expenses for these assets of approximately $8.6 million and $14.2 million, respectively. This additional expense reduced income from continuing operations by approximately $5.3 million and $8.9 million for Fiscal 2014 and Fiscal 2013, respectively, and diluted net income per common share from continuing operations by approximately $0.03 and $0.05 for Fiscal 2014 and Fiscal 2013, respectively. Substantially all of these displaced assets ceased depreciating during Fiscal 2014.

8. Goodwill and Other Intangible Assets

Goodwill

The following details the changes in goodwill for each reportable segment:

	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
	(millions)
Balance at July 27, 2013	$103.6	$319.1	$130.7	$—	$28.0	$581.4
Acquisition-related activity	—	—	—	—	—	—
Balance at July 26, 2014	103.6	319.1	130.7	—	28.0	581.4
Impairment losses (a)	—	(261.7)	—	—	—	(261.7)
Balance at July 25, 2015	$103.6	$57.4	$130.7	$—	$28.0	$319.7

(a) Represents accumulated impairment losses as of July 25, 2015.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	July 25, 2015			July 26, 2014
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:	(millions)
Proprietary technology	$5.8	$(5.8)	$—	$6.5	$(5.7)	$0.8
Customer relationships	2.7	(2.7)	—	2.7	(2.6)	0.1
Trade names	5.3	(5.3)	—	5.3	(3.8)	1.5
Total intangible assets subject to amortization	13.8	(13.8)	—	14.5	(12.1)	2.4
Intangible assets not subject to amortization:
Brands and trade names (a)	377.4	—	377.4	422.1	—	422.1
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	388.3	—	388.3	433.0	—	433.0
Total intangible assets	$402.1	$(13.8)	$388.3	$447.5	$(12.1)	$435.4

(a) The decrease is due to the impairment loss of $44.7 million recognized for the Lane Bryant trade name in Fiscal 2015.

Amortization

The Company recognized amortization expense on other intangible assets of $2.4 million in Fiscal 2015, $2.7 million in Fiscal 2014 and $2.6 million in Fiscal 2013, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations. The intangible assets subject to amortization were fully amortized as of July 25, 2015.

Goodwill and Other Indefinite-lived Intangible Assets Impairment Assessment

Fiscal 2015 Annual Impairment Assessment

The Company performed its annual impairment assessment of goodwill during the fourth quarter of Fiscal 2015 (the "Fiscal 2015 Valuation"). The Fiscal 2015 Valuation was determined with the assistance of an independent valuation firm using two valuation approaches, including the income approach (discounted cash flow method ("DCF")) and market approach (guideline public company method and guideline transaction method). The Company believes that the income approach (Level 3 measurement) is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Therefore, a greater weighting was applied to the income approach than the market approach. The weighing of the fair values by valuation approach (income approach vs. market approach) were consistent across all reporting units and all periods, with certain variations on the relative weighting between the guideline public company method and guideline transaction method. For all reporting units the income approach was weighted 75% and the market approach 25%.

Under the market approach, the Company estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium and used the market approach as a comparison of respective fair values. In each case, the estimated fair value determined under the market approach validated our estimate of fair value determined under the income approach. Finally, the Company’s publicly traded market capitalization was reconciled to the sum of the fair value of the reporting units.

Based on the results of the impairment assessment, other than the Lane Bryant reporting unit as discussed below, the fair value of each reporting unit substantially exceeded their carrying value and was not at risk of impairment. As a result of lower than expected performance since the acquisition, the projections used in the Fiscal 2015 valuation reflect lower assumptions across certain key areas versus prior plans for Lane Bryant. In particular, the sales growth assumptions were lowered to reflect the shortfall in actual results versus those previously projected and a change in management's view of the long-term growth rates of

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the business. In addition, gross margin rates were lowered to reflect the deleveraging of fixed expenses as a result of lower unit sales volume expectations. The combination of these factors resulted in a significant reduction in the fair value of the Lane Bryant reporting unit in comparison to the Fiscal 2014 Valuation. Given that the percentage by which the fair value exceeded its carrying value as of the prior annual impairment valuation was only 7%, the reduction in future cash flows in the Fiscal 2015 Valuation resulted in a decrease in the fair value of the Lane Bryant reporting unit such that it was less than its carrying value.

Thus, the Company conducted a step two analysis. In the second step of the goodwill impairment test, the Company, with the assistance of an independent valuation firm, compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The fair value of the Lane Bryant reporting unit was allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination in Fiscal 2015 and the fair value was the purchase price paid to acquire the reporting unit. As a result of this valuation, it was determined that the carrying amount of Lane Bryant's goodwill exceeded the implied fair value of that goodwill. The Company recognized a goodwill impairment loss of $261.7 million during Fiscal 2015 to write down the carrying value of Lane Bryant's goodwill to its implied fair value of $57.4 million.

In addition, in connection with the step two analysis, because of the lower revenue assumptions discussed above, the fair value of the trade name declined from Fiscal 2014, it was determined that the Lane Bryant trade name was also impaired. The fair value of the trade name was determined using the relief-from-royalty method (Level 3 measurement). The Company recognized an impairment loss of $44.7 million during Fiscal 2015 to write down the carrying value of Lane Bryant's trade name intangible asset to its fair value of $211.8 million.

Fiscal 2014 Studio Y Impairment

During the fourth quarter of Fiscal 2014, in connection with our annual budget process for Fiscal 2015, management at maurices reached a decision to stop selling product under its Studio Y label based on an evaluation of its other product labels which are expected to generate higher returns. As a result, the Company recorded a non-cash impairment charge of $13.0 million in its maurices segment in Fiscal 2014 to write-off the entire carrying value of the Studio Y trade name as the net cash flows from the sell-off of remaining product reflected no fair value. These impairment losses have been disclosed separately within Impairment of intangible assets on the face of the accompanying consolidated statements of operations.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	July 25, 2015	July 26, 2014
	(millions)
Prepaid expenses	$45.6	$40.6
Accounts and other receivables	70.8	90.8
Short-term investments	13.4	30.4
Other current assets	1.7	5.0
Total prepaid expenses and other current assets	$131.5	$166.8

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 25, 2015	July 26, 2014
	(millions)
Accrued salary, wages and related expenses (a)	$176.9	$120.6
Accrued operating expenses (b)	202.1	164.0
Sales and other taxes payable	14.2	15.7
Other	10.0	8.6
Total accrued expenses and other current liabilities	$403.2	$308.9

(a)
The increase is primarily due to the reclassification of approximately $35 million of retirement compensation from Other non-current liabilities to Accrued expenses and other current liabilities during Fiscal 2015, as more fully described in Employment Agreements section in Note 14.

(b) The increase is primarily due to the establishment of a legal reserve of approximately $50 million in connection with the Justice pricing lawsuits, as more fully described in Note 14.

11. Debt

Debt consists of the following:

	July 25, 2015	July 26, 2014
	(millions)
Revolving credit agreement	$116.0	$172.0
Less: current portion	—	—
Total long-term debt	$116.0	$172.0

Revolving Credit Agreement

In March 2013, the Company and certain of its domestic subsidiaries entered into an amended and restated revolving credit agreement (the “Revolving Credit Agreement”) with the lenders thereunder and JPMorgan Chase Bank, N.A., as administrative agent. The Company's Revolving Credit Agreement provided a senior secured revolving credit facility up to $500 million, with an optional additional increase of up to $100 million.

The Company’s obligations under the Revolving Credit Agreement were guaranteed by certain of its domestic subsidiaries (the “Subsidiary Guarantors”) and subject to restrictions. As collateral security under the borrowing agreement and the guarantees thereof, the Company and the Subsidiary Guarantors granted to the administrative agent for the benefit of the lenders, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory and certain material real estate.

Borrowings under the Revolving Credit Agreement bore interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points; plus an applicable margin ranging from 50 basis points to 200 basis points based on a combination of the type of borrowing (prime or LIBOR) and average borrowing availability during the previous fiscal quarter.

In addition to paying interest on any outstanding borrowings under the Revolving Credit Agreement, the Company was required to pay a commitment fee to the lenders under the Revolving Credit Agreement in respect of the unutilized commitments in an amount ranging between 25 basis points and 37.5 basis points per annum based on the Company’s average utilization during the previous fiscal quarter.

As of July 25, 2015, after taking into account the $116.0 million of revolving debt outstanding and the $13.3 million in outstanding letters of credit, the Company had $322.4 million of its variable availability under the Revolving Credit Agreement.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2015, in connection with the ANN Acquisition, the Company amended the Revolving Credit Agreement as more fully described in Note 19.

Restrictions under the Revolving Credit Agreement

The Company is subject to certain restrictions and financial covenants with respect to minimum availability limits under the Revolving Credit Agreement.  Such limits are variable based on the outstanding borrowing commitment.  Should Availability (as defined in the Revolving Credit Agreement) fall below the minimum level for three consecutive days, the Company would be in a Reduced Availability Period and would be subject to a fixed charge coverage ratio test.  As of July 25, 2015, the Reduced Availability Period would be triggered if our availability were to drop below approximately $50.0 million for three consecutive days.  As of July 25, 2015, the Company had $322.4 million in availability under the Revolving Credit Agreement and accordingly, the fixed charge coverage ratio test does not apply.

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

Loss on Extinguishment of Debt

In Fiscal 2012, the Company incurred $300 million of borrowings under a six-year, variable rate term loan and assumed a $7.8 million mortgage obligation. The term loan was fully repaid during Fiscal 2013, resulting in an aggregate $8.5 million pretax loss related the write-off of the balances of the original issue discount and deferred financing costs. In addition, the outstanding principal balance of the mortgage obligation was prepaid in full in Fiscal 2013, resulting in a $0.8 million pretax loss. Such losses are presented separately within Loss on extinguishment of debt in the accompanying consolidated statements of operations.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Income Taxes

Taxes on Income

Domestic and foreign pretax (loss) income from continuing operations are as follows:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
	(millions)
Domestic	$(303.1)	$144.7	$189.8
Foreign	62.5	58.8	52.8
Total (loss) income from continuing operations before provision for income taxes	$(240.6)	$203.5	$242.6

The provision (benefit) from continuing operations for current and deferred income taxes are as follows:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
Current:	(millions)
Federal (a)	$(20.8)	$15.2	$30.6
State and local (a)	8.8	13.5	5.7
Foreign	14.8	12.3	10.6
	2.8	41.0	46.9
Deferred:
Federal	0.9	24.9	38.6
State and local	(6.5)	(0.2)	1.4
Foreign	(1.0)	(0.4)	0.5
	(6.6)	24.3	40.5
Total (benefit) provision for income taxes from continuing operations	$(3.8)	$65.3	$87.4

(a)
Excludes excess tax benefits of approximately $(1.2) million in Fiscal 2015, $4.2 million in Fiscal 2014 and $14.1 million in Fiscal 2013 resulting from stock-based compensation arrangements. Such amounts were recorded within equity.

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided for continuing operations are as set forth below:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
	(millions)
(Benefit) provision for income taxes from continuing operations at the U.S. federal statutory rate	$(84.3)	$71.2	$84.9
Increase (decrease) due to:
State and local income taxes, net of federal benefit	4.1	8.8	8.4
Tax benefit related to deferred compensation	(13.7)	—	—
Goodwill impairment	91.6	—	—
Net change relating to uncertain income tax benefits	(0.7)	(2.3)	(6.4)
Indefinitely reinvested foreign earnings	1.7	(11.6)	(0.9)
Other – net	(2.5)	(0.8)	1.4
Total (benefit) provision for income taxes from continuing operations	$(3.8)	$65.3	$87.4

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's effective tax rate is lower than the statutory rate principally as a result of a goodwill impairment loss of $261.7 million as discussed in Note 8, which is treated as a permanent non-deductible item, offset in part by a tax benefit related to previously deferred compensation of approximately $35 million, which became fully deductible in Fiscal 2015 under the terms of the retirement agreement for the former President and CEO of Justice, as discussed in Note 14.

Tax Incentives

In connection with the Company’s relocation of its dressbarn and corporate offices to New Jersey, as well as the expansion of its distribution centers in Ohio and Indiana, the Company was approved for various state and local tax incentives.  In order to receive these incentives, the Company will generally need to meet certain minimum employment or expenditure commitments, as well as comply with periodic reporting requirements.  These incentives, estimated to total approximately $60 million, are expected to be recognized over a 10-15 year period which began in Fiscal 2015. Approximately $2.0 million was recognized in Fiscal 2015.

Deferred Taxes

Significant components of the Company's net deferred tax assets (liabilities) are as follows:

	July 25, 2015	July 26, 2014
Deferred tax assets:	(millions)
Inventories	$18.7	$14.3
Tax credits and net operating loss carryforwards	18.7	14.2
Accrued payroll and benefits	78.3	59.9
Legal reserve	21.0	—
Share-based compensation	23.7	23.1
Straight-line rent	45.7	50.0
Federal benefit of uncertain tax positions	14.7	15.5
Other	19.2	18.8
Total deferred tax assets	240.0	195.8
Deferred tax liabilities:
Depreciation	113.0	85.8
Amortization	168.6	171.7
Foreign unremitted earnings	32.8	20.7
Other	14.0	15.8
Total deferred tax liabilities	328.4	294.0
Valuation allowance	(4.9)	(2.8)
Net deferred tax liabilities	$(93.3)	$(101.0)

As of July 25, 2015, we have not provided deferred U.S. income taxes on approximately $42.8 million of undistributed earnings from non-U.S. subsidiaries. Any unrecognized deferred income tax liability resulting from these amounts is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

As part of the acquisition of Lane Bryant and Catherines' businesses, the Company acquired the pre-existing federal and state net operating loss carryforwards, tax credits and charitable contribution carryovers valued at $69.3 million. The Company utilized $19.4 million of these acquired net operating loss carryforwards, tax credits and unexpired charitable contributions carryovers in Fiscal 2015 and expects to utilize the remaining amounts in future periods, subject to annual Section 382 and other statutory limitations. As of July 25, 2015, the carryforwards were valued at $9.5 million.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of July 25, 2015, the Company had a $4.9 million valuation allowance against the aggregate carrying value of its deferred tax assets. Such valuation allowances provide for the uncertainty that a portion of the recognized deferred tax assets may not be realizable. The valuation allowance increased by $2.1 million in Fiscal 2015.

In December 2014, legislation was enacted which extended bonus depreciation allowed on qualifying assets placed into service during calendar year 2014. As a result, approximately $32 million of current taxes were deferred in the second quarter of Fiscal 2015 and are reflected in Deferred income taxes as of July 25, 2015.

Net Operating Loss Carry Forwards

As of July 25, 2015, the Company had U.S. Federal net operating loss carryforwards of $1.0 million and state net operating loss carryforwards of $52.1 million that are available to offset future U.S. Federal and state taxable income. The U.S. Federal net operating losses have a twenty-year carryforward period, and expire in Fiscal 2017. The state net operating losses have carryforward periods of five to twenty years, with varying expiration dates and amounts as follows:  $15.2 million in one to five years, $11.8 million in six to ten years, $20.0 million in eleven to fifteen years and $5.1 million in sixteen to twenty years.

Uncertain Income Tax Benefits

Reconciliation of Liabilities

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for each fiscal year is presented below:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
	(millions)
Unrecognized tax benefit beginning balance	$29.9	$31.2	$40.5
Additions related to acquisitions	—	—	2.8
Additions related to current period tax positions	1.6	1.5	1.5
Additions related to tax positions in prior years	6.7	4.3	2.2
Reductions related to prior period tax positions	(3.2)	—	(3.0)
Reductions related to settlements with taxing authorities	(0.3)	(1.5)	(5.7)
Reductions related to expiration of statute of limitations	(0.6)	(5.6)	(7.1)
Unrecognized tax benefit ending balance	$34.1	$29.9	$31.2

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for each fiscal year is presented below:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
	(millions)
Accrued interest and penalties beginning balance	$13.8	$16.5	$21.2
Reductions credited to expense, net	(2.3)	(2.7)	(4.7)
Accrued interest and penalties ending balance	$11.5	$13.8	$16.5

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is primarily included in Other non-current liabilities in the accompanying consolidated balance sheets, was $40.7 million as of July 25, 2015 and $40.9 million as of July 26, 2014.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future Changes in Unrecognized Tax Benefits

The amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $2.8 million during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future. The Company’s portion of gross unrecognized tax benefits that would affect its effective tax rate, including interest and penalties, is $23.2 million.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2009.

13. Employee Benefit Plans

Retirement Savings Plan (401(k))

The Company currently sponsors a defined contribution retirement savings plan (401(k)). This plan covers substantially all eligible U.S. employees. Participating employees may contribute a percentage of their annual compensation, subject to certain limitations under the Internal Revenue Code. The Company's contribution is made in accordance with a matching formula established prior to the beginning of each plan year. For the plan year effective January 1, 2015, the Company will contribute a matching amount based on eligible salary contributed by an employee equal to 100% of the first 3% contributed and 50% of the next 2% contributed. Under the terms of the plan, such matching contributions are immediately vested. The Company incurred expenses relating to its contributions to and administration of its 401(k) plans of $8.8 million in Fiscal 2015, $5.2 million in Fiscal 2014 and $4.7 million in Fiscal 2013.

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

ERP Plan participants can contribute up to 50% of base salary and 75% of bonus, before federal and state taxes are calculated.  The Company makes a matching contribution to the ERP Plan in the amount of 100% on the first 1% of base salary and bonus salary deferred up to $265,000. The Company makes an additional matching contribution to the ERP Plan in the amount of 100% on the first 5% of base salary and bonus salary deferred in excess of $265,000. Plan Employees vest immediately in their voluntary deferrals and are incrementally vested in their employer matching contributions over a five year vesting period after which they are 100% vested. The Company incurred expenses related to its matching contributions of approximately $2.1 million in Fiscal 2015, $3.4 million in Fiscal 2014 and $2.7 million in Fiscal 2013 relating to the ERP Plan. In addition, as the ERP Plan is unfunded by the Company, the Company is also required to pay an investment return to participating employees on all account balances in the ERP Plan based on 28 reference investment fund elections offered to participating employees. As a result, the Company’s obligations under the ERP Plan are subject to market appreciation and depreciation, which resulted in expense of $3.3 million in Fiscal 2015, $7.2 million in Fiscal 2014 and $7.7 million in Fiscal 2013. The Company’s obligations under the ERP Plan, including employee compensation deferrals, matching employer contributions and investment returns on account balances, were $70.7 million as of July 25, 2015 and $65.9 million as of July 26, 2014. As of July 25, 2015, $3.8 million was classified within Accrued expenses and other current liabilities and $66.9 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. As of July 26, 2014, $3.6 million was classified within Accrued expenses and other current liabilities and $62.3 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plan

The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of the Company’s common stock during each quarterly offering period at a 10% discount through bi-weekly payroll deductions. Expenses incurred during Fiscal 2015, Fiscal 2014 and Fiscal 2013 relating to this plan were de minimis.

14. Commitments and Contingencies

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

The Company’s operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 25, 2015. The minimum lease payments do not include common area maintenance ("CAM") charges or real estate taxes, which are also required contractual obligations under the operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year.

A summary of occupancy costs follows:	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
	(millions)
Base rentals	$404.4	$395.5	$391.6
Percentage rentals	20.5	23.2	21.0
Other occupancy costs, primarily CAM and real estate taxes	143.6	133.5	128.6
Total	$568.5	$552.2	$541.2

The following is a schedule of future minimum rentals under non-cancelable operating leases as of July 25, 2015:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2016	$407.5
2017	350.1
2018	284.4
2019	225.1
2020	180.3
Subsequent years	472.4
Total future minimum rentals	$1,919.8

(a) Net of sublease income, which was not significant in any period.
(b) Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved. All future minimum rentals under such leases have been included in the above table.

Leases with Related Parties

The Company leases two stores from its Chairman or related trusts. Future minimum rentals under such related-party leases are approximately $0.4 million for Fiscal 2016 and approximately $0.2 million in each year until the second lease expires in June 2020 for an aggregate of $1.2 million, which has been included in the above table. The leases also contain provisions for cost escalations and additional rent based on net sales in excess of stipulated amounts. Rent expense under these leases amounts to approximately $0.4 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

The former President and CEO of our Justice brand retired effective January 24, 2015. As a result, previously accrued deferred compensation under the terms of his employment agreement of approximately $35 million became payable and was reclassified from Other non-current liabilities to Accrued expenses and other current liabilities as of July 25, 2015. This obligation was paid during the first quarter of Fiscal 2016.

In addition to the deferred compensation, and also pursuant to the terms of his employment agreement, a previously accrued severance payment of $9 million was paid into a Rabbi Trust in Fiscal 2015. As of July 25, 2015, these funds were recorded as restricted cash within short-term investments included in Prepaid expenses and other current assets with a corresponding liability included in Accrued expenses and other current liabilities. This balance was also paid during the first quarter of Fiscal 2016.

Other Commitments

The Company enters into various cancelable and non-cancelable commitments during the year. Typically, those commitments are for less than a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company normally does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. Preliminary commitments with the Company’s private-label merchandise vendors typically are made five to seven months in advance of planned receipt date. Generally, these merchandise purchase commitments are cancelable up to 30 days prior to the vendor’s scheduled shipment date.

In addition, the Company has $13.3 million of outstanding letters of credit as of July 25, 2015.

Legal Matters

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation instituted by persons injured upon premises under our control; litigation regarding the merchandise that we sell, including our advertising and marketing practices and product and safety concerns; litigation with respect to various employment matters, including wage and hour litigation; litigation with present or former employees; and litigation regarding intellectual property rights. Although such litigation is routine and incidental to the conduct of our business, as with any business of our size with a significant number of employees and significant merchandise sales, such litigation could result in large monetary awards. However, management believes that, excluding the effect of the Justice pricing lawsuits discussed below, current pending litigation will not have a material adverse effect on our consolidated financial statements.

Justice Pricing Lawsuits

Mehigan v. Ascena Retail Group, Inc. and Tween Brands, Inc.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the Alleged Class Period, Justice did not operate any stores in Hawaii or Alaska. A similar class action lawsuit making substantially the same allegations as the Mehigan case was settled in December 2014 in Ohio.

Cowhey v. Tween Brands, Inc.

On February 17, 2015, Carol Cowhey, a consumer, filed a purported class action proceeding (the “Cowhey case”) against Ascena Retail Group, Inc. and Tween Brands, Inc. (doing business as “Justice”) in the Court of Common Pleas in Philadelphia, Pennsylvania on behalf of herself and all other similarly situated consumers who in the State of Pennsylvania made purchases at Justice during the Alleged Class Period. The allegations in the Cowhey case are substantially the same as those in the Mehigan case. The relief sought in the Cowhey case focuses on remedies available under Pennsylvania law, which the plaintiff claims include treble damages. On March 19, 2015, Justice removed the Cowhey case to federal court in the United States District Court for the Eastern District of Pennsylvania.

Consolidation of Mehigan and Cowhey Cases (Rougvie)

On April 8, 2015, the United States District Court for the Eastern District of Pennsylvania consolidated the Cowhey case and the Mehigan case. They are now consolidated for all pre-trial purposes in the federal court in the Eastern District of Pennsylvania.

On June 2, 2015, the court held a Rule 16 Conference and issued a Scheduling Order and Settlement Conference Order. The Scheduling Order sets a fact and expert discovery deadline of December 4, 2015, with trial scheduled for early 2016. In light of the settlement in principle described below, the trial will not go forward.

Traynor-Lufkin v. Tween Brands, Inc.

On March 6, 2015, Katie Traynor-Lufkin and three other named plaintiffs, all consumers, filed a purported nationwide class action (the “Traynor-Lufkin case”) against Tween Brands, Inc. (doing business as “Justice”) in the Court of Common Pleas in Cuyahoga County, Ohio. The Traynor-Lufkin case purports to include a class of Justice customers in 47 states. As with the Mehigan case, the Traynor-Lufkin case excludes Hawaii, Alaska and Ohio. During the Alleged Class Period, Justice did not operate any stores in Hawaii or Alaska. In December 2014, Justice settled a similar class action lawsuit in the State of Ohio. The allegations and damages sought in the Traynor-Lufkin case are substantially the same as those in the Mehigan case.

Removal of Traynor-Lufkin Case and Motion to Transfer

On April 7, 2015, Justice removed the Traynor-Lufkin case to the United States District Court for the Northern District of Ohio. On April 13, 2015, Justice filed a motion under 28 U.S.C. § 1408(a) to transfer the Traynor-Lufkin case to the United States District Court for the Eastern District of Pennsylvania. In seeking the transfer, Justice argued that there were already two consolidated actions pending in the Eastern District of Pennsylvania and that a forum in Ohio is not appropriate because no Ohio consumers are involved in the case. The Eastern District of Pennsylvania was advised that the Traynor-Lufkin case was related to Rougvie, and the case was reassigned on May 27, 2015.

Consolidation of Traynor-Lufkin and Rougvie case

On June 18, 2015, the United States District Court for the Eastern District of Pennsylvania consolidated the Cowhey case and the Mehigan case (collectively referred to as Rougvie) and the Traynor-Lufkin matters. The Scheduling and Settlement Conference Orders issued in the Rougvie matter are applicable to all parties in the Traynor-Lufkin and Rougvie cases, including the Company and all of the named plaintiffs in the consolidated actions.

Metoyer v. Tween Brands, Inc.

On May 29, 2015, Theresa Metoyer, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the Central Division of California, Eastern Division, on behalf of herself and all other similarly situated consumers who made purchases from Justice stores located in California during the four years preceding the filing of the lawsuit. The allegations in the Metoyer case are substantially the same as those in the other Justice pricing lawsuits described above. The relief sought by plaintiff is substantially the same as that sought in the other lawsuits.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On June 17, 2015, after consulting with opposing counsel, an Ex Parte Motion for an Extension of Time to Answer the was requested. The Court did not rule on the Motion, and Tween Brands, Inc. filed an Answer on June 18, 2015. The Court issued an Order setting a scheduling conference for August 24, 2015. On August 21, 2015, the Court issued an Order canceling the August 24 conference, directing the parties to file a joint status report, and indicating that the Court would consider resetting a status conference after review of the joint status report. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

Gallagher v. Tween Brands, Inc.

On June 4, 2015, Robert Gallagher, a consumer, filed a lawsuit against Tween Brands, Inc. in the United States District Court for the Eastern District of Missouri, Eastern Division. This lawsuit includes both national and Missouri purported class actions. The plaintiff seeks monetary damages and reasonable costs and attorneys' fees.

On June 25, 2015, the Court granted the parties’ Consent Motion for Extension of Defendant’s Time to Respond to the Complaint until after the Judicial Panel on Multidistrict Litigation (“JPML”) issues a ruling on the Motion to Transfer. The JPML issued its ruling denying the Motion to Transfer on August 7, 2015. On August 27, 2015, the Company filed its answer to the case. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

Kallay v. Tween Brands, Inc.

On June 5, 2015, Andrea Kallay, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the Southern District of Ohio, Eastern Division. This lawsuit includes both national and Wisconsin class actions. The plaintiff seeks monetary damages and reasonable costs and attorneys' fees.

On June 29, 2015, the Court granted the parties’ Consent Motion for Extension of Defendant’s Time to Respond to the Complaint until after the JPML issues a ruling on the Motion to Transfer. Following the JPML’s order denying the Motion to Transfer, the Company filed an Answer to the Complaint on August 28, 2015. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

Joiner v. Tween Brands, Inc.

On June 1, 2015, Rebecca Joiner, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the District of Maryland. This lawsuit includes putative national and Maryland classes. The plaintiff seeks monetary damages and reasonable costs and attorney’s fees. The parties have stipulated to an extension of the time to respond to the Complaint until after the JPML issues a ruling on the Motion to Transfer. Following the JPML’s order denying the Motion to Transfer, the Company filed an Answer to the Complaint on August 28, 2015. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

Loor v. Tween Brands, Inc.

On June 11, 2015, Yanetsy Loor, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the Middle District of Florida. This lawsuit includes putative national and Florida classes. The plaintiff seeks monetary damages and reasonable costs and attorney’s fees. The Company filed its Answer on August 21, 2015. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

Legendre v. Tween Brands, Inc.

On June 17, 2015, David Legendre, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the District of New Jersey. This lawsuit includes both national and New Jersey class actions. The plaintiff seeks monetary damages and reasonable costs and attorney’s fees. The Company expects to file a motion to stay this case in light of the broader settlement in principle described below.

In re Tween Brands, Inc., Marketing & Sales Practices Litigation. MDL No. 2646

On June 1, 2015, Andrea Kallay, the plaintiff in Kallay v. Tween Brands, Inc., filed a Motion to Transfer to the United State District Court for the Southern District of Ohio and for creation of a Multidistrict Litigation (MDL) proceeding styled In re: Tween Brands,

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inc., Marketing and Sales Practices Litigation, MDL 2646. Responses to the Motion to Transfer were submitted on June 23, 2015. The majority of plaintiffs in the above listed cases filed response motions in support of transfer and consolidation to the Southern District of Ohio. The Rougvie plaintiffs filed a response motion opposing transfer to the Southern District of Ohio and arguing for transfer to the Eastern District of Pennsylvania. Justice filed a Response in Opposition, supporting transfer and consolidation but arguing that the proper venue for the MDL is the Eastern District of Pennsylvania. The JPML held a hearing on July 30, 2015 on the Motion to Transfer and subsequently denied the Motion to Transfer in an Order issued on August 7, 2015.

Settlement Agreed to at July 2, 2015 Mediation

In July 2015, an agreement in principle was reached with the plaintiffs in the Rougvie case to settle the lawsuit on a class basis for approximately $50 million, including payments to members of the class, payment of legal fees and expenses of settlement administration. The Company believes that such amount reflects a liability that is both probable and reasonably estimable, thus a reserve for approximately $50 million was established in the fourth quarter of Fiscal 2015. This  settlement agreement is subject to the negotiation of a definitive class action settlement agreement, notice to the class and opportunity for class members to object or exclude themselves from the settlement, approval by the United States District Court for the Eastern District of Pennsylvania after consideration of any objections, and potential appeal to the United States Court of Appeals for the Third Circuit. Once there is a final non-appealable approval of the settlement, it will resolve all of the outstanding Justice class actions.  If the Plaintiffs in the other Justice cases do not agree to dismissal, the Company will move to dismiss those cases in light of the binding release of all class members affected by the settlement.  There is some possibility that individual class members could exclude themselves from the settlement, but they would then only be able to pursue individual claims rather than class claims.  If the six plaintiffs who have brought the other actions excluded themselves from the settlement, the Company believes that the liability associated with any of their individual cases would not be material. If the matters described herein do not occur and the pricing lawsuits are not settled on a class basis for approximately $50 million in accordance with the agreement in principle, the ultimate resolution of these matters may or may not result in an additional material loss which cannot be reasonably estimated at this time.

15. Equity

Capital Stock

The Company’s capital stock consists of one class of common stock and one class of preferred stock. There are 360 million shares of common stock authorized to be issued and 100,000 shares of preferred stock authorized to be issued. There are no shares of preferred stock issued or outstanding.

Common Stock Repurchase Program

In Fiscal 2010, the Company’s Board of Directors authorized a $100 million share repurchase program . The program was then expanded in Fiscal 2011 to cover an additional $100 million of authorized purchases (the “2010 Stock Repurchase Program”). Under the 2010 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions.

Cumulative repurchases under the 2010 Stock Repurchase Plan total $110.1 million. There were no repurchases of common stock by the Company during Fiscal 2015, Fiscal 2014 or Fiscal 2013 under its repurchase program. Repurchased shares normally are retired and treated as authorized but unissued shares.

The remaining availability under the 2010 Stock Repurchase Program was $89.9 million at July 25, 2015.

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing the net (loss) income applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share adjusts basic net (loss) income per common share for the effects of outstanding stock options, restricted stock, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net (loss) income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal Years Ended
	July 25, 2015 (a)	July 26, 2014	July 27, 2013
	(millions)
Basic	162.6	160.6	157.3
Dilutive effect of stock options, restricted stock and restricted stock units	—	4.5	6.0
Diluted shares	162.6	165.1	163.3

(a) There was no dilutive effect of stock options, restricted stock and restricted stock units in Fiscal 2015 as the impact of these items was anti-dilutive because of the Company's net loss incurred during the year.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance or market-based goals. Such performance or market-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period, and the result would be dilutive under the treasury stock method. As of the end of Fiscal 2015, Fiscal 2014 and Fiscal 2013 there was an aggregate of approximately 15.8 million, 5.6 million and 3.0 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based and market-based restricted stock units that were excluded from the diluted share calculations.

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion of, and are payable when declared by, the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company's borrowing arrangements as described in Note 11 and Note 19.

16. Stock-Based Compensation

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

As of July 25, 2015, there were approximately 8.3 million shares under the 2010 Stock Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
	(millions)
Compensation expense	$18.2	$30.6	$29.5
Income tax benefit	$(6.8)	$(11.5)	$(11.0)

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Expected Dividend Yield — The expected dividend yield is based on the Company's historical practice of not paying dividends on its common stock.

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
Expected term (years)	3.9	3.9	3.9
Expected volatility	38.8%	40.0%	41.6%
Risk-free interest rate	1.8%	1.5%	0.7%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value	$4.97	$7.11	$7.29

A summary of the stock option activity under all plans during Fiscal 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 26, 2014	12,714.4	$14.04	5.6	$45.7
Granted	3,287.4	14.08
Exercised	(908.1)	9.21
Canceled/Forfeited	(989.8)	17.26
Options outstanding – July 25, 2015	14,103.9	$14.13	5.1	$17.3
Options vested and expected to vest at July 25, 2015 (b)	13,755.8	$14.49	5.1	$17.3
Options exercisable at July 25, 2015	7,958.3	$12.25	4.3	$17.2
______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of July 25, 2015, there was $24.3 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. The total intrinsic value of options exercised during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was approximately $5.0 million, $17.1 million and $44.5 million,

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respectively. The total fair value of options that vested during Fiscal 2015, Fiscal 2014 and Fiscal 2013, was approximately $14.2 million, $14.1 million, and $11.8 million, respectively.

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

A summary of Restricted Equity Awards activity during Fiscal 2015 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 26, 2014	1,247.7	$17.66	662.1	$17.18	176.6	$16.68
Granted	506.5	13.96	164.0	13.75	61.0	13.34
Vested	(451.1)	17.33	(109.1)	12.91	—	—
Canceled/Forfeited	(201.2)	17.49	(267.9)	16.80	(52.8)	12.25
Nonvested at July 25, 2015	1,101.9	$16.13	449.1	$17.20	184.8	$16.84

	Service-based Restricted Equity Awards	Performance-based Restricted Equity Awards	Market-based Restricted Equity Awards
Total unrecognized compensation at July 25, 2015 (millions)	$8.5	$1.5	$0.9
Weighted-average years expected to be recognized over (years)	3.0	1.9	1.7

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additional information pertaining to Restricted Equity Awards activity is as follows:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
Service-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$13.96	$19.23	$20.22
Total fair value of awards vested (millions)	7.1	12.9	10.0

Performance-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$13.75	$20.06	$18.61
Total fair value of awards vested (millions)	1.4	2.6	—

Market-based Restricted Equity Awards:
Weighted-average grant date fair value of awards granted	$13.34	$19.46	$18.13
Total fair value of awards vested (millions)	—	0.6	—

Cash-Settled Long-Term Incentive Plan Awards

Cash-Settled LTIP Awards are stock-settled awards that entitle the holder to a cash payment equal to the value of the number of shares of the Company’s common stock earned at the end of a three-year performance period and are subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over that three year performance period. Compensation expense for the Cash-Settled LTIP Awards is recognized over the related vesting periods based on the expected performance of the plan and changes in the Company's stock price over time.

A summary of Cash-Settled LTIP Awards activity during Fiscal 2015 is as follows:

Cash-Settled LTIP Awards
Number of Shares
(thousands)
Nonvested at July 26, 2014	858.0
Granted	809.4
Vested	(107.5)
Canceled/Forfeited	(282.0)
Nonvested at July 25, 2015	1,277.9

As of July 25, 2015, there was $4.1 million of total unrecognized compensation cost related to Cash-Settled LTIP Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years. As of July 25, 2015, the liability for Cash-Settled LTIP Awards was $1.9 million, of which $0.2 million was classified within Accrued expenses and other current liabilities and $1.7 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. As of July 26, 2014, the liability for Cash-Settled LTIP Awards was $5.3 million, of which $1.8 million was classified within Accrued expenses and other current liabilities and $3.5 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. The Company paid $1.6 million and $6.2 million to settle such liabilities during Fiscal 2015 and Fiscal 2014, respectively.

17. Segments

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Net sales and operating (loss) income for each segment are as follows:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
Net sales:	(millions)
Justice	$1,276.8	$1,384.3	$1,407.4
Lane Bryant	1,095.9	1,080.0	1,050.1
maurices	1,060.6	971.4	917.6
dressbarn	1,023.6	1,022.5	1,020.7
Catherines	346.0	332.4	319.1
Total net sales	$4,802.9	$4,790.6	$4,714.9

Operating (loss) income:
Justice	$(62.8)	$99.3	$182.3
Lane Bryant	(308.0)	(4.3)	(30.1)
maurices	125.9	86.0	107.0
dressbarn	10.7	39.4	30.3
Catherines	31.0	24.4	10.4
Unallocated acquisition and integration expenses	(31.7)	(34.0)	(34.6)
Total operating (loss) income	$(234.9)	$210.8	$265.3

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and amortization expense and capital expenditures for each segment are as follows:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
Depreciation and amortization expense:	(millions)
Justice	$70.2	$60.7	$56.3
Lane Bryant	46.8	45.6	43.7
maurices	43.3	39.5	31.5
dressbarn	50.7	40.5	38.5
Catherines	7.2	7.3	6.0
Total depreciation and amortization expense	$218.2	$193.6	$176.0

Capital expenditures (a):
Justice	$51.5	$93.5	$65.9
Lane Bryant	47.9	53.5	49.1
maurices	56.3	54.0	45.1
dressbarn	47.6	93.5	50.3
Catherines	6.2	7.3	2.7
Corporate (b)	103.0	175.7	77.8
Total capital expenditures	$312.5	$477.5	$290.9

(a) Excludes ending accrued capital expenditures of $50.8 million in Fiscal 2015, $64.4 million in Fiscal 2014 and $58.9 million in Fiscal 2013.
(b) Includes capital expenditures for technological and supply chain infrastructure and corporate office space.

Total assets for each segment consist of the following:

	July 25, 2015	July 26, 2014
Assets:	(millions)
Justice	$826.8	$858.3
Lane Bryant (a)	597.3	866.4
maurices	562.2	535.5
dressbarn	336.1	358.2
Catherines	98.9	86.6
Corporate (b)	494.4	418.8
Total assets	$2,915.7	$3,123.8
 _______

(a) The decrease is primarily due to the impairment losses related to Lane Bryant's goodwill of $261.7 million and trade name of $44.7 million.
(b) Includes assets specifically identified as Corporate assets, principally cash, and corporate fixed assets as discussed above.

The Company’s operations are largely concentrated in the United States and Canada. Accordingly, net sales and long-lived assets by geographic location are not meaningful at this time.

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Fiscal Years Ended
	July 25, 2015	July 26, 2014	July 27, 2013
	(millions)
Apparel	84%	83%	83%
Accessories and other	16%	17%	17%
Total net sales	100%	100%	100%

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Additional Financial Information

	Fiscal Years Ended
Cash Interest and Taxes:	July 25, 2015	July 26, 2014	July 27, 2013
	(millions)
Cash paid for interest	$4.6	$4.6	$15.6
Cash (received) paid for income taxes	$(5.9)	$42.1	$19.7

Non-cash Transactions

Non-cash investing activities include the accrued purchases of fixed assets in the amount of $50.8 million as of July 25, 2015, $64.4 million as of July 26, 2014 and $58.9 million as of July 27, 2013.

19. Subsequent Events

On August 21, 2015, the Company completed the acquisition of ANN, INC. ("ANN") for an aggregate purchase price of approximately $2.1 billion, excluding transaction costs (the "ANN Acquisition"). The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of the Company's common stock valued at approximately $345 million, based on the ascena stock price on the date of acquisition. The cash portion of the purchase price was funded with new borrowings under a $1.8 billion seven-year, variable-rate term loan described below.
The Company will account for the ANN Acquisition under the purchase method of accounting for business combinations. Accordingly, the cost to acquire such assets will be allocated to the underlying net assets in proportion to estimates of their respective fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired will be recorded as goodwill. Since the closing date of the acquisition occurred subsequent to the end of Fiscal 2015, the allocation of the purchase price to the underlying net assets has not yet been completed. The Company will reflect the preliminary valuation of the net assets acquired in its financial statements for the first quarter of Fiscal 2016. The operational results of ANN will be consolidated in the Company’s first quarter of Fiscal 2016 operational results from August 21, 2015, the effective date of the ANN Acquisition.
The purchase price excluded transaction costs of $7.0 million incurred by the Company in Fiscal 2015 which were expensed as incurred and recorded as Acquisition and integration expenses in the accompanying consolidated statements of operations. Additionally, the Company expects to incur transaction costs of approximately $25 million after July 25, 2015 which will be expensed as incurred during the first quarter of Fiscal 2016.

Amended Revolving Credit Agreement

In August 2015, in connection with the ANN Acquisition, the Company and certain of its domestic subsidiaries amended the Revolving Credit Agreement (the “Amended Revolving Credit Agreement”). The Amended Revolving Credit Agreement increased the aggregate revolving commitments from $500 million to $600 million, with an optional increase of up to $200 million and extended the maturity date to August 2020. There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement. However, borrowing availability under the Amended Revolving Credit Agreement (the "Availability") is limited by the amount of eligible inventory and receivables as defined in the Amended Revolving Credit Agreement.

The Amended Revolving Credit Agreement may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures and for general corporate purposes. The Amended Revolving Credit Agreement includes a $350 million letter of credit sublimit, of which $100 million can be used for standby letters of credit, and a $30 million swing loan sublimit.

Throughout the term of the Amended Revolving Credit Agreement, the Company can elect to borrow either Alternative Base Rate Borrowings ("ABR Borrowings") or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using the LIBOR for such Interest Period plus an applicable margin ranging from 125 basis points to 150 basis points based on the Company’s average availability during the previous fiscal quarter. ABR Borrowings bear interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) one-month LIBOR plus 100 basis points; plus an applicable margin ranging from 25 basis points to 50 basis points based on the average availability during the previous fiscal quarter.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the terms of the Amended Revolving Credit Agreement, the unutilized commitment fee ranges from 20 basis points to 25 basis points per annum based on the Company's average utilization during the previous fiscal quarter.

Term Loan

Also in connection with the ANN Acquisition, the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which provides for an additional term facility of $200 million plus, as long as the Company maintains a minimum senior secured leverage ratio as defined in the Term Loan (the "Senior Secured Leverage Ratio") and among other factors, an unlimited amount.
The Term Loan matures on August 21, 2022, and has mandatory quarterly repayments of $4.5 million in calendar 2016 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.3 billion required at maturity. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan , of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties, provided that any prepayment made prior to August 21, 2016 with the proceeds of certain repricing events will be subject to a premium equal to 1% of the aggregate principal amount of the Term Loan repaid.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis point floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a floor of 175 basis points) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. The original issue discount of the Term Loan was $36.0 million and will be amortized into interest expense.

Restrictions under the Term Loan and the Amended Revolving Credit Agreement (collectively the "Borrowing Agreements")

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 to 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $45 million for three consecutive business days and ends when Availability is greater than these thresholds for 30 consecutive days.

The Borrowing Agreements contain customary negative covenants, subject to negotiated exceptions, on (i) liens and guarantees, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions, (vi) restricted payments, cash dividends, stock repurchase and certain other restrictive agreements. The borrowing agreements also contain customary events of default, such as payment defaults, cross-defaults to certain material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business, in each case subject to customary grace periods.

The Company's Amended Revolving Credit Agreement allows us to pay dividends, provided that at the time of and immediately after giving effect to the dividend, (i) there is no default or event of default, and (ii) Availability is not less than 20% of the aggregate revolving commitments, subject to a maximum predetermined limit. The Company's Term Loan allows us to pay dividends, provided that at the time of and immediately after giving effect to the dividend, (i) there is no default or event of default, and (ii) total leverage ratio, as defined in the Term Loan, after giving effect to such dividend, is above predetermined limits. Dividends are payable when declared by our Board of Directors.

The Company’s obligations under the Borrowing Agreements are guaranteed by certain of its domestic subsidiaries (the “Subsidiary Guarantors”). As collateral under the borrowing agreements and the guarantees thereof, the Company and the Subsidiary Guarantors have granted to the administrative agents for the benefit of the lenders, a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory and certain material real estate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ascena Retail Group, Inc.
Mahwah, New Jersey

We have audited the accompanying consolidated balance sheets of Ascena Retail Group, Inc. and subsidiaries (the “Company”) as of July 25, 2015 and July 26, 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three fiscal years in the period ended July 25, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ascena Retail Group, Inc. and subsidiaries as of July 25, 2015 and July 26, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 25, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 25, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 16, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ascena Retail Group, Inc.
Mahwah, New Jersey

We have audited the internal control over financial reporting of Ascena Retail Group, Inc. and subsidiaries (the “Company”) as of July 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 25, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended July 25, 2015 of the Company and our report dated September 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 16, 2015

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

Fiscal Year Ended July 25, 2015	Fourth Quarter (a)(b)(c)(d)	Third Quarter (a)(b)	Second Quarter (a)(b)	First Quarter (a)(b)
	(millions, except per share data)
Net sales	$1,169.8	$1,150.3	$1,288.6	$1,194.2
Gross margin	637.6	675.1	662.0	694.5
(Loss) income from continuing operations	(323.4)	24.4	8.7	53.5
Loss from discontinued operations, net of taxes	—	—	—	—
Net (loss) income	(323.4)	24.4	8.7	53.5
Net (loss) income per common share – basic:
Continuing operations	$(1.98)	$0.15	$0.05	$0.33
Discontinued operations	$—	$—	$—	$—
Net (loss) income per common share – diluted:
Continuing operations	$(1.98)	$0.15	$0.05	$0.32
Discontinued operations	$—	$—	$—	$—

Fiscal Year Ended July 26, 2014	Fourth Quarter (a)(b)(c)	Third Quarter (a)(b)	Second Quarter (a)(b)	First Quarter (a)(b)
	(millions, except per share data)
Net sales	$1,182.4	$1,145.1	$1,266.5	$1,196.6
Gross margin	647.2	657.7	661.9	693.2
Income from continuing operations	15.9	35.6	32.4	54.3
Loss from discontinued operations, net of taxes	(0.2)	(2.4)	(0.5)	(1.7)
Net income	15.7	33.2	31.9	52.6
Net income per common share – basic:
Continuing operations	$0.10	$0.22	$0.20	$0.34
Discontinued operations	$—	$(0.02)	$—	$(0.01)
Net income per common share – diluted:
Continuing operations	$0.10	$0.22	$0.19	$0.33
Discontinued operations	$—	$(0.02)	$—	$(0.01)
________

(a)
Fiscal 2015 includes Acquisition and integration expenses of $9.0 million, $5.3 million, $4.6 million and $12.8 million in the first, second, third and fourth quarters, respectively. Fiscal 2014 includes Acquisition and integration expenses of $5.3 million, $6.9 million, $12.7 million and $9.1 million in the first, second, third and fourth quarters, respectively.

(b) Fiscal 2015 includes accelerated depreciation of $0.5 million, $0.1 million, $2.8 million and $3.1 million in the first, second, third and fourth quarters, respectively. Fiscal 2014 includes accelerated depreciation of $2.9 million, $3.1 million, $1.7 million and $0.9 million in the first, second, third and fourth quarters, respectively. Refer to Note 7 to the consolidated financial statements for additional information.

(c) In the fourth quarter of Fiscal 2015, the Company recorded a non-cash impairment charge of $44.7 million related to Lane Bryant's trade name and $261.7 million related to Lane Bryant's goodwill. In the fourth quarter of Fiscal 2014, the Company recorded a non-cash impairment charge of $13.0 million to write off the entire carrying value of the maurices Studio Y trade name. Refer to Note 8 to the consolidated financial statements for additional information.

(d)
In the fourth quarter of Fiscal 2015, the Company established a legal reserve of approximately $50 million in connection with the Justice pricing lawsuits. Refer to Note 14 to the consolidated financial statements for additional information.

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended July 25, 2015 have been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for the fiscal years ended July 28, 2012 and July 30, 2011 have been derived from audited consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

The consolidated balance sheet data as of July 25, 2015 and July 26, 2014 have been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The consolidated balance sheet data as of July 27, 2013, July 28, 2012 and July 30, 2011 have been derived from audited consolidated financial statements not included herein.

The Non-GAAP financial data below has been derived from our audited consolidated financial statements and is unaudited.

	Fiscal Years Ended(a)
	July 25, 2015 (b)(c)(d)(e)	July 26, 2014 (b)(d)(e)	July 27, 2013 (b)(d)(f)	July 28, 2012 (b)(h)(i)	July 30, 2011 (f)
	(millions, except for share data)
Statement of Operations Data:
Net sales	$4,802.9	$4,790.6	$4,714.9	$3,353.3	$2,914.0
Impairment of goodwill	(261.7)	—	—	—	—
Impairment of intangible assets	(44.7)	(13.0)	—	—	—
Depreciation and amortization expense	(218.2)	(193.6)	(176.0)	(107.4)	(89.8)
Operating (loss) income	(234.9)	210.8	265.3	292.6	289.8
(Loss) income from continuing operations	(236.8)	138.2	155.2	171.8	170.5

Net (loss) income from continuing operations per common share:
Basic	$(1.46)	$0.86	$0.99	$1.12	$1.09
Diluted	(1.46)	0.84	0.95	$1.08	$1.05

Balance sheet data:
Cash and cash equivalents	$240.6	$156.9	$186.4	$164.3	$243.5
Working capital (g)	232.2	291.7	306.3	325.6	384.6
Total assets (g)	2,915.7	3,123.8	2,871.7	2,807.1	1,839.6
Total debt	116.0	172.0	135.6	326.6	—
Total equity	$1,518.1	$1,737.7	$1,556.4	$1,340.9	$1,158.0

Non-GAAP Financial Data (Unaudited):
Adjusted EBITDA (j)	$374.1	$438.4	$495.8	$438.9	$391.9
________

(a) All fiscal years presented consisted of 52 weeks.
(b) Includes Acquisition and integration expenses in Operating income of $31.7 million in Fiscal 2015, $34.0 million in Fiscal 2014, $34.6 million in Fiscal 2013, and $25.4 million in Fiscal 2012.
(c) Includes the establishment of a legal reserve of approximately $50 million in connection with the Justice pricing lawsuits. Refer to Note 14 in the consolidated financial statements for additional information.
(d) Includes accelerated depreciation of $5.9 million in Fiscal 2015 in connection with the closure of the Brothers brand and $0.6 million, $8.6 million $14.2 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, in connection with the Company’s supply chain and technological integration efforts. Refer to Note 7 in the consolidated financial statements for additional information.
(e) Includes a non-cash impairment charge of $261.7 million in Fiscal 2015 related to Lane Bryant's goodwill and $44.7 million in Fiscal 2015 related to Lane Bryant's trade name and $13.0 million in Fiscal 2014 to write off the entire carrying value of the Studio Y trade name. Refer to Note 8 in the consolidated financial statements for additional information.
(f) Includes losses on the extinguishment of debts of $9.3 million in Fiscal 2013 and $4.0 million in Fiscal 2011. Refer to Note 11 to the consolidated financial statements for additional information.
(g) Fiscal 2013 and Fiscal 2012 include net assets related to discontinued operations of $17.3 million and $15.0 million, respectively.
(h) The acquisition of Lane Bryant and Catherines was consummated on June 14, 2012.
(i) Includes Acquisition-related transaction costs of $14.0 million in Fiscal 2012.
(j) For an explanation of Adjusted EBITDA as a measure of our operating performance and a reconciliation to Net (loss) income, refer to the "Information Regarding Non-GAAP Financial Measure - Adjusted EBITDA" section included in Management's Discussion & Analysis.