Form 10-Q
period 2015-10-24
Ascena Retail Group, Inc.
filed 2015-12-01
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 24, 2015

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
The Registrant had 195,964,036 shares of common stock outstanding as of November 27, 2015.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 24, 2015	July 25, 2015
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$322.9	$240.6
Inventories	889.2	489.3
Deferred tax assets	68.2	88.5
Prepaid expenses and other current assets	253.8	131.5
Total current assets	1,534.1	949.9
Property and equipment, net	1,619.3	1,170.0
Goodwill	1,272.9	319.7
Other intangible assets, net	1,297.1	388.3
Other assets	82.1	78.3
Total assets	$5,805.5	$2,906.2

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$417.4	$238.8
Accrued expenses and other current liabilities	476.3	403.2
Deferred income	104.7	64.1
Income taxes payable	7.7	11.6
Current portion of long-term debt	13.5	—
Total current liabilities	1,019.6	717.7
Long-term debt, less current portion	1,793.0	106.5
Lease-related liabilities	418.1	241.4
Deferred income taxes	539.8	181.8
Other non-current liabilities	173.7	140.7
Total liabilities	3,944.2	1,388.1

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01 per share; 195.9 million and 163.2 million shares issued and outstanding	2.0	1.6
Additional paid-in capital	1,029.5	669.8
Retained earnings	841.2	859.3
Accumulated other comprehensive loss	(11.4)	(12.6)
Total equity	1,861.3	1,518.1
Total liabilities and equity	$5,805.5	$2,906.2

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 24, 2015	October 25, 2014
	(millions, except per share data) (unaudited)
Net sales	$1,672.0	$1,194.2
Cost of goods sold	(775.9)	(499.7)
Gross margin	896.1	694.5

Other operating expenses:
Buying, distribution and occupancy expenses	(296.4)	(214.4)
Selling, general and administrative expenses	(486.7)	(354.5)
Acquisition and integration expenses	(42.5)	(9.0)
Depreciation and amortization expense	(82.5)	(50.5)
Total other operating expenses	(908.1)	(628.4)
Operating (loss) income	(12.0)	66.1

Interest expense	(20.5)	(1.7)
Interest and other income, net	0.6	0.1
(Loss) income before provision for income taxes	(31.9)	64.5
Benefit (provision) for income taxes	13.8	(11.0)
Net (loss) income	$(18.1)	$53.5

Net (loss) income per common share:
Basic	$(0.10)	$0.33
Diluted	$(0.10)	$0.32

Weighted average common shares outstanding:
Basic	184.8	162.0
Diluted	184.8	164.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	October 24, 2015	October 25, 2014
	(millions) (unaudited)
Net (loss) income	$(18.1)	$53.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1.2	(2.4)
Total other comprehensive income (loss)	1.2	(2.4)
Total comprehensive (loss) income	$(16.9)	$51.1

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 24, 2015	October 25, 2014
	(millions) (unaudited)
Cash flows from operating activities:
Net (loss) income	$(18.1)	$53.5
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	82.5	50.5
Deferred income tax expense (benefit)	6.1	(12.6)
Deferred rent and other occupancy costs	(12.2)	(9.2)
Amortization of acquisition-related inventory write-up	104.2	—
Stock-based compensation expense	4.8	6.8
Impairments of tangible assets	1.9	1.8
Non-cash interest expense, net	2.3	0.3
Other non-cash income, net	(2.9)	(1.9)
Excess tax benefits from stock-based compensation	(1.1)	(0.1)
Changes in operating assets and liabilities:
Inventories	(105.8)	(72.8)
Accounts payable, accrued liabilities and income tax liabilities	(99.3)	10.4
Deferred income	(2.2)	1.0
Lease-related liabilities	14.9	8.7
Other balance sheet changes, net	(21.5)	(13.0)
Net cash (used in) provided by operating activities	(46.4)	23.4

Cash flows from investing activities:
Cash paid for the acquisition of ANN INC., net of cash acquired (Note 4)	(1,494.6)	—
Capital expenditures	(93.0)	(96.5)
Purchase of investments	—	(12.9)
Proceeds from sales and maturities of investments	12.7	26.8
Net cash used in investing activities	(1,574.9)	(82.6)

Cash flows from financing activities:
Proceeds from long-term borrowings, net of original issue discount	1,764.0	—
Proceeds from revolver borrowings	523.5	214.0
Repayments of revolver borrowings	(552.0)	(150.0)
Payment of deferred financing costs	(41.4)	—
Proceeds from stock options exercised and employee stock purchases	8.4	2.3
Excess tax benefits from stock-based compensation	1.1	0.1
Net cash provided by financing activities	1,703.6	66.4

Net increase in cash and cash equivalents	82.3	7.2
Cash and cash equivalents at beginning of period	240.6	156.9

Cash and cash equivalents at end of period	$322.9	$164.1

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On August 21, 2015, the Company acquired ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands (the "ANN Acquisition"). The Company operates, through its 100% owned subsidiaries, ecommerce operations and approximately 5,000 stores throughout the United States, Canada and Puerto Rico. The Company's pro forma annual revenues for the fiscal year ended July 25, 2015 of approximately $7.3 billion assumes that the ANN Acquisition had occurred as of the beginning of the fiscal year (See Note 4). The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company had the following reportable segments and store counts as of October 24, 2015: ANN 1,049 stores; Justice 978 stores; Lane Bryant 772 stores; maurices 964 stores; dressbarn 828 stores; and Catherines 377 stores.

All of our segments sell fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our ANN segment offers modern feminine classics and versatile fashion choices, sold primarily under the Ann Taylor and LOFT brands. Our Justice segment offers fashionable apparel to girls ages 5 to 12 in an environment designed to match the energetic lifestyle of tween girls. Our Lane Bryant segment offers fashionable and sophisticated plus-size apparel under multiple private labels, such as Lane Bryant and Cacique. Our maurices segment offers up-to-date fashion including core and plus-size offerings, with stores concentrated in small markets (approximately 25,000 to 150,000 people). Our dressbarn segment offers moderate-to-better quality career, special occasion and casual fashion for working women. Finally, our Catherines segment offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, including a focus on extended size ranges.

2. Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and are unaudited. In the opinion of management, however, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial condition, results of operations, comprehensive (loss) income and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the U.S. (“US GAAP”) have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to ensure that the information is fairly presented.

The condensed consolidated balance sheet data as of July 25, 2015 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended July 25, 2015 (the “Fiscal 2015 10-K”), which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2015 10-K for a complete set of financial statements.

Fiscal Period

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2016 will end on July 30, 2016 and will be a 53-week period (“Fiscal 2016”). Fiscal 2015 ended on July 25, 2015 and reflected a 52-week period (“Fiscal 2015”). The first quarter of Fiscal 2016 ended on October 24, 2015 and was a 13-week period. The first quarter of Fiscal 2015 ended on October 25, 2014 and was also a 13-week period.

The ANN segment utilizes a 52-53 week fiscal year following the National Retail Federation calendar. Accordingly, ANN's results have been included herein for the post-acquisition period from August 22, 2015 to October 31, 2015. The effect of the one-week reporting period difference is not material to the condensed consolidated financial statements for the three months ended October 24, 2015. In addition, Fiscal 2016 for ANN will end on July 30, 2016 and represent a 13-week period for the fourth quarter, compared to a 14-week period for the Company's other segments. As a result, ANN will be on the same fiscal calendar as the Company's other segments at the end of Fiscal 2016.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Significant Accounting Policies

There are no changes in the Company’s significant accounting policies as described in Notes 3 and 4 to the Fiscal 2015 10-K other than as a result of the ANN Acquisition, as described below.

The ANN segment uses the weighted average cost method to value inventory while the Company’s other segments use the retail inventory method.  Under the weighted average cost method, inventory is valued at the lower of average cost or market, at the individual item level. Inventory cost is adjusted when the current selling price or future estimated selling price is less than cost.

3. Recently Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The recognition and measurement for debt issuance costs are not affected and will continue to be recognized over the life of the debt instrument. The guidance is effective for fiscal years beginning after December 15, 2015 and interim periods therein. The guidance is to be applied retrospectively, with early application permitted. The Company early adopted this guidance in the first quarter of Fiscal 2016 and as a result reclassified unamortized debt issuance costs of $9.5 million as of July 25, 2015 from Other assets to a reduction of Long-term debt, less current portion in the accompanying condensed consolidated balance sheets.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this guidance, the acquirer must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods, as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this ASU in the first quarter of Fiscal 2016. There were no measurement-period adjustments during this quarter and the adoption had no impact on the accompanying condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"), which requires inventory to be measured at the lower of cost and net realizable value and thus, simplifies the current guidance of measuring inventory at the lower of cost or market. ASU 2015-11 is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating ASU 2015-11 and its impact on the Company's consolidated financial statements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition." The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance, which was deferred in July 2015, is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. The guidance may be applied retrospectively to each period presented or with the cumulative effect recognized as of the initial date of application. Early application is not permitted. The Company is currently evaluating the new standard and its impact on the Company's condensed consolidated financial statements.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Acquisition of ANN INC.

On August 21, 2015, the Company acquired 100% of the outstanding common stock of ANN for an aggregate purchase price of approximately $2.1 billion. The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of the Company's common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. The cash portion of the purchase price was funded with borrowings under a $1.8 billion seven-year, variable-rate term loan described in Note 10. The acquisition is intended to diversify our portfolio of brands that serve the needs of women of different ages, sizes and demographics.

The Company accounted for the ANN Acquisition under the acquisition method of accounting for business combinations. Accordingly, the cost to acquire such assets was allocated to the underlying net assets in proportion to estimates of their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which consists largely of the synergies and economies of scales expected from integrating ANN's operations. Goodwill is non- deductible for income tax purposes. Given the close proximity of the closing date of the acquisition to the end of the Company's current fiscal quarter, the allocation of the purchase price to the assets acquired and liabilities assumed, including the amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information that existed at the date of the acquisition related to the values of assets acquired and liabilities assumed is obtained. The Company expects to finalize the allocation of the purchase price to the assets acquired and liabilities assumed by the spring of 2016, particularly as it relates to the valuation of ANN's numerous leases.

The preliminary assessment of fair values of assets acquired and liabilities assumed as of August 21, 2015 is as follows:

August 21, 2015
(millions)
Cash and cash equivalents	$257.6
Inventories	398.3
Prepaid expenses and other current assets	100.8
Property and equipment	451.0
Goodwill	953.2
Other intangible assets (Note 5):
Trade names	815.0
Customer relationships	51.5
Favorable leases	49.0
Other assets	3.5
Total assets acquired	3,079.9

Accounts payable	155.6
Accrued expenses and other current liabilities (a)	197.0
Deferred income	46.0
Lease-related liabilities	176.6
Deferred income taxes	374.1
Other non-current liabilities (a)	33.4
Total liabilities assumed	982.7

Total net assets acquired	$2,097.2
_______

(a)
As part of the ANN Acquisition, the Company assumed employee-related obligations of approximately $100 million, including approximately $70 million of which were paid during the three months ended October 24, 2015 and the remaining approximately $30 million are expected to be paid by August 2016. Also in connection with the ANN Acquisition, the Company assumed ANN's pension plan which is frozen and for which the accumulated benefit obligation exceeded the plan's assets by approximately $6 million as of the acquisition date.

The values assigned to the Ann Taylor and LOFT trade names were derived using the relief-from-royalties method under the income approach. This approach is used to estimate the cost savings that accrue for the owner of an intangible asset who would

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

otherwise have to pay royalties or licensing fees on revenues earned through the use of the asset if they had not owned the rights to use the assets. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value. The Ann Taylor and LOFT trade names are deemed to have indefinite lives and are not amortized but subject to an impairment assessment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

The value assigned to customer relationships was derived using the multi-period excess earnings method under the income approach. This approach estimates the excess earnings generated over the lives of the customers that existed as of the acquisition date and discounts such earnings to present value. Customer relationships are amortized over five years based on the pattern of revenue expected to be generated from the use of the asset.

The values of favorable and unfavorable leasehold interests are determined by comparing the present value of the contract rent over the remaining lease term with that of the market rent, taking into account the type, size and location of the property. Favorable leasehold interests are included within Other intangible assets, net and unfavorable leasehold interests are included within Lease-related liabilities in the table above. ANN's historical lease-related liabilities of similar amounts were eliminated through the purchase accounting. The favorable and unfavorable leasehold interests are amortized into Buying, distribution and occupancy expenses over a weighted-average lease term of approximately four years.

The fair value of ANN's inventory as of the acquisition date was determined by using the estimated selling price, adjusted for the estimated costs of disposal and a reasonable profit margin. Approximately $104 million related to the write-up of inventory to its fair value was amortized to Cost of goods sold in the accompanying condensed consolidated statement of operations in the first quarter of Fiscal 2016, and the remaining $23 million of the inventory step-up will be amortized in the second quarter of Fiscal 2016 as the remaining acquired inventory is sold.

The operational results of ANN for the post-acquisition period from August 22, 2015 to October 31, 2015 are included in the Company’s accompanying condensed consolidated statement of operations for the first quarter of Fiscal 2016. Such post-acquisition results consist of the following:

For the period from August 22, 2015 to October 31, 2015
(millions)
Net sales	$501.2
Net loss	$(56.9)

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following pro forma information has been prepared as if the ANN Acquisition and the issuance of debt to finance the acquisition had occurred as of the beginning of Fiscal 2015. The pro forma amounts reflect the historical operational results for ascena and ANN, after giving effect to (i) interest expense, including amortization of original issue discount and debt issuance costs related to the $1.8 billion term loan, of $26.3 million for the first quarter of Fiscal 2016 and $26.0 million for the first quarter of Fiscal 2015, (ii) depreciation and amortization expenses on the fair value adjustments to ANN's property and equipment and customer relationships of $5.1 million for the first quarter of Fiscal 2016 and $6.5 million for the first quarter of Fiscal 2015, and (iii) the tax effects of the above items at an estimated statutory rate of 39.5%. Transaction costs of $20.5 million and the amortization of the fair value adjustments to inventory of approximately $104 million currently included in the operational results for the first quarter of Fiscal 2016 are excluded from the pro forma amounts due to their non-recurring nature. The pro forma weighted-average number of common shares outstanding for each period assumes that 31.2 million shares of ascena common stock issued in connection with the acquisition had been issued as of the beginning of Fiscal 2015. The pro forma weighted-average number of diluted shares outstanding for the first quarter of Fiscal 2016 includes the potential dilutive shares of 1.9 million, which are excluded from the reported weighted-average diluted shares outstanding due to the net loss incurred during the period. The pro forma financial information is not indicative of the operational results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of the Company’s future operational results.

	Three Months Ended
	October 24, 2015	October 25, 2014
	(millions, except per share data) (unaudited)
Pro forma net sales	$1,794.0	$1,841.0
Pro forma net income	$51.9	$63.8
Pro forma net income per common share:
Basic	$0.27	$0.33
Diluted	$0.26	$0.33

5. Goodwill and Other Intangible Assets

Goodwill

The following details the changes in goodwill for each reportable segment:

	ANN	Justice	Lane Bryant (a)	maurices	dressbarn	Catherines	Total
	(millions)
Balance at July 25, 2015	$—	$103.6	$57.4	$130.7	$—	$28.0	$319.7
Acquisition-related activity (Note 4)	953.2	—	—	—	—	—	953.2
Balance at October 24, 2015	$953.2	$103.6	$57.4	$130.7	$—	$28.0	$1,272.9

(a) Net of accumulated impairment losses of $261.7 million for the Lane Bryant segment as of July 25, 2015 and October 24, 2015.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	October 24, 2015			July 25, 2015
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:	(millions)
Proprietary technology	$5.8	$(5.8)	$—	$5.8	$(5.8)	$—
Customer relationships	54.2	(7.0)	47.2	2.7	(2.7)	—
Favorable leases	49.0	(2.4)	46.6	—	—	—
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	114.3	(20.5)	93.8	13.8	(13.8)	—
Intangible assets not subject to amortization:
Brands and trade names	1,192.4	—	1,192.4	377.4	—	377.4
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	1,203.3	—	1,203.3	388.3	—	388.3
Total intangible assets	$1,317.6	$(20.5)	$1,297.1	$402.1	$(13.8)	$388.3

Amortization

The Company recognized amortization expense of $4.3 million on finite-lived intangible assets, excluding favorable leases discussed in Note 4, for the three months ended October 24, 2015 and $0.7 million for the three months ended October 25, 2014, which is classified within Depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The Company amortizes customer relationships recognized as part of the ANN Acquisition over five years based on the pattern of revenue expected to be generated from the use of the asset.

Based on the amount of intangible assets subject to amortization as of October 24, 2015, excluding the favorable leases discussed in Note 4, the expected amortization for each of the next five fiscal years is as follows:

Expected Amortization
(millions)
2016 (remaining nine months)	$12.9
2017	12.5
2018	9.4
2019	7.1
2020	5.3
Total	$47.2

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	October 24, 2015	July 25, 2015
	(millions)
ANN (a)	$296.6	$—
Justice	158.6	136.0
Lane Bryant	151.5	126.5
maurices	129.8	103.8
dressbarn	107.1	93.3
Catherines	45.6	29.7
Total inventories	$889.2	$489.3

_______

(a) ANN's inventory as of the end of the first quarter of Fiscal 2016 included unamortized inventory step-up of approximately $23 million related to the ANN Acquisition, which will be expensed in the second quarter of Fiscal 2016 as the remaining acquired inventory is sold.

7. Property and Equipment

Property and equipment, net, consist of the following:

	October 24, 2015	July 25, 2015
	(millions)
Property and Equipment:
Land	$31.9	$30.4
Buildings and improvements	197.4	189.3
Leasehold improvements	926.1	652.7
Furniture, fixtures and equipment	697.0	572.7
Information technology	469.5	356.2
Construction in progress	151.4	148.6
	2,473.3	1,949.9
Less: accumulated depreciation	(854.0)	(779.9)
Property and equipment, net	$1,619.3	$1,170.0

Long-Lived Assets Impairment

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Impairment losses for retail store-related assets and finite-lived intangible assets are included as a component of SG&A expenses in the accompanying condensed consolidated statements of operations for all periods. There were no finite-lived intangible asset impairment losses recorded for any of the periods presented.

Impairment charges related to long-lived tangible assets by segment are as follows:

	Three Months Ended
	October 24, 2015	October 25, 2014
	(millions)
Justice	$0.3	$0.7
Lane Bryant	—	0.2
maurices	0.6	0.8
dressbarn	1.0	0.1
Total impairment charges	$1.9	$1.8

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	October 24, 2015	July 25, 2015
	(millions)
Prepaid expenses (a)	$119.0	$45.6
Accounts and other receivables (b)	133.8	70.8
Short-term investments	0.7	13.4
Other current assets	0.3	1.7
Total prepaid expenses and other current assets	$253.8	$131.5
_______

(a) Increase is mainly related to prepaid rent and rent-related items of ANN.
(a) Increase is related to higher income tax receivables as of October 24, 2015.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	October 24, 2015	July 25, 2015
	(millions)
Accrued salary, wages and related expenses	$200.2	$176.9
Accrued operating expenses	207.7	202.1
Sales and other taxes payable	22.5	14.2
Other	45.9	10.0
Total accrued expenses and other current liabilities	$476.3	$403.2

10. Debt

Debt consists of the following:	October 24, 2015	July 25, 2015
	(millions)
Principal:
Revolving credit facility	$87.5	$116.0
Term Loan	1,800.0	—
	1,887.5	116.0
Less: unamortized debt issuance costs (a)	(45.8)	(9.5)
unamortized original issue discount (a)	(35.2)	—
	1,806.5	106.5
Less: current portion	(13.5)	—
Total long-term debt	$1,793.0	$106.5
_______
(a) The original issue discount and debt issuance costs for the term loan are amortized over the life of the term loan using the interest rate method based on an imputed interest rate of approximately 6.3%. The unamortized debt issuance costs in connection with the Amended Revolving Credit Agreement, as defined below, are amortized on a straight-line basis over the life of the Amended Revolving Credit Agreement.

Amended Revolving Credit Agreement

In August 2015, in connection with the ANN Acquisition, the Company and certain of its domestic subsidiaries amended the revolving credit facility. The amendment increased the aggregate revolving commitments from $500 million to $600 million, with an optional increase of up to $200 million and extended the maturity date to August 2020 (the “Amended Revolving Credit

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Agreement”). There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement. However, borrowing availability under the Amended Revolving Credit Agreement (the "Availability") is limited by the amount of eligible inventory and receivables as defined in the Amended Revolving Credit Agreement.

The Amended Revolving Credit Agreement may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures and for general corporate purposes. The Amended Revolving Credit Agreement includes a $350 million letter of credit sub-limit, of which $100 million can be used for standby letters of credit, and a $30 million swing loan sub-limit.

Throughout the term of the Amended Revolving Credit Agreement, the Company can elect to borrow either Alternative Base Rate Borrowings ("ABR Borrowings") or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using the LIBOR for such Interest Period plus an applicable margin ranging from 125 basis points to 150 basis points based on the Company’s average availability during the previous fiscal quarter. ABR Borrowings bear interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) one-month LIBOR plus 100 basis points; plus an applicable margin ranging from 25 basis points to 50 basis points based on the average availability during the previous fiscal quarter. As of October 24, 2015, borrowings under the Amended Revolving Credit Agreement consisted of $70 million of Eurodollar Borrowings at an average rate of 1.50% and $17.5 million of ABR Borrowings at an average rate of 3.5%.

Under the terms of the Amended Revolving Credit Agreement, the unutilized commitment fee ranges from 20 basis points to 25 basis points per annum based on the Company's average utilization during the previous fiscal quarter.

As of October 24, 2015, after taking into account the $87.5 million of revolving debt outstanding and the $30.3 million in outstanding letters of credit, the Company had $482.2 million of its availability under the Amended Revolving Credit Agreement.

Term Loan

Also in connection with the ANN Acquisition, the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which was issued at a 2% discount and provides for an additional term facility of $200 million. The Company is also eligible to borrow an unlimited amount, as long as the Company maintains a minimum senior secured leverage ratio as defined in the Term Loan (the "Senior Secured Leverage Ratio") among other factors.

The Term Loan matures on August 21, 2022, and has mandatory quarterly repayments of $4.5 million in calendar 2016 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.3 billion required at maturity. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan, of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties, provided that any prepayment made prior to August 21, 2016 with the proceeds of certain re-pricing events will be subject to a premium equal to 1% of the aggregate principal amount of the Term Loan repaid.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis points floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a floor of 175 basis points) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. The original issue discount of the Term Loan was $36.0 million and will be amortized into interest expense. As of October 24, 2015, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at an average rate of 5.25%.

Restrictions under the Term Loan and the Amended Revolving Credit Agreement (collectively the "Borrowing Agreements")

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 to 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(b) $45 million for three consecutive business days and ends when Availability is greater than these thresholds for 30 consecutive days. The Covenant Period was not in effect as of October 24, 2015.

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

The Company's Amended Revolving Credit Agreement allows us to pay dividends, provided that at the time of and immediately after giving effect to the dividend, (i) there is no default or event of default, and (ii) Availability is not less than 20% of the aggregate revolving commitments, subject to a maximum predetermined limit. The Company's Term Loan allows us to pay dividends, provided that at the time of and immediately after giving effect to the dividend, (i) there is no default or event of default, and (ii) total leverage ratio, as defined in the Term Loan agreement, after giving effect to such dividend, is above predetermined limits. Dividends are payable when declared by our Board of Directors.

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

Maturities of Debt
The Company's debt matures as follows:

Fiscal Year	Amount
(millions)
2016 (remaining nine months)	$9.0
2017	54.0
2018	90.0
2019	90.0
2020	90.0
Subsequent years	1,554.5
Total maturities	$1,887.5

11. Fair Value Measurements

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of the dates presented, the Company believes that the carrying value of cash and cash equivalents, Accounts and other receivables, and Accounts payable approximates fair value, due to the short maturity of these financial instruments.

The carrying amounts and fair values of the Company's Available-for-sale investments and Long-term debt are as follows:

	As of October 24, 2015
		Fair Value Measurements
	Carrying value	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Assets:
Available-for-sale investments (a)	$0.7	$0.7
	$0.7	$0.7

Liabilities:
Revolving credit facility (b)	$81.1		$87.5
Term loan (c)	1,725.4		1,734.8
	$1,806.5		$1,822.3

	As of July 25, 2015
		Fair Value Measurements
	Carrying value	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Assets:
Available-for-sale investments (a)	$13.4	$13.4
	$13.4	$13.4

Liabilities:
Revolving credit facility (b)	$106.5		$116.0
	$106.5		$116.0

(a) Available-for-sale investments, included within Prepaid expenses and other current assets, consist of restricted cash and are recorded at fair value as of October 24, 2015 and July 25, 2015.
(b) The carrying amount is net of debt issuance costs of $6.4 million as of October 24, 2015 and $9.5 million as of July 25, 2015.
(c) The carrying amount is net of unamortized original issue discount and debt issuance costs of $74.6 million as of October 24, 2015.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Equity

	Three Months Ended
Summary of Changes in Equity:	October 24, 2015	October 25, 2014
	(millions)
Balance at beginning of period	$1,518.1	$1,737.7
Common stock issued in connection with the ANN Acquisition (Note 4)	344.9	—
Net (loss) income	(18.1)	53.5
Other comprehensive income (loss)	1.2	(2.4)
Common stock issued and equity grants made pursuant to stock-based compensation plans	15.2	8.3
Balance at end of period	$1,861.3	$1,797.1

Common Stock Repurchase Program

In Fiscal 2010, the Company’s Board of Directors authorized a $100 million share repurchase program (the “2010 Stock Repurchase Program”). The program was then expanded in Fiscal 2011 to cover an additional $100 million of authorized purchases. Under the 2010 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. There were no purchases of common stock by the Company during the three months ended October 24, 2015 under the 2010 Stock Repurchase Program. Repurchased shares normally are retired and treated as authorized but unissued shares. The remaining availability under the 2010 Stock Repurchase Program was approximately $89.9 million at October 24, 2015.

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

The weighted-average number of common shares outstanding used to calculate basic net (loss) income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	October 24, 2015	October 25, 2014
	(millions)
Basic	184.8	162.0
Dilutive effect of stock options, restricted stock and restricted stock units	—	2.8
Diluted shares	184.8	164.8

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net (loss) income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service conditions. Potentially dilutive instruments are not included in the computation of net loss per share for the three months ended October 24, 2015 as the impact of those items in the period is anti-dilutive. As of October 24, 2015 and October 25, 2014, there was an aggregate of approximately 17.6 million and 8.5 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of restricted stock units that were excluded from the diluted share calculations.

13. Stock-based Compensation

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

restricted stock and other stock-based awards (including restricted stock units). The 2010 Stock Plan expires on September 19, 2022.

As of October 24, 2015, there were approximately 4.3 million shares remaining under the 2010 Stock Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	October 24, 2015	October 25, 2014
	(millions)
Compensation expense	$4.8	$6.8
Income tax benefit	$(1.8)	$(2.6)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Three Months Ended
	October 24, 2015	October 25, 2014
Expected term (years)	3.0	4.0
Expected volatility	35.1%	38.9%
Risk-free interest rate	1.5%	1.8%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$4.25	$4.99

A summary of the stock option activity under all plans during the three months ended October 24, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 25, 2015	14,103.9	$14.13	5.1	$17.3
Granted	2,659.7	13.35
Exercised	(1,208.8)	6.91
Canceled/Forfeited	(180.6)	16.70
Options outstanding – October 24, 2015	15,374.2	$14.53	5.5	$10.2

Options vested and expected to vest at October 24, 2015 (b)	14,899.6	$15.00	5.5	$10.2
Options exercisable at October 24, 2015	8,830.2	$13.99	5.0	$10.2
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of October 24, 2015, there was $31.4 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. The total intrinsic value of options exercised during the three months ended October 24, 2015 was approximately $7.0 million and during the three months ended

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

October 25, 2014 was approximately $2.0 million. The total grant date fair value of options that vested during the three months ended October 24, 2015 was approximately $12.7 million and during the three months ended October 25, 2014 was approximately $13.3 million.

Restricted Equity Awards

A summary of restricted equity awards activity during the three months ended October 24, 2015 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 25, 2015	1,101.9	$16.13	449.1	$17.20	184.8	$16.84
Granted	1,315.9	13.49	—	—	—	—
Vested	(224.4)	16.47	—	—	—	—
Cancelled/Forfeited	(12.9)	15.70	(449.1)	17.20	(184.8)	16.84
Nonvested at October 24, 2015	2,180.5	$14.50	—	$—	—	$—

 As of October 24, 2015, there was $23.8 million of total unrecognized compensation related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years.

In the first quarter of Fiscal 2016, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved the cancellation of the Company's performance-based and market-based restricted equity awards. As a result, the previously unrecognized expense related to the market-based restricted equity awards was expensed in the first quarter of Fiscal 2016. In addition, the previously accrued expense related to the performance-based restricted equity awards was derecognized during the first quarter of Fiscal 2016. Such amounts were de minimis and have been included within Selling, general and administrative expenses in the accompanying condensed consolidated financial statements.

Cash-Settled Long-Term Incentive Plan Awards ("Cash-Settled LTIP Awards")

In the first quarter of Fiscal 2016, the Compensation Committee approved the cancellation of the Company's Cash-Settled LTIP Awards. As a result, an aggregate of approximately 1.3 million awards were canceled and previously accrued liabilities of $1.7 million were derecognized and recorded as a reduction of Selling, general and administrative expenses in the accompanying condensed consolidated financial statements.

14. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of October 24, 2015. The minimum lease payments do not include common area maintenance ("CAM") charges or real estate taxes, which are also required contractual obligations under the operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a schedule of future minimum rentals under non-cancelable operating leases as of October 24, 2015:

Fiscal Years	Minimum Operating Lease Payments (a)(b)
(millions)
2016 (remaining nine months)	$458.9
2017	542.3
2018	457.3
2019	377.3
2020	319.8
Subsequent years	813.7
Total future minimum rentals	$2,969.3

(a) Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved. All future minimum rentals under such leases have been included in the above table.
(b) Net of sublease income, which was not significant in any period.

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

A former Justice executive retired effective January 24, 2015. As a result, previously accrued deferred compensation under the terms of his employment agreement of approximately $35 million became payable and was paid during the first quarter of Fiscal 2016. This amount, which was treated as a non-deductible permanent item for income tax purposes in previous periods, became fully deductible in the first quarter of Fiscal 2015. The related tax benefit of approximately $13 million was treated as a discrete item within the first quarter of Fiscal 2015 and was a significant factor in reducing the Company's effective income tax rate during that period.

In addition to the deferred compensation above, and also pursuant to the terms of his employment agreement, a previously accrued severance payment of $9 million was paid into a Rabbi Trust in Fiscal 2015. As of July 25, 2015, these funds were recorded as restricted cash within short-term investments included in Prepaid expenses and other current assets with a corresponding liability included in Accrued expenses and other current liabilities. This balance was also paid during the first quarter of Fiscal 2016.

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

In addition, the Company has $30.3 million of outstanding letters of credit as of October 24, 2015.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

management believes that, excluding the effect of the Justice pricing lawsuits discussed below, current pending litigation will not have a material adverse effect on our condensed consolidated financial statements.

The Company is a defendant in a number of class action lawsuits that allege that Justice’s promotional practices violated state comparative pricing laws in connection with advertisements promoting a 40% discount. The plaintiffs further allege false advertising, violation of state consumer protection statutes, breach of contract, breach of express warranty, and unfair benefit to Justice. The plaintiffs seek to stop Justice’s allegedly unlawful practice, and obtain damages for Justice’s customers in the named states. They also seek interest and legal fees. In July 2015, an agreement was reached to settle the lawsuits on a class basis with all Justice customers who made purchases between January 1, 2012 and February 28, 2015 for approximately $50 million, including payments to members of the class, payment of legal fees and expenses of settlement administration. As a result, the Company established a reserve for approximately $50 million during Fiscal 2015.

The proposed Settlement Agreement was filed with the Court for preliminary approval on September 24, 2015. As of October 24, 2015, the Company continues to believe that the previously accrued $50 million reflects a liability that is both probable and reasonably estimable. Subsequent to the end of the first quarter, on October 27, 2015, the Court granted preliminary approval of the settlement and directed that notice be provided to the class members. The Company paid approximately $50 million into an escrow account on November 16, 2015.

The settlement remains subject to an opportunity for class members to object or exclude themselves from the settlement, final approval by the Court after consideration of any objections and a potential appeal. The Court has scheduled a hearing on final approval for May 20, 2016. Once final non-appealable approval is granted, it will resolve all claims in all of the outstanding class actions on behalf of customers who made purchases between January 1, 2012 and February 28, 2015, and any claims for purchases outside that time frame.

Recently, potential claims related to purchases made in 2010 and 2011 have been raised. The Company believes it has strong defenses to any such claims and is prepared to defend any such claims. In the event that individual class members exclude themselves from the settlement, they would then only be able to pursue individual claims rather than class claims.  If the plaintiffs who have brought the other actions excluded themselves from the settlement, the Company believes that the liability associated with any of their individual cases would not be material. If the matters described herein do not occur and the pricing lawsuits are not settled, the ultimate resolution of these matters may or may not result in an additional material loss, which cannot be reasonably estimated at this time.

15. Segment Information

The Company’s segment reporting structure reflects an approach designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, ecommerce and licensing. The six reportable segments described below represent the Company’s activities for which separate financial information is available and utilized on a regular basis by the Company’s executive team to evaluate performance and allocate resources. In identifying reportable segments and disclosure of product offerings, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in six reportable segments as follows:

•	ANN segment – consists primarily of the specialty retail, outlet and ecommerce operations of the Ann Taylor and LOFT brands.

•	Justice segment – consists of the specialty retail, outlet, ecommerce and licensing operations of the Justice brand.

•	Lane Bryant segment – consists of the specialty retail, outlet and ecommerce operations of the Lane Bryant brand and its Cacique intimates label.

•	maurices segment – consists of the specialty retail, outlet and ecommerce operations of the maurices brand.

•	dressbarn segment – consists of the specialty retail, outlet and ecommerce operations of the dressbarn brand.

•	Catherines segment – consists of the specialty retail and ecommerce operations of the Catherines brand.

Other than ANN's inventory valuation method and reporting period differences described in Note 2, the accounting policies of the Company’s reporting segments are consistent with those described in the Fiscal 2015 10-K. All intercompany revenues are

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

Net sales, operating (loss) income and depreciation and amortization expense for each segment are as follows:

	Three Months Ended
	October 24, 2015	October 25, 2014
	(millions)
Net sales:
ANN (a)	$501.2	$—
Justice	305.4	357.0
Lane Bryant	256.2	245.7
maurices	282.7	251.9
dressbarn	247.4	259.6
Catherines	79.1	80.0
Total net sales	$1,672.0	$1,194.2

Operating (loss) income:
ANN (a) (b)	$(48.1)	$—
Justice	40.2	40.8
Lane Bryant	(1.4)	(8.6)
maurices	39.7	26.9
dressbarn	(4.7)	8.1
Catherines	4.8	7.9
Unallocated acquisition and integration expenses	(42.5)	(9.0)
Total operating (loss) income	$(12.0)	$66.1

Depreciation and amortization expense:
ANN (a)	$27.7	$—
Justice	17.0	14.8
Lane Bryant	10.5	11.6
maurices	11.6	10.6
dressbarn	13.4	11.8
Catherines	2.3	1.7
Total depreciation and amortization expense	$82.5	$50.5
_______

(a)	Information related to the ANN segment for the first quarter of Fiscal 2016 is for the post-acquisition period from August 22, 2015 to October 31, 2015.

(b)
The operating results of ANN from August 22, 2015 to October 31, 2015 include approximately $110 million of purchase accounting adjustments, primarily related to the amortization of inventory step-up, as discussed in Notes 4 and 5.

16. Additional Financial Information

	Three Months Ended
Cash Interest and Taxes:	October 24, 2015	October 25, 2014
	(millions)
Cash paid for interest	$0.8	$1.3
Cash paid for income taxes	$2.0	$6.0

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-cash Transactions

In connection with the ANN Acquisition, as more fully described in Note 4, the Company issued 31.2 million shares of common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. Non-cash investing activities include accrued purchases of fixed assets in the amount of $37.5 million as of October 24, 2015 and $46.3 million as of October 25, 2014.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended July 25, 2015 (the "Fiscal 2015 10-K"). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Our Business

Ascena Retail Group, Inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On August 21, 2015, the Company acquired ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands. The Company operates, through its 100% owned subsidiaries, ecommerce operations and approximately 5,000 stores throughout the United States, Canada and Puerto Rico.The Company had pro forma annual revenue for the fiscal year ended July 25, 2015 of approximately $7.3 billion, which reflects revenue as if the ANN Acquisition had occurred as of the beginning of the fiscal year. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

Acquisition of ANN INC.

On August 21, 2015, the Company acquired 100% of the outstanding common stock of ANN INC. (the "ANN Acquisition") for an aggregate purchase price of approximately $2.1 billion. The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of the Company's common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. The cash portion of the purchase price was funded with borrowings under a $1.8 billion seven-year, variable-rate term loan described in Note 10 to the accompanying condensed consolidated financial statements. The acquisition is intended to diversify the portfolio of brands that serve the needs of women of different ages, sizes and demographics. ANN's operating results for the post-acquisition period are included in the accompanying condensed consolidated statements of operations for the first quarter of Fiscal 2016.

Seasonality of Business

Our individual segments are typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods.  In particular, sales at Justice tend to be significantly higher during the fall season, which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season. Our Lane Bryant, dressbarn, and Catherines segments tend to experience higher sales during the spring season, which include the Easter and Mother's Day holidays. Our ANN and maurices segments are generally less affected by seasonal fluctuations. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Summary of Financial Performance

General Economic Conditions

Our performance is subject to macroeconomic conditions and their impact on levels and patterns of consumer spending. Some of the factors that could negatively impact discretionary consumer spending include general economic conditions, high unemployment, lower wage levels, reductions in net worth, higher energy and other prices, increasing interest rates and low consumer confidence. These factors above could have a negative effect on our operations, which in turn could have a material effect on our business, operational results, financial condition, and cash flows.

The U.S. economy continued to show signs of recovery during the first quarter of Fiscal 2016 with a decrease in unemployment rates, lower oil prices and continued low interest rates. However, expectations of the future state of the U.S. economy remain uncertain with U.S. monetary-policy changes and China's economic slowdown. While certain consumer spending sectors continued to show signs of improvement such as the demand for durable goods and automobiles, others such as discretionary spending on non-durables remained inconsistent and challenging during the first quarter of 2016. Overall, consumer traffic remained inconsistent which has caused other retailers to continue aggressive promotional prices. The effect of this has impacted our brands to varying degrees. Our brands will continue to monitor the respective spending patterns of their consumers and adjust their operating strategies as necessary to mitigate these challenges and maximize operating performance.

Omni-channel Strategy

As our omni-channel strategy continues to mature, it is increasingly difficult to distinguish between store sales and ecommerce sales. Some of our omni-channel activities include the following:

•	Stores increase ecommerce sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering online;

•	Particular colors or sizes of merchandise not available in a store can be ordered online by one of our store associates and shipped from our ecommerce fulfillment center to the customer;

•	Our websites increase store sales as in-store customers have often pre-shopped online before shopping in the store, including verification of which stores have online merchandise in stock;

•	Ecommerce sales can be returned to our stores, creating mismatches between revenues and returns between the two channels; and

•	The Company's marketing and loyalty programs are designed to promote in-store customers to shop and accrue points online and vice versa.
Due to the above activities, we believe our ecommerce operations are interdependent with our brick-and-mortar store sales and we no longer feel that separate ecommerce and brick-and-mortar sales information is meaningful. Considering our customer cross channel behaviors, we believe that reporting one comparable sales metric is a more meaningful presentation. Accordingly, effective with the first quarter of Fiscal 2016, we are no longer reporting store comparable sales and ecommerce sales separately.

First Quarter Summary and Key Developments

Operating highlights for the quarter are as follows:

•	Net sales for the first quarter of Fiscal 2016 were $1.672 billion, up 40.0%, primarily due to the effect of the ANN Acquisition; for the legacy ascena brands, net sales were down 2%;

•	Comparable sales, which includes only the legacy ascena brands, decreased 3%, primarily due to the new selling model at Justice;

•
Gross margin rate decreased by 460 basis points to 53.6% from 58.2%, primarily due to approximately $104 million of non-cash inventory expense related to the ANN Acquisition; for the legacy ascena brands, gross margin rate increased by approximately 270 basis points, to 60.9% from 58.2%, primarily driven by the new selling model at Justice;

•
Operating loss was $12.0 million, compared to operating income of $66.1 million for the first quarter of Fiscal 2015 primarily due to the impact of purchase accounting adjustments of approximately $110 million related to the ANN Acquisition; for the legacy ascena brands, operating income was flat;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•	The effective tax rate was 43.3%, compared to 17.1% for the first quarter of Fiscal 2015, primarily due to a one-time tax benefit on a retirement agreement in the prior year period; and

•	Net loss per diluted share was $0.10, compared to net income per diluted share of $0.32 for the first quarter of Fiscal 2015.

Liquidity highlights are as follows:

•
We were in a net debt position (total cash and cash equivalents, plus short-term investments, less total debt) of $1.483 billion as of the end of the first quarter of Fiscal 2016, compared to a net cash position of $147.5 million as of the end of Fiscal 2015;

•	Cash used in operations was $46.4 million for the three months ended October 24, 2015, compared to cash provided by operations of $23.4 million for the three months ended October 25, 2014;

•
We used $1.495 billion of cash for the ANN Acquisition and $93.0 million for capital expenditures during the three months ended October 24, 2015, compared to $96.5 million for capital expenditures for the three months ended October 25, 2014;

•	Borrowings under our new term loan totaled $1.8 billion for the three months ended October 24, 2015; and

•
Net repayments under our revolving credit agreement totaled $28.5 million for the three months ended October 24, 2015, compared to net borrowings of $64.0 million for the three months ended October 25, 2014.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operational results for the periods presented herein has been affected by certain transactions. A summary of the effect of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended
	October 24, 2015	October 25, 2014
	(millions)
Acquisition and integration expenses (a)	$(42.5)	$(9.0)
Non-cash inventory expense associated with the purchase accounting write-up of ANN's inventory to fair market value	(104.2)	—
Depreciation and amortization related to the ANN purchase accounting adjustments to property and equipment and customer relationships	(6.5)	—
Accelerated depreciation associated with the Company's supply chain and technological integration efforts	—	(0.5)
Total	$(153.2)	$(9.5)

(a) Fiscal 2016 primarily represented costs related to the acquisition and integration of ANN. Fiscal 2015 primarily represented costs related to the integration of the Company's supply chain and information technology platforms.

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

Information Regarding Non-GAAP Financial Measure - Adjusted EBITDA

We present the financial performance measure of earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA") to exclude non-operating related items such as (i) costs related to acquisitions and integration, (ii) Non-cash charges associated with the purchase accounting adjustments resulting from the ANN Acquisition, and (iii) other income and expenses classified outside of operating income. We consider Adjusted EBITDA to be an important indicator of the operational strength of the Company for the following reasons:

•
in addition to operating income, we use this measure to evaluate our consolidated performance, the performance of our operating segments and to allocate resources and capital to our operating segments;

•	it eliminates non-cash charges resulting from the purchase accounting for the ANN Acquisition;

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

The following table reconciles Adjusted EBITDA to net (loss) income as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP:

	Three Months Ended
	October 24, 2015	October 25, 2014
	(millions)
Adjusted EBITDA	$217.2	$125.6
Acquisition and integration expenses	(42.5)	(9.0)
Non-cash inventory expense associated with the purchase accounting write-up of ANN's inventory to fair market value	(104.2)	—
Depreciation and amortization expense	(82.5)	(50.5)
Operating (loss) income	(12.0)	66.1

Interest expense	(20.5)	(1.7)
Interest and other income, net	0.6	0.1
(Loss) income before provision for income taxes	(31.9)	64.5
Benefit (provision) for income taxes	13.8	(11.0)
Net (loss) income	$(18.1)	$53.5

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended October 24, 2015 compared to Three Months Ended October 25, 2014

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	October 24, 2015	October 25, 2014	$ Change	% Change
	(millions, except per share data)
Net sales	$1,672.0	$1,194.2	$477.8	40.0%

Cost of goods sold	(775.9)	(499.7)	(276.2)	55.3%
Cost of goods sold as % of net sales	46.4%	41.8%
Gross margin	896.1	694.5	201.6	29.0%
Gross margin as % of net sales	53.6%	58.2%
Other operating expenses:
Buying, distribution and occupancy expenses	(296.4)	(214.4)	(82.0)	38.2%
Buying, distribution and occupancy expenses as % of net sales	17.7%	18.0%
Selling, general and administrative expenses	(486.7)	(354.5)	(132.2)	37.3%
SG&A expenses as % of net sales	29.1%	29.7%
Acquisition and integration expenses	(42.5)	(9.0)	(33.5)	372.2%
Depreciation and amortization expense	(82.5)	(50.5)	(32.0)	63.4%
Total other operating expenses	(908.1)	(628.4)	(279.7)	44.5%
Operating (loss) income	(12.0)	66.1	(78.1)	(118.2)%
Operating (loss) income as % of net sales	(0.7)%	5.5%
Interest expense	(20.5)	(1.7)	(18.8)	1,105.9%
Interest and other income, net	0.6	0.1	0.5	500.0%
(Loss) income before provision for income taxes	(31.9)	64.5	(96.4)	(149.5)%
Benefit (provision) for income taxes	13.8	(11.0)	24.8	(225.5)%
Effective tax rate(a)	43.3%	17.1%
Net (loss) income	$(18.1)	$53.5	$(71.6)	(133.8)%

Net (loss) income per common share:
Basic	$(0.10)	$0.33	$(0.43)	(130.3)%
Diluted	$(0.10)	$0.32	$(0.42)	(131.3)%

Net Sales. Net sales increased by $477.8 million, or 40.0%, to $1.672 billion for the three months ended October 24, 2015 from $1.194 billion for the three months ended October 25, 2014. The increase was due to the effect of the ANN Acquisition. For the legacy ascena brands, on a consolidated basis, for the three months ended October 24, 2015, comparable sales decreased by $38.7 million, or 3%, to $1.077 billion from $1.116 billion for the three months ended October 25, 2014 primarily as a result of sales declines at Justice. This decline at Justice was expected based on its new, less promotional selling model. Non-comparable sales increased by $3.6 million, or 8%, to $48.3 million from $44.7 million. Wholesale, licensing and other revenues increased by $11.7 million, or 35%, to $45.4 million from $33.7 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our six business segments is presented below.

	Three Months Ended
	October 24, 2015	October 25, 2014	$ Change	% Change
	(millions)
Net sales:
ANN	$501.2	$—	$501.2	NM
Justice	305.4	357.0	(51.6)	(14.5)%
Lane Bryant	256.2	245.7	10.5	4.3%
maurices	282.7	251.9	30.8	12.2%
dressbarn	247.4	259.6	(12.2)	(4.7)%
Catherines	79.1	80.0	(0.9)	(1.1)%
Total net sales	$1,672.0	$1,194.2	$477.8	40.0%

Comparable sales (a)(b)				(3)%
_______
(a) Comparable sales include store comparable sales and ecommerce sales. Store comparable sales generally refers to the growth of sales in only stores open in the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Ecommerce sales generally refer to growth of sales from the Company's ecommerce channel. The Company believes our ecommerce operations are interdependent with our brick-and-mortar store sales and we no longer feel that separate ecommerce and brick-and-mortar sales information is meaningful. Considering our customer cross channel behaviors, we believe that reporting one comparable sales metric is a more meaningful presentation.
(b) Sales for the newly acquired ANN segment are excluded from the calculation of comparable sales.
(NM) Not Meaningful.

ANN net sales of $501.2 million represented ANN's net sales for the post-acquisition period from August 22, 2015 to October 31, 2015.

Justice net sales. The net decrease primarily reflects:

•
a decrease of $50.6 million, or 15%, in comparable sales during the three months ended October 24, 2015, mainly as a result of a decrease in customer transactions, which was unfavorably impacted by reduced store-wide promotional activity. As a result of the revised promotional cadence at Justice, net sales will be non-comparable to the prior year until we move into the fourth quarter of Fiscal 2016;

•	a $5.9 million decrease in non-comparable stores sales, as the positive effect of 17 new store openings was more than offset by 48 store closings in the last twelve months; and

•	a $4.9 million increase in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net increase primarily reflects:

•
an increase of $8.0 million, or 4%, in comparable sales during the three months ended October 24, 2015, mainly as a result of strong product execution and increased customer traffic, supported by positive customer response to recent marketing campaigns;

•	a $0.6 million decrease in non-comparable stores sales, as the positive effect of 29 new store openings was more than offset by 37 store closings in the last twelve months; and

•	a $3.1 million increase in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $17.6 million, or 7%, in comparable sales during the three months ended October 24, 2015, as a result of positive customer response to the current fashion;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•	a $10.2 million increase in non-comparable stores sales, primarily driven by an increase related to 35 net new store openings during the last twelve months; and

•	a $3.0 million increase in other revenues.

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $13.3 million, or 5%, in comparable sales during the three months ended October 24, 2015 as a result of a decline in customer traffic; and

•	a $1.1 million increase in non-comparable stores sales, as the positive effect of 26 new store openings was offset in part by 32 store closings during the last twelve months.

Catherines net sales. The net decrease primarily reflects:

•	a decrease of $0.4 million, or 1%, in comparable sales during the three months ended October 24, 2015;

•	a $1.2 million decrease in non-comparable stores sales, as the positive effect of 2 new store openings was more than offset by 10 store closings during the last twelve months; and

•	a $0.7 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 460 basis points to 53.6% for the three months ended October 24, 2015 from 58.2% for the three months ended October 25, 2014. The decrease was mainly due to a non-cash charge of approximately $104 million related to the amortization of the $127 million step-up of ANN's inventory as a result of the acquisition. The gross margin rate for the legacy ascena brands increased by approximately 270 basis points from 58.2% to 60.9% primarily due to higher margin rates at Justice, Lane Bryant and maurices.

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

BD&O expenses increased by $82.0 million, or 38.2%, to $296.4 million for the three months ended October 24, 2015 from $214.4 million for the three months ended October 25, 2014, of which approximately $79 million related to ANN. BD&O expenses as a percentage of net sales decreased by 30 basis points to 17.7% for the three months ended October 24, 2015 from 18.0% for the three months ended October 25, 2014. The remaining increase of $3 million from the legacy ascena brands was primarily due to increases in buying-related costs resulting from the expansion of the merchandising and design functions and higher fulfillment expense supporting the double-digit increase in ecommerce volume, offset in part by synergy savings resulting from the supply chain integration of our ecommerce distribution facilities into one distribution center in Greencastle, Indiana that was completed in the third quarter of Fiscal 2015.

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

SG&A expenses increased by $132.2 million, or 37.3%, to $486.7 million for the three months ended October 24, 2015 from $354.5 million for the three months ended October 25, 2014, with approximately $124 million resulting from the ANN Acquisition. SG&A expenses as a percentage of net sales decreased by 60 basis points to 29.1% for the three months ended October 24, 2015 from 29.7% for the three months ended October 25, 2014. The remaining increase of $8 million from the legacy ascena brands was primarily due to higher marketing costs at Lane Bryant and general administrative increases.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $32.0 million, or 63.4%, to $82.5 million for the three months ended October 24, 2015 from $50.5 million for the three months ended October 25, 2014, of which approximately $28 million resulting related to ANN. The remaining increase of $4 million from the legacy ascena brands was primarily due to higher depreciation of information technology assets and Company-owned facilities placed into service during Fiscal 2015.

Operating (Loss) Income. Operating results decreased by $78.1 million, or 118.2%, to an operating loss of $12.0 million for the three months ended October 24, 2015 from operating income of $66.1 million for the three months ended October 25, 2014. The decrease in operating results included the operating loss of $48.1 million for ANN and a $33.5 million increase in Acquisition and integration expenses, offset in part by a $3.5 million increase in operating results for the legacy ascena brands. The operating loss for ANN included approximately $110 million of non-cash purchase accounting adjustments primarily related to inventory, property and equipment and customer relationships discussed below. The operating income from the legacy ascena brands primarily reflected increased results at maurices and Lane Bryant, offset in part by a decrease at dressbarn.

Operating results for our six business segments are presented below.

	Three Months Ended
	October 24, 2015	October 25, 2014	$ Change	% Change
	(millions)
Operating (loss) income:
ANN	$(48.1)	$—	$(48.1)	NM
Justice	40.2	40.8	(0.6)	(1.5)%
Lane Bryant	(1.4)	(8.6)	7.2	(83.7)%
maurices	39.7	26.9	12.8	47.6%
dressbarn	(4.7)	8.1	(12.8)	(158.0)%
Catherines	4.8	7.9	(3.1)	(39.2)%
Unallocated acquisition and integration expenses	(42.5)	(9.0)	(33.5)	372.2%
Total operating (loss) income	$(12.0)	$66.1	$(78.1)	(118.2)%
 _______
(NM) Not Meaningful.

ANN operating loss of $48.1 million is for the post-acquisition period from August 22, 2015 to October 31, 2015. The operating results for the first quarter of Fiscal 2016 were impacted by non-cash purchase accounting adjustments of approximately $104 million associated with the write-up of inventory to fair market value and approximately $6.5 million in additional depreciation and amortization expenses related to the combined write-ups of ANN's property and equipment and customer relationships to fair market values. The remaining purchase accounting adjustment related to the write-up of inventory of approximately $23 million will be recognized as expense in the second quarter of Fiscal 2016 as the remaining acquired inventory is sold. The remaining purchase accounting adjustments related to the fair value write-ups of property and equipment and customer relationships of approximately $80 million are expected to impact ANN's operating results with approximately $22 million of expense to be recognized during the remainder of Fiscal 2016.
Justice operating income was essentially flat. The operating results reflect a significant reduction in promotional activity, supported by execution of the new Justice selling model, which is based on a hybrid of everyday low price selling, along with full ticket fashion selling, supported by focused, category-level promotions. The decrease in sales in the first quarter was offset by a higher gross margin rate of approximately 700 basis points. The increase in gross margin rate was primarily due to tighter inventory control and decreased promotional selling, consistent with Justice's new selling model. BD&O and SG&A expenses also decreased mainly as a result of lower variable expenses associated with the decrease in sales volume. Depreciation expense increased primarily as a result of higher allocated depreciation of information technology assets and Company-owned facilities placed into service during Fiscal 2015. We expect sales and the gross margin rate to remain non-comparable throughout most of Fiscal 2016 until the anniversary of the roll-out of the new Justice selling model, which was implemented in the fourth quarter of Fiscal 2015. During this non-comparable period, we expect sales to remain down to last year and that this decline will be offset by significantly improved gross margin rate related to more full-ticket selling and tight inventory management.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Lane Bryant operating loss decreased by $7.2 million mainly as a result of increases in sales and the gross margin rate related to strong fashion execution and improved traffic trends supported by recent marketing campaigns. The gross margin increase was partially offset by an increase in SG&A expenses which was primarily due to higher marketing expenses associated with the #PlusisEqual marketing campaign, which was launched in September 2015.

maurices operating income increased by $12.8 million mainly as a result of increases in sales and gross margin rate as the continued positive strong fashion execution contributed to an improved merchandise sell-through and lower markdowns. Partially offsetting the margin increase were increases in BD&O, SG&A and depreciation expenses. BD&O and SG&A expenses were higher due to the new store growth, increased incentive compensation attributable to improved performance and general administrative increases. The increase in depreciation expense primarily resulted from higher allocated depreciation of information technology assets and Company-owned facilities placed into service during Fiscal 2015.

dressbarn operating results decreased by $12.8 million, mainly due to the decrease in sales. Also contributing to the decrease, although to a lesser degree, were increases in SG&A and depreciation expenses. The increase in SG&A expenses was primarily due to an increase in store expenses and general administrative increases. The increase in depreciation expense resulted from higher allocated depreciation of information technology assets and Company-owned facilities placed into service during Fiscal 2015.

Catherines operating income decreased by $3.1 million mainly due to an increase in SG&A expense. The increase in SG&A expenses was primarily due to higher store expenses and general administrative increases. Also contributing to the decrease in operating income, although to a lesser degree, were increases in SG&A and depreciation expenses.

Unallocated acquisition and integration expenses of $42.5 million for the three months ended October 24, 2015 primarily represent legal, consulting and investment banking-related transaction costs as well as expenses related to the integration of ANN. The amount of $9.0 million for the three months ended October 25, 2014 related primarily to the Company's supply chain and technological integration, which was substantially completed by the end of Fiscal 2015.

Interest expense increased as a result of the $1.8 billion seven-year, variable-rate term loan obtained to finance the ANN Acquisition on August 21, 2015. Interest expense included amortization of $2.4 million related to the original issue discount and debt issuance costs.

Benefit (Provision) for Income Taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $24.8 million, to a benefit of $13.8 million on a pretax loss of $31.9 million for the three months ended October 24, 2015 from a provision of $11.0 million on pretax income of $64.5 million for the three months ended October 25, 2014. The effective tax rate was 43.3% for the three months ended October 24, 2015 and the effective tax rate was 17.1% for the three months ended October 25, 2014. The effective tax rate for the first quarter of Fiscal 2015 was lower than the statutory tax rate primarily due to the approximately $13 million income tax benefit related to the retirement agreement for a former Justice executive which was recorded in the first quarter of Fiscal 2015.

Net (Loss) Income decreased by $71.6 million, to a net loss of $18.1 million for the three months ended October 24, 2015 from net income of $53.5 million for the three months ended October 25, 2014. The decrease was mainly due to lower operating results discussed above, partially offset by a decrease in the provision for income taxes for the three months ended October 24, 2015.

Net (Loss) Income per Diluted Common Share decreased by $0.42 to a net loss of $0.10 per share for the three months ended October 24, 2015 from net income of $0.32 per share for the three months ended October 25, 2014, primarily as a result of the decrease in net income, as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	October 24, 2015	July 25, 2015	Change
	(millions)
Cash and cash equivalents	$322.9	$240.6	$82.3
Short-term investments (a)	0.7	13.4	(12.7)
Total debt	(1,806.5)	(106.5)	(1,700.0)
Net (debt) cash and investments (b)	$(1,482.9)	$147.5	$(1,630.4)
Total Equity	$1,861.3	$1,518.1	$343.2
_________

(a)
Short-term investments include restricted cash of $0.7 million as of October 24, 2015 and $13.4 million as of July 25, 2015, which are included within Prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

(b)	“Net debt” is defined as total debt less cash and cash equivalents and short-term investments.

As a result of the debt incurred for the ANN Acquisition, the Company is in a net debt position as of October 24, 2015, as compared to a net cash and investments position as of July 25, 2015. In addition to the debt incurred related to the ANN Acquisition, the change from July 25, 2015 was primarily due to our use of cash in operations during the three months ended October 24, 2015 and our use of cash to support our capital expenditures (as discussed below under "Capital Spending”). The increase in equity was primarily due to the common shares issued in connection with the ANN Acquisition, offset in part by the net loss incurred during the three months ended October 24, 2015.

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Three Months Ended
	October 24, 2015	October 25, 2014
	(millions)
Net cash (used in) provided by operating activities	$(46.4)	$23.4
Net cash used in investing activities	(1,574.9)	(82.6)
Net cash provided by financing activities	1,703.6	66.4
Net increase in cash and cash equivalents	$82.3	$7.2

Net cash (used in) provided by operating activities. Net cash used in operations was $46.4 million for the three months ended October 24, 2015, compared with cash provided by operations of $23.4 million for the three months ended October 25, 2014. The use of cash in operations during Fiscal 2016 was driven by an approximately $44 million payment made to a former Justice executive and the payment of approximately $70 million of employee-related obligations assumed in the ANN Acquisition. These outflows were offset in part by higher net income before non-cash expenses, such as depreciation and amortization expense and stock-based compensation expense.

Net cash used in investing activities. Net cash used in investing activities for the three months ended October 24, 2015 was $1.575 billion, consisting primarily of $1.495 billion of cash paid in the ANN Acquisition and $93.0 million of capital expenditures, offset in part by $12.7 million of net proceeds from the sale of investments. Net cash used in investing activities for the three months ended October 25, 2014 was $82.6 million, consisting primarily of $96.5 million of capital expenditures, offset in part by $13.9 million of net proceeds from the sale of investments.

Net cash provided by financing activities. Net cash provided by financing activities was $1.704 billion for the three months ended October 24, 2015, consisting primarily of $1.8 billion of borrowing under our new term loan and $8.4 million of proceeds relating to our stock-based compensation plans, offset in part by net repayments of debt under our amended revolving credit agreement of $28.5 million and $41.4 million of payments made for deferred financing costs related to the new borrowing arrangements entered

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

into during the quarter. Net cash provided by financing activities for the three months ended October 25, 2014 was $66.4 million, consisting primarily of $64.0 million of net borrowings of debt under our previous revolving credit agreement and $2.3 million of proceeds relating to our stock-based compensation plans.

Capital Spending

Capital expenditures in the three months ended October 24, 2015 were $93.0 million, which included both routine spending in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores as well as spending for non-routine capital investments such as our ecommerce shopping initiative and our new building in Duluth, MN. For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2015 10-K.

In addition, the Company is in the process of identifying and quantifying strategic initiatives related to integrating ANN's operations with those of the Company. Including ANN's routine capital spending, and any strategic initiatives that are identified, we now expect that total Fiscal 2016 capital spending for the Company will be approximately $375-400 million. Our capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, remaining availability under our Amended Revolving Credit Agreement (as defined below) after taking into account outstanding borrowings, letters of credit and the collateral limitation, and available cash and cash equivalents. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, any future dividend requirements, investment in technological and supply chain infrastructure, acquisitions, debt servicing requirements, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As of October 24, 2015, approximately $231 million, or 72%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% and 20% of the cash repatriated. A U.S. tax liability has been previously provided for in the provision for income taxes for the portion that is not permanently reinvested, and is currently classified within deferred income taxes on the accompanying consolidated balance sheets. We continue to assess options for use of our overseas cash and cash equivalents.

After taking into account revolving debt and outstanding letters of credit, we had $482.2 million of availability under our Amended Revolving Credit Agreement as of October 24, 2015.

Debt

In connection with the ANN Acquisition, in August 2015, the Company amended its Revolving Credit Agreement (the "Amended Revolving Credit Agreement") and entered into a $1.8 billion seven-year term loan (the "Term Loan"). For a detailed description of the terms and restrictions under the Amended Revolving Credit Agreement and the Term Loan, see Note 10 to the accompanying condensed consolidated financial statements.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. Upon the closing of the Amended Revolving Credit Agreement, there were seven financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Amended Revolving Credit Agreement in the

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

event of our election to draw funds in the foreseeable future. The Company was in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of October 24, 2015. The Company believes the Amended Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future.

Term Loan

As a result of the Term Loan to fund the acquisition, the Company expects to incur cash interest expense of approximately $70 million during the remainder of Fiscal 2016 based on the interest rates in effect as of October 24, 2015. The Company will also make mandatory principal repayments of approximately $9 million during the remainder of Fiscal 2016. Such interest and principal payments are expected to be funded with our cash flows from operations.

Common Stock Repurchase Program

For a complete description of, and restrictions on, our common stock repurchase program, see Note 12 to the accompanying condensed consolidated financial statements. We do not expect to pay dividends or repurchase the Company's common stock for the foreseeable future.

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations as of October 24, 2015, and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its Amended Revolving Credit Agreement.

	Payments Due by Period
Contractual Obligations (a)	Fiscal 2016 (b) (remaining nine months)	Fiscal 2017- 2018	Fiscal 2019- 2020	Fiscal 2021 and Thereafter	Total
	(millions)
Long-term debt	$9.0	$144.0	$180.0	$1,554.5	$1,887.5
Interest payments on long-term debt	71.9	184.9	166.3	149.5	572.6
Operating leases	458.9	999.6	697.1	813.7	2,969.3
Inventory purchase commitments	651.0	34.0	—	—	685.0
Other commitments	29.2	2.6	2.4	6.5	40.7
Total	$1,220.0	$1,365.1	$1,045.8	$2,524.2	$6,155.1

(a) Contractual obligations of the Company's newly acquired ANN segment were included in the amounts as of October 24, 2015. The contractual obligations of the Company's other segments were derived from the Company's Fiscal 2015 10-K and the Fiscal 2016 amounts of interest payments and operating leases were prorated for the nine months remaining in Fiscal 2016.

The following is a description of the Company's material, firmly committed contractual obligations as of October 24, 2015:

•	Long-term debt represents mandatory repayments of outstanding borrowings under our Amended Revolving Credit Agreement and the Term Loan agreement;

•
Interest payments on long-term debt represent interest payments related to our Amended Revolving Credit Agreement and Term Loan. Interest payments on our Amended Revolving Credit Agreement was calculated based on the outstanding balance and the interest rates in effect as of October 24, 2015, as if the borrowings remain outstanding until mandatory repayment is required at expiration in August 2020. Interest payments on our Term Loan were calculated based on the

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

interest rates in effect as of October 24, 2015 and the estimated outstanding balance, giving effect to the contractual repayments in future periods.

•
Operating lease obligations represent the minimum lease rental payments for the Company's real estate and operating equipment in various locations around the world and do not include incremental rentals based on a percentage of sales. Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved. All future minimum rentals under these cancelable leases have been included in the above table. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties, which are not included in the table above; and

•
Inventory purchase commitments represent the Company's agreements to purchase fixed or minimum quantities of goods at determinable prices. While a portion of these commitments may be canceled at the Company's option up to 30 days prior to the vendor’s scheduled shipment date, such commitments are generally not canceled and are included in the table above.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2015 10-K.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Fiscal 2015 10-K. For a detailed discussion of the Company's critical accounting policies, see the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2015 10-K. There have been no material changes to the Company’s critical accounting policies since July 25, 2015. Below is an update regarding the Company’s goodwill and intangible assets.
The Company's annual assessment of goodwill and intangible assets was performed during the fourth quarter of Fiscal 2015 (the "Fiscal 2015 Valuation"). As disclosed in our Fiscal 2015 10-K the Company had goodwill of $319.7 million, of which $103.6 million related to Justice, $57.4 million related to Lane Bryant, $130.7 million related to maurices and $28.0 million related to Catherines. Results of that assessment indicated the fair values of Justice, maurices and Catherines were all significantly in excess of their respective book values. This conclusion, in part, assumed that the Justice's revised business plan would result in a decrease in sales and an improvement in gross margin in the current year and Justice would return to historical profitability levels over the next few years. The fair value of Lane Bryant was below its carrying value as of the Fiscal 2015 valuation. As a result, during the fourth quarter of Fiscal 2015, Lane Bryant recognized an impairment loss of $261.7 million to write down the carrying value of Lane Bryant's goodwill to its implied fair value of $57.4 million and an impairment loss of $44.7 million to write down the carrying value of its trade name to its estimated fair value of $211.8 million.
As a result of the goodwill impairment charge recorded in Fiscal 2015, there was no excess of fair value over carrying value for Lane Bryant. Thus, any shortfall in the cash flows from the amounts estimated in the Fiscal 2015 Valuation may result in a future impairment loss. For the three months ended October 24, 2015, Lane Bryant performed above the amounts contemplated within the Fiscal 2015 Valuation and there have been no material changes to the anticipated long-term assumptions in the Fiscal 2015 Valuation. However, the assumptions used in the Fiscal 2015 Valuation including the weighted average cost of capital ("WACC") and operating income margin are highly judgmental and subject to change based on Lane Bryant's performance and/or market conditions. Such changes, if material, may require us to incur additional impairment charges for Lane Bryant goodwill and/or other indefinite-lived intangible assets in future periods.
For the three months ended October 24, 2015, Justice continued the implementation of its new marketing strategy and has generally performed in line with the amounts contemplated within the Fiscal 2015 Valuation as the decrease in sales was offset with an improvement in gross margin rate to report an essentially flat operating income when compared to the first quarter of Fiscal 2015. In addition, there have been no material changes to the anticipated long-term assumptions in the Fiscal 2015 Valuation. Given the fair value of Justice substantially exceeded its respective carrying value as of the Fiscal 2015 Valuation, we currently do not believe Justice is at risk of impairment.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Part II, Item 7 as specified in the Market Risk Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2015 10-K.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of October 24, 2015.

During the first quarter of Fiscal 2016, the Company acquired ANN INC. ("ANN"). As permitted by related SEC staff interpretative guidance for newly acquired businesses, the Company excluded ANN from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 24, 2015. Prior to the acquisition, ANN was a standalone public-reporting company with effective internal controls over financial reporting. The Company will begin the process of evaluating ANN’s internal controls during Fiscal 2016.

Other than described above, there has been no change in the Company’s internal control over financial reporting during the quarter ended October 24, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 14 to the accompanying unaudited condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2015 10-K. There have been no material changes during the quarter ended October 24, 2015 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2015 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended October 24, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (July 26, 2015 – August 22, 2015)	—	$—	—	$ 90 million
Month # 2 (August 23, 2015 – September 26, 2015)	—	—	—	90 million
Month # 3 (September 27, 2015 – October 24, 2015)	—	—	—	90 million
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

ASCENA RETAIL GROUP, INC.

Date: December 1, 2015	BY: /s/ David Jaffe
David Jaffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 1, 2015	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)