Form 10-Q
period 2016-01-23
Ascena Retail Group, Inc.
filed 2016-03-01
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 23, 2016

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
The Registrant had 193,999,346 shares of common stock outstanding as of February 25, 2016.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 23, 2016	July 25, 2015
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293.8	$240.6
Inventories	659.9	489.3
Deferred tax assets (Note 3)	—	88.5
Prepaid expenses and other current assets	283.7	131.5
Total current assets	1,237.4	949.9
Property and equipment, net	1,604.7	1,170.0
Goodwill	1,268.0	319.7
Other intangible assets, net	1,283.3	388.3
Other assets	83.7	78.3
Total assets	$5,477.1	$2,906.2

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$379.4	$238.8
Accrued expenses and other current liabilities	419.9	403.2
Deferred income	137.3	64.1
Income taxes payable	—	11.6
Current portion of long-term debt	18.0	—
Total current liabilities	954.6	717.7
Long-term debt, less current portion	1,640.6	106.5
Lease-related liabilities	398.1	241.4
Deferred income taxes	482.0	181.8
Other non-current liabilities	178.5	140.7
Total liabilities	3,653.8	1,388.1

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01 per share; 194.0 million and 163.2 million shares issued and outstanding	1.9	1.6
Additional paid-in capital	1,036.8	669.8
Retained earnings	800.0	859.3
Accumulated other comprehensive loss	(15.4)	(12.6)
Total equity	1,823.3	1,518.1
Total liabilities and equity	$5,477.1	$2,906.2

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(millions, except per share data) (unaudited)
Net sales	$1,841.8	$1,288.6	$3,513.8	$2,482.8
Cost of goods sold	(883.7)	(626.6)	(1,659.6)	(1,126.3)
Gross margin	958.1	662.0	1,854.2	1,356.5

Other operating expenses:
Buying, distribution and occupancy expenses	(320.0)	(216.4)	(616.4)	(430.8)
Selling, general and administrative expenses	(549.5)	(371.7)	(1,036.2)	(726.2)
Acquisition and integration expenses	(16.0)	(5.3)	(58.5)	(14.3)
Depreciation and amortization expense	(89.4)	(52.0)	(171.9)	(102.5)
Total other operating expenses	(974.9)	(645.4)	(1,883.0)	(1,273.8)
Operating (loss) income	(16.8)	16.6	(28.8)	82.7

Interest expense	(27.8)	(1.6)	(48.3)	(3.3)
Interest income and other (expense) income, net	(0.8)	—	(0.2)	0.1
Gain on extinguishment of debt	0.8	—	0.8	—
(Loss) income before provision for income taxes	(44.6)	15.0	(76.5)	79.5
Benefit (provision) for income taxes	22.0	(6.3)	35.8	(17.3)
Net (loss) income	$(22.6)	$8.7	$(40.7)	$62.2

Net (loss) income per common share:
Basic	$(0.12)	$0.05	$(0.21)	$0.38
Diluted	$(0.12)	$0.05	$(0.21)	$0.38

Weighted average common shares outstanding:
Basic	195.8	162.6	190.3	162.3
Diluted	195.8	164.4	190.3	164.7

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(millions) (unaudited)
Net (loss) income	$(22.6)	$8.7	$(40.7)	$62.2
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(4.0)	(5.9)	(2.8)	(8.3)
Total other comprehensive loss	(4.0)	(5.9)	(2.8)	(8.3)
Total comprehensive (loss) income	$(26.6)	$2.8	$(43.5)	$53.9

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 23, 2016	January 24, 2015
	(millions) (unaudited)
Cash flows from operating activities:
Net (loss) income	$(40.7)	$62.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	171.9	102.5
Deferred income tax expense	6.9	20.9
Deferred rent and other occupancy costs	(36.9)	(18.8)
Gain on extinguishment of debt	(0.8)	—
Gain on sale of assets	—	(1.6)
Amortization of acquisition-related inventory write-up	126.9	—
Stock-based compensation expense	12.3	7.2
Impairments of tangible assets	7.3	7.2
Non-cash interest expense, net	5.2	0.4
Other non-cash income, net	(7.8)	(2.5)
Excess tax benefits from stock-based compensation	—	(0.2)
Changes in operating assets and liabilities:
Inventories	100.8	75.4
Accounts payable, accrued liabilities and income tax liabilities	(239.6)	(77.9)
Deferred income	32.8	26.9
Lease-related liabilities	21.2	13.1
Other balance sheet changes, net	1.7	(2.1)
Net cash provided by operating activities	161.2	212.7

Cash flows from investing activities:
Cash paid for the acquisition of ANN INC., net of cash acquired (Note 4)	(1,494.6)	—
Capital expenditures	(173.2)	(154.4)
Proceeds from sale of assets	—	8.9
Purchase of investments	(0.9)	(12.9)
Proceeds from sales and maturities of investments	26.5	27.5
Net cash used in investing activities	(1,642.2)	(130.9)

Cash flows from financing activities:
Proceeds from term loan, net of original issue discount	1,764.0	—
Redemptions and retirements of term loan	(61.6)	—
Proceeds from revolver borrowings	755.0	438.0
Repayments of revolver borrowings	(871.0)	(483.0)
Payment of deferred financing costs	(42.4)	—
Purchases and retirements of common stock	(18.6)	—
Proceeds from stock options exercised and employee stock purchases	8.8	3.9
Excess tax benefits from stock-based compensation	—	0.2
Net cash provided by (used in) financing activities	1,534.2	(40.9)

Net increase in cash and cash equivalents	53.2	40.9
Cash and cash equivalents at beginning of period	240.6	156.9

Cash and cash equivalents at end of period	$293.8	$197.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On August 21, 2015, the Company acquired ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands (the "ANN Acquisition"). The Company operates, through its 100% owned subsidiaries, ecommerce operations and over 4,900 stores throughout the United States, Canada and Puerto Rico. The Company's pro forma annual revenues for the fiscal year ended July 25, 2015 of approximately $7.3 billion assume that the ANN Acquisition had occurred as of the beginning of the fiscal year (See Note 4). The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company had the following reportable segments and store counts as of January 23, 2016: ANN 1,027 stores; Justice 955 stores; Lane Bryant 763 stores; maurices 976 stores; dressbarn 821 stores; and Catherines 376 stores.

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

Fiscal Period

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. As such, fiscal year 2016 will end on July 30, 2016 and will be a 53-week period (“Fiscal 2016”). Fiscal 2015 ended on July 25, 2015 and was a 52-week period (“Fiscal 2015”). The three months ended January 23, 2016 and the three months ended January 24, 2015 are both 13-week periods. The six months ended January 23, 2016 and the six months ended January 24, 2015 are both 26-week periods.

The ANN segment utilizes a 52-53 week fiscal year following the National Retail Federation calendar. Accordingly, ANN's results for the three months ended January 23, 2016 have been included herein for the period from November 1, 2015 to January 30, 2016 and the results for the six months ended January 23, 2016 have been included herein for the post-acquisition period from August 22, 2015 to January 30, 2016. The effect of these one-week reporting period differences are not material to the condensed consolidated financial statements for either the three or six months ended January 23, 2016. In addition, ANN's Fiscal 2016 will end on July 30, 2016 and will represent a 13-week period for the fourth quarter, compared to a 14-week period for the Company's other segments. As a result, ANN will be on the same fiscal calendar as the Company's other segments at the end of Fiscal 2016.

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

3. Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases” (“ASU 2016-02”). The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is currently evaluating the guidance and its impact on the Company's condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods therein. The guidance can be applied either prospectively or retrospectively, with early application permitted. In the second quarter of Fiscal 2016, the Company early adopted this guidance and, as a result, classified all deferred tax assets and liabilities as non-current as of January 23, 2016. As the Company elected to apply this guidance prospectively, no changes were made to the condensed consolidated balance sheet as of July 25, 2015.

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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this guidance, the acquirer must recognize measurement-period adjustments in the period in which the amounts are determined, including the effect on earnings of any amounts that would have been recorded in previous periods, as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this ASU in the first quarter of Fiscal 2016. During the second quarter of Fiscal 2016, the Company recorded certain measurement-period adjustments for the ANN Acquisition, as more fully described in Note 4.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"), which requires inventory to be measured at the lower of cost and net realizable value and thus simplifies the current guidance of measuring inventory at the lower of cost or market. ASU 2015-11 is effective prospectively for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the guidance and its impact on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC"), "Revenue Recognition (Topic 605)." The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance, which was deferred in July 2015, is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. The guidance may be applied retrospectively to each period presented or with the cumulative effect

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognized as of the initial date of application. Early application is not permitted. The Company is currently evaluating the guidance and its impact on the Company's condensed consolidated financial statements.

4. Acquisition of ANN INC.

On August 21, 2015, the Company acquired 100% of the outstanding common stock of ANN for an aggregate purchase price of approximately $2.1 billion. The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of the Company's common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. The cash portion of the purchase price was funded with borrowings under a $1.8 billion seven-year, variable-rate term loan described in Note 10. The acquisition is intended to diversify our portfolio of brands that serve the needs of women of different ages, sizes and demographics. The Company expensed $20.5 million of transaction costs during the first quarter of Fiscal 2016.

The Company accounted for the ANN Acquisition under the acquisition method of accounting for business combinations. Accordingly, the cost to acquire such assets was allocated to the underlying net assets in proportion to estimates of their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which consists largely of the synergies and economies of scale expected from integrating ANN's operations. Goodwill is non- deductible for income tax purposes.

The allocation of the purchase price to the assets acquired and liabilities assumed, including the amount allocated to goodwill, is subject to change within the measurement period (up to one year from the acquisition date) as additional information that existed at the date of the acquisition related to the values of assets acquired and liabilities assumed is obtained. During the second quarter of Fiscal 2016, the Company recorded measurement-period adjustments which were not material to the condensed consolidated financial statements, as more fully described in the table below. The Company is currently in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed and does not expect any changes to be material.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assessment of fair values of assets acquired and liabilities assumed as of August 21, 2015, as adjusted through January 23, 2016, is as follows:

	Preliminary Allocation as of the acquisition date	Measurement-Period Adjustments	Preliminary Allocation, as adjusted through January 23, 2016
	(millions)
Cash and cash equivalents	$257.6	$—	$257.6
Inventories	398.3	—	398.3
Prepaid expenses and other current assets	100.8	7.5	108.3
Property and equipment	451.0	2.6	453.6
Goodwill	953.2	(4.9)	948.3
Other intangible assets (Note 5):
Trade names	815.0	—	815.0
Customer relationships	51.5	—	51.5
Favorable leases	49.0	(8.3)	40.7
Other assets	3.5	—	3.5
Total assets acquired	3,079.9	(3.1)	3,076.8

Accounts payable	155.6	—	155.6
Accrued expenses and other current liabilities (a)	197.0	—	197.0
Deferred income	46.0	—	46.0
Lease-related liabilities	176.6	(0.3)	176.3
Deferred income taxes	374.1	(2.8)	371.3
Other non-current liabilities	33.4	—	33.4
Total liabilities assumed	982.7	(3.1)	979.6

Total net assets acquired	$2,097.2	$—	$2,097.2
_______

(a)
As part of the ANN Acquisition, the Company assumed employee-related obligations of approximately $100 million, including approximately $70 million of which were paid during the six months ended January 23, 2016 and the remaining approximately $30 million are expected to be paid by August 2016.

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

The values of favorable and unfavorable leasehold interests are determined by comparing the present value of the contract rent over the remaining lease term with that of the market rent, taking into account the type, size and location of the property. Favorable leasehold interests are included within Other intangible assets and unfavorable leasehold interests are included within Lease-related liabilities in the table above. ANN's historical lease-related liabilities of similar amounts were eliminated through purchase accounting.

The fair value of ANN's inventory as of the acquisition date was determined by using the estimated selling price, adjusted for the estimated costs of disposal and a reasonable profit margin. Approximately $104 million related to the write-up of inventory to its fair value was amortized to Cost of goods sold in the accompanying condensed consolidated statement of operations in the first

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

quarter of Fiscal 2016, and the remaining approximately $23 million of the inventory step-up was amortized in the second quarter of Fiscal 2016 as the remaining acquired inventory was sold.

The results of ANN for the post-acquisition periods from November 1, 2015 to January 30, 2016 and from August 22, 2015 to January 30, 2016 included in the Company’s accompanying condensed consolidated statements of operations for the three and six months ended January 23, 2016, respectively, consist of the following:

	For the period from November 1, 2015 to January 30, 2016	For the period from August 22, 2015 to January 30, 2016
	(millions)
Net sales	$637.5	$1,138.7
Net loss	$(13.1)	$(70.0)
The following pro forma information has been prepared as if the ANN Acquisition and the issuance of stock and debt to finance the acquisition had occurred as of the beginning of Fiscal 2015:

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(millions, except per share data) (unaudited)
Pro forma net sales	$1,842.6	$1,933.9	$3,636.6	$3,774.9
Pro forma net (loss) income	$(8.5)	$(11.0)	$43.4	$52.7
Pro forma net (loss) income per common share:
Basic	$(0.04)	$(0.06)	$0.22	$0.27
Diluted	$(0.04)	$(0.06)	$0.22	$0.27

The Fiscal 2015 pro forma amounts reflect the historical operational results for ascena and ANN and the effect of pro forma adjustments of $(20.0) million and $(39.7) million, net of taxes, for the three and six months ended January 24, 2015, respectively. These adjustments primarily reflect charges for incremental interest expense related to the term loan and incremental depreciation and amortization expense related to the write-up of ANN’s tangible and intangible assets to fair market value that were not reflected in the historical results.
The Fiscal 2016 pro forma amounts reflect the historical operational results for ascena as well as those of ANN for the three-week stub period preceding the close of the transaction on August 21, 2015. The pro forma amounts also reflect the effect of pro forma adjustments of $14.1 million and $84.1 million, net of taxes, for the three and six months ended January 23, 2016, respectively. These adjustments primarily reflect transaction costs and the amortization of the fair value adjustments to inventory, which are currently included in the reported results and are excluded from the Fiscal 2016 pro forma amounts due to their non-recurring nature.
The pro forma weighted-average number of common shares outstanding for each period assumes that 31.2 million shares of ascena common stock issued in connection with the acquisition had been issued as of the beginning of Fiscal 2015. The pro forma weighted-average number of diluted shares outstanding for the six months ended January 23, 2016 includes potentially dilutive shares of 1.6 million, which are excluded from the historical amount due to the net loss reported for the period. The pro forma weighted-average number of common shares outstanding for the three months ended January 24, 2015 excludes 1.8 million of potentially dilutive shares, which was included in the reported amount due to the net income reported for the period. The weighted-average numbers of dilutive shares for other periods were not adjusted as the pro forma amounts were the same as the reported amounts.
The pro forma financial information is not indicative of the operational results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of the Company’s future operational results.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Goodwill and Other Intangible Assets

Goodwill

The following details the changes in goodwill for each reportable segment:

	ANN (a)	Justice	Lane Bryant (b)	maurices	dressbarn	Catherines	Total
	(millions)
Balance at July 25, 2015	$—	$103.6	$57.4	$130.7	$—	$28.0	$319.7
Acquisition-related activity (Note 4)	948.3	—	—	—	—	—	948.3
Balance at January 23, 2016	$948.3	$103.6	$57.4	$130.7	$—	$28.0	$1,268.0

(a) As more fully described in Note 4, the Company recorded measurement-period adjustments in the second quarter of Fiscal 2016, resulting in a decrease in goodwill of $4.9 million.
(b) Net of accumulated impairment losses of $261.7 million for the Lane Bryant segment as of July 25, 2015 and January 23, 2016.

Other Intangible Assets

Other intangible assets consist of the following:

	January 23, 2016			July 25, 2015
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:	(millions)
Proprietary technology	$5.8	$(5.8)	$—	$5.8	$(5.8)	$—
Customer relationships	54.2	(11.3)	42.9	2.7	(2.7)	—
Favorable leases	40.7	(3.6)	37.1	—	—	—
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	106.0	(26.0)	80.0	13.8	(13.8)	—
Intangible assets not subject to amortization:
Brands and trade names	1,192.4	—	1,192.4	377.4	—	377.4
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	1,203.3	—	1,203.3	388.3	—	388.3
Total intangible assets	$1,309.3	$(26.0)	$1,283.3	$402.1	$(13.8)	$388.3

Amortization

The Company recognized amortization expense of $4.3 million and $8.6 million on finite-lived intangible assets, excluding favorable leases discussed below, for the three and six months ended January 23, 2016, respectively, and $0.7 million and $1.4 million for the three and six months ended January 24, 2015, respectively, which is classified within Depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The Company amortizes customer relationships recognized as part of the ANN Acquisition over five years based on the pattern of revenue expected to be generated from the use of the asset. The expected amortization for each of the next five fiscal years is as follows:

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Expected Amortization
(millions)
2016 (remaining six months)	$8.6
2017	12.5
2018	9.4
2019	7.0
2020	5.4
Total	$42.9

Favorable leases are amortized into either Buying, distribution and occupancy expenses or Selling, general and administrative expenses over a weighted-average lease term of approximately four years. The expected amortization for each of the next five fiscal years is as follows: the remainder of Fiscal 2016: $3.8 million; fiscal 2017: $7.5 million; fiscal 2018: $7.1 million; fiscal 2019: $6.6 million; and fiscal 2020 and thereafter: $12.1 million.

6. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	January 23, 2016	July 25, 2015
	(millions)
ANN	$212.5	$—
Justice	101.2	136.0
Lane Bryant	128.3	126.5
maurices	103.5	103.8
dressbarn	84.3	93.3
Catherines	30.1	29.7
Total inventories	$659.9	$489.3

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Property and Equipment

Property and equipment, net, consist of the following:

	January 23, 2016	July 25, 2015
	(millions)
Property and Equipment:
Land	$31.4	$30.4
Buildings and improvements	198.7	189.3
Leasehold improvements	931.2	652.7
Furniture, fixtures and equipment	700.8	572.7
Information technology	484.4	356.2
Construction in progress	190.2	148.6
	2,536.7	1,949.9
Less: accumulated depreciation	(932.0)	(779.9)
Property and equipment, net	$1,604.7	$1,170.0

Long-Lived Assets Impairment

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Impairment losses for retail store-related assets and finite-lived intangible assets are included as a component of Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for all periods. There were no finite-lived intangible asset impairment losses recorded for any of the periods presented.

Impairment charges related to long-lived tangible assets by segment are as follows:

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(millions)
Justice	$1.4	$4.0	$1.7	$4.7
Lane Bryant	0.9	0.4	0.9	0.6
maurices	0.6	0.7	1.2	1.5
dressbarn	2.5	0.3	3.5	0.4
Total impairment charges	$5.4	$5.4	$7.3	$7.2

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	January 23, 2016	July 25, 2015
	(millions)
Prepaid expenses (a)	$112.9	$45.6
Accounts and other receivables (b)	168.9	70.8
Short-term investments	1.6	13.4
Other current assets	0.3	1.7
Total prepaid expenses and other current assets	$283.7	$131.5
_______

(a) Increase is mainly related to the inclusion of ANN and primarily reflects rent-related and other operational-related balances.
(b) Increase is mainly related to higher non-cash income tax receivables as of January 23, 2016 which are expected to reverse by the end of Fiscal 2016.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 23, 2016	July 25, 2015
	(millions)
Accrued salary, wages and related expenses	$223.4	$176.9
Accrued operating expenses (a)	145.1	202.1
Sales and other taxes payable	17.5	14.2
Other	33.9	10.0
Total accrued expenses and other current liabilities	$419.9	$403.2
_______

(a) Decrease is primarily due to escrow payment related to the Justice pricing lawsuits, as more fully described in Note 14.

10. Debt

Debt consists of the following:	January 23, 2016	July 25, 2015
	(millions)
Principal:
Revolving credit facility	$—	$116.0
Term loan	1,735.0	—
	1,735.0	116.0
Less: unamortized debt issuance costs (a)	(43.7)	(9.5)
unamortized original issue discount (a)	(32.7)	—
	1,658.6	106.5
Less: current portion	(18.0)	—
Total long-term debt	$1,640.6	$106.5
_______
(a) The original issue discount and debt issuance costs for the term loan are amortized over the life of the term loan using the interest rate method based on an imputed interest rate of approximately 6.3%. The unamortized debt issuance costs in connection with the Amended Revolving Credit Agreement, as defined below, are amortized on a straight-line basis over the life of the Amended Revolving Credit Agreement. Of the $76.4 million of unamortized debt issuance costs and original issue discount as of January 23, 2016, $69.9 million was related the term loan and $6.5 million was related to the revolving credit facility.

Amended Revolving Credit Agreement

In August 2015, in connection with the ANN Acquisition, the Company and certain of its domestic subsidiaries amended the revolving credit facility. The amendment increased the aggregate revolving commitments from $500 million to $600 million, with an optional increase of up to $200 million and extended the maturity date to August 2020 (the “Amended Revolving Credit Agreement”). There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement. However, borrowing availability under the Amended Revolving Credit Agreement (the "Availability") is limited by the amount of eligible inventory and receivables as defined in the Amended Revolving Credit Agreement.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of January 23, 2016, we had no balance outstanding under the Amended Revolving Credit Agreement. After taking into account the $33.8 million in outstanding letters of credit, the Company had $381.1 million of its availability under the Amended Revolving Credit Agreement.

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

The Term Loan matures on August 21, 2022, and has mandatory quarterly repayments of $4.5 million in calendar 2016 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.2 billion required at maturity. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan, of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties, provided that any prepayment made prior to August 21, 2016 with the proceeds of certain re-pricing events will be subject to a premium equal to 1% of the aggregate principal amount of the Term Loan repaid.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis points floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a floor of 175 basis points) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. As of January 23, 2016, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at an average rate of 5.25%.

During the second quarter of Fiscal 2016, the Company repurchased $65.0 million of the outstanding principal balance of the Term Loan at an aggregate cost of $61.6 million through open market transactions, resulting in a $0.8 million pre-tax gain, net of the proportional write-off of unamortized original discount and debt issuance costs of $2.6 million. Such net gain has been recorded as Gain on extinguishment of debt in the condensed consolidated statements of operations.

Restrictions under the Term Loan and the Amended Revolving Credit Agreement (collectively the "Borrowing Agreements")

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 to 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $45 million for three consecutive business days and ends when Availability is greater than these thresholds for 30 consecutive days. The Covenant Period was not in effect as of January 23, 2016.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's Amended Revolving Credit Agreement allows us to make restricted payments, including dividends and share repurchases subject to the Company satisfying certain conditions set forth in the Company's Amended Revolving Credit Agreement, notably that at the time of and immediately after giving effect to the restricted payment, (i) there is no default or event of default, and (ii) Availability is not less than 20% of the aggregate revolving commitments. The Company's Term Loan allows us to make restricted payments, including dividends and share repurchases up to a predetermined dollar amount. The dollar amount limitation is waived upon the satisfaction of certain conditions under the Term Loan, notably that at the time of and immediately after giving effect to such restricted payment, (i) there is no default or event of default, and (ii) total leverage ratio, as defined in the Term Loan agreement, is below predetermined limits. Dividends are payable when declared by our Board of Directors.

The Company’s obligations under the Borrowing Agreements are guaranteed by certain of its domestic subsidiaries (the “Subsidiary Guarantors”). As collateral under the Borrowing Agreements and the guarantees thereof, the Company and the Subsidiary Guarantors have granted to the administrative agents for the benefit of the lenders a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, certain domestic inventory and certain material real estate.

Maturities of Debt
The Company's debt matures as follows:

Fiscal Year	Amount
(millions)
2016 (remaining six months)	$9.0
2017	54.0
2018	90.0
2019	90.0
2020	90.0
Thereafter	1,402.0
Total maturities	$1,735.0

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

As of the dates presented, the Company believes that the carrying value of Cash and cash equivalents, Accounts and other receivables and Accounts payable approximates fair value due to the short maturity of these financial instruments.

The carrying amounts and fair values of the Company's Available-for-sale investments and Long-term debt are as follows:

	As of January 23, 2016
		Fair Value Measurements
	Carrying value	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(millions)
Assets:
Available-for-sale investments (a)	$1.6	$1.6
	$1.6	$1.6

Liabilities:
Term loan (b)	$1,665.1		$1,639.6
	$1,665.1		$1,639.6

	As of July 25, 2015
		Fair Value Measurements
	Carrying value	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(millions)
Assets:
Available-for-sale investments (a)	$13.4	$13.4
	$13.4	$13.4

Liabilities:
Revolving credit facility (c)	$106.5		$116.0
	$106.5		$116.0

(a) Available-for-sale investments, included within Prepaid expenses and other current assets, consist of restricted cash and are recorded at fair value as of January 23, 2016 and July 25, 2015.
(b) The carrying amount of the Term Loan is net of unamortized original issue discount and debt issuance costs of $69.9 million as of January 23, 2016. The fair value of the Term Loan was determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.
(c) The carrying amount revolving credit facility is net of debt issuance costs of $9.5 million as of July 25, 2015.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Equity

	Six Months Ended
Summary of Changes in Equity:	January 23, 2016	January 24, 2015
	(millions)
Balance at beginning of period	$1,518.1	$1,737.7
Common stock issued in connection with the ANN Acquisition (Note 4)	344.9	—
Net (loss) income	(40.7)	62.2
Other comprehensive loss	(2.8)	(8.3)
Common stock issued and equity grants made pursuant to stock-based compensation plans	22.4	13.9
Purchases and retirements of common stock	(18.6)	—
Balance at end of period	$1,823.3	$1,805.5

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”), which replaced and canceled the share repurchase program originally announced in Fiscal 2010, as amended in Fiscal 2011, which had a remaining availability of $89.9 million. Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's Borrowing Agreements, as more fully described in Note 10. Repurchased shares are retired and treated as authorized but unissued. The excess of repurchase price over the par value of common stock for the repurchased shares is charged entirely to retained earnings.

In the second quarter of Fiscal 2016, 2.1 million shares of common stock were repurchased by the Company at an aggregate cost of $18.6 million under the 2016 Stock Repurchase Program. The remaining availability under the 2016 Stock Repurchase Program was approximately $181.4 million at January 23, 2016.

Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing the net (loss) income applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share adjusts basic net (loss) income per common share for the effects of outstanding stock options, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net (loss) income per common share is reconciled to those shares used in calculating diluted net (loss) income per common share as follows:

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(millions)
Basic	195.8	162.6	190.3	162.3
Dilutive effect of stock options and restricted stock units	—	1.8	—	2.4
Diluted shares	195.8	164.4	190.3	164.7

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net (loss) income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service conditions. Potentially dilutive instruments are not included in the computation of net loss per share for the three and six months ended January 23, 2016 as the impact of those items in the period is anti-dilutive. For the three months ended January 23, 2016 and January 24, 2015, respectively, 18.0 million and 11.0 million shares of anti-dilutive options , and for the six months ended January 23, 2016 and January 24, 2015, respectively, 18.0 million and 9.2 million shares of anti-dilutive options were excluded from the diluted share calculations.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Stock-based Compensation

Omnibus Incentive Plan

In November 2015, the Board of Directors approved the amendment and restatement of the Company’s 2010 Stock Incentive Plan, as amended in December 2012 (the "2010 Stock Incentive Plan"). The amended and restated 2010 Stock Incentive Plan (the “2016 Omnibus Incentive Plan”) was approved by the Company’s shareholders and became effective on December 10, 2015. The 2010 Stock Incentive Plan provided for granting of either Incentive Stock Options or non-qualified options to purchase shares of common stock, as well as the award of shares of restricted stock and other stock awards (including restricted stock units). The 2016 Omnibus Incentive Plan generally incorporates the provisions of the 2010 Stock Incentive Plan and includes certain changes to (i) increase the aggregate number of shares that may be issued under the plan by an additional 19.5 million shares to 70.5 million, (ii) add the ability to grant performance-based cash incentive awards, (iii) retain the ability to grant performance-based stock awards for a period of five years, and (iv) extend the term until November 2025.

As of January 23, 2016, there were approximately 22.7 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(millions)
Compensation expense	$7.5	$0.4	$12.3	$7.2
Income tax benefit	$(2.9)	$(0.1)	$(4.7)	$(2.7)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Six Months Ended
	January 23, 2016	January 24, 2015
Expected term (years)	3.0	3.9
Expected volatility	35.3%	38.9%
Risk-free interest rate	1.5%	1.8%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$4.25	$4.97

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the six months ended January 23, 2016 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 25, 2015	14,103.9	$14.13	5.1	$17.3
Granted	3,360.5	13.21
Exercised	(1,249.9)	6.95
Canceled/Forfeited	(547.2)	15.85
Options outstanding – January 23, 2016	15,667.3	$14.45	5.3	$0.2

Options vested and expected to vest at January 23, 2016 (b)	15,229.3	$14.43	5.2	$0.2
Options exercisable at January 23, 2016	8,691.6	$14.01	4.7	$0.2
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of January 23, 2016, there was $29.9 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. The total intrinsic value of options exercised during the six months ended January 23, 2016 was approximately $7.1 million and during the six months ended January 24, 2015 was approximately $3.0 million. Of these amounts, $0.1 million was exercised during the three months ended January 23, 2016 and $1.0 million was exercised during the three months ended January 24, 2015. The total grant date fair value of options that vested during the six months ended January 23, 2016 was approximately $13.2 million and during the six months ended January 24, 2015 was approximately $13.7 million. Of these amounts, $0.5 million was vested during the three months ended January 23, 2016 and $0.4 million was vested during the three months ended January 24, 2015.

Restricted Equity Awards

A summary of restricted equity awards activity during the six months ended January 23, 2016 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 25, 2015	1,101.9	$16.13	449.1	$17.20	184.8	$16.84
Granted	1,647.8	13.14	—	—	—	—
Vested	(328.7)	15.69	—	—	—	—
Cancelled/Forfeited	(45.7)	14.66	(449.1)	17.20	(184.8)	16.84
Nonvested at January 23, 2016	2,375.3	$14.15	—	$—	—	$—

 As of January 23, 2016, there was $23.2 million of total unrecognized compensation related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.

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

14. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of January 23, 2016. The minimum lease payments do not include common area maintenance ("CAM") charges or real estate taxes, which are also required contractual obligations under the operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year.

The following is a schedule of the estimated future minimum rentals under non-cancelable operating leases, including ANN, as of January 23, 2016:

Fiscal Years	Minimum Operating Lease Payments (a)(b)
(millions)
2016 (remaining six months)	$305.9
2017	542.3
2018	457.3
2019	377.3
2020	319.8
Subsequent years	813.7
Total future minimum rentals	$2,816.3

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

A former Justice executive retired effective January 24, 2015. As a result, previously accrued deferred compensation under the terms of his employment agreement of approximately $35 million became payable and was paid during the first quarter of Fiscal 2016. This amount, which was treated as a non-deductible permanent item for income tax purposes in previous periods, became fully deductible in the first quarter of Fiscal 2015. The related tax benefit of approximately $13 million was treated as a discrete item within the first quarter of Fiscal 2015 and was a significant factor in reducing the Company's effective income tax rate for the three and six months ended January 24, 2015.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Commitments

The Company enters into various cancelable and non-cancelable commitments during the year. Typically, those commitments are for less than a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company normally does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. Preliminary commitments with the Company’s private-label merchandise vendors typically are made five to seven months in advance of planned receipt date. A portion of these merchandise purchase commitments are cancelable up to 30 days prior to the vendor’s scheduled shipment date.

In addition, the Company has $33.8 million of outstanding letters of credit as of January 23, 2016.

Legal Matters

General

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

Justice Pricing Litigation

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

In July 2015, an agreement was reached with the plaintiffs in the Rougvie case to settle the lawsuits on a class basis with all Justice customers who made purchases between January 1, 2012 and February 28, 2015 for approximately $50 million, including payments to members of the class, payment of legal fees and expenses of settlement administration. As a result, the Company established a reserve for approximately $50 million during Fiscal 2015.

The proposed Settlement Agreement was filed with the United States District Court for the Eastern District of Pennsylvania for preliminary approval on September 24, 2015, and received preliminary approval by the court on October 27, 2015. The Company paid approximately $50 million representing the agreed settlement amount into an escrow account on November 16, 2015. Formal notice of settlement was sent to the class members on December 1, 2015.  The Company continues to believe that the previously accrued amount of approximately $50 million reflects a liability that is both probable and reasonably estimable.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 2015 filed with the SEC on September 16, 2015, which includes a description of the lawsuits comprising the Justice pricing litigation and should be read in conjunction with the foregoing update.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating (loss) income and depreciation and amortization expense for each segment are as follows:

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(millions)
Net sales:
ANN (a)	$637.5	$—	$1,138.7	$—
Justice	327.5	413.9	632.9	770.9
Lane Bryant	282.3	279.5	538.5	525.2
maurices	291.6	279.8	574.3	531.7
dressbarn	221.6	230.4	469.0	490.0
Catherines	81.3	85.0	160.4	165.0
Total net sales	$1,841.8	$1,288.6	$3,513.8	$2,482.8

Operating (loss) income:
ANN (a) (b)	$(5.8)	$—	$(53.9)	$—
Justice	13.2	12.6	53.4	53.4
Lane Bryant	(6.1)	(10.0)	(7.5)	(18.6)
maurices	26.8	29.2	66.5	56.1
dressbarn	(28.1)	(15.2)	(32.8)	(7.1)
Catherines	(0.8)	5.3	4.0	13.2
Unallocated acquisition and integration expenses	(16.0)	(5.3)	(58.5)	(14.3)
Total operating (loss) income	$(16.8)	$16.6	$(28.8)	$82.7

Depreciation and amortization expense:
ANN (a)	$32.8	$—	$60.5	$—
Justice	17.8	15.7	34.8	30.5
Lane Bryant	10.7	11.4	21.2	23.0
maurices	12.2	10.4	23.8	21.0
dressbarn	13.6	12.8	27.0	24.6
Catherines	2.3	1.7	4.6	3.4
Total depreciation and amortization expense	$89.4	$52.0	$171.9	$102.5
_______

(a)
The operating results of ANN for the post-acquisition periods from November 1, 2015 to January 30, 2016 and from August 22, 2015 to January 30, 2016 are included within the Company's condensed consolidated results of operations for the three and six months ended January 23, 2016, respectively.

(b)
The operating results of ANN for the three and six months ended January 23, 2016 include approximately $30 million and $141 million, respectively, of purchase accounting adjustments, primarily related to the amortization of inventory step-up, as discussed in Notes 4 and 5.

16. Additional Financial Information

	Six Months Ended
Cash Interest and Taxes:	January 23, 2016	January 24, 2015
	(millions)
Cash paid for interest	$26.7	$2.5
Cash paid for income taxes	$17.2	$15.7

Non-cash Transactions

In connection with the ANN Acquisition, as more fully described in Note 4, the Company issued 31.2 million shares of common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. Non-cash investing activities include accrued purchases of fixed assets in the amount of $42.4 million as of January 23, 2016 and $33.6 million as of January 24, 2015.

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

OVERVIEW

Our Business

Ascena Retail Group, Inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On August 21, 2015, the Company acquired ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands. The Company operates, through its 100% owned subsidiaries, ecommerce operations and over 4,900 stores throughout the United States, Canada and Puerto Rico. The Company had pro forma annual revenue for the fiscal year ended July 25, 2015 of approximately $7.3 billion, which reflects revenue as if the ANN Acquisition had occurred as of the beginning of the fiscal year. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

Acquisition of ANN INC.

On August 21, 2015, the Company acquired 100% of the outstanding common stock of ANN INC. (the "ANN Acquisition") for an aggregate purchase price of approximately $2.1 billion. The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of the Company's common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. The cash portion of the purchase price was funded with borrowings under a $1.8 billion seven-year, variable-rate term loan described in Note 10 to the accompanying condensed consolidated financial statements. The acquisition is intended to diversify our portfolio of brands that serve the needs of women of different ages, sizes and demographics. ANN's operating results for the post-acquisition periods are included in the accompanying condensed consolidated statements of operations for the second quarter and year-to-date periods of Fiscal 2016.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Summary of Financial Performance

General Economic Conditions

Our performance is subject to macroeconomic conditions and their impact on levels and patterns of consumer spending. Some of the factors that could negatively impact discretionary consumer spending include general economic conditions, high unemployment, lower wage levels, reductions in net worth, higher energy and other prices, increasing interest rates and low consumer confidence. These factors above could have a negative effect on our operations, which in turn could have a material effect on our business, operational results, financial condition and cash flows.

The U.S. economy continued to show signs of recovery during the second quarter of Fiscal 2016 with a decrease in unemployment rates, lower oil prices and continued low interest rates. However, expectations of the future state of the U.S. economy remain uncertain. While certain consumer spending sectors continued to show signs of improvement, such as the demand for durable goods and automobiles, others, such as discretionary spending on non-durable goods, remained inconsistent and challenging during the second quarter of 2016. Overall, consumer traffic remained inconsistent, which has resulted in a continuation of an aggressive promotional environment. Additionally, unseasonably warm winter weather conditions impacted the holiday selling season for apparel retailers. This effect impacted our brands to varying degrees. Our brands will continue to monitor the respective spending patterns of their consumers and adjust their operating strategies as necessary to mitigate these challenges and maximize operating performance.

Omni-channel Strategy

As our omni-channel strategy continues to mature, it is increasingly difficult to distinguish between store sales and ecommerce sales due to the following:

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
We believe our ecommerce operations are interdependent with our brick-and-mortar store sales, we no longer feel that separate ecommerce and brick-and-mortar sales information is meaningful. Considering our customer cross channel behaviors, we believe that reporting one comparable sales metric is a more meaningful presentation. Accordingly, effective with the first quarter of Fiscal 2016, we are no longer reporting store comparable sales and ecommerce sales separately.

Second Quarter Summary and Key Developments

Operating highlights for the quarter are as follows:

•	Net sales for the second quarter of Fiscal 2016 were $1.842 billion, up 42.9%, primarily due to the effect of the ANN Acquisition; for the legacy ascena brands, net sales were down 6.5%;

•	Comparable sales for the legacy ascena brands (excluding ANN) decreased 6%, caused by the anticipated decrease at Justice related to its new selling strategy;

•
Gross margin rate increased by 60 basis points to 52.0% from 51.4%, primarily due to the improved margin rates at the ascena legacy brands, offset in part by the non-cash charge of approximately $23 million related to the remaining amortization of the purchase accounting write-up of ANN's inventory to fair market value; for the legacy ascena brands, gross margin rate increased by approximately 310 basis points, to 54.5% from 51.4%, primarily driven by Justice and maurices, offset in part by dressbarn and Catherines;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•
Operating loss was $16.8 million for the second quarter of Fiscal 2016, compared to operating income of $16.6 million for the second quarter of Fiscal 2015 primarily due to the impact of non-cash purchase accounting adjustments of approximately $30 million related to the ANN Acquisition; for the legacy ascena brands, operating results decreased by $16.9 million, mainly caused by a decrease at dressbarn and Catherines;

•
The effective tax rate was 49.3%, compared to 42.0% for the second quarter of Fiscal 2015, primarily due to the effect of state and local taxes rates on a revised full year earnings estimate and certain acquisition-related transaction costs which are non-deductible for tax purposes; and

•	Net loss per diluted share was $0.12, compared to net income per diluted share of $0.05 for the second quarter of Fiscal 2015.

Liquidity highlights are as follows:

•
We were in a net debt position (total debt less cash and cash equivalents and short-term investments) of $1.363 billion as of the end of the second quarter of Fiscal 2016, compared to a net cash position of $147.5 million as of the end of Fiscal 2015;

•	Cash provided by operations was $161.2 million for the six months ended January 23, 2016, compared to $212.7 million for the six months ended January 24, 2015;

•
We used $1.495 billion of cash, net of cash acquired, for the ANN Acquisition and $173.2 million for capital expenditures during the six months ended January 23, 2016, compared to $154.4 million for capital expenditures for the six months ended January 24, 2015;

•	We borrowed $1.8 billion during the first quarter to fund the ANN Acquisition. During the second quarter, we repurchased $65.0 million of the term loan for $61.6 million;

•
Net repayments under our revolving credit agreement totaled $116.0 million for the six months ended January 23, 2016, compared to net repayments of $45.0 million for the six months ended January 24, 2015; and

•	We used $18.6 million of available cash to purchase shares of our common stock during the second quarter of Fiscal 2016.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operational results for the periods presented herein has been affected by certain transactions. A summary of the effect of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(millions)
Acquisition and integration expenses (a)	$(16.0)	$(5.3)	$(58.5)	$(14.3)
Non-cash inventory expense associated with the purchase accounting write-up of ANN's inventory to fair market value	(22.7)	—	(126.9)	—
Depreciation and amortization related to the ANN purchase accounting adjustments to property and equipment and customer relationships (b)	(7.2)	—	(13.7)	—
Impact of ANN purchase accounting adjustments on deferred revenue (b)	(1.0)	—	(1.0)	—
Impact of ANN purchase accounting adjustments for leases (b)	1.0	—	1.0	—
Gain on extinguishment of debt	0.8	—	0.8	—
Accelerated depreciation associated with the Company's supply chain and technological integration efforts	—	(0.1)	—	(0.6)
Total	$(45.1)	$(5.4)	$(198.3)	$(14.9)

(a) Fiscal 2016 primarily represented costs related to the acquisition and the integration of ANN. Fiscal 2015 primarily represented costs related to the integration of the Company's supply chain and information technology platforms.
(b) The remaining unamortized purchase accounting adjustments arising from the ANN Acquisition which will impact ANN's operating results in future periods are approximately $117 million with approximately $24 million to be recognized during the remainder of Fiscal 2016.

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

•	it eliminates non-cash charges resulting from the purchase accounting for the ANN Acquisition;

•	it eliminates the significant level of non-cash depreciation and amortization expense that resulted from the capital expenditures and acquisitions we have undertaken over the last few fiscal years;

•	it enhances investors' ability to analyze trends in our business; and

•	it is a significant performance measure in our incentive compensation programs.

We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with those of other companies in our industry, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for performance measures in accordance with generally accepted accounting principles in the United States ("GAAP"), such as operating (loss) income, net (loss) income, net cash provided by

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

operating activities or other measures of performance or liquidity we have reported in our condensed consolidated financial statements.

The following table reconciles Adjusted EBITDA to net (loss) income as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP:

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(millions)
Adjusted EBITDA	$111.3	$73.9	$328.5	$199.5
Acquisition and integration expenses	(16.0)	(5.3)	(58.5)	(14.3)
Non-cash inventory expense associated with the purchase accounting write-up of ANN's inventory to fair market value	(22.7)	—	(126.9)	—
Impact of ANN purchase accounting adjustments for leases (b)	1.0	—	1.0	—
Impact of the purchase accounting adjustments for deferred revenue	(1.0)	—	(1.0)	—
Depreciation and amortization expense	(89.4)	(52.0)	(171.9)	(102.5)
Operating (loss) income	(16.8)	16.6	(28.8)	82.7

Interest expense	(27.8)	(1.6)	(48.3)	(3.3)
Interest income and other (expense) income, net	(0.8)	—	(0.2)	0.1
Gain on extinguishment of debt	0.8	—	0.8	—
(Loss) income before provision for income taxes	(44.6)	15.0	(76.5)	79.5
Benefit (provision) for income taxes	22.0	(6.3)	35.8	(17.3)
Net (loss) income	$(22.6)	$8.7	$(40.7)	$62.2

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended January 23, 2016 compared to Three Months Ended January 24, 2015

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	January 23, 2016	January 24, 2015	$ Change	% Change
	(millions, except per share data)
Net sales	$1,841.8	$1,288.6	$553.2	42.9%

Cost of goods sold	(883.7)	(626.6)	(257.1)	41.0%
Cost of goods sold as % of net sales	48.0%	48.6%
Gross margin	958.1	662.0	296.1	44.7%
Gross margin as % of net sales	52.0%	51.4%
Other operating expenses:
Buying, distribution and occupancy expenses	(320.0)	(216.4)	(103.6)	47.9%
Buying, distribution and occupancy expenses as % of net sales	17.4%	16.8%
Selling, general and administrative expenses	(549.5)	(371.7)	(177.8)	47.8%
SG&A expenses as % of net sales	29.8%	28.8%
Acquisition and integration expenses	(16.0)	(5.3)	(10.7)	201.9%
Depreciation and amortization expense	(89.4)	(52.0)	(37.4)	71.9%
Total other operating expenses	(974.9)	(645.4)	(329.5)	51.1%
Operating (loss) income	(16.8)	16.6	(33.4)	(201.2)%
Operating (loss) income as % of net sales	(0.9)%	1.3%
Interest expense	(27.8)	(1.6)	(26.2)	1,637.5%
Interest income and other expense, net	(0.8)	—	(0.8)	NM
Gain on extinguishment of debt	0.8	—	0.8	NM
(Loss) income before provision for income taxes	(44.6)	15.0	(59.6)	(397.3)%
Benefit (provision) for income taxes	22.0	(6.3)	28.3	(449.2)%
Effective tax rate(a)	49.3%	42.0%
Net (loss) income	$(22.6)	$8.7	$(31.3)	(359.8)%

Net (loss) income per common share:
Basic	$(0.12)	$0.05	$(0.17)	(340.0)%
Diluted	$(0.12)	$0.05	$(0.17)	(340.0)%
_______
(a) Effective tax rate is calculated by dividing the benefit (provision) for income taxes by (loss) income before provision for income taxes.
(NM) Not Meaningful.

Net Sales. Net sales increased by $553.2 million, or 42.9%, to $1.842 billion for the three months ended January 23, 2016 from $1.289 billion for the three months ended January 24, 2015. The increase was primarily due to the effect of the ANN Acquisition. For the legacy ascena brands, on a consolidated basis, for the three months ended January 23, 2016, comparable sales decreased by $71.7 million, or 6%, to $1.119 billion from $1.191 billion for the three months ended January 24, 2015 primarily as a result of anticipated sales declines at Justice related to its new, less promotional selling strategy. Non-comparable sales decreased by $2.3 million, or 5%, to $47.6 million from $49.9 million. Wholesale, licensing and other revenues decreased by $10.1 million, or 21%, to $37.5 million from $47.6 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our six business segments is presented below.

	Three Months Ended
	January 23, 2016	January 24, 2015	$ Change	% Change
	(millions)
Net sales:
ANN	$637.5	$—	$637.5	NM
Justice	327.5	413.9	(86.4)	(20.9)%
Lane Bryant	282.3	279.5	2.8	1.0%
maurices	291.6	279.8	11.8	4.2%
dressbarn	221.6	230.4	(8.8)	(3.8)%
Catherines	81.3	85.0	(3.7)	(4.4)%
Total net sales	$1,841.8	$1,288.6	$553.2	42.9%

Comparable sales (a)(b)				(6)%
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
(NM) Not Meaningful.

ANN net sales of $637.5 million represented ANN's net sales for the post-acquisition period from November 1, 2015 to January 30, 2016.

Justice net sales. The net decrease primarily reflects:

•
a decrease of $66.0 million, or 17%, in comparable sales during the three months ended January 23, 2016, mainly as a result of an anticipated decrease in customer transactions, which was caused by the elimination of store-wide promotional activity. As a result of the new promotional strategy at Justice, the negative trend is expected to continue for the remainder of Fiscal 2016;

•	a $8.9 million decrease in non-comparable stores sales, as the positive effect of 14 new store openings was more than offset by 67 store closings in the last twelve months; and

•	a $11.5 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $4.9 million, or 2%, in comparable sales during the three months ended January 23, 2016;

•	a $2.7 million decrease in non-comparable stores sales, as the positive effect of 25 new store openings was more than offset by 31 store closings in the last twelve months; and

•	a $0.6 million increase in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $1.2 million in comparable sales (essentially flat) during the three months ended January 23, 2016;

•	a $10.4 million increase in non-comparable stores sales, primarily driven by an increase related to 39 net new store openings during the last twelve months; and

•	a $0.2 million increase in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $9.4 million, or 4%, in comparable sales during the three months ended January 23, 2016 as a result of a decline in customer traffic;

•	a $0.3 million decrease in non-comparable stores sales, as the positive effect of 26 new store openings was more than offset by 24 store closings during the last twelve months; and

•	a $0.9 million increase in other revenues.

Catherines net sales. The net decrease primarily reflects:

•	a decrease of $2.4 million, or 3%, in comparable sales during the three months ended January 23, 2016;

•	a $0.8 million decrease in non-comparable stores sales, as the positive effect of 2 new store openings was more than offset by 9 store closings during the last twelve months; and

•	a $0.5 million decrease in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 60 basis points to 52.0% for the three months ended January 23, 2016 from 51.4% for the three months ended January 24, 2015. The increase was mainly a result of approximately 310 basis points gross margin rate increase for the legacy ascena brands from 51.4% to 54.5%, primarily due to higher margin rates at Justice and maurices, offset in part by dressbarn and Catherines. Partially offsetting the increase was approximately $24 million of non-cash purchase accounting adjustments related to the remaining write-up of ANN's inventory to fair market value as a result of the acquisition.

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

BD&O expenses increased by $103.6 million, or 47.9%, to $320.0 million for the three months ended January 23, 2016 from $216.4 million for the three months ended January 24, 2015, with $101.8 million related to ANN. BD&O expenses as a percentage of net sales increased by 60 basis points to 17.4% for the three months ended January 23, 2016 from 16.8% for the three months ended January 24, 2015. The remaining increase of $1.8 million from the legacy ascena brands was primarily due to increases in buying-related and occupancy costs which were mostly offset by synergy savings resulting from the supply chain integration of our ecommerce distribution facilities into one distribution center in Greencastle, Indiana that was completed in the third quarter of Fiscal 2015.

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

SG&A expenses increased by $177.8 million, or 47.8%, to $549.5 million for the three months ended January 23, 2016 from $371.7 million for the three months ended January 24, 2015, with $173.4 million related to ANN. SG&A expenses as a percentage of net sales increased by 100 basis points to 29.8% for the three months ended January 23, 2016 from 28.8% for the three months ended January 24, 2015. The remaining increase of $4.4 million from the legacy ascena brands was mainly due to general administrative increases and incremental marketing investments mainly at Lane Bryant and maurices, offset in part by lower store-related expenses mainly at Justice.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $37.4 million, or 71.9%, to $89.4 million for the three months ended January 23, 2016 from $52.0 million for the three months ended January 24, 2015, with $32.8

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

million related to ANN. The remaining increase of $4.6 million from the legacy ascena brands primarily resulted from higher depreciation of Company-owned information technology assets placed into service during Fiscal 2015.

Operating (Loss) Income. Operating results decreased by $33.4 million, or 201.2%, to an operating loss of $16.8 million for the three months ended January 23, 2016 from operating income of $16.6 million for the three months ended January 24, 2015. The decrease in operating results reflected the operating loss of $5.8 million for ANN, which included approximately $30 million of non-cash purchase accounting adjustments, a $10.7 million increase in Acquisition and integration expenses and a $16.9 million decrease in operating results for the legacy ascena brands. The operating results from the legacy ascena brands primarily reflected soft performance at dressbarn and Catherines, offset in part by growth at Lane Bryant.

Operating results for our six business segments are presented below.

	Three Months Ended
	January 23, 2016	January 24, 2015	$ Change	% Change
	(millions)
Operating (loss) income:
ANN	$(5.8)	$—	$(5.8)	NM
Justice	13.2	12.6	0.6	4.8%
Lane Bryant	(6.1)	(10.0)	3.9	(39.0)%
maurices	26.8	29.2	(2.4)	(8.2)%
dressbarn	(28.1)	(15.2)	(12.9)	84.9%
Catherines	(0.8)	5.3	(6.1)	(115.1)%
Unallocated acquisition and integration expenses	(16.0)	(5.3)	(10.7)	201.9%
Total operating (loss) income	$(16.8)	$16.6	$(33.4)	(201.2)%
 _______
(NM) Not Meaningful.

ANN operating loss of $5.8 million is for the post-acquisition period from November 1, 2015 to January 30, 2016. The operating results for the second quarter of Fiscal 2016 were impacted by approximately $30 million of non-cash purchase accounting adjustments.
Justice operating income increased by $0.6 million. The operating results reflect a significant reduction in promotional activity, supported by execution of the new Justice strategy, which is based on a hybrid of everyday low price merchandise, along with full ticket fashion merchandise, supported by focused, category-level promotions. The decrease in sales in the second quarter was offset by a higher gross margin rate of approximately 990 basis points. The increase in gross margin rate was primarily due to tighter inventory management and reduced promotional selling. BD&O and SG&A expenses decreased mainly as a result of store closures related to ongoing market optimization, and lower variable expenses associated with the decrease in sales volume. Depreciation expense increased primarily as a result of higher allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015. We expect sales and the gross margin rate to remain non-comparable throughout most of Fiscal 2016 until the anniversary of the roll-out of the new Justice strategy, which was implemented toward the end of the fourth quarter of Fiscal 2015. During this non-comparable period, we expect sales to remain below last year, accompanied by significantly higher gross margin rate related to more full-ticket selling and tighter inventory management.
Lane Bryant operating results improved by $3.9 million mainly as a result of a flow-through of margin on a slightly higher sales volume and a decrease in SG&A expenses. The decrease in SG&A expenses was primarily due to lower general administrative payroll costs resulting from the elimination of duplicative corporate overhead, as the Company completed its migration to common information technology platforms in the first quarter of Fiscal 2016. Partially offsetting the decrease was an increase in marketing investments to drive future growth.

maurices operating income decreased by $2.4 million. Increases in sales and gross margin rate resulting from the continued strong fashion execution and increased internally-sourced product mix. These increases were more than offset by increases in BD&O, SG&A and depreciation expenses. BD&O and SG&A expenses were higher due to general administrative increases and strategic investments expected to drive future growth, including new stores and incremental marketing investments. Also contributing to the year-over-year increase in SG&A expenses for Fiscal 2016 was a $1.6 million gain on the sale of the distribution center in Des

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Moines which was recorded in Fiscal 2015. The increase in depreciation expense primarily resulted from higher allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015.

dressbarn operating loss increased by $12.9 million, mainly due to the decreases in sales and gross margin rate and an increase in SG&A expenses. The lower gross margin rate is primarily due to higher promotional markdowns to sell through seasonal inventory. The increase in SG&A expenses was primarily due to general administrative increases and higher store asset impairment charges resulting from lower-than-expected operating performance of certain retail locations.

Catherines operating income decreased by $6.1 million mainly due to decreases in sales and gross margin rate. The decrease in gross margin rate was primarily due to higher promotional markdowns to sell through seasonal inventory. Also contributing to the decrease in operating income was an increase in SG&A expense and, although to a lesser degree, an increase in allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015.

Unallocated acquisition and integration expenses of $16.0 million for the three months ended January 23, 2016 primarily represent expenses related to the integration of ANN, which are expected to decline in the second half of Fiscal 2016. The amount of $5.3 million for the three months ended January 24, 2015 related primarily to the Company's supply chain and technological integration, which was substantially completed by the end of Fiscal 2015.

Interest expense increased by $26.2 million as a result of the $1.8 billion seven-year, variable-rate term loan obtained to finance the ANN Acquisition on August 21, 2015. Interest expense included the non-cash amortization of $2.8 million related to the original issue discount and debt issuance costs.

Gain on extinguishment of debt. During the second quarter of Fiscal 2016, the Company repurchased $65.0 million of the outstanding principal balance of the term loan at an aggregate cost of $61.6 million through open market transactions, resulting in a $0.8 million pre-tax gain, net of the proportional write-off of unamortized original discount and debt issuance costs of $2.6 million.

Benefit (Provision) for Income Taxes represents federal, foreign, state and local income taxes. Income taxes must be accrued in each interim accounting period using an estimate of the annual effective tax rate. The estimated annual effective tax rate is applied to year-to-date income or loss to compute the year-to-date tax amount. Taxes recognized in previous periods are deducted from the year-to-date amount to compute the tax amount for the current period. The provision for income taxes decreased by $28.3 million, to a benefit of $22.0 million on a pretax loss of $44.6 million for the three months ended January 23, 2016 from a provision of $6.3 million on pretax income of $15.0 million for the three months ended January 24, 2015. The Company has a pre-tax loss for the three months ended January 23, 2016 while the Company is projecting a full year pre-tax profit. The effective tax rate was 49.3% for the three months ended January 23, 2016 and the effective tax rate was 42.0% for the three months ended January 24, 2015. The effective tax rate for the second quarter of Fiscal 2016 was higher than the statutory tax rate primarily due to the effect of state and local taxes rates on a revised full year earnings estimate and certain acquisition-related transaction costs which are non-deductible for tax purposes.

Net (Loss) Income decreased by $31.3 million, to a net loss of $22.6 million for the three months ended January 23, 2016 from net income of $8.7 million for the three months ended January 24, 2015. The decrease was mainly due to the lower operating results discussed above, partially offset by a decrease in the provision for income taxes.

Net (Loss) Income per Diluted Common Share decreased by $0.17 to a net loss of $0.12 per share for the three months ended January 23, 2016 from net income of $0.05 per share for the three months ended January 24, 2015, primarily as a result of the decrease in net income, as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Six Months Ended January 23, 2016 compared to Six Months Ended January 24, 2015

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Six Months Ended
	January 23, 2016	January 24, 2015	$ Change	% Change
	(millions, except per share data)
Net sales	$3,513.8	$2,482.8	$1,031.0	41.5%

Cost of goods sold	(1,659.6)	(1,126.3)	(533.3)	47.3%
Cost of goods sold as % of net sales	47.2%	45.4%
Gross margin	1,854.2	1,356.5	497.7	36.7%
Gross margin as % of net sales	52.8%	54.6%
Other operating expenses:
Buying, distribution and occupancy expenses	(616.4)	(430.8)	(185.6)	43.1%
Buying, distribution and occupancy expenses as % of net sales	17.5%	17.4%
Selling, general and administrative expenses	(1,036.2)	(726.2)	(310.0)	42.7%
SG&A expenses as % of net sales	29.5%	29.2%
Acquisition and integration expenses	(58.5)	(14.3)	(44.2)	309.1%
Depreciation and amortization expense	(171.9)	(102.5)	(69.4)	67.7%
Total other operating expenses	(1,883.0)	(1,273.8)	(609.2)	47.8%
Operating (loss) income	(28.8)	82.7	(111.5)	(134.8)%
Operating (loss) income as % of net sales	(0.8)%	3.3%
Interest expense	(48.3)	(3.3)	(45.0)	1,363.6%
Interest income and other (expense) income, net	(0.2)	0.1	(0.3)	(300.0)%
Gain on extinguishment of debt	0.8	—	0.8	NM
(Loss) income before provision for income taxes	(76.5)	79.5	(156.0)	(196.2)%
Benefit (provision) for income taxes	35.8	(17.3)	53.1	(306.9)%
Effective tax rate(a)	46.8%	21.8%
Net (loss) income	$(40.7)	$62.2	$(102.9)	(165.4)%

Net (loss) income per common share:
Basic	$(0.21)	$0.38	$(0.59)	(155.3)%
Diluted	$(0.21)	$0.38	$(0.59)	(155.3)%
_______
(a) Effective tax rate is calculated by dividing the benefit (provision) for income taxes by (loss) income before provision for income taxes.
(NM) Not Meaningful.

Net Sales. Net sales increased by $1,031.0 million, or 41.5%, to $3.514 billion for the six months ended January 23, 2016 from $2.483 billion for the six months ended January 24, 2015. The increase was primarily due to the effect of the ANN Acquisition. For the legacy ascena brands, on a consolidated basis, for the six months ended January 23, 2016, comparable sales decreased by $110.4 million, or 5%, to $2.196 billion from $2.307 billion for the six months ended January 24, 2015 primarily as a result of anticipated sales declines at Justice related to its new, less promotional selling strategy. Non-comparable sales increased by $1.3 million, or 1%, to $95.9 million from $94.6 million. Wholesale, licensing and other revenues increased by $1.4 million, or 2%, to $82.9 million from $81.5 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our six business segments is presented below.

	Six Months Ended
	January 23, 2016	January 24, 2015	$ Change	% Change
	(millions)
Net sales:
ANN	$1,138.7	$—	$1,138.7	NM
Justice	632.9	770.9	(138.0)	(17.9)%
Lane Bryant	538.5	525.2	13.3	2.5%
maurices	574.3	531.7	42.6	8.0%
dressbarn	469.0	490.0	(21.0)	(4.3)%
Catherines	160.4	165.0	(4.6)	(2.8)%
Total net sales	$3,513.8	$2,482.8	$1,031.0	41.5%

Comparable sales (a)(b)				(5)%
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
(NM) Not Meaningful.

ANN net sales of $1,138.7 million represented ANN's net sales for the post-acquisition period from August 22, 2015 to January 30, 2016.

Justice net sales. The net decrease primarily reflects:

•
a decrease of $116.6 million, or 16%, in comparable sales during the six months ended January 23, 2016, mainly as a result of an anticipated decrease in customer transactions, which was caused by the elimination of store-wide promotional activity. As a result of the new promotional strategy at Justice, the negative trend is expected to continue for the remainder of Fiscal 2016;

•	a $14.8 million decrease in non-comparable stores sales, as the positive effect of 14 new store openings was more than offset by 67 store closings in the last twelve months; and

•	a $6.6 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $12.9 million, or 3%, in comparable sales during the six months ended January 23, 2016;

•	a $3.3 million decrease in non-comparable stores sales, as the positive effect of 25 new store openings was more than offset by 31 store closings in the last twelve months; and

•	a $3.7 million increase in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $18.8 million, or 4%, in comparable sales during the six months ended January 23, 2016;

•	a $20.6 million increase in non-comparable stores sales, primarily driven by an increase related to 39 net new store openings during the last twelve months; and

•	a $3.2 million increase in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $22.7 million, or 5%, in comparable sales during the six months ended January 23, 2016;

•	a $0.8 million increase in non-comparable stores sales, as the positive effect of 26 new store openings was offset in part by 24 store closings during the last twelve months; and

•	a $0.9 million increase in other revenues.

Catherines net sales. The net decrease primarily reflects:

•	a decrease of $2.8 million, or 2%, in comparable sales during the six months ended January 23, 2016;

•	a $2.0 million decrease in non-comparable stores sales, as the positive effect of 2 new store openings was more than offset by 9 store closings during the last twelve months; and

•	a $0.2 million increase in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 180 basis points to 52.8% for the six months ended January 23, 2016 from 54.6% for the six months ended January 24, 2015. The decrease was mainly due to approximately $128 million of non-cash purchase accounting adjustments related to the amortization of the purchase accounting write-up of ANN's inventory to fair market value. The gross margin rate for the legacy ascena brands increased by approximately 310 basis points from 54.6% to 57.7% primarily due to higher margin rates at Justice, Lane Bryant and maurices, offset in part by dressbarn and Catherines.

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

BD&O expenses increased by $185.6 million, or 43.1%, to $616.4 million for the six months ended January 23, 2016 from $430.8 million for the six months ended January 24, 2015, with $181.0 million related to ANN. BD&O expenses as a percentage of net sales increased by 10 basis points to 17.5% for the six months ended January 23, 2016 from 17.4% for the six months ended January 24, 2015. The remaining increase of $4.6 million from the legacy ascena brands was primarily due to increases in buying-related costs resulting from the expansion of merchandising and design functions, offset by in part by synergy savings resulting from the supply chain integration of our ecommerce distribution facilities into one distribution center in Greencastle, Indiana that was completed in the third quarter of Fiscal 2015.

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

SG&A expenses increased by $310.0 million, or 42.7%, to $1,036.2 million for the six months ended January 23, 2016 from $726.2 million for the six months ended January 24, 2015, with $297.2 million related to ANN. SG&A expenses as a percentage of net sales increased by 30 basis points to 29.5% for the six months ended January 23, 2016 from 29.2% for the six months ended January 24, 2015. The remaining increase of $12.8 million from the legacy ascena brands was primarily due to general administrative increases and incremental marketing investments mainly at Lane Bryant and maurices, offset in part by lower store-related expenses mainly at Justice.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $69.4 million, or 67.7%, to $171.9 million for the six months ended January 23, 2016 from $102.5 million for the six months ended January 24, 2015, with $60.5 million related to ANN. The remaining increase of $8.9 million from the legacy ascena brands primarily resulted from higher depreciation of Company-owned information technology assets placed into service during Fiscal 2015.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating (Loss) Income. Operating results decreased by $111.5 million, or 134.8%, to an operating loss of $28.8 million for the six months ended January 23, 2016 from operating income of $82.7 million for the six months ended January 24, 2015. The decrease in operating results reflected the operating loss of $53.9 million for ANN, which included approximately $141 million of non-cash purchase accounting adjustments, a $44.2 million increase in Acquisition and integration expenses and a $13.4 million decrease in operating results for the legacy ascena brands. The operating results from the legacy ascena brands primarily reflected soft performance at dressbarn and Catherines, offset in part by growth at Lane Bryant and maurices.

Operating results for our six business segments are presented below.

	Six Months Ended
	January 23, 2016	January 24, 2015	$ Change	% Change
	(millions)
Operating (loss) income:
ANN	$(53.9)	$—	$(53.9)	NM
Justice	53.4	53.4	—	—%
Lane Bryant	(7.5)	(18.6)	11.1	(59.7)%
maurices	66.5	56.1	10.4	18.5%
dressbarn	(32.8)	(7.1)	(25.7)	362.0%
Catherines	4.0	13.2	(9.2)	(69.7)%
Unallocated acquisition and integration expenses	(58.5)	(14.3)	(44.2)	309.1%
Total operating (loss) income	$(28.8)	$82.7	$(111.5)	(134.8)%
 _______
(NM) Not Meaningful.

ANN operating loss of $53.9 million is for the post-acquisition period from August 22, 2015 to January 30, 2016. The operating results for the six month ended January 23, 2016 were impacted by approximately $141 million of non-cash purchase accounting adjustments.
Justice operating income was essentially flat. The operating results reflect a significant reduction in promotional activity, supported by execution of the new Justice strategy, which is based on a hybrid of everyday low price merchandise, along with full ticket fashion merchandise, supported by focused, category-level promotions. The decrease in sales for the six month ended January 23, 2016 was offset by a higher gross margin rate of approximately 880 basis points. The increase in gross margin rate was primarily due to tighter inventory management and reduced promotional selling. BD&O and SG&A expenses decreased mainly as a result of store closures related to ongoing market optimization and lower variable expenses associated with the decrease in sales volume. Depreciation expense increased primarily as a result of higher allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015. We expect sales and the gross margin rate to remain non-comparable throughout most of Fiscal 2016 until the anniversary of the roll-out of the new Justice strategy, which was implemented toward the end of the fourth quarter of Fiscal 2015. During this non-comparable period, we expect sales to remain below last year, accompanied by significantly higher gross margin rate related to more full-ticket selling and tighter inventory management.
Lane Bryant operating results improved by $11.1 million mainly as a result of increases in sales and the gross margin rate related to strong fashion execution, tighter inventory management and reduced promotional selling, offset in part by an increase in SG&A. The increase in SG&A expenses was primarily due to higher marketing expenses associated with the #PlusisEqual marketing campaign, which was launched in September 2015, offset in part from elimination of duplicative corporate overhead, as the Company completed its migration to common information technology platforms in the first quarter of Fiscal 2016.

maurices operating income increased by $10.4 million mainly as a result of increases in sales and gross margin rate. The gross margin rate benefited from an increased internally-sourced product mix, as well as the continued strong fashion execution, which contributed to an improved merchandise sell-through and lower markdowns. Partially offsetting the margin increase were increases in BD&O, SG&A and depreciation expenses. BD&O and SG&A expenses were higher due to general administrative increases and strategic investments expected to drive future growth, including new stores and incremental marketing investments. Also contributing to the year-over-year increase in SG&A expenses for Fiscal 2016 was a $1.6 million gain on the sale of the distribution

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

center in Des Moines which was recorded in Fiscal 2015. The increase in depreciation expense primarily resulted from higher allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015.

dressbarn operating loss increased by $25.7 million, mainly due to the decreases in sales and gross margin rate and increases in SG&A expenses. The lower gross margin rate is primarily due to higher promotional markdowns to sell through seasonal inventory. The increase in SG&A expenses was primarily due to general administrative increases and higher store asset impairment charges resulting from lower-than-expected operating performance of certain retail locations.

Catherines operating income decreased by $9.2 million mainly due to decreases in sales and gross margin rate. The decrease in gross margin rate was primarily due to higher promotional markdowns to sell through seasonal inventory. Also contributing to the decrease in operating income was an increase in SG&A expense and, although to a lesser degree, an increase in allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015.

Unallocated acquisition and integration expenses of $58.5 million for the six months ended January 23, 2016 primarily represent legal, consulting and investment banking-related transaction costs as well as expenses related to the integration of ANN. These integration costs are expected to decline in the second half of Fiscal 2016. The amount of $14.3 million for the six months ended January 24, 2015 related primarily to the Company's supply chain and technological integration, which was substantially completed by the end of Fiscal 2015.

Interest expense increased by $45.0 million as a result of the $1.8 billion seven-year, variable-rate term loan obtained to finance the ANN Acquisition on August 21, 2015. Interest expense included the non-cash amortization of $5.2 million related to the original issue discount and debt issuance costs.

Gain on extinguishment of debt. During the second quarter of Fiscal 2016, the Company repurchased $65.0 million of the outstanding principal balance of the term loan at an aggregate cost of $61.6 million through open market transactions, resulting in a $0.8 million pre-tax gain, net of the proportional write-off of unamortized original discount and debt issuance costs of $2.6 million.

Benefit (Provision) for Income Taxes represents federal, foreign, state and local income taxes. Income taxes must be accrued in each interim accounting period using an estimate of the annual effective tax rate. The estimated annual effective tax is applied to year-to-date income or loss to compute the year-to-date tax. The provision for income taxes decreased by $53.1 million, to a benefit of $35.8 million on a pretax loss of $76.5 million for the six months ended January 23, 2016 from a provision of $17.3 million on pretax income of $79.5 million for the six months ended January 24, 2015. The Company has a pre-tax loss for the six months ended January 23, 2016 while the Company is projecting a full year pre-tax profit. The effective tax rate was 46.8% for the six months ended January 23, 2016 and the effective tax rate was 21.8% for the six months ended January 24, 2015. The effective tax rate for the six months ended January 23, 2016 was higher than the statutory tax rate primarily due to the effect of state and local taxes rates on a revised full year earnings estimate and certain acquisition-related transaction costs which are non-deductible for tax purposes. The effective tax rate for the six months ended January 24, 2015 was lower than the statutory tax rate primarily due to the approximately $13 million income tax benefit related to the retirement agreement for a former Justice executive which was recorded in the first quarter of Fiscal 2015.

Net (Loss) Income decreased by $102.9 million, to a net loss of $40.7 million for the six months ended January 23, 2016 from net income of $62.2 million for the six months ended January 24, 2015. The decrease was mainly due to lower operating results discussed above, partially offset by a decrease in the provision for income taxes for the six months ended January 23, 2016.

Net (Loss) Income per Diluted Common Share decreased by $0.59 to a net loss of $0.21 per share for the six months ended January 23, 2016 from net income of $0.38 per share for the six months ended January 24, 2015, primarily as a result of the decrease in net income, as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	January 23, 2016	July 25, 2015	Change
	(millions)
Cash and cash equivalents	$293.8	$240.6	$53.2
Short-term investments (a)	1.6	13.4	(11.8)
Total debt	(1,658.6)	(106.5)	(1,552.1)
Net (debt) cash and investments (b)	$(1,363.2)	$147.5	$(1,510.7)
Total Equity	$1,823.3	$1,518.1	$305.2
_________

(a)
Short-term investments include restricted cash of $1.6 million as of January 23, 2016 and $13.4 million as of July 25, 2015, which are included within Prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

(b)	“Net debt” is defined as total debt less cash and cash equivalents and short-term investments.

As a result of the debt incurred for the ANN Acquisition, the Company is in a net debt position as of January 23, 2016, as compared to a net cash and investments position as of July 25, 2015. The change from July 25, 2015 was primarily due to the debt incurred related to the ANN Acquisition and our use of cash to support our capital expenditures (as discussed below under "Capital Spending”), offset in part by our cash provided by operations during the six months ended January 23, 2016. The increase in equity was primarily due to the common shares issued in connection with the ANN Acquisition, offset in part by the net loss incurred during the six months ended January 23, 2016.

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Three Months Ended
	January 23, 2016	January 24, 2015
	(millions)
Net cash provided by operating activities	$161.2	$212.7
Net cash used in investing activities	(1,642.2)	(130.9)
Net cash provided by (used in) financing activities	1,534.2	(40.9)
Net increase in cash and cash equivalents	$53.2	$40.9

Net cash provided by operating activities. Net cash provided by operations was $161.2 million for the six months ended January 23, 2016, compared with cash provided by operations of $212.7 million for the six months ended January 24, 2015. Cash provided by operations was lower during Fiscal 2016 as higher net income before non-cash expenses such as depreciation and amortization expense and the amortization of the acquisition-related inventory write-up was more than offset by an approximately $44 million payment made to a former Justice executive, an approximately $50 million escrow payment of the proposed Justice pricing litigation settlement and the payment of approximately $70 million of employee-related obligations assumed in the ANN Acquisition.

Net cash used in investing activities. Net cash used in investing activities for the six months ended January 23, 2016 was $1.642 billion, consisting primarily of $1.495 billion of cash paid in the ANN Acquisition and $173.2 million of capital expenditures, offset in part by $25.6 million of net proceeds from the sale of investments. Net cash used in investing activities for the six months ended January 24, 2015 was $130.9 million, consisting primarily of $154.4 million of capital expenditures, offset in part by $14.6 million of net proceeds from the sale of investments.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $1.534 billion for the six months ended January 23, 2016, consisting primarily of $1.8 billion of borrowing under our new term loan, offset in part by net repayments of debt under our amended revolving credit agreement of $116.0 million, $61.6 million of redemptions of our term loan debt and

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

$42.4 million of payments made for deferred financing costs related to the new borrowing arrangements entered into during the quarter. Net cash used in financing activities for the six months ended January 24, 2015 was $40.9 million, consisting primarily of $45.0 million of net repayments of debt under our previous revolving credit agreement offset in part by $3.9 million of proceeds relating to our stock-based compensation plans.

Capital Spending

Capital expenditures in the six months ended January 23, 2016 were $173.2 million, which included both routine spending in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores as well as spending for non-routine capital investments such as our omni-channel initiative and our new maurices headquarters in Duluth, MN. For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2015 10-K.

In addition, the Company is in the process of identifying and quantifying strategic initiatives related to integrating ANN's operations with those of the Company. Including ANN's routine capital spending and strategic initiatives, we expect that total Fiscal 2016 capital spending for the Company will be approximately $375-400 million. Our capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

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

As of January 23, 2016, approximately $257 million, or 88%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% and 20% of any such cash repatriated. A U.S. tax liability has been previously provided for in the provision for income taxes for the portion that is not permanently reinvested, and is currently classified within deferred income taxes on the accompanying condensed consolidated balance sheets. We continue to assess options for use of our overseas cash and cash equivalents.

As of January 23, 2016, we had no balance outstanding under the Amended Revolving Credit Agreement. After taking into account the $33.8 million in outstanding letters of credit, the Company had $381.1 million of availability under the Amended Revolving Credit Agreement.

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

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. Upon the closing of the Amended Revolving Credit Agreement, there were seven financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Amended Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future. The Company was in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of January 23, 2016. The Company believes the Amended Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future.

Term Loan

As a result of the Term Loan to fund the ANN Acquisition, the Company expects to incur cash interest expense of approximately $45 million during the remainder of Fiscal 2016 based on outstanding balances and the interest rates in effect as of January 23, 2016. The Company will also make mandatory principal repayments of approximately $9 million during the remainder of Fiscal 2016. Such interest and principal payments are expected to be funded with our cash flows from operations.

During the second quarter of Fiscal 2016, the Company repurchased $65.0 million of the outstanding principal balance of the Term Loan at an aggregate cost of $61.6 million through open market transactions, resulting in a $3.4 million pre-tax gain. We may from time to time seek to retire or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”), which replaced and canceled any outstanding share repurchase programs. In the second quarter of Fiscal 2016, 2.1 million shares of common stock were repurchased by the Company at an aggregate cost of $18.6 million under the 2016 Stock Repurchase Program. The remaining availability under the 2016 Stock Repurchase Program was approximately $181.4 million at January 23, 2016. Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's borrowing agreements, as more fully described in Note 10 to the condensed consolidated financial statements.

We may from time to time continue to repurchase additional shares depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt agreements, among other factors.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations, including ANN, as of January 23, 2016, and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its Amended Revolving Credit Agreement.

	Payments Due by Period
Contractual Obligations	Fiscal 2016 (remaining six months)	Fiscal 2017- 2018	Fiscal 2019- 2020	Fiscal 2021 and Thereafter	Total
	(millions)
Long-term debt	$9.0	$144.0	$180.0	$1,402.0	$1,735.0
Interest payments on long-term debt	45.4	174.8	156.3	142.4	518.9
Operating leases	305.9	999.6	697.1	813.7	2,816.3
Inventory purchase commitments	824.5	9.8	—	—	834.3
Other commitments	37.7	2.6	2.4	6.5	49.2
Total	$1,222.5	$1,330.8	$1,035.8	$2,364.6	$5,953.7

The following is a description of the Company's material, firmly committed contractual obligations as of January 23, 2016:

•	Long-term debt represents mandatory repayments of outstanding borrowings under our borrowing agreements;

•
Interest payments on long-term debt represent interest payments related to our borrowing agreements. Interest payments on our Amended Revolving Credit Agreement, if any, were calculated based on the outstanding balance and the interest rates in effect as of January 23, 2016, as if the borrowings remain outstanding until mandatory repayment are required at expiration in August 2020. Interest payments on our Term Loan were calculated based on the interest rates in effect as of January 23, 2016 and the estimated outstanding balance, giving effect to the contractual repayments in future periods;

•
Operating lease obligations represent the estimated minimum lease rental payments for the Company's real estate and operating equipment in various locations around the world and do not include incremental rentals based on a percentage of sales. Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved. All future minimum rentals under these cancelable leases have been included in the above table. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties, which are not included in the table above; and

•
Inventory purchase commitments represent the Company's agreements to purchase fixed or minimum quantities of goods at determinable prices. While a portion of these commitments may be canceled at the Company's option up to 30 days prior to the vendor’s scheduled shipment date, such commitments are generally not canceled and are included in the table above.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Fiscal 2015 10-K. For a detailed discussion of the Company's critical accounting policies, see the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2015 10-K. There have been no material changes to the Company’s critical accounting policies since July 25, 2015 other than as a result of the ANN Acquisition as described in Note 2 to the accompanying condensed consolidated financial statements. Below is an update regarding the Company’s goodwill and intangible assets.
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
As a result of the goodwill impairment charge recorded in Fiscal 2015, there was no excess of fair value over carrying value for Lane Bryant. Thus, any shortfall in the cash flows from the amounts estimated in the Fiscal 2015 Valuation may result in a future impairment loss. For the six months ended January 23, 2016, Lane Bryant has performed in line with the amounts contemplated within the Fiscal 2015 Valuation and there have been no material changes to the anticipated long-term assumptions in the Fiscal 2015 Valuation. However, the assumptions used in the Fiscal 2015 Valuation, including the weighted average cost of capital ("WACC") and operating income margin, are highly judgmental and subject to change based on Lane Bryant's performance and/or market conditions. Such changes, if material, may require us to incur additional impairment charges for Lane Bryant goodwill and/or other indefinite-lived intangible assets in future periods.
For the six months ended January 23, 2016, Justice continued the implementation of its new selling strategy and has generally performed in line with the amounts contemplated within the Fiscal 2015 Valuation as the decrease in sales was offset with an improvement in gross margin rate to report an essentially flat operating income when compared to the six months ended January 24, 2015. In addition, there have been no material changes to the anticipated long-term assumptions in the Fiscal 2015 Valuation. Given the fair value of Justice substantially exceeded its respective carrying value as of the Fiscal 2015 Valuation, we currently do not believe Justice is at risk of impairment.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of January 23, 2016. There has been no change in the Company’s internal control over financial reporting during the quarter ended January 23, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 14 to the accompanying unaudited condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2015 10-K. There have been no material changes during the quarter ended January 23, 2016 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2015 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended January 23, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (October 25, 2015 – November 21, 2015)	—	$—	—	$ 90 million
Month # 2 (November 22, 2015 – December 26, 2015)	512,444	9.74	512,444	195 million
Month # 3 (December 27, 2015 – January 23, 2016)	1,590,960	8.54	1,590,960	181 million
________
(a)  In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”), which replaced and canceled the share repurchase program originally announced in Fiscal 2010, as amended in Fiscal 2011, which had a remaining availability of approximately $90 million. Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's borrowing agreements, as more fully described in Note 10 to the condensed consolidated financial statements. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

Item 6 - EXHIBITS

Exhibit	Description

3.1	By-Laws of Ascena Retail Group, Inc., as amended and restated, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 6, 2015.

3.2	Amendment to Amended and Restated By-Laws of Ascena Retail Group, Inc., adopted November 2, 2015, is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 3, 2015.

10.1	2016 Omnibus Incentive Plan is incorporated by reference to Annex A to the Proxy Statement dated November 3, 2015.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robb Giammatteo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

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

ASCENA RETAIL GROUP, INC.

Date: March 1, 2016	BY: /s/ David Jaffe
David Jaffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2016	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)