Form 10-Q
period 2016-04-23
Ascena Retail Group, Inc.
filed 2016-05-31
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 23, 2016

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
The Registrant had 194,123,040 shares of common stock outstanding as of May 26, 2016.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 23, 2016	July 25, 2015
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246.0	$240.6
Inventories	739.2	489.3
Deferred tax assets (Note 3)	—	88.5
Prepaid expenses and other current assets	254.6	131.5
Total current assets	1,239.8	949.9
Property and equipment, net	1,615.9	1,170.0
Goodwill	1,267.9	319.7
Other intangible assets, net	1,274.7	388.3
Other assets	86.9	78.3
Total assets	$5,485.2	$2,906.2

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$378.2	$238.8
Accrued expenses and other current liabilities	397.9	403.2
Deferred income	117.9	64.1
Income taxes payable	—	11.6
Current portion of long-term debt	36.0	—
Total current liabilities	930.0	717.7
Long-term debt, less current portion	1,670.8	106.5
Lease-related liabilities	393.1	241.4
Deferred income taxes	461.3	181.8
Other non-current liabilities	179.1	140.7
Total liabilities	3,634.3	1,388.1

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01 per share; 194.1 million and 163.2 million shares issued and outstanding	1.9	1.6
Additional paid-in capital	1,044.4	669.8
Retained earnings	815.0	859.3
Accumulated other comprehensive loss	(10.4)	(12.6)
Total equity	1,850.9	1,518.1
Total liabilities and equity	$5,485.2	$2,906.2

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(millions, except per share data) (unaudited)
Net sales	$1,669.3	$1,150.3	$5,183.1	$3,633.1
Cost of goods sold	(652.6)	(475.2)	(2,295.7)	(1,601.5)
Gross margin	1,016.7	675.1	2,887.4	2,031.6

Other operating expenses:
Buying, distribution and occupancy expenses	(325.3)	(214.2)	(958.2)	(645.0)
Selling, general and administrative expenses	(535.7)	(365.0)	(1,571.9)	(1,091.2)
Acquisition and integration expenses	(8.4)	(4.6)	(66.9)	(18.9)
Depreciation and amortization expense	(89.9)	(56.9)	(261.8)	(159.4)
Total other operating expenses	(959.3)	(640.7)	(2,858.8)	(1,914.5)
Operating income	57.4	34.4	28.6	117.1

Interest expense	(27.4)	(1.5)	(75.7)	(4.8)
Interest and other income, net	0.9	0.1	0.7	0.2
Gain on extinguishment of debt	—	—	0.8	—
Income (loss) before provision for income taxes	30.9	33.0	(45.6)	112.5
(Provision) benefit for income taxes	(15.9)	(8.6)	19.9	(25.9)
Net income (loss)	$15.0	$24.4	$(25.7)	$86.6

Net income (loss) per common share:
Basic	$0.08	$0.15	$(0.13)	$0.53
Diluted	$0.08	$0.15	$(0.13)	$0.53

Weighted average common shares outstanding:
Basic	194.0	162.8	191.5	162.4
Diluted	195.0	165.0	191.5	164.9

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(millions) (unaudited)
Net income (loss)	$15.0	$24.4	$(25.7)	$86.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5.0	1.0	2.2	(7.3)
Total other comprehensive income (loss)	5.0	1.0	2.2	(7.3)
Total comprehensive income (loss)	$20.0	$25.4	$(23.5)	$79.3

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 23, 2016	April 25, 2015
	(millions) (unaudited)
Cash flows from operating activities:
Net (loss) income	$(25.7)	$86.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	261.8	159.4
Deferred income tax (benefit) expense	(13.4)	29.7
Deferred rent and other occupancy costs	(51.7)	(28.7)
Gain on extinguishment of debt	(0.8)	—
Gain on sale of assets	—	(1.6)
Amortization of acquisition-related inventory write-up	126.9	—
Stock-based compensation expense	19.3	13.6
Impairments of tangible assets	9.7	8.7
Non-cash interest expense, net	8.6	0.7
Other non-cash income, net	(7.7)	(1.7)
Changes in operating assets and liabilities:
Inventories	21.5	9.6
Accounts payable, accrued liabilities and income tax liabilities	(230.7)	(39.6)
Deferred income	16.6	15.6
Lease-related liabilities	34.3	24.1
Other balance sheet changes, net	(5.3)	6.9
Net cash provided by operating activities	163.4	283.3

Cash flows from investing activities:
Cash paid for the acquisition of ANN INC., net of cash acquired (Note 4)	(1,494.6)	—
Capital expenditures	(268.8)	(234.9)
Proceeds from sale of assets	—	8.9
Purchase of investments	(0.9)	(22.0)
Proceeds from sales and maturities of investments	26.5	27.8
Net cash used in investing activities	(1,737.8)	(220.2)

Cash flows from financing activities:
Proceeds from term loan, net of original issue discount	1,764.0	—
Redemptions and principal repayments of term loan	(66.1)	—
Proceeds from revolver borrowings	1,371.5	763.8
Repayments of revolver borrowings	(1,438.0)	(780.8)
Payment of deferred financing costs	(42.4)	—
Purchases and retirements of common stock	(18.6)	—
Proceeds from stock options exercised and employee stock purchases	9.4	5.9
Net cash provided by (used in) financing activities	1,579.8	(11.1)

Net increase in cash and cash equivalents	5.4	52.0
Cash and cash equivalents at beginning of period	240.6	156.9

Cash and cash equivalents at end of period	$246.0	$208.9

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On August 21, 2015, the Company acquired ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands (the "ANN Acquisition"). The Company operates, through its 100% owned subsidiaries, ecommerce operations and approximately 4,900 stores throughout the United States, Canada and Puerto Rico. The Company's pro forma annual revenues for the fiscal year ended July 25, 2015 of approximately $7.3 billion assume that the ANN Acquisition had occurred as of the beginning of the fiscal year (See Note 4). The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company had the following reportable segments and store counts as of April 23, 2016: ANN 1,020 stores; Justice 938 stores; Lane Bryant 763 stores; maurices 979 stores; dressbarn 822 stores; and Catherines 373 stores.

All of our segments sell fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our ANN segment offers modern feminine classics and versatile fashion choices, sold primarily under the Ann Taylor and LOFT brands. Our Justice segment offers fashionable apparel in an environment designed to match the energetic lifestyle of tween girls. Our Lane Bryant segment offers fashionable and sophisticated plus-size apparel, including its exclusive intimates label, Cacique. Our maurices segment offers up-to-date fashion including core and plus-size offerings, with stores concentrated in small markets (approximately 25,000 to 150,000 people). Our dressbarn segment offers moderate-to-better quality career, special occasion and casual fashion for working women. Finally, our Catherines segment offers classic apparel and accessories for wear-to-work and casual lifestyles in a full range of plus sizes, including a focus on extended size ranges.

2. Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and are unaudited. In the opinion of management, however, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial condition, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the U.S. (“US GAAP”) have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to ensure that the information is fairly presented.

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

Fiscal Period

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. Fiscal year 2016 will end on July 30, 2016 and will be a 53-week period (“Fiscal 2016”). Fiscal year 2015 ended on July 25, 2015 and was a 52-week period (“Fiscal 2015”). The three months ended April 23, 2016 and the three months ended April 25, 2015 are both 13-week periods. The nine months ended April 23, 2016 and the nine months ended April 25, 2015 are both 39-week periods.

The ANN segment utilizes a 52-53 week fiscal year following the National Retail Federation calendar. Accordingly, ANN's results for the post-acquisition period from January 31, 2016 to April 30, 2016 have been included herein for the ascena third-quarter period ended April 23, 2016 and the results for the post-acquisition period from August 22, 2015 to April 30, 2016 have been included herein for the ascena nine-month period ended April 23, 2016. The effect of these one-week reporting period differences are not material to the condensed consolidated financial statements for either the three or nine months ended April 23, 2016. In addition, ANN's Fiscal 2016 will end on July 30, 2016 and will represent a 13-week period for the fourth quarter, compared to a

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14-week period for the Company's other segments. As a result, ANN will be on the same fiscal calendar as the Company's other segments at the end of Fiscal 2016.

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

Reclassifications

During the third quarter of Fiscal 2016, the Company determined that, for the first six months of Fiscal 2016, an expense for ANN which should have been classified as Buying, distribution and occupancy expenses, had been incorrectly classified as Cost of goods sold. As a result, during the third quarter of Fiscal 2016, the Company reclassified this expense in the Condensed Consolidated Statements of Operations for the nine months ended April 23, 2016 by increasing Buying, distribution and occupancy expenses and reducing Cost of goods sold by $16.5 million ($6.6 million for the first quarter of Fiscal 2016 and $9.9 million for the second quarter of Fiscal 2016). This change had no effect on Operating income or Net income (loss) for any periods.

3. Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods therein, with early adoption permitted. The Company is currently evaluating the guidance and its impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is currently evaluating the guidance and its impact on the Company's condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods therein. The guidance can be applied either prospectively or retrospectively, with early application permitted. The Company early adopted this guidance in the second quarter of Fiscal 2016 and, as a result, classified all deferred tax assets and liabilities as non-current as of April 23, 2016. As the Company elected to apply this guidance prospectively, no changes were made to the condensed consolidated balance sheet as of July 25, 2015.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this guidance, the acquirer must recognize measurement-period adjustments in the period in which the amounts are determined, including the effect on earnings of any amounts that would have been recorded in previous periods, as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this ASU in the first quarter of Fiscal 2016. During the second and third quarters of Fiscal 2016, the Company recorded certain measurement-period adjustments for the ANN Acquisition, as more fully described in Note 4.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"), which requires inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective prospectively for fiscal years and

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interim periods within those fiscal years, beginning after December 15, 2016. The Company does not expect the adoption of the guidance to have a material impact on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The recognition and measurement for debt issuance costs are not affected and will continue to be recognized over the life of the debt instrument. The guidance is effective for fiscal years beginning after December 15, 2015 and interim periods therein. The guidance is to be applied retrospectively, with early application permitted. The Company early adopted this guidance in the first quarter of Fiscal 2016 and, as a result, reclassified unamortized debt issuance costs of $9.5 million as of July 25, 2015 from Other assets to a reduction of Long-term debt, less current portion in the accompanying condensed consolidated balance sheets.

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

4. Acquisition of ANN INC.

On August 21, 2015, the Company acquired 100% of the outstanding common stock of ANN for an aggregate purchase price of approximately $2.1 billion. The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of the Company's common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. The cash portion of the purchase price was funded with borrowings under a $1.8 billion seven-year, variable-rate term loan described in Note 10. The acquisition is intended to diversify our portfolio of brands that serve the needs of women of different ages, sizes and demographics. The Company expensed $21.3 million of transaction costs for the nine months ended April 23, 2016.

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

The allocation of the purchase price to the assets acquired and liabilities assumed, including the amount allocated to goodwill, is subject to change within the measurement period (up to one year from the acquisition date) as additional information that existed at the date of the acquisition related to the values of assets acquired and liabilities assumed is obtained. During the second and third quarters of Fiscal 2016, the Company recorded measurement-period adjustments which were not material to the condensed consolidated financial statements, as more fully described in the table below. The Company is currently in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed, and does not expect any changes to be material.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assessment of fair values of assets acquired and liabilities assumed as of August 21, 2015, as adjusted through April 23, 2016, is as follows:

	Preliminary Allocation as of the acquisition date	Measurement-Period Adjustments	Preliminary Allocation, as adjusted through April 23, 2016
	(millions)
Cash and cash equivalents	$257.6	$—	$257.6
Inventories	398.3	—	398.3
Prepaid expenses and other current assets	100.8	7.5	108.3
Property and equipment	451.0	3.1	454.1
Goodwill	953.2	(5.0)	948.2
Other intangible assets (Note 5):
Trade names	815.0	—	815.0
Customer relationships	51.5	—	51.5
Favorable leases	49.0	(10.6)	38.4
Other assets	3.5	—	3.5
Total assets acquired	3,079.9	(5.0)	3,074.9

Accounts payable	155.6	—	155.6
Accrued expenses and other current liabilities (a)	197.0	—	197.0
Deferred income	46.0	—	46.0
Lease-related liabilities	176.6	(1.6)	175.0
Deferred income taxes	374.1	(3.4)	370.7
Other non-current liabilities	33.4	—	33.4
Total liabilities assumed	982.7	(5.0)	977.7

Total net assets acquired	$2,097.2	$—	$2,097.2
_______

(a)
As part of the ANN Acquisition, the Company assumed employee-related obligations of approximately $100 million, including approximately $95 million paid during the nine months ended April 23, 2016. The remaining approximately $5 million is expected to be paid in the first half of Fiscal 2017.

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

The results of ANN for the post-acquisition periods from January 31, 2016 to April 30, 2016 and from August 22, 2015 to April 30, 2016 included in the Company’s accompanying condensed consolidated statements of operations for the three and nine months ended April 23, 2016, respectively, consist of the following:

	For the period from January 31, 2016 to April 30, 2016	For the period from August 22, 2015 to April 30, 2016
	(millions)
Net sales	$575.1	$1,713.8
Net income (loss)	$8.3	$(61.7)

The following pro forma information has been prepared as if the ANN Acquisition and the issuance of stock and debt to finance the acquisition had occurred as of the beginning of Fiscal 2015:

	Three Months Ended		Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(millions, except per share data) (unaudited)
Pro forma net sales	$1,669.9	$1,746.9	$5,306.5	$5,521.8
Pro forma net income	$13.0	$14.7	$56.4	$67.4
Pro forma net income per common share:
Basic	$0.07	$0.08	$0.29	$0.35
Diluted	$0.07	$0.07	$0.29	$0.34

The Fiscal 2015 pro forma amounts reflect the historical operational results for ascena and ANN and the effect of pro forma adjustments of $(23.1) million and $(62.8) million, net of taxes, for the three and nine months ended April 25, 2015, respectively. These adjustments primarily reflect charges for incremental interest expense related to the term loan and incremental depreciation and amortization expense related to the write-up of ANN’s tangible and intangible assets to fair market value that were not reflected in the historical results.
The Fiscal 2016 pro forma amounts reflect the historical operational results for ascena as well as those of ANN for the three-week stub period preceding the close of the transaction on August 21, 2015. The pro forma amounts also reflect the effect of pro forma adjustments of $(2.0) million and $82.1 million, net of taxes, for the three and nine months ended April 23, 2016, respectively. The adjustments for the nine months ended April 23, 2016 primarily reflect transaction costs and the amortization of the fair value adjustments to inventory, which are currently included in the reported results and are excluded from the Fiscal 2016 pro forma amounts due to their non-recurring nature.
The pro forma weighted-average number of common shares outstanding for each period assumes that 31.2 million shares of ascena common stock issued in connection with the acquisition had been issued as of the beginning of Fiscal 2015. The pro forma weighted-average number of diluted shares outstanding for the nine months ended April 23, 2016 includes potentially dilutive shares of 1.3 million, which are excluded from the historical amount due to the net loss reported for the period.
The pro forma financial information is not indicative of the operational results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of the Company’s future operational results.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Goodwill and Other Intangible Assets

Goodwill

The following details the changes in goodwill for each reportable segment:

	ANN (a)	Justice	Lane Bryant (b)	maurices	dressbarn	Catherines	Total
	(millions)
Balance at July 25, 2015	$—	$103.6	$57.4	$130.7	$—	$28.0	$319.7
Acquisition-related activity (Note 4)	948.2	—	—	—	—	—	948.2
Balance at April 23, 2016	$948.2	$103.6	$57.4	$130.7	$—	$28.0	$1,267.9

(a) As more fully described in Note 4, the Company recorded measurement-period adjustments of $4.9 million in the second quarter and $0.1 million in the third quarter of Fiscal 2016, resulting in a decrease in goodwill of $5.0 million.
(b) Net of accumulated impairment losses of $261.7 million for the Lane Bryant segment as of July 25, 2015 and April 23, 2016.

Other Intangible Assets

Other intangible assets consist of the following:

	April 23, 2016			July 25, 2015
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:	(millions)
Proprietary technology	$5.8	$(5.8)	$—	$5.8	$(5.8)	$—
Customer relationships	54.2	(15.6)	38.6	2.7	(2.7)	—
Favorable leases	38.4	(5.6)	32.8	—	—	—
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	103.7	(32.3)	71.4	13.8	(13.8)	—
Intangible assets not subject to amortization:
Brands and trade names	1,192.4	—	1,192.4	377.4	—	377.4
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	1,203.3	—	1,203.3	388.3	—	388.3
Total intangible assets	$1,307.0	$(32.3)	$1,274.7	$402.1	$(13.8)	$388.3

Amortization

The Company recognized amortization expense of $4.3 million and $12.9 million on finite-lived intangible assets, excluding favorable leases discussed below, for the three and nine months ended April 23, 2016, respectively, and $0.6 million and $2.1 million for the three and nine months ended April 25, 2015, respectively, which is classified within Depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The Company amortizes customer relationships recognized as part of the ANN Acquisition over five years based on the pattern of revenue expected to be generated from the use of the asset.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The expected amortization for each of the next five fiscal years is as follows:

Expected Amortization
(millions)
2016 (remaining three months)	$4.3
2017	12.5
2018	9.4
2019	7.0
2020	5.4
Total	$38.6

Favorable leases are amortized into either Buying, distribution and occupancy expenses or Selling, general and administrative expenses over a weighted-average lease term of approximately four years. The expected amortization for each of the next five fiscal years is as follows: the remainder of Fiscal 2016: $1.8 million; fiscal 2017: $7.2 million; fiscal 2018: $6.8 million; fiscal 2019: $6.3 million; and fiscal 2020 and thereafter: $10.7 million.

6. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	April 23, 2016	July 25, 2015
	(millions)
ANN	$235.9	$—
Justice	88.9	136.0
Lane Bryant	151.1	126.5
maurices	105.2	103.8
dressbarn	116.4	93.3
Catherines	41.7	29.7
Total inventories	$739.2	$489.3

7. Property and Equipment

Property and equipment, net, consist of the following:

	April 23, 2016	July 25, 2015
	(millions)
Property and Equipment:
Land	$31.9	$30.4
Buildings and improvements	199.7	189.3
Leasehold improvements	941.4	652.7
Furniture, fixtures and equipment	705.1	572.7
Information technology	537.5	356.2
Construction in progress	197.7	148.6
	2,613.3	1,949.9
Less: accumulated depreciation	(997.4)	(779.9)
Property and equipment, net	$1,615.9	$1,170.0

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Impairment charges related to long-lived tangible assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(millions)
Justice	$0.2	$0.8	$1.9	$5.5
Lane Bryant	0.4	—	1.3	0.6
maurices	0.7	0.5	1.9	2.0
dressbarn	1.1	0.2	4.6	0.6
Total impairment charges	$2.4	$1.5	$9.7	$8.7

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	April 23, 2016	July 25, 2015
	(millions)
Prepaid expenses (a)	$120.5	$45.6
Accounts and other receivables (b)	132.1	70.8
Short-term investments	1.6	13.4
Other current assets	0.4	1.7
Total prepaid expenses and other current assets	$254.6	$131.5
_______

(a) Increase is mainly related to the inclusion of ANN and primarily reflects rent-related and other operations-related balances.
(b) Increase is mainly related to higher non-cash income tax receivables as of April 23, 2016 which are expected to reverse by the end of Fiscal 2016.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 23, 2016	July 25, 2015
	(millions)
Accrued salary, wages and related expenses	$177.3	$176.9
Accrued operating expenses (a)	151.0	202.1
Sales and other taxes payable	22.2	14.2
Other	47.4	10.0
Total accrued expenses and other current liabilities	$397.9	$403.2
_______

(a) Decrease is primarily due to the escrow payment related to the Justice pricing lawsuits, as more fully described in Note 14.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Debt

Debt consists of the following:	April 23, 2016	July 25, 2015
	(millions)
Principal:
Revolving credit facility	$49.5	$116.0
Term loan	1,730.5	—
	1,780.0	116.0
Less: unamortized debt issuance costs (a)	(41.7)	(9.5)
unamortized original issue discount (a)	(31.5)	—
	1,706.8	106.5
Less: current portion	(36.0)	—
Total long-term debt	$1,670.8	$106.5
_______
(a) The original issue discount and debt issuance costs for the term loan are amortized over the life of the term loan using the interest rate method based on an imputed interest rate of approximately 6.3%. The unamortized debt issuance costs in connection with the Amended Revolving Credit Agreement, as defined below, are amortized on a straight-line basis over the life of the Amended Revolving Credit Agreement. Of the $73.2 million of unamortized debt issuance costs and original issue discount as of April 23, 2016, $67.1 million was related to the term loan and $6.1 million was related to the revolving credit facility.

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

Throughout the term of the Amended Revolving Credit Agreement, the Company can elect to borrow either Alternative Base Rate Borrowings ("ABR Borrowings") or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using the LIBOR for such Interest Period plus an applicable margin ranging from 125 basis points to 150 basis points based on the Company’s average availability during the previous fiscal quarter. ABR Borrowings bear interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) one-month LIBOR plus 100 basis points; plus an applicable margin ranging from 25 basis points to 50 basis points based on the average availability during the previous fiscal quarter. As of April 23, 2016, borrowings under the Amended Revolving Credit Agreement consisted entirely of ABR Borrowings at a rate of 3.75%.

Under the terms of the Amended Revolving Credit Agreement, the unutilized commitment fee ranges from 20 basis points to 25 basis points per annum based on the Company's average utilization during the previous fiscal quarter.

As of April 23, 2016, after taking into account the $49.5 million of revolving debt outstanding and the $27.4 million in outstanding letters of credit, the Company had $521.3 million of its availability under the Amended Revolving Credit Agreement.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Term Loan matures on August 21, 2022, and has mandatory quarterly repayments of $4.5 million in calendar 2016 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.2 billion required at maturity. During the third quarter of Fiscal 2016, the Company made a scheduled principal repayment of $4.5 million. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan, of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties, provided that any prepayment made prior to August 21, 2016 with the proceeds of certain re-pricing events will be subject to a premium equal to 1% of the aggregate principal amount of the Term Loan repaid.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis points floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a floor of 175 basis points) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. As of April 23, 2016, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 5.25%.

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

Restrictions under the Term Loan and the Amended Revolving Credit Agreement (collectively the "Borrowing Agreements")

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 to 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $45 million for three consecutive business days and ends when Availability is greater than these thresholds for 30 consecutive days. The Covenant Period was not in effect as of April 23, 2016.

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

The Company's Amended Revolving Credit Agreement allows us to make restricted payments, including dividends and share repurchases subject to the Company satisfying certain conditions set forth in the Company's Amended Revolving Credit Agreement, notably that at the time of and immediately after giving effect to the restricted payment, (i) there is no default or event of default, and (ii) Availability is not less than 20% of the aggregate revolving commitments. The Company's Term Loan allows us to make restricted payments, including dividends and share repurchases up to a predetermined dollar amount. The dollar amount limitation is waived upon the satisfaction of certain conditions under the Term Loan, notably that at the time of and immediately after giving effect to such restricted payment, (i) there is no default or event of default, and (ii) the total leverage ratio, as defined in the Term Loan agreement, is below predetermined limits. Dividends are payable when declared by our Board of Directors.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Debt
The Company's debt matures as follows:

Fiscal Year	Amount
(millions)
2016 (remaining three months)	$4.5
2017	54.0
2018	90.0
2019	90.0
2020	90.0
Thereafter	1,451.5
Total maturities	$1,780.0

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amounts and fair values of the Company's Available-for-sale investments and Long-term debt are as follows:

	As of April 23, 2016
		Fair Value Measurements
	Carrying value	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(millions)
Assets:
Available-for-sale investments (a)	$1.6	$1.6
	$1.6	$1.6

Liabilities:
Term loan (b)	$1,663.4		$1,700.2
Revolving credit facility (c)	43.4		49.5
	$1,706.8		$1,749.7

	As of July 25, 2015
		Fair Value Measurements
	Carrying value	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(millions)
Assets:
Available-for-sale investments (a)	$13.4	$13.4
	$13.4	$13.4

Liabilities:
Revolving credit facility (c)	$106.5		$116.0
	$106.5		$116.0

(a) Available-for-sale investments, included within Prepaid expenses and other current assets, consist of restricted cash and are recorded at fair value as of April 23, 2016 and July 25, 2015.
(b) The carrying amount of the Term Loan is net of unamortized original issue discount and debt issuance costs of $67.1 million as of April 23, 2016. The fair value of the Term Loan was determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.
(c) The carrying amount of the revolving credit facility is net of unamortized debt issuance costs of $6.1 million as of April 23, 2016 and $9.5 million as of July 25, 2015.

12. Equity

	Nine Months Ended
Summary of Changes in Equity:	April 23, 2016	April 25, 2015
	(millions)
Balance at beginning of period	$1,518.1	$1,737.7
Common stock issued in connection with the ANN Acquisition (Note 4)	344.9	—
Net (loss) income	(25.7)	86.6
Other comprehensive income (loss)	2.2	(7.3)
Common stock issued and equity grants made pursuant to stock-based compensation plans	30.0	21.0
Purchases and retirements of common stock	(18.6)	—
Balance at end of period	$1,850.9	$1,838.0

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In the second quarter of Fiscal 2016, 2.1 million shares of common stock were repurchased by the Company at an aggregate cost of $18.6 million under the 2016 Stock Repurchase Program. The remaining availability under the 2016 Stock Repurchase Program was approximately $181.4 million at April 23, 2016.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share adjusts basic net income (loss) per common share for the effects of outstanding stock options, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to those shares used in calculating diluted net income (loss) per common share as follows:

	Three Months Ended		Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(millions)
Basic	194.0	162.8	191.5	162.4
Dilutive effect of stock options and restricted stock units	1.0	2.2	—	2.5
Diluted shares	195.0	165.0	191.5	164.9

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service conditions. Potentially dilutive instruments are not included in the computation of net loss per share for the nine months ended April 23, 2016 as the impact of those items in the period is anti-dilutive. For the three months ended April 23, 2016 and April 25, 2015, respectively, 13.7 million and 8.8 million shares of anti-dilutive options were excluded from the diluted share calculations. For the nine months ended April 23, 2016 and April 25, 2015, respectively, 17.6 million and 8.8 million shares of anti-dilutive options were excluded from the diluted share calculations.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of April 23, 2016, there were approximately 23.1 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(millions)
Compensation expense	$7.0	$6.4	$19.3	$13.6
Income tax benefit	$(2.7)	$(2.4)	$(7.4)	$(5.1)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Nine Months Ended
	April 23, 2016	April 25, 2015
Expected term (years)	3.1	3.9
Expected volatility	35.3%	38.9%
Risk-free interest rate	1.5%	1.8%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$4.17	$4.97

A summary of the stock option activity under all plans during the nine months ended April 23, 2016 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 25, 2015	14,103.9	$14.13	5.1	$17.3
Granted	3,478.3	13.02
Exercised	(1,298.3)	6.99
Canceled/Forfeited	(1,063.3)	15.50
Options outstanding – April 23, 2016	15,220.6	$14.39	5.1	$3.5

Options vested and expected to vest at April 23, 2016 (b)	15,037.6	$14.40	5.1	$3.2
Options exercisable at April 23, 2016	8,378.0	$14.03	4.5	$3.2
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of April 23, 2016, there was $25.9 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. The total intrinsic value of options exercised during the nine months ended April 23, 2016 was approximately $7.3 million and during the nine months ended April 25, 2015 was approximately $3.6 million. Of these amounts, $0.2 million was exercised during the three months ended April 23, 2016

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and $0.6 million was exercised during the three months ended April 25, 2015. The total grant date fair value of options that vested during the nine months ended April 23, 2016 was approximately $13.5 million and during the nine months ended April 25, 2015 was approximately $14.0 million. Of these amounts, $0.3 million was vested during the three months ended April 23, 2016 and $0.3 million was vested during the three months ended April 25, 2015.

Restricted Equity Awards

A summary of restricted equity awards activity during the nine months ended April 23, 2016 is as follows:

	Service-based Restricted Equity Awards		Performance-based Restricted Equity Awards		Market-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)		(thousands)		(thousands)
Nonvested at July 25, 2015	1,101.9	$16.13	449.1	$17.20	184.8	$16.84
Granted	1,755.2	12.80	—	—	—	—
Vested	(371.9)	15.83	—	—	—	—
Cancelled/Forfeited	(110.4)	13.44	(449.1)	17.20	(184.8)	16.84
Nonvested at April 23, 2016	2,374.8	$13.83	—	$—	—	$—

As of April 23, 2016, there was $20.0 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years.

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

14. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of April 23, 2016. The minimum lease payments do not include common area maintenance ("CAM") charges or real estate taxes, which are also required contractual obligations under the operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a schedule of the estimated future minimum rentals under non-cancelable operating leases, including ANN, as of April 23, 2016:

Fiscal Years	Minimum Operating Lease Payments (a)(b)
(millions)
2016 (remaining three months)	$153.0
2017	542.3
2018	457.3
2019	377.3
2020	319.8
Subsequent years	813.7
Total future minimum rentals	$2,663.4

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

A former Justice executive retired effective January 24, 2015. As a result, previously accrued deferred compensation under the terms of his employment agreement of approximately $35 million became payable and was paid during the first quarter of Fiscal 2016. This amount, which was treated as a non-deductible permanent item for income tax purposes in previous periods, became fully deductible in the first quarter of Fiscal 2015. The related tax benefit of approximately $13 million was treated as a discrete item within the first quarter of Fiscal 2015 and was a significant factor in reducing the Company's effective income tax rate for the three and nine months ended April 25, 2015.

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

In addition, the Company has $27.4 million of outstanding letters of credit as of April 23, 2016.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The settlement remains subject to considerations of class members’ objections at the final approval hearing scheduled by the Court for May 20, 2016. Once final non-appealable approval is granted, it will resolve all claims in all of the outstanding class actions on behalf of customers who made purchases between January 1, 2012 and February 28, 2015, and any claims for purchases outside that time frame.

Recently, potential claims related to purchases made in 2010 and 2011 have been raised. The Company believes it has strong defenses to any such claims and is prepared to defend any such claims. In the event that individual class members exclude themselves from the settlement, they would then only be able to pursue individual claims rather than class claims.  If class members who opt to exclude themselves from the settlement pursue individual claims, the Company believes that the liability associated with any of their individual cases would not be material. If the matters described herein do not occur and the pricing lawsuits are not settled, the ultimate resolution of these matters may or may not result in an additional material loss, which cannot be reasonably estimated at this time.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net sales, operating income and depreciation and amortization expense for each segment are as follows:

	Three Months Ended		Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(millions)
Net sales:
ANN (a)	$575.1	$—	$1,713.8	$—
Justice	228.9	263.8	861.8	1,034.7
Lane Bryant	273.9	278.7	812.4	803.9
maurices	269.4	274.9	843.7	806.6
dressbarn	241.5	244.3	710.5	734.3
Catherines	80.5	88.6	240.9	253.6
Total net sales	$1,669.3	$1,150.3	$5,183.1	$3,633.1

Operating income (loss):
ANN (a) (b)	$21.5	$—	$(32.4)	$—
Justice	(8.8)	(17.5)	44.6	35.9
Lane Bryant	10.9	6.9	3.4	(11.7)
maurices	34.3	47.4	100.8	103.5
dressbarn	1.6	(6.3)	(31.2)	(13.4)
Catherines	6.3	8.5	10.3	21.7
Unallocated acquisition and integration expenses	(8.4)	(4.6)	(66.9)	(18.9)
Total operating income	$57.4	$34.4	$28.6	$117.1

Depreciation and amortization expense:
ANN (a)	$33.6	$—	$94.1	$—
Justice	17.9	19.4	52.7	49.9
Lane Bryant	10.5	12.0	31.7	35.0
maurices	12.6	10.7	36.4	31.7
dressbarn	13.2	12.8	40.2	37.4
Catherines	2.1	2.0	6.7	5.4
Total depreciation and amortization expense	$89.9	$56.9	$261.8	$159.4
_______

(a)
The results of ANN for the post-acquisition periods from January 31, 2016 to April 30, 2016 and from August 22, 2015 to April 30, 2016 are included within the Company's condensed consolidated results of operations for the three and nine months ended April 23, 2016, respectively.

(b)
The results of ANN for the three and nine months ended April 23, 2016 include approximately $12 million and $153 million, respectively, of purchase accounting adjustments, as discussed in Notes 4 and 5.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Additional Financial Information

	Nine Months Ended
Cash Interest and Taxes:	April 23, 2016	April 25, 2015
	(millions)
Cash paid for interest	$49.9	$3.7
Cash paid for income taxes	$20.1	$20.6

Non-cash Transactions

In connection with the ANN Acquisition, as more fully described in Note 4, the Company issued 31.2 million shares of common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. Non-cash investing activities include accrued purchases of fixed assets in the amount of $43.0 million as of April 23, 2016 and $33.9 million as of April 25, 2015.

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

OVERVIEW

Our Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On August 21, 2015, the Company acquired ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands. The Company operates, through its 100% owned subsidiaries, ecommerce operations and approximately 4,900 stores throughout the United States, Canada and Puerto Rico. The Company had pro forma annual revenue for the fiscal year ended July 25, 2015 of approximately $7.3 billion, which reflects revenue as if the ANN Acquisition had occurred as of the beginning of the fiscal year. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

Acquisition of ANN INC.

On August 21, 2015, the Company acquired 100% of the outstanding common stock of ANN INC. (the "ANN Acquisition") for an aggregate purchase price of approximately $2.1 billion. The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of the Company's common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. The cash portion of the purchase price was funded with borrowings under a $1.8 billion seven-year, variable-rate term loan described in Note 10 to the accompanying condensed consolidated financial statements. The acquisition is intended to diversify our portfolio of brands that serve the needs of women of different ages, sizes and demographics. ANN's operating results for the post-acquisition periods are included in the accompanying condensed consolidated statements of operations for the third quarter and year-to-date periods of Fiscal 2016.

Seasonality of Business

Our individual segments are typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods.  In particular, sales at Justice tend to be significantly higher during the fall season, which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season. Our Lane Bryant, dressbarn, and Catherines segments tend to experience higher sales during the spring season, which include the Easter and Mother's Day holidays. Our ANN and maurices segments have relatively balanced sales across the Fall and Spring seasons. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

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

The U.S. economy continued to show mixed signs of recovery during the third quarter of Fiscal 2016. Among other factors, interest rates remained low, unemployment rates rose slightly in the third quarter and oil prices began to rise off of their March lows. As a result, expectations of the future state of the U.S. economy continue to remain uncertain as reflected in consumer spending, which remained inconsistent and challenging during the third quarter of 2016. Our brands will continue to monitor the respective spending patterns of their consumers and adjust their operating strategies as necessary to mitigate these challenges and maximize operating performance.

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
We believe our ecommerce operations are interdependent with our brick-and-mortar store sales. Therefore, we no longer feel that separate ecommerce and brick-and-mortar sales information is meaningful. Considering our customer cross channel behaviors, we believe that reporting one comparable sales metric is a more meaningful presentation. Accordingly, effective with the first quarter of Fiscal 2016, we are no longer reporting store comparable sales and ecommerce sales separately.

Third Quarter Summary and Key Developments

Operating highlights for the quarter are as follows:

•	Net sales for the third quarter of Fiscal 2016 were $1.669 billion, up 45.1%, primarily due to the effect of the ANN Acquisition. For the legacy ascena brands, net sales were down 4.9%;

•
Comparable sales for the legacy ascena brands (excluding ANN) decreased 5%, caused mainly by the anticipated decrease at Justice related principally to its new selling strategy and, to a lesser degree, declines at maurices and Catherines. Comparable sales were down at all of our segments in the third quarter of Fiscal 2016 primarily due to inconsistent store traffic;

•
Gross margin rate increased by 220 basis points to 60.9% from 58.7%, mainly a result of an approximately 300 basis point gross margin rate increase for the legacy ascena brands from 58.7% to 61.7%, primarily due to higher margin rates at Justice, dressbarn and Catherines;

•
Operating income was $57.4 million for the third quarter of Fiscal 2016, compared to operating income of $34.4 million for the third quarter of Fiscal 2015 primarily due to the effect of the ANN Acquisition. At the legacy brands, improved performance at Justice, Lane Bryant and dressbarn was offset in part by declines at maurices and Catherines;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•
The effective tax rate was 51.5%, compared to 26.1% for the third quarter of Fiscal 2015, primarily due to the effect of higher state and local taxes and certain acquisition-related transaction costs which are non-deductible for tax purposes. The effective tax rate for the third quarter of Fiscal 2015 was lower than the statutory tax rate primarily due to the reversal of certain liabilities associated with uncertain tax positions that were resolved in the third quarter of Fiscal 2015; and

•	Net income per diluted share was $0.08, compared to $0.15 for the third quarter of Fiscal 2015.
Liquidity highlights are as follows:

•
We were in a net debt position (total debt less cash and cash equivalents and short-term investments) of $1.459 billion as of the end of the third quarter of Fiscal 2016, compared to a net cash position of $147.5 million as of the end of Fiscal 2015;

•	Cash provided by operations was $163.4 million for the nine months ended April 23, 2016, compared to $283.3 million for the nine months ended April 25, 2015;

•
We used $1.495 billion of cash, net of cash acquired, for the ANN Acquisition and $268.8 million for capital expenditures during the nine months ended April 23, 2016, compared to $234.9 million for capital expenditures for the nine months ended April 25, 2015;

•
We borrowed $1.8 billion during the first quarter to fund the ANN Acquisition. For the nine months ended April 23, 2016, we repurchased $65.0 million of the term loan for $61.6 million and made a scheduled principal repayment of $4.5 million;

•
Net repayments under our revolving credit agreement totaled $66.5 million for the nine months ended April 23, 2016, compared to net repayments of $17.0 million for the nine months ended April 25, 2015; and

•	We used $18.6 million of available cash to purchase shares of our common stock for the nine months ended April 23, 2016.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operational results for the periods presented herein has been affected by certain transactions. A summary of the effect of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended		Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(millions)
Acquisition and integration expenses (a)	$(8.4)	$(4.6)	$(66.9)	$(18.9)
Non-cash inventory expense associated with the purchase accounting write-up of ANN's inventory to fair market value	—	—	(126.9)	—
Depreciation and amortization related to the ANN purchase accounting adjustments to property and equipment and customer relationships (b)	(8.2)	—	(21.9)	—
Impact of ANN purchase accounting adjustments on deferred revenue (b)	(1.1)	—	(2.1)	—
Impact of ANN purchase accounting adjustments for leases (b)	(2.9)	—	(1.9)	—
Gain on extinguishment of debt	—	—	0.8	—
Accelerated depreciation associated with the Company's supply chain and technological integration efforts and the closure of Brothers (c)	—	(2.8)	—	(3.4)
Certain costs related to the closure of Brothers (c)	—	(1.9)	—	(1.9)
Total	$(20.6)	$(9.3)	$(218.9)	$(24.2)

(a) Fiscal 2016 primarily represented costs related to the acquisition and integration of ANN. Fiscal 2015 primarily represented costs related to the integration of the Company's supply chain and information technology platforms.
(b) The remaining unamortized purchase accounting adjustments arising from the ANN Acquisition which will impact ANN's operating results in future periods are approximately $118 million with approximately $13 million to be recognized during the fourth quarter of Fiscal 2016.
(c) Brothers was a separate boys apparel brand operating within the Justice segment and represented an immaterial portion of the Justice segment. During the third quarter of Fiscal 2015, the Company announced it was exiting the brand, which was completed by the end of Fiscal 2015.

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

Information Regarding Non-GAAP Financial Measure - Adjusted EBITDA

We present the financial performance measure of earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA") to exclude non-operating related items such as (i) costs related to acquisitions and integrations, (ii) certain costs related to the closure of Brothers, (iii) non-cash charges associated with the purchase accounting adjustments resulting from the ANN Acquisition, and (iv) other income and expenses classified outside of operating income. We consider Adjusted EBITDA to be an important indicator of the operational strength of the Company for the following reasons:

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

We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with those of other companies in our industry, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for performance measures in accordance with generally accepted accounting principles in the United States ("GAAP"), such as operating income, net income (loss), net cash provided by operating activities or other measures of performance or liquidity we have reported in our condensed consolidated financial statements.

The following table reconciles Adjusted EBITDA to net income (loss) as reflected in our condensed consolidated statements of operations prepared in accordance with GAAP:

	Three Months Ended		Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(millions)
Adjusted EBITDA	$159.7	$97.8	$488.2	$297.3
Acquisition and integration expenses	(8.4)	(4.6)	(66.9)	(18.9)
Non-cash inventory expense associated with the purchase accounting write-up of ANN's inventory to fair market value	—	—	(126.9)	—
Impact of ANN purchase accounting adjustments for leases	(2.9)	—	(1.9)	—
Impact of the purchase accounting adjustments for deferred revenue	(1.1)	—	(2.1)	—
Certain costs related to the closure of Brothers	—	(1.9)	—	(1.9)
Depreciation and amortization expense	(89.9)	(56.9)	(261.8)	(159.4)
Operating income	57.4	34.4	28.6	117.1

Interest expense	(27.4)	(1.5)	(75.7)	(4.8)
Interest and other income, net	0.9	0.1	0.7	0.2
Gain on extinguishment of debt	—	—	0.8	—
Income (loss) before provision for income taxes	30.9	33.0	(45.6)	112.5
(Provision) benefit for income taxes	(15.9)	(8.6)	19.9	(25.9)
Net income (loss)	$15.0	$24.4	$(25.7)	$86.6

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended April 23, 2016 compared to Three Months Ended April 25, 2015

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	April 23, 2016	April 25, 2015	$ Change	% Change
	(millions, except per share data)
Net sales	$1,669.3	$1,150.3	$519.0	45.1%

Cost of goods sold	(652.6)	(475.2)	(177.4)	37.3%
Cost of goods sold as % of net sales	39.1%	41.3%
Gross margin	1,016.7	675.1	341.6	50.6%
Gross margin as % of net sales	60.9%	58.7%
Other operating expenses:
Buying, distribution and occupancy expenses	(325.3)	(214.2)	(111.1)	51.9%
Buying, distribution and occupancy expenses as % of net sales	19.5%	18.6%
Selling, general and administrative expenses	(535.7)	(365.0)	(170.7)	46.8%
SG&A expenses as % of net sales	32.1%	31.7%
Acquisition and integration expenses	(8.4)	(4.6)	(3.8)	82.6%
Depreciation and amortization expense	(89.9)	(56.9)	(33.0)	58.0%
Total other operating expenses	(959.3)	(640.7)	(318.6)	49.7%
Operating income	57.4	34.4	23.0	66.9%
Operating income as % of net sales	3.4%	3.0%
Interest expense	(27.4)	(1.5)	(25.9)	1,726.7%
Interest and other income, net	0.9	0.1	0.8	800.0%
Income before provision for income taxes	30.9	33.0	(2.1)	(6.4)%
Provision for income taxes	(15.9)	(8.6)	(7.3)	84.9%
Effective tax rate(a)	51.5%	26.1%
Net income	$15.0	$24.4	$(9.4)	(38.5)%

Net income per common share:
Basic	$0.08	$0.15	$(0.07)	(46.7)%
Diluted	$0.08	$0.15	$(0.07)	(46.7)%
_______
(a) Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
(NM) Not Meaningful.

Net Sales. Net sales increased by $519.0 million, or 45.1%, to $1.669 billion for the three months ended April 23, 2016 from $1.150 billion for the three months ended April 25, 2015. The increase was primarily due to the effect of the ANN Acquisition. For the legacy ascena brands, on a consolidated basis, for the three months ended April 23, 2016, comparable sales decreased by $56.3 million, or 5%, to $1.014 billion from $1.071 billion for the three months ended April 25, 2015 mainly as a result of anticipated sales declines at Justice principally related to its new, less promotional selling strategy. Comparable sales for all segments were negative for the third quarter of Fiscal 2016. Non-comparable sales decreased by $0.1 million, or essentially flat, to $53.3 million from $53.4 million. Wholesale, licensing and other revenues increased by $0.3 million, or 1%, to $26.7 million from $26.4 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our six business segments is presented below.

	Three Months Ended
	April 23, 2016	April 25, 2015	$ Change	% Change
	(millions)
Net sales:
ANN	$575.1	$—	$575.1	NM
Justice	228.9	263.8	(34.9)	(13.2)%
Lane Bryant	273.9	278.7	(4.8)	(1.7)%
maurices	269.4	274.9	(5.5)	(2.0)%
dressbarn	241.5	244.3	(2.8)	(1.1)%
Catherines	80.5	88.6	(8.1)	(9.1)%
Total net sales	$1,669.3	$1,150.3	$519.0	45.1%

Comparable sales (a)(b)				(5)%
_______
(a) Comparable sales represent combined store comparable sales and ecommerce sales. Store comparable sales generally refers to the growth of sales in only stores open in the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Ecommerce sales generally refer to growth of sales from the Company's ecommerce channel. The Company believes our ecommerce operations are interdependent with our brick-and-mortar store sales and we no longer feel that separate ecommerce and brick-and-mortar sales information is meaningful. Considering our customer cross channel behaviors, we believe that reporting one comparable sales metric is a more meaningful presentation.
(b) Sales for the newly acquired ANN segment are excluded from the calculation of comparable sales.
(NM) Not Meaningful.

ANN net sales of $575.1 million represented ANN's net sales for the post-acquisition period from January 31, 2016 to April 30, 2016.

Justice net sales. The net decrease primarily reflects:

•
a decrease of $26.8 million, or 11%, in comparable sales during the three months ended April 23, 2016, mainly as a result of an anticipated decrease in customer transactions, which was caused by the elimination of store-wide promotional activity. As a result of the new promotional strategy, the negative trend is expected to continue for the remainder of Fiscal 2016;

•	a $7.9 million decrease in non-comparable stores sales, caused by 59 net store closures in the last twelve months; and

•	a $0.2 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net decrease primarily reflects:

•	a decrease of $3.0 million, or 1%, in comparable sales during the three months ended April 23, 2016;

•	a $0.9 million decrease in non-comparable stores sales, caused by 7 net store closures in the last twelve months; and

•	a $0.9 million decrease in other revenues.

maurices net sales. The net decrease primarily reflects:

•	a decrease of $14.4 million, or 6%, in comparable sales during the three months ended April 23, 2016;

•	an $8.4 million increase in non-comparable stores sales, caused by 39 net store openings in the last twelve months; and

•	a $0.5 million increase in other revenues.

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $5.2 million, or 2%, in comparable sales during the three months ended April 23, 2016;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•	a $0.9 million increase in non-comparable stores sales, as the positive effect of 17 new store openings more than offset the negative effect of 25 store closings during the last twelve months; and

•	a $1.5 million increase in other revenues.

Catherines net sales. The net decrease primarily reflects:

•	a decrease of $6.9 million, or 8%, in comparable sales during the three months ended April 23, 2016;

•	a $0.6 million decrease in non-comparable stores sales, caused by 8 net store closures in the last twelve months; and

•	a $0.6 million decrease in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 220 basis points to 60.9% for the three months ended April 23, 2016 from 58.7% for the three months ended April 25, 2015. The increase was mainly a result of an approximately 300 basis point gross margin rate increase for the legacy ascena brands from 58.7% to 61.7%, primarily due to higher margin rates at Justice, dressbarn and Catherines.

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

BD&O expenses increased by $111.1 million, or 51.9%, to $325.3 million for the three months ended April 23, 2016 from $214.2 million for the three months ended April 25, 2015. BD&O expenses as a percentage of net sales increased by 90 basis points to 19.5% for the three months ended April 23, 2016 from 18.6% for the three months ended April 25, 2015. BD&O expenses increased by $114.5 million due to the addition of ANN. The increase was offset by a $3.4 million reduction at the legacy ascena brands primarily due to synergy savings resulting from the supply chain integration of our ecommerce distribution facilities into one distribution center in Greencastle, Indiana that was completed in the third quarter of Fiscal 2015 and lower occupancy-related costs from the ongoing market optimization which were offset in part by the increase in buying-related costs resulting from the expansion of merchandising and design functions.

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

SG&A expenses increased by $170.7 million, or 46.8%, to $535.7 million for the three months ended April 23, 2016 from $365.0 million for the three months ended April 25, 2015. SG&A expenses as a percentage of net sales increased by 40 basis points to 32.1% for the three months ended April 23, 2016 from 31.7% for the three months ended April 25, 2015. SG&A expenses increased by $172.6 million due to the addition of ANN. SG&A expenses from the legacy ascena brands decreased by $1.9 million as the reduction in store-related expenses primarily at Justice was offset in part by incremental marketing investments mainly at maurices as well as general administrative increases.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $33.0 million, or 58.0%, to $89.9 million for the three months ended April 23, 2016 from $56.9 million for the three months ended April 25, 2015, with $33.6 million due to the addition of ANN. Depreciation expense from the legacy ascena brands remained essentially flat as Fiscal 2016 included higher depreciation of Company-owned information technology assets placed into service in the prior year and Fiscal 2015 included accelerated depreciation for store assets related to the closure of Brothers which were fully depreciated by the end of Fiscal 2015.

Operating Income. Operating income increased by $23.0 million, or 66.9%, to $57.4 million for the three months ended April 23, 2016 from $34.4 million for the three months ended April 25, 2015. The increase in operating results reflected operating income of $21.5 million for ANN, which included approximately $12 million of non-cash purchase accounting adjustments, a $3.8 million increase in Acquisition and integration expenses and a $5.3 million increase in operating results from the legacy ascena brands.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

The operating results from the legacy ascena brands primarily reflected improved performance at Justice, Lane Bryant and dressbarn, offset in part by declines at maurices and Catherines.

Operating results for our six business segments are presented below.

	Three Months Ended
	April 23, 2016	April 25, 2015	$ Change	% Change
	(millions)
Operating income (loss):
ANN	$21.5	$—	$21.5	NM
Justice	(8.8)	(17.5)	8.7	(49.7)%
Lane Bryant	10.9	6.9	4.0	58.0%
maurices	34.3	47.4	(13.1)	(27.6)%
dressbarn	1.6	(6.3)	7.9	(125.4)%
Catherines	6.3	8.5	(2.2)	(25.9)%
Unallocated acquisition and integration expenses	(8.4)	(4.6)	(3.8)	82.6%
Total operating income	$57.4	$34.4	$23.0	66.9%
 _______
(NM) Not Meaningful.

ANN operating income of $21.5 million is for the post-acquisition period from January 31, 2016 to April 30, 2016. The operating results for the third quarter of Fiscal 2016 were impacted by approximately $12 million of non-cash purchase accounting adjustments.
Justice operating results improved by $8.7 million. The operating results reflect a significant reduction in promotional activity, supported by execution of the new Justice strategy, which is based on a hybrid of everyday low price merchandise, along with full ticket fashion merchandise, supported by focused, category-level promotions. The decrease in sales in the third quarter was offset by an increase of approximately 870 basis points in gross margin rate resulting from an increased mix of full-ticket selling and tighter inventory management. BD&O and SG&A expenses decreased mainly as a result of store closures related to ongoing market optimization and lower variable expenses associated with the decrease in sales volume. Depreciation expense decreased primarily due to the Fiscal 2015 accelerated depreciation of $2.8 million for store assets related to the closure of Brothers, offset in part by higher allocated depreciation in Fiscal 2016 of Company-owned information technology assets placed into service in Fiscal 2015. We expect sales and the gross margin rate to remain non-comparable throughout most of Fiscal 2016 until the anniversary of the roll-out of the new Justice strategy, which was implemented toward the end of the fourth quarter of Fiscal 2015. During this non-comparable period, we expect sales to remain below last year, accompanied by significantly higher gross margin rate related to more full-ticket selling and tighter inventory management.
Lane Bryant operating income increased by $4.0 million as a decline in sales and a modest decline in gross margin rate were more than offset by a decrease in SG&A expenses. The decrease in SG&A expenses was primarily due to decreased incentive compensation and the elimination of duplicative corporate overhead as the Company completed its migration to common information technology platforms in the first quarter of Fiscal 2016.

maurices operating income decreased by $13.1 million mainly as a result of lower comparable sales volume and increases in BD&O, SG&A and depreciation expenses. BD&O and SG&A expenses were higher due to general administrative increases and strategic investments expected to drive future growth, including new stores and incremental marketing investments. Depreciation expense increased mainly due to higher allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015.

dressbarn operating results improved by $7.9 million mainly due to an increase in gross margin rate, offset in part by lower sales volume and an increase in SG&A expenses. The increase in gross margin rate was primarily due to lower seasonal inventory carryover levels, enabling a faster transition to higher margin, current season product. The increase in SG&A expenses was primarily due to general administrative increases.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Catherines operating income decreased by $2.2 million mainly as a result of a lower sales volume, offset in part by an increase in gross margin rate and a decrease in SG&A expenses.

Unallocated acquisition and integration expenses of $8.4 million for the three months ended April 23, 2016 primarily represent expenses related to the integration of ANN. The amount of $4.6 million for the three months ended April 25, 2015 related primarily to the Company's supply chain and technological integration, which was substantially completed by the end of Fiscal 2015.

Interest expense increased by $25.9 million as a result of the $1.8 billion seven-year, variable-rate term loan obtained to finance the ANN Acquisition on August 21, 2015. Interest expense included the non-cash amortization of $3.4 million related to the original issue discount and debt issuance costs.

Provision for Income Taxes represents federal, foreign, state and local income taxes. Income taxes must be accrued in each interim accounting period using an estimate of the annual effective tax rate. The estimated annual effective tax rate is applied to year-to-date income or loss to compute the year-to-date tax amount. Taxes recognized in previous periods are deducted from the year-to-date amount to compute the tax amount for the current period. The provision for income taxes increased by $7.3 million, to $15.9 million for the three months ended April 23, 2016 from $8.6 million for the three months ended April 25, 2015. The effective tax rate was 51.5% for the three months ended April 23, 2016 and the effective tax rate was 26.1% for the three months ended April 25, 2015. The effective tax rate for the third quarter of Fiscal 2016 was higher than the statutory tax rate primarily due to the effect of higher state and local taxes and certain acquisition-related transaction costs which are non-deductible for tax purposes. The effective tax rate for the third quarter of Fiscal 2015 was lower than the statutory tax rate primarily due to the reversal of certain liabilities associated with uncertain tax positions that were resolved in the third quarter of Fiscal 2015.

Net Income decreased by $9.4 million to $15.0 million for the three months ended April 23, 2016 from $24.4 million for the three months ended April 25, 2015. The decrease was primarily due to increases in interest expense and the provision for income taxes, which were offset in part by the higher operating income discussed above.

Net Income per Diluted Common Share decreased by $0.07 to $0.08 per share for the three months ended April 23, 2016 from net income of $0.15 per share for the three months ended April 25, 2015, primarily as a result of the decrease in net income, as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Nine Months Ended April 23, 2016 compared to Nine Months Ended April 25, 2015

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Nine Months Ended
	April 23, 2016	April 25, 2015	$ Change	% Change
	(millions, except per share data)
Net sales	$5,183.1	$3,633.1	$1,550.0	42.7%

Cost of goods sold	(2,295.7)	(1,601.5)	(694.2)	43.3%
Cost of goods sold as % of net sales	44.3%	44.1%
Gross margin	2,887.4	2,031.6	855.8	42.1%
Gross margin as % of net sales	55.7%	55.9%
Other operating expenses:
Buying, distribution and occupancy expenses	(958.2)	(645.0)	(313.2)	48.6%
Buying, distribution and occupancy expenses as % of net sales	18.5%	17.8%
Selling, general and administrative expenses	(1,571.9)	(1,091.2)	(480.7)	44.1%
SG&A expenses as % of net sales	30.3%	30.0%
Acquisition and integration expenses	(66.9)	(18.9)	(48.0)	254.0%
Depreciation and amortization expense	(261.8)	(159.4)	(102.4)	64.2%
Total other operating expenses	(2,858.8)	(1,914.5)	(944.3)	49.3%
Operating income	28.6	117.1	(88.5)	(75.6)%
Operating income as % of net sales	0.6%	3.2%
Interest expense	(75.7)	(4.8)	(70.9)	1,477.1%
Interest and other income, net	0.7	0.2	0.5	250.0%
Gain on extinguishment of debt	0.8	—	0.8	NM
(Loss) income before provision for income taxes	(45.6)	112.5	(158.1)	(140.5)%
Benefit (provision) for income taxes	19.9	(25.9)	45.8	(176.8)%
Effective tax rate(a)	43.6%	23.0%
Net (loss) income	$(25.7)	$86.6	$(112.3)	(129.7)%

Net (loss) income per common share:
Basic	$(0.13)	$0.53	$(0.66)	(124.5)%
Diluted	$(0.13)	$0.53	$(0.66)	(124.5)%
_______
(a) Effective tax rate is calculated by dividing the benefit (provision) for income taxes by income before provision for income taxes.
(NM) Not Meaningful.

Net Sales. Net sales increased by $1.550 billion, or 42.7%, to $5.183 billion for the nine months ended April 23, 2016 from $3.633 billion for the nine months ended April 25, 2015. The increase was primarily due to the effect of the ANN Acquisition. For the legacy ascena brands, on a consolidated basis, for the nine months ended April 23, 2016, comparable sales decreased by $166.7 million, or 5%, to $3.211 billion from $3.377 billion for the nine months ended April 25, 2015 mainly as a result of anticipated sales declines at Justice principally related to its new, less promotional selling strategy. Non-comparable sales increased by $1.2 million, or 1%, to $149.2 million from $148.0 million. Wholesale, licensing and other revenues increased by $1.7 million, or 2%, to $109.6 million from $107.9 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our six business segments is presented below.

	Nine Months Ended
	April 23, 2016	April 25, 2015	$ Change	% Change
	(millions)
Net sales:
ANN	$1,713.8	$—	$1,713.8	NM
Justice	861.8	1,034.7	(172.9)	(16.7)%
Lane Bryant	812.4	803.9	8.5	1.1%
maurices	843.7	806.6	37.1	4.6%
dressbarn	710.5	734.3	(23.8)	(3.2)%
Catherines	240.9	253.6	(12.7)	(5.0)%
Total net sales	$5,183.1	$3,633.1	$1,550.0	42.7%

Comparable sales (a)(b)				(5)%
_______
(a) Comparable sales represent the combined store comparable sales and ecommerce sales. Store comparable sales generally refers to the growth of sales in only stores open in the current period and comparative period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Ecommerce sales generally refer to growth of sales from the Company's ecommerce channel. The Company believes our ecommerce operations are interdependent with our brick-and-mortar store sales and we no longer feel that separate ecommerce and brick-and-mortar sales information is meaningful. Considering our customer cross channel behaviors, we believe that reporting one comparable sales metric is a more meaningful presentation.
(b) Sales for the newly acquired ANN segment are excluded from the calculation of comparable sales.
(NM) Not Meaningful.

ANN net sales of $1.714 billion represented ANN's net sales for the post-acquisition period from August 22, 2015 to April 30, 2016.

Justice net sales. The net decrease primarily reflects:

•
a decrease of $143.4 million, or 15%, in comparable sales during the nine months ended April 23, 2016, mainly as a result of an anticipated decrease in customer transactions, which was caused by the elimination of store-wide promotional activity. As a result of the new promotional strategy, the negative trend is expected to continue for the remainder of Fiscal 2016;

•	a $22.7 million decrease in non-comparable stores sales, caused by 59 net store closures in the last twelve months; and

•	a $6.8 million decrease in wholesale, licensing operations and other revenues.

Lane Bryant net sales. The net increase primarily reflects:

•	an increase of $9.9 million, or 1%, in comparable sales during the nine months ended April 23, 2016;

•	a $4.2 million decrease in non-comparable stores sales, caused by 7 net store closures in the last twelve months; and

•	a $2.8 million increase in other revenues.

maurices net sales. The net increase primarily reflects:

•	an increase of $4.4 million, or 1%, in comparable sales during the nine months ended April 23, 2016;

•	a $29.0 million increase in non-comparable stores sales, caused 39 net store openings in the last twelve months; and

•	a $3.7 million increase in other revenues.

dressbarn net sales. The net decrease primarily reflects:

•	a decrease of $27.9 million, or 4%, in comparable sales during the nine months ended April 23, 2016;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•	a $1.7 million increase in non-comparable stores sales, as the positive effect of 17 new store openings more than offset the negative effect of 25 store closings during the last twelve months; and

•	a $2.4 million increase in other revenues.

Catherines net sales. The net decrease primarily reflects:

•	a decrease of $9.7 million, or 4%, in comparable sales during the nine months ended April 23, 2016;

•	a $2.6 million decrease in non-comparable stores sales, caused by 8 net store closures in the last twelve months; and

•	a $0.4 million decrease in other revenues.

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 20 basis points to 55.7% for the nine months ended April 23, 2016 from 55.9% for the nine months ended April 25, 2015. The decrease was mainly due to approximately $129 million of non-cash purchase accounting adjustments, primarily related to the amortization of the purchase accounting write-up of ANN's inventory to fair market value. The gross margin rate for the legacy ascena brands increased by 300 basis points from 55.9% to 58.9% primarily due to the elimination of store-wide promotional events at Justice.

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

BD&O expenses increased by $313.2 million, or 48.6%, to $958.2 million for the nine months ended April 23, 2016 from $645.0 million for the nine months ended April 25, 2015. BD&O expenses as a percentage of net sales increased by 70 basis points to 18.5% for the nine months ended April 23, 2016 from 17.8% for the nine months ended April 25, 2015. The increase in BD&O expenses was primarily attributable to the addition of $312.0 million related to ANN. The remaining increase of $1.2 million from the legacy ascena brands was primarily due to increases in buying-related costs resulting from the expansion of merchandising and design functions, offset by in part by synergy savings resulting from the supply chain integration of our ecommerce distribution facilities into one distribution center in Greencastle, Indiana that was completed in the third quarter of Fiscal 2015.

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

SG&A expenses increased by $480.7 million, or 44.1%, to $1.572 billion for the nine months ended April 23, 2016 from $1.091 billion for the nine months ended April 25, 2015. SG&A expenses as a percentage of net sales increased by 30 basis points to 30.3% for the nine months ended April 23, 2016 from 30.0% for the nine months ended April 25, 2015. The increase in SG&A expenses was primarily due to the addition of $469.8 million related to ANN. The remaining increase of $10.9 million from the legacy ascena brands was primarily due to incremental marketing investments mainly at Lane Bryant and maurices as well as general administrative increases, offset in part by lower store-related expenses mainly at Justice.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $102.4 million, or 64.2%, to $261.8 million for the nine months ended April 23, 2016 from $159.4 million for the nine months ended April 25, 2015, with $94.1 million due to the addition of ANN. The remaining increase of $8.3 million from the legacy ascena brands primarily resulted from higher depreciation of Company-owned information technology assets placed into service during Fiscal 2015.

Operating Income. Operating income decreased by $88.5 million, or 75.6%, to $28.6 million for the nine months ended April 23, 2016 from $117.1 million for the nine months ended April 25, 2015. The decrease in operating results reflected the operating loss of $32.4 million for ANN, which included approximately $153 million of non-cash purchase accounting adjustments, a $48.0 million increase in Acquisition and integration expenses and a $8.1 million decrease in operating results from the legacy ascena

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

brands. The operating results from the legacy ascena brands primarily reflected declines at dressbarn and Catherines, offset in part by improved performance at Justice and Lane Bryant.

Operating results for our six business segments are presented below.

	Nine Months Ended
	April 23, 2016	April 25, 2015	$ Change	% Change
	(millions)
Operating (loss) income:
ANN	$(32.4)	$—	$(32.4)	NM
Justice	44.6	35.9	8.7	24.2%
Lane Bryant	3.4	(11.7)	15.1	(129.1)%
maurices	100.8	103.5	(2.7)	(2.6)%
dressbarn	(31.2)	(13.4)	(17.8)	132.8%
Catherines	10.3	21.7	(11.4)	(52.5)%
Unallocated acquisition and integration expenses	(66.9)	(18.9)	(48.0)	254.0%
Total operating income	$28.6	$117.1	$(88.5)	(75.6)%
 _______
(NM) Not Meaningful.

ANN operating loss of $32.4 million is for the post-acquisition period from August 22, 2015 to April 30, 2016. The operating results for the nine months ended April 23, 2016 were impacted by approximately $153 million of non-cash purchase accounting adjustments.
Justice operating income increased by $8.7 million. The operating results reflect a significant reduction in promotional activity, supported by execution of the new Justice strategy, which is based on a hybrid of everyday low price merchandise, along with full ticket fashion merchandise, supported by focused, category-level promotions. The decrease in sales for the nine months ended April 23, 2016 was offset mostly by an increase of approximately 880 basis points in gross margin rate resulting from an increased mix of full-ticket selling and tighter inventory management. BD&O and SG&A expenses decreased mainly as a result of store closures related to ongoing market optimization and lower variable expenses associated with the decrease in sales volume. Depreciation expense increased primarily as a result of higher allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015. We expect sales and the gross margin rate to remain non-comparable throughout most of Fiscal 2016 until the anniversary of the roll-out of the new Justice strategy, which was implemented toward the end of the fourth quarter of Fiscal 2015. During this non-comparable period, we expect sales to remain below last year, accompanied by significantly higher gross margin rate related to more full-ticket selling and tighter inventory management.
Lane Bryant operating results improved by $15.1 million mainly as a result of increases in sales and improved gross margin rate related to an increased mix of full-ticket selling and tighter inventory management. SG&A expenses were lower primarily due to the elimination of duplicative corporate overhead as the Company completed its migration to common information technology platforms in the first quarter of Fiscal 2016, offset in part by higher marketing expenses associated with the current year marketing campaigns.

maurices operating income decreased by $2.7 million as increases in sales and gross margin rate were more than offset by increases in BD&O, SG&A and depreciation expenses. The gross margin rate benefited from an increased internally-sourced product mix resulting in a higher mark-on, offset in part by higher promotional markdowns. BD&O and SG&A expenses were higher due to general administrative increases and strategic investments expected to drive future growth, including new stores and incremental marketing investments. Depreciation expense increased mainly due to higher allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015.

dressbarn operating loss increased by $17.8 million mainly as an increase in gross margin rate was more than offset by lower sales volume and an increase in SG&A expenses. The increase in gross margin rate was primarily due to lower promotional markdowns as a result of tighter inventory management and reduced promotional selling. The increase in SG&A expenses was primarily due to general administrative increases and higher store asset impairment charges resulting from lower-than-expected operating performance of certain retail locations.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Catherines operating income decreased by $11.4 million mainly due to a flow-through of margin dollars on lower sales volume. Also contributing to the decrease in operating income was an increase in SG&A expenses and an increase in allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015.

Unallocated acquisition and integration expenses of $66.9 million for the nine months ended April 23, 2016 primarily represent legal, consulting and investment banking-related transaction costs as well as expenses related to the integration of ANN. The amount of $18.9 million for the nine months ended April 25, 2015 related primarily to the Company's supply chain and technological integration, which was substantially completed by the end of Fiscal 2015.

Interest expense increased by $70.9 million as a result of the $1.8 billion seven-year, variable-rate term loan obtained to finance the ANN Acquisition on August 21, 2015. Interest expense included the non-cash amortization of $8.6 million related to the original issue discount and debt issuance costs.

Gain on extinguishment of debt. During the second quarter of Fiscal 2016, the Company repurchased $65.0 million of the outstanding principal balance of the term loan at an aggregate cost of $61.6 million through open market transactions, resulting in a $0.8 million pre-tax gain, net of the proportional write-off of unamortized original discount and debt issuance costs of $2.6 million.

Benefit (Provision) for Income Taxes represents federal, foreign, state and local income taxes. Income taxes must be accrued in each interim accounting period using an estimate of the annual effective tax rate. The estimated annual effective tax is applied to year-to-date income or loss to compute the year-to-date tax. The provision for income taxes decreased by $45.8 million, to a benefit of $19.9 million on a pretax loss of $45.6 million for the nine months ended April 23, 2016 from a provision of $25.9 million on pretax income of $112.5 million for the nine months ended April 25, 2015. The Company has a pre-tax loss for the nine months ended April 23, 2016 while the Company is projecting a full year pre-tax profit. The effective tax rate was 43.6% for the nine months ended April 23, 2016 and the effective tax rate was 23.0% for the nine months ended April 25, 2015. The effective tax rate for the nine months ended April 23, 2016 was higher than the statutory tax rate primarily due to the effect of higher state and local taxes and certain acquisition-related transaction costs which are non-deductible for tax purposes. The effective tax rate for the nine months ended April 25, 2015 was lower than the statutory tax rate primarily due to the approximately $13 million income tax benefit related to the retirement agreement for a former Justice executive which was recorded in the first quarter of Fiscal 2015.

Net (Loss) Income decreased by $112.3 million, to a net loss of $25.7 million for the nine months ended April 23, 2016 from net income of $86.6 million for the nine months ended April 25, 2015. The decrease was mainly due to lower operating income, which was impacted by approximately $153 million of non-cash purchase accounting adjustments, and an increase in interest expense. These factors were partially offset by a decrease in the provision for income taxes for the nine months ended April 23, 2016.

Net (Loss) Income per Diluted Common Share decreased by $0.66 to a net loss of $0.13 per share for the nine months ended April 23, 2016 from net income of $0.53 per share for the nine months ended April 25, 2015, primarily as a result of the decrease in net income, as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	April 23, 2016	July 25, 2015	Change
	(millions)
Cash and cash equivalents	$246.0	$240.6	$5.4
Short-term investments (a)	1.6	13.4	(11.8)
Total debt	(1,706.8)	(106.5)	(1,600.3)
Net (debt) cash and investments (b)	$(1,459.2)	$147.5	$(1,606.7)
Total Equity	$1,850.9	$1,518.1	$332.8
_________

(a)
Short-term investments include restricted cash of $1.6 million as of April 23, 2016 and $13.4 million as of July 25, 2015, which are included within Prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

(b)	“Net debt” is defined as total debt less cash and cash equivalents and short-term investments.

The Company is in a net debt position as of April 23, 2016, as compared to a net cash and investments position as of July 25, 2015. In addition to the ANN Acquisition debt, the change from July 25, 2015 was due to our use of cash to support our capital expenditures (as discussed below under "Capital Spending”). These factors were offset in part by our cash provided by operations during the nine months ended April 23, 2016. The increase in equity was primarily due to the common shares issued in connection with the ANN Acquisition, offset in part by the net loss incurred during the nine months ended April 23, 2016.

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Nine Months Ended
	April 23, 2016	April 25, 2015
	(millions)
Net cash provided by operating activities	$163.4	$283.3
Net cash used in investing activities	(1,737.8)	(220.2)
Net cash provided by (used in) financing activities	1,579.8	(11.1)
Net increase in cash and cash equivalents	$5.4	$52.0

Net cash provided by operating activities. Net cash provided by operations was $163.4 million for the nine months ended April 23, 2016, compared to cash provided by operations of $283.3 million for the nine months ended April 25, 2015. Cash provided by operations was lower during Fiscal 2016 as higher net income before non-cash expenses such as depreciation and amortization expense and the amortization of the acquisition-related inventory write-up was more than offset by an approximately $44 million payment made to a former Justice executive, an approximately $50 million escrow payment of the proposed Justice pricing litigation settlement and the payment of approximately $95 million of employee-related obligations assumed in the ANN Acquisition.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended April 23, 2016 was $1.738 billion, consisting primarily of $1.495 billion of cash paid in the ANN Acquisition and $268.8 million of capital expenditures, offset in part by $25.6 million of net proceeds from the sale of investments. Net cash used in investing activities for the nine months ended April 25, 2015 was $220.2 million, consisting primarily of $234.9 million of capital expenditures, offset in part by $5.8 million of net proceeds from the sale of investments and $8.9 million of proceeds from sale of assets.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $1.580 billion for the nine months ended April 23, 2016, consisting primarily of $1.8 billion of borrowing under our new term loan, offset in part by net repayments of debt under our amended revolving credit agreement of $66.5 million, $66.1 million of redemptions and principal repayments of our term loan debt and $42.4 million of payments made for deferred financing costs related to the new borrowing

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

arrangements entered into during the first quarter of Fiscal 2016. Net cash used in financing activities for the nine months ended April 25, 2015 was $11.1 million, consisting primarily of $17.0 million of net repayments of debt under our previous revolving credit agreement offset in part by $5.9 million of proceeds relating to our stock-based compensation plans.

Capital Spending

Capital expenditures during the nine months ended April 23, 2016 were $268.8 million, which included both routine spending in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores as well as spending for non-routine capital investments such as our omni-channel initiative, integration activity related to the ANN Acquisition and our new maurices headquarters in Duluth, MN (which was completed early in the fourth quarter). For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2015 10-K.

Including ANN's routine capital spending and integration activities, we continue to expect that total Fiscal 2016 capital spending for the Company will be approximately $375-400 million. Our capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

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

As of April 23, 2016, approximately $184 million, or 75%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% and 20% of any such cash repatriated. A U.S. tax liability has been previously provided for in the provision for income taxes for the portion that is not permanently reinvested, and is currently classified within deferred income taxes on the accompanying condensed consolidated balance sheets. We continue to assess options for use of our overseas cash and cash equivalents.

As of April 23, 2016, after taking into account the $49.5 million of revolving debt outstanding and the $27.4 million in outstanding letters of credit, the Company had $521.3 million of availability under the Amended Revolving Credit Agreement.

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

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. Upon the closing of the Amended Revolving Credit Agreement, there were seven financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Amended Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future. The Company was in compliance with all financial covenants contained

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

in the Amended Revolving Credit Agreement as of April 23, 2016. The Company believes the Amended Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future.

Term Loan

As a result of the Term Loan to fund the ANN Acquisition, the Company expects to incur cash interest expense of approximately $23 million during the fourth quarter of Fiscal 2016 based on outstanding balances and the interest rates in effect as of April 23, 2016. Such interest and principal payments are expected to be funded with our cash flows from operations. The Company will also make a mandatory principal repayment of $4.5 million during the fourth quarter of Fiscal 2016.

During the second quarter of Fiscal 2016, the Company repurchased $65.0 million of the outstanding principal balance of the Term Loan at an aggregate cost of $61.6 million through open market transactions, resulting in a $3.4 million pre-tax gain, net of the proportional write-off of unamortized original discount and debt issuance costs of $2.6 million. Such net gain has been recorded as Gain on extinguishment of debt in the condensed consolidated statements of operations. We may from time to time seek to retire or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”), which replaced and canceled any outstanding share repurchase programs. In the second quarter of Fiscal 2016, 2.1 million shares of common stock were repurchased by the Company at an aggregate cost of $18.6 million under the 2016 Stock Repurchase Program. The remaining availability under the 2016 Stock Repurchase Program was approximately $181.4 million at April 23, 2016. Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's borrowing agreements, as more fully described in Note 10 to the condensed consolidated financial statements.

We may from time to time continue to repurchase additional shares depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt agreements, among other factors.

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations, including ANN, as of April 23, 2016, and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its Amended Revolving Credit Agreement.

	Payments Due by Period
Contractual Obligations	Fiscal 2016 (remaining three months)	Fiscal 2017- 2018	Fiscal 2019- 2020	Fiscal 2021 and Thereafter	Total
	(millions)
Long-term debt	$4.5	$144.0	$180.0	$1,451.5	$1,780.0
Interest payments on long-term debt	23.1	178.5	160.0	142.6	504.2
Operating leases	153.0	999.6	697.1	813.7	2,663.4
Inventory purchase commitments	638.0	128.6	—	—	766.6
Other commitments	30.9	2.6	2.4	6.5	42.4
Total	$849.5	$1,453.3	$1,039.5	$2,414.3	$5,756.6

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

The following is a description of the Company's material, firmly committed contractual obligations as of April 23, 2016:

•	Long-term debt represents mandatory repayments of outstanding borrowings under our borrowing agreements;

•
Interest payments on long-term debt represent interest payments related to our borrowing agreements. Interest payments on our Amended Revolving Credit Agreement, if any, were calculated based on the outstanding balance and the interest rates in effect as of April 23, 2016, as if the borrowings remain outstanding until mandatory repayment is required at expiration in August 2020. Interest payments on our Term Loan were calculated based on the interest rates in effect as of April 23, 2016 and the estimated outstanding balance, giving effect to the contractual repayments in future periods;

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
As a result of the goodwill impairment charge recorded in Fiscal 2015, there was no excess of fair value over carrying value for Lane Bryant. Thus, any shortfall in the cash flows from the amounts estimated in the Fiscal 2015 Valuation may result in a future impairment loss. For the nine months ended April 23, 2016, Lane Bryant has performed in line with the cash flow amounts supporting the Fiscal 2015 Valuation as the shortfall in operating cash flow was offset by a decrease in capital expenditures. The assumptions used in the Fiscal 2015 Valuation, including the weighted average cost of capital ("WACC") and operating income

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

margin, are highly judgmental and subject to change based on Lane Bryant's performance and/or market conditions. Such changes, if material, may require us to incur additional impairment charges for Lane Bryant goodwill and/or other indefinite-lived intangible assets in future periods.
For the nine months ended April 23, 2016, Justice continued the implementation of its new selling strategy and has generally performed in line with the amounts contemplated within the Fiscal 2015 Valuation as the decrease in sales was more than offset with an improvement in gross margin rate resulting in an $8.7 million, or a 24.2%, increase in operating income when compared to the nine months ended April 24, 2015. Given the fair value of Justice substantially exceeded its respective carrying value as of the Fiscal 2015 Valuation, we currently do not believe Justice is at risk of impairment.
The Company is currently in the early stages of performing its Fiscal 2016 assessment of goodwill and other intangible assets. Any material changes in long-term assumptions for our reporting units, including the WACC and operating income margin, may require us to incur additional impairment charges for goodwill and/or other indefinite-lived intangible assets.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of April 23, 2016. There has been no change in the Company’s internal control over financial reporting during the quarter ended April 23, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 14 to the accompanying unaudited condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2015 10-K. There have been no material changes during the quarter ended April 23, 2016 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2015 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended April 23, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (January 24, 2016 – February 20, 2016)	—	$—	—	$ 181 million
Month # 2 (February 21, 2016 – March 24, 2016)	—	—	—	$ 181 million
Month # 3 (March 27, 2016 – April 23, 2016)	—	—	—	$ 181 million
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

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of David Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robb Giammatteo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

* This certification accompanies each report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

† Pursuant to Rule 402 of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENA RETAIL GROUP, INC.

Date: May 31, 2016	BY: /s/ David Jaffe
David Jaffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2016	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)