Form 10-Q
period 2016-10-29
Ascena Retail Group, Inc.
filed 2016-12-01
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2016

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
The Registrant had 194,764,068 shares of common stock outstanding as of November 29, 2016.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29, 2016	July 30, 2016
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$270.7	$371.8
Inventories	807.8	649.3
Prepaid expenses and other current assets	172.1	218.9
Total current assets	1,250.6	1,240.0
Property and equipment, net	1,608.5	1,630.1
Goodwill	1,279.3	1,279.3
Other intangible assets, net	1,263.7	1,268.7
Other assets	86.8	88.2
Total assets	$5,488.9	$5,506.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$511.8	$429.4
Accrued expenses and other current liabilities	371.8	420.3
Deferred income	108.8	110.0
Current portion of long-term debt	—	54.0
Total current liabilities	992.4	1,013.7
Long-term debt, less current portion	1,601.0	1,594.5
Lease-related liabilities	380.7	387.1
Deferred income taxes	440.2	442.2
Other non-current liabilities	191.0	205.5
Total liabilities	3,605.3	3,643.0

Commitments and contingencies (Note 13)

Equity:
Common stock, par value $0.01 per share; 194.7 million and 194.2 million shares issued and outstanding as of October 29, 2016 and July 30, 2016, respectively	1.9	1.9
Additional paid-in capital	1,056.0	1,050.3
Retained earnings	842.9	828.8
Accumulated other comprehensive loss	(17.2)	(17.7)
Total equity	1,883.6	1,863.3
Total liabilities and equity	$5,488.9	$5,506.3

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 29, 2016	October 24, 2015
	(millions, except per share data) (unaudited)
Net sales	$1,678.4	$1,672.0
Cost of goods sold	(664.4)	(769.3)
Gross margin	1,014.0	902.7

Other operating expenses:
Buying, distribution and occupancy expenses	(320.6)	(303.0)
Selling, general and administrative expenses	(524.4)	(486.7)
Acquisition and integration expenses	(12.0)	(42.5)
Restructuring and other related charges	(11.9)	—
Depreciation and amortization expense	(93.9)	(82.5)
Total other operating expenses	(962.8)	(914.7)
Operating income (loss)	51.2	(12.0)

Interest expense	(25.3)	(20.5)
Interest income and other (expense) income, net	(0.1)	0.6
Income (loss) before (provision) benefit for income taxes	25.8	(31.9)
(Provision) benefit for income taxes	(11.4)	13.8
Net income (loss)	$14.4	$(18.1)

Net income (loss) per common share:
Basic	$0.07	$(0.10)
Diluted	$0.07	$(0.10)

Weighted average common shares outstanding:
Basic	194.4	184.8
Diluted	195.3	184.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	October 29, 2016	October 24, 2015
	(millions) (unaudited)
Net income (loss)	$14.4	$(18.1)
Other comprehensive (loss) income, net of tax:
Net actuarial loss on a defined benefit plan, net of income tax benefit of $0.4 million	(0.7)	—
Foreign currency translation adjustment	(0.8)	1.2
Total other comprehensive (loss) income before reclassification	(1.5)	1.2
Reclassification of settlement charges for ANN's pension plan, net of income tax benefit of $1.3 million	2.0	—
Total comprehensive income (loss)	$14.9	$(16.9)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 29, 2016	October 24, 2015
	(millions) (unaudited)
Cash flows from operating activities:
Net income (loss)	$14.4	$(18.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	93.9	82.5
Deferred income tax (benefit) expense	(0.8)	6.1
Deferred rent and other occupancy costs	(16.6)	(12.2)
Amortization of acquisition-related inventory write-up	—	104.2
Stock-based compensation expense	7.0	4.8
Impairments of tangible assets	4.7	1.9
Non-cash interest expense	3.1	2.3
Other non-cash income (expense), net	2.3	(2.9)
Excess tax benefits from stock-based compensation	—	(1.1)
Changes in operating assets and liabilities:
Inventories	(158.5)	(105.8)
Accounts payable, accrued liabilities and income tax liabilities	67.8	(99.3)
Deferred income	(0.7)	(2.2)
Lease-related liabilities	12.1	14.9
Other balance sheet changes, net	27.3	(21.5)
Net cash provided by (used in) operating activities	56.0	(46.4)

Cash flows from investing activities:
Cash paid for the acquisition of ANN INC., net of cash acquired (Note 4)	—	(1,494.6)
Capital expenditures	(106.6)	(93.0)
Proceeds from sales and maturities of investments	—	12.7
Net cash used in investing activities	(106.6)	(1,574.9)

Cash flows from financing activities:
Proceeds from term loan, net of original issue discount	—	1,764.0
Repayments of term loan	(100.0)	—
Proceeds from revolver borrowings	298.3	523.5
Repayments of revolver borrowings	(248.9)	(552.0)
Payment of deferred financing costs	—	(41.4)
Proceeds from stock options exercised and employee stock purchases	0.1	8.4
Excess tax benefits from stock-based compensation	—	1.1
Net cash (used in) provided by financing activities	(50.5)	1,703.6

Net (decrease) increase in cash and cash equivalents	(101.1)	82.3
Cash and cash equivalents at beginning of period	371.8	240.6

Cash and cash equivalents at end of period	$270.7	$322.9

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

In connection with the Change for Growth program, as more fully described in Note 7, effective with the beginning of Fiscal 2017, the Company reorganized into four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. All of our segments sell fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our segments consist of specialty retail, outlet and ecommerce as well as licensed franchises in international territories at our Kids Fashion segment. Our segment brand-based activities are as follows: our Premium Fashion segment consists of our Ann Taylor and LOFT brands; our Value Fashion segment consists of our maurices and dressbarn brands; our Plus Fashion segment consists of our Lane Bryant and Catherines brands; and our Kids Fashion segment consists of our Justice brand. For a more detailed description of each brand's products and markets in which they serve, see Part I, Item 1 "Business" in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016 (the "Fiscal 2016 10-K").

The Company's brands had the following store counts as of October 29, 2016: Ann Taylor 340 stores; LOFT 683 stores; maurices 1,006 stores; dressbarn 809 stores; Lane Bryant 776 stores; Catherines 370 stores; and Justice 936 stores.

2. Basis of Presentation

Interim Financial Statements

These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and are unaudited. In the opinion of management, however, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial condition, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report as permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to ensure that the information is fairly presented.

The condensed consolidated balance sheet data as of July 30, 2016 is derived from the audited consolidated financial statements included in the Company’s Fiscal 2016 10-K, which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2016 10-K for a complete set of financial statements.

Fiscal Period

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. Fiscal year 2017 will end on July 29, 2017 and will be a 52-week period (“Fiscal 2017”). Fiscal year 2016 ended on July 30, 2016 and was a 53-week period (“Fiscal 2016”). The three months ended October 29, 2016 and the three months ended October 24, 2015 are both 13-week periods.

Our Premium Fashion segment, which represents the results of Ann Taylor and LOFT for the post-acquisition period from August 22, 2015 to October 31, 2015 have been included herein for the ascena three-month period ended October 24, 2015, resulting in a one-week reporting lag for the first quarter of Fiscal 2016. The effect of this one-week reporting period difference is not material to the condensed consolidated financial statements for the three months ended October 24, 2015. As of the end of Fiscal 2016, our Premium Fashion segment is on the same fiscal calendar as the rest of the Company's operating segments.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassification

During the third quarter of Fiscal 2016, the Company determined that, for the first six months of Fiscal 2016, an expense for our Premium Fashion segment, which should have been classified as Buying, distribution and occupancy expenses, had been incorrectly classified as Cost of goods sold. As a result, the Company restated its prior period information by reclassifying $6.6 million of these costs for the first quarter of Fiscal 2016 to Buying, distribution and occupancy expenses from Cost of goods sold, thereby increasing Gross margin. This change had no effect on the previously reported Operating loss or Net loss.

3. Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods therein, with early adoption permitted. The Company is currently evaluating the guidance and its impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is currently evaluating the guidance and its impact on the Company's condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC"), "Revenue Recognition (Topic 605)." The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance, which was deferred in July 2015, is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The guidance may be applied retrospectively to each period presented or with the cumulative effect recognized as of the initial date of application. The Company is currently evaluating the guidance and its impact on the Company's condensed consolidated financial statements.

4. Acquisition of ANN INC.

On August 21, 2015, the Company acquired 100% of the outstanding common stock of ANN for an aggregate purchase price of approximately $2.1 billion. The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of the Company's common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. The cash portion of the purchase price was funded with borrowings under a $1.8 billion seven-year, variable-rate term loan described in Note 8. The acquisition is intended to diversify our portfolio of brands that serve the needs of women of different ages, sizes and demographics.

The Company expensed $20.5 million of transaction costs during the first quarter of Fiscal 2016, which are included within Acquisition and integration expenses in the condensed consolidated statements of operations. In addition, as a result of the write-up of ANN's assets and liabilities to fair value, the Company expensed $11.0 million and $110.7 million during the three months ended October 29, 2016 and October 24, 2015, respectively. The expenses in the three months ended October 29, 2016 reflect $7.8 million of depreciation and amortization expense associated with the write-up of ANN's customer relationships and property and equipment and $3.2 million of other purchase accounting adjustments which are primarily lease-related. The expenses in the three months ended October 24, 2015 reflect $104.2 million recorded to Cost of goods sold related to the write-up of ANN's inventory and $6.5 million of depreciation and amortization.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no measurement-period adjustments recorded during the first quarter of Fiscal 2017 and the allocation of the purchase price is final. The following table summarizes the final allocation of fair values of the identifiable assets acquired and liabilities assumed in the ANN Acquisition.

Final Allocation, as of October 29, 2016
(millions)
Cash and cash equivalents	$257.6
Inventories	398.3
Prepaid expenses and other current assets	118.5
Property and equipment	453.3
Goodwill	959.6
Other intangible assets:
Trade names	815.0
Customer relationships	51.5
Favorable leases	38.4
Other assets	3.5
Total assets acquired	3,095.7

Accounts payable	155.6
Accrued expenses and other current liabilities	209.0
Deferred income	46.0
Lease-related liabilities	175.0
Deferred income taxes	374.1
Other non-current liabilities	38.8
Total liabilities assumed	998.5

Total net assets acquired	$2,097.2

The following pro forma information has been prepared as if the ANN Acquisition and the issuance of stock and debt to finance the acquisition had occurred as of the beginning of Fiscal 2015:

Three Months Ended
October 24, 2015
(millions, except per share data)
(unaudited)
Pro forma net sales	$1,794.0
Pro forma net income	$51.9
Pro forma net income per common share:
Basic	$0.27
Diluted	$0.26

The Fiscal 2016 pro forma amounts reflect the historical operational results for ascena as well as those of ANN for the three-week stub period preceding the close of the transaction on August 21, 2015. The pro forma amounts also reflect the effect of pro forma adjustments of $70.0 million, net of taxes, for the three months ended October 24, 2015. These adjustments primarily reflect transaction costs and the amortization of the fair value adjustment to inventory, which are currently included in the reported results and are excluded from the Fiscal 2016 pro forma amounts due to their non-recurring nature.

The pro forma weighted-average number of common shares outstanding assumes that 31.2 million shares of ascena common stock issued in connection with the acquisition had been issued as of the beginning of Fiscal 2015. The pro forma weighted-average number of diluted shares outstanding for the first quarter of Fiscal 2016 includes the potential dilutive shares of 1.9 million, which are excluded from the reported weighted-average diluted shares outstanding due to the net loss incurred during the period.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The pro forma financial information is not indicative of the operational results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of the Company’s future operational results.

5. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	October 29, 2016	July 30, 2016
	(millions)
Premium Fashion	$250.3	$198.6
Value Fashion	231.8	188.8
Plus Fashion	194.0	154.4
Kids Fashion	131.7	107.5
Total inventories	$807.8	$649.3

6. Long-Lived Assets Impairment

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores. Impairment losses for retail store-related assets and finite-lived intangible assets are included as a component of Selling, general and administrative expenses in the condensed consolidated statements of operations for all periods. There were no finite-lived intangible asset impairment losses recorded for any of the periods presented.

Impairment charges related to long-lived tangible assets by segment are as follows:

	Three Months Ended
	October 29, 2016	October 24, 2015
	(millions)
Premium Fashion	$0.7	$—
Value Fashion	2.1	1.6
Plus Fashion	1.1	—
Kids Fashion	0.8	0.3
Total impairment charges	$4.7	$1.9

7. Restructuring and Other Related Charges

In October 2016, the Company initiated a restructuring plan with the objective of delivering sustainable long-term growth and shareholder value (the "Change for Growth" program). The Change for Growth program is expected to (i) refine the Company's operating model to increase its focus on key customer segments, (ii) improve time-to-market, (iii) reduce working capital and (iv) enhance the Company's ability to serve customers on any purchasing platform, all while better leveraging the Company's shared service platform. The Company's new operating model is designed to focus on enhancing customer-facing capabilities while eliminating organization overlap. As part of refining the operating model, the Company made organizational changes resulting in the creation of the Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion operating segments.

As a result of the Change for Growth program, the Company eliminated a number of executive positions which resulted in a charge of $11.9 million during the first quarter of Fiscal 2017. The charge consisted of $8.1 million of severance and other related expenses and $3.8 million of professional fees and is recorded within Restructuring and other related charges in the condensed consolidated statement of operations. The remaining severance-related liability is $7.4 million at October 29, 2016 and is expected to be paid by the end of Fiscal 2017. The Company is still evaluating various potential opportunities and additional charges may be required in future periods as these plans are identified and executed.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt

Debt consists of the following:	October 29, 2016	July 30, 2016
	(millions)
Revolving credit facility	$49.4	$—
Less: unamortized debt issuance costs (a)	(5.4)	(5.8)
	44.0	(5.8)

Term loan	1,619.0	1,719.0
Less: unamortized debt issuance costs (b)	(28.9)	(30.1)
unamortized original issue discount (b)	(33.1)	(34.6)
	1,557.0	1,654.3

Less: current portion	—	(54.0)
Total long-term debt	$1,601.0	$1,594.5
_______
(a) The unamortized debt issuance costs are amortized on a straight-line basis over the life of the amended revolving credit agreement.
(b) The original issue discount and debt issuance costs for the term loan are amortized over the life of the term loan using the interest rate method based on an imputed interest rate of approximately 6.3%.

Amended Revolving Credit Agreement

The Company's amended revolving credit agreement (the “Amended Revolving Credit Agreement”) provides aggregate revolving commitments up to $600 million, with an optional increase of up to $200 million and expires in August 2020. There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement. However, borrowing availability under the Amended Revolving Credit Agreement (the "Availability") is limited by the amount of eligible cash, inventory and receivables as defined in the Amended Revolving Credit Agreement.

The Amended Revolving Credit Agreement may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures and for general corporate purposes. The Amended Revolving Credit Agreement includes a $350 million letter of credit sub-limit, of which $100 million can be used for standby letters of credit, and a $30 million swing loan sub-limit.

Throughout the term of the Amended Revolving Credit Agreement, the Company can elect to borrow either Alternative Base Rate Borrowings ("ABR Borrowings") or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using the LIBOR for such Interest Period plus an applicable margin ranging from 125 basis points to 150 basis points based on the Company’s average availability during the previous fiscal quarter. ABR Borrowings bear interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) one-month LIBOR plus 100 basis points; plus an applicable margin ranging from 25 basis points to 50 basis points based on the average availability during the previous fiscal quarter. As of October 29, 2016, borrowings under the Amended Revolving Credit Agreement consisted of $40.0 million of Eurodollar Borrowings at a rate of 1.81% and $9.4 million of ABR Borrowings at a rate of 3.75%.

Under the terms of the Amended Revolving Credit Agreement, the unutilized commitment fee ranges from 20 basis points to 25 basis points per annum based on the Company's average utilization during the previous fiscal quarter.

As of October 29, 2016, after taking into account the $49.4 million of revolving debt outstanding and the $27.6 million in outstanding letters of credit, the Company had $523.0 million of availability under the Amended Revolving Credit Agreement.

Term Loan

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Term Loan matures on August 21, 2022 and requires quarterly repayments of $4.5 million in calendar 2016 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.2 billion required at maturity. In August 2016, the Company repaid $100 million and in October 2016, subsequent to the end of the first quarter, the Company repaid an additional $22.5 million. These payments were applied to the future quarterly scheduled payments such that the Company is not required to make its next quarterly payment until May 2018. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan, of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis points floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a floor of 175 basis points) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. As of October 29, 2016, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 5.25%.

Restrictions under the Term Loan and the Amended Revolving Credit Agreement (collectively the "Borrowing Agreements")

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 to 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $45 million for three consecutive business days and ends when Availability is greater than these thresholds for 30 consecutive days. The Covenant Period was not in effect as of October 29, 2016.

The Borrowing Agreements contain customary negative covenants, subject to negotiated exceptions, on (i) liens and guarantees, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions and (vi) restricted payments, cash dividends, stock repurchases and certain other restrictive agreements. The Borrowing Agreements also contain customary events of default, such as payment defaults, cross-defaults to certain material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation of the Company’s business, in each case subject to customary grace periods.

The Company's Amended Revolving Credit Agreement allows us to make restricted payments, including dividends and share repurchases subject to the Company satisfying certain conditions set forth in the Company's Amended Revolving Credit Agreement, notably that at the time of and immediately after giving effect to the restricted payment, (i) there is no default or event of default and (ii) Availability is not less than 20% of the aggregate revolving commitments. The Company's Term Loan allows us to make restricted payments, including dividends and share repurchases up to a predetermined dollar amount. The dollar amount limitation is waived upon the satisfaction of certain conditions under the Term Loan, notably that at the time of and immediately after giving effect to such restricted payment, (i) there is no default or event of default and (ii) the total leverage ratio, as defined in the Term Loan agreement, is below predetermined limits. Dividends are payable when declared by our Board of Directors.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Debt
The Company's debt matures as follows:

Fiscal Year	Amount
(millions)
2017	$—
2018 (a)	44.0
2019	90.0
2020	90.0
2021	139.4
Thereafter	1,305.0
Total maturities	$1,668.4
_______
(a) In October 2016, subsequent to the end of the first quarter, the Company repaid $22.5 million and is not required to make its next quarterly payment until May 2018. The table above does not reflect the effect of the $22.5 million payment.

9. Fair Value Measurements

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

As of October 29, 2016 and July 30, 2016, the Company believes that the carrying values of cash and cash equivalents, available-for-sale investments, accounts and other receivables and accounts payable approximates their estimated fair values due to the short maturities of these financial instruments. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the estimated fair value and the carrying value as of October 29, 2016 and July 30, 2016. The fair value of the Term Loan was determined to be $1.583 billion as of October 29, 2016 and $1.683 billion as of July 30, 2016 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Equity

	Three Months Ended
Summary of Changes in Equity:	October 29, 2016	October 24, 2015
	(millions)
Balance at beginning of period	$1,863.3	$1,518.1
Net income (loss)	14.4	(18.1)
Common stock issued in connection with the ANN Acquisition (Note 4)	—	344.9
Total other comprehensive income	0.5	1.2
Common stock issued and equity grants made pursuant to stock-based compensation plans	5.7	15.2
Other	(0.3)	—
Balance at end of period	$1,883.6	$1,861.3

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's Borrowing Agreements, as more fully described in Note 8. Repurchased shares are retired and treated as authorized but unissued. The excess of repurchase price over the par value of common stock for the repurchased shares is charged entirely to retained earnings.

There were no repurchases of common stock by the Company during the three months ended October 29, 2016. The remaining availability under the 2016 Stock Repurchase Program was approximately $181.4 million at October 29, 2016.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share adjusts basic net income (loss) per common share for the effects of outstanding stock options, restricted stock, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net income (loss) per common share is reconciled to those shares used in calculating diluted net income (loss) per common share as follows:

	Three Months Ended
	October 29, 2016	October 24, 2015 (a)
	(millions)
Basic	194.4	184.8
Dilutive effect of stock options and restricted stock units	0.9	—
Diluted shares	195.3	184.8

(a) There was no dilutive effect of stock options, restricted stock and restricted stock units for the first quarter of Fiscal 2016 as the impact of these items was anti-dilutive because of the Company's net loss incurred during the period.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income (loss) per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service conditions. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. Potentially dilutive instruments are not included in the computation of net loss per share for the three months ended October 24, 2015 as the impact of those items would have been anti-dilutive due to the net loss incurred

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for the period. For the three months ended October 29, 2016 and October 24, 2015, respectively, 19.6 million and 17.6 million shares of anti-dilutive options and/or restricted stock units were excluded from the diluted share calculations.

11. Stock-based Compensation

As of October 29, 2016, there were approximately 15.1 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	October 29, 2016	October 24, 2015
	(millions)
Compensation expense	$7.0	$4.8
Income tax benefit	$(2.6)	$(1.8)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Three Months Ended
	October 29, 2016	October 24, 2015
Expected term (years)	3.0	3.0
Expected volatility	37.3%	35.1%
Risk-free interest rate	1.2%	1.5%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$1.94	$4.25

A summary of the stock option activity under all plans during the three months ended October 29, 2016 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 30, 2016	14,813.4	$14.33	4.8	$0.9
Granted	5,714.2	5.56
Exercised	(13.0)	8.14
Canceled/Forfeited	(1,207.2)	12.90
Options outstanding – October 29, 2016	19,307.4	$11.83	5.2	$—

Options vested and expected to vest at October 29, 2016 (b)	18,731.6	$11.98	4.2	$—
Options exercisable at October 29, 2016	10,034.6	$14.48	4.2	$—
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of October 29, 2016, there was $26.3 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. The total intrinsic value of options exercised during the three months ended October 29, 2016 was de minimus and during the three months ended October 24, 2015 was approximately $7.0 million. The total grant date fair value of options that vested during the three months ended October 29, 2016 was approximately $12.8 million and during the three months ended October 24, 2015 was approximately $12.7 million.

Restricted Equity Awards

A summary of restricted equity awards activity during the three months ended October 29, 2016 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at July 30, 2016	2,258.8	$13.62
Granted	2,072.6	5.59
Vested	(493.3)	13.89
Cancelled/Forfeited	(325.2)	13.00
Nonvested at October 29, 2016	3,512.9	$8.91

As of October 29, 2016, there was $21.5 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years.

12. Employee Benefit Plans

Long-Term Incentive Plan

During Fiscal 2016, the Company created a long-term incentive program ("LTIP") for vice presidents and above under the 2016 Omnibus Incentive Plan. The LTIP entitles the holder to either a cash payment, or a stock payment for certain officers at the Company's option, equal to a predetermined target amount earned at the end of a performance period and is subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a one, two or three-year performance period. Compensation expense for the LTIP is recognized over the related performance periods based on the expected achievement of the performance goals.

The Company recognized $3.7 million in compensation expense for the three months ended October 29, 2016 and $0.8 million for the three months ended October 24, 2015 which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements. As of October 29, 2016, there was $39.9 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. As of October 29, 2016, the liability for LTIP Awards was $13.4 million, of which $4.1 million was classified within Accrued expenses and other current liabilities and $9.3 million was classified within Other non-current liabilities in the condensed consolidated balance sheets. In addition, the Company paid $10.4 million to settle such liabilities during the three months ended October 29, 2016.

Defined Benefit Plan

In connection with the ANN Acquisition, the Company assumed ANN's pension plan which was frozen and for which the accumulated benefit obligation exceeded the plan's assets by approximately $12 million as of July 30, 2016. In Fiscal 2016, the Company made a decision to terminate the plan. The liquidation of the trust began during the first quarter of Fiscal 2017 and was completed early in the second quarter of Fiscal 2017 with the remaining obligation transferred to a third-party and settled through a non-participating annuity contract. Under the terms of liquidation, some participants elected to receive lump-sum payments while the others elected to remain in the plan. During the first quarter of Fiscal 2017, the Company expensed $3.3 million to reflect settlement charges associated with the lump sum payments to its participants and $0.6 million for professional fees which were expensed as incurred, both of which are included within Acquisition and integration expenses in the condensed consolidated

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

statement of operations. As the transfer to the third party discussed above did not occur prior to the end of the first quarter of Fiscal 2017, the accumulated actuarial loss of $4.1 million (less an income tax benefit of $1.6 million) remained within Accumulated other comprehensive loss as of October 29, 2016 and will be reclassified to Acquisition and integration expenses during the second quarter of Fiscal 2017. At that time, the trust will be fully liquidated.

13. Commitments and Contingencies

Legal Matters

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

In July 2015, an agreement was reached with the plaintiffs in the Rougvie case to settle the lawsuits on a class basis with all Justice customers who made purchases between January 1, 2012 and February 28, 2015 for approximately $51 million, including payments to members of the class, payment of legal fees and expenses of settlement administration. As a result, the Company established a reserve for approximately $51 million during Fiscal 2015.

The proposed Settlement Agreement was filed with the United States District Court for the Eastern District of Pennsylvania for preliminary approval on September 24, 2015 and received preliminary approval by the court on October 27, 2015. The Company paid approximately $51 million representing the agreed settlement amount into an escrow account on November 16, 2015. Formal notice of settlement was sent to the class members on December 1, 2015. The final approval hearing was held on May 20, 2016, and on July 29, 2016, the Court granted the parties’ joint motion for final approval of settlement and dismissed the case with prejudice. In reaching this conclusion, the Court rejected virtually all of the objections to the settlement that had been raised, but did reduce the amount of attorneys’ fees to be paid to plaintiffs’ counsel, which will not affect the total amount of the settlement. The Court’s decision has been appealed to the United States Court of Appeals for the Third Circuit. Once there is a final non-appealable approval of the Settlement Agreement, it will resolve all claims in all of the outstanding class actions on behalf of customers who made purchases between January 1, 2012 and February 28, 2015.

Potential claims related to purchases made in 2010 and 2011 have been raised and it is possible that individual class members who excluded themselves from the settlement may seek to pursue their own individual or class claims not subject to the broader settlement. The Company believes it has strong defenses to any such claims and is prepared to defend against them. The Company believes that the liability associated with any such claims would not be material. If the matters described herein do not occur and the pricing lawsuits are not finally resolved, the ultimate resolution of these matters may or may not result in an additional material loss, which cannot be reasonably estimated at this time.

Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2016 filed with the SEC on September 19, 2016, which includes a description of the lawsuits comprising the Justice pricing litigation and should be read in conjunction with the foregoing update.

Steven Linares v. ANN INC.

On December 29, 2015, plaintiff, Steven Linares, a former ANN sales associate, filed a class action complaint on behalf of all sales leads, sales associates and stock associates working in California from December 29, 2011 through the present, in Los Angeles County Superior Court. Plaintiff alleges on behalf of the class that ANN did not properly provide overtime pay, minimum wage pay, meal and rest breaks, and waiting time pay, among other claims under the California Business and Professions Code and California Labor Code.

At mediation, the parties agreed to settle all claims in the suit for a total of $3.5 million to settle both the pending claims and other wage-and-hour claims that could have been brought as part of the lawsuit (including claims for penalties under the Private Attorneys’ General Act). The Company believes that such amount reflects a liability that is both probable and reasonably estimable, thus a

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reserve for approximately $3.5 million was established in the first quarter of fiscal 2017. The parties are currently preparing the Joint Stipulation for Class Action Settlement and Release. No date has been set for the Preliminary Approval Hearing.

Other litigation

The Company is involved in routine litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material adverse effect on the Company’s condensed consolidated financial statements.

14. Segment Information

Historically, the Company organized its businesses into six reportable segments following a brand-focused approach: ANN, Justice, Lane Bryant, maurices, dressbarn and Catherines. In connection with the Change for Growth program, the Company shifted from a brand-based focus to a customer-based focus in order to reduce organizational overlap and maximize operational efficiencies. In connection therewith, effective with the beginning of Fiscal 2017, the Company reorganized its businesses into four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. Each segment is led by a segment manager who is directly accountable for that segment's financial performance and maintains regular contact with the Company's chief operating decision maker (the "CODM") to review the operating activities, financial results, forecasts and business plans of the segment. Accordingly, the Company's CODM evaluates performance and allocates resources at the segment level. The four operating segments are as follows:

•	Premium Fashion segment – consists primarily of the specialty retail, outlet and ecommerce operations of the Ann Taylor and LOFT brands.

•	Value Fashion segment – consists of the specialty retail, outlet and ecommerce operations of the maurices and dressbarn brands.

•	Plus Fashion segment – consists of the specialty retail, outlet and ecommerce operations of the Lane Bryant and Catherines brands.

•	Kids Fashion segment – consists of the specialty retail, outlet, ecommerce and licensing operations of the Justice brand.
The accounting policies of the Company’s operating segments are consistent with those described in the Fiscal 2016 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods.

Due to changes in the Company's operating segments discussed above, segment information for the three-month period ended October 24, 2015 has been recast to conform to the current period's presentation. These changes related entirely to combining the previously reported brand-based segment information into the new customer-based operating model and had no impact on total net sales, total operating income or total depreciation and amortization expense.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating income and depreciation and amortization expense for each operating segment are as follows:

	Three Months Ended
	October 29, 2016	October 24, 2015
	(millions)
Net sales:
Premium Fashion (a)	$579.2	$501.2
Value Fashion	504.1	530.1
Plus Fashion	317.7	335.3
Kids Fashion	277.4	305.4
Total net sales	$1,678.4	$1,672.0

Operating income (loss):
Premium Fashion (a) (b)	$43.6	$(48.1)
Value Fashion	12.1	35.0
Plus Fashion	6.2	3.4
Kids Fashion	13.2	40.2
Unallocated acquisition and integration expenses	(12.0)	(42.5)
Unallocated restructuring and other related charges (c)	(11.9)	—
Total operating income (loss)	$51.2	$(12.0)

Depreciation and amortization expense:
Premium Fashion (a)	$34.2	$27.7
Value Fashion	26.4	25.0
Plus Fashion	16.1	12.8
Kids Fashion	17.2	17.0
Total depreciation and amortization expense	$93.9	$82.5
_______

(a)
The results of the Premium Fashion segment for the post-acquisition period from August 22, 2015 to October 31, 2015 are included within the Company's condensed consolidated results of operations for the three months ended October 24, 2015.

(b)
The results of the Premium Fashion segment for the three months ended October 24, 2015 include an approximately $104 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value.

(c) Restructuring and other related charges are as follows:

	Three Months Ended
	October 29, 2016	October 24, 2015
	(millions)
Restructuring and other related charges:
Restructuring charges(i):
Premium Fashion	$—	$—
Value Fashion	2.3	—
Plus Fashion	1.7	—
Kids Fashion	0.7	—
Corporate	3.4	—
Other related charges(ii)	3.8	—
Total restructuring and other related charges	$11.9	$—

(i) During the first quarter of Fiscal 2017, the Company recorded severance-related charges from the elimination of a number of executive positions under the Company's Change for Growth program, as more fully described in Note 7.
(ii) Other related charges consist of professional fees incurred in connection with the Change for Growth program.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Additional Financial Information

	Three Months Ended
Cash Interest and Taxes:	October 29, 2016	October 24, 2015
	(millions)
Cash paid for interest	$35.5	$0.8
Cash paid for income taxes	$2.1	$2.0

Non-cash Transactions

In connection with the ANN Acquisition during the first quarter of Fiscal 2016, as more fully described in Note 4, the Company issued 31.2 million shares of common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. Non-cash investing activities include accrued purchases of fixed assets in the amount of $32.1 million as of October 29, 2016 and $37.5 million as of October 24, 2015.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016 (the "Fiscal 2016 10-K"). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Objectives and Initiatives

Integration of ANN
During the first quarter of Fiscal 2017, the Company (i) completed the integration of our Premium Fashion segment’s ecommerce fulfillment into our Greencastle facility, (ii) negotiated favorable shipping contracts with carriers and (iii) realized cost reductions from sourcing our merchandise through third-party buying agents. As a result of these initiatives we have realized cost savings of approximately $27 million during the first quarter of Fiscal 2017, with approximately $12 million in Cost of goods sold synergies related to the Company's ongoing supply chain integration and cost of goods sold initiative at the Premium Fashion segment, approximately $3 million in Buying, distribution and occupancy synergies related to the consolidation of the Premium Fashion segment brands into the Company's ecommerce fulfillment center and approximately $12 million in Selling, general and administrative synergies primarily related to the elimination of overlapping leadership and non-merchandise procurement savings. We expect to realize approximately $60 million of additional synergies during the remainder of Fiscal 2017.

Change for Growth Program
As more fully described in Notes 7 and 14 to the accompanying unaudited condensed consolidated financial statements, in October 2016, the Company's management approved a restructuring plan with the objective of delivering sustainable long-term growth and shareholder value (the "Change for Growth" program). The new operating model shifted from a brand-based focus to a customer-based focus in order to reduce organizational overlap and maximize operational efficiencies. As part of refining the operating model, the Company made organizational changes resulting in the creation of the Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion operating segments.

As a result of the Change for Growth program, the Company eliminated a number of executive positions, which resulted in an $11.9 million charge during the first quarter of Fiscal 2017, including $8.1 million of severance and other related expenses and $3.8 million of professional fees. This charge is recorded within Restructuring and other related charges in the accompanying unaudited condensed consolidated statement of operations. The Company is still evaluating various potential opportunities and additional charges may be required in future periods as these plans are identified and executed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Seasonality of Business

Our individual segments are typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, sales at our Kids Fashion segment tend to be significantly higher during the fall season, which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season. Our Plus Fashion segment tends to experience higher sales during the spring season, which include the Easter and Mother's Day holidays. Our Premium Fashion and Value Fashion segments have relatively balanced sales across the Fall and Spring seasons. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

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

The U.S. economy continues to show mixed signs of recovery. Within the retail sector, consumer sentiment in certain industries such as automotive and home improvements was generally positive, while the apparel industry appeared to be more challenging and inconsistent from month-to-month and company-to-company. Uncertainty around the U.S. Presidential election, the mixed economic environment and increased customer price sensitivity caused inconsistent sales trends to continue through the first quarter of Fiscal 2017. As we move into the second quarter and the upcoming holiday shopping period, our brands will continue to monitor the respective spending patterns of their consumers and adjust their operating strategies as necessary to mitigate these challenges and maximize operating performance.

First Quarter Summary and Key Developments

Operating highlights for the quarter are as follows:

•	Comparable sales decreased by 5%. Comparable sales were down at all four segments in the first quarter of Fiscal 2017, primarily due to declines in store traffic;

•
Gross margin rate increased by 640 basis points to 60.4% from 54.0%, primarily due to an approximately $104 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value in the first quarter of Fiscal 2016 in our Premium Fashion segment;

•
Operating income was $51.2 million for the first quarter of Fiscal 2017, compared to an operating loss of $12.0 million for the first quarter of Fiscal 2016 mainly as the first quarter of Fiscal 2016 included the purchase accounting expense of approximately $104 million related to inventory discussed above, which was offset in part by the comparable sales declines; and

•	Net income per diluted share was $0.07, compared to net loss per dilutive share of $0.10 for the first quarter of Fiscal 2016.
Liquidity highlights are as follows:

•	Cash provided by operations was $56.0 million for the three months ended October 29, 2016, compared to cash used by operations of $46.4 million for the three months ended October 24, 2015;

•
We used $106.6 million for capital expenditures during the three months ended October 29, 2016; we used $1.495 billion of cash, net of cash acquired, for the ANN Acquisition and $93.0 million for capital expenditures during the three months ended October 24, 2015; and

•	For the three months ended October 29, 2016, we repaid $100 million of our term loan and borrowed $49.4 million under our revolving credit agreement.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operational results for the periods presented herein has been affected by certain transactions. A summary of the effect of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended
	October 29, 2016	October 24, 2015
	(millions)
Acquisition and integration expenses (a)	$(12.0)	$(42.5)
Restructuring and other charges (b)	(11.9)	—
Purchase accounting adjustments related to the ANN Acquisition:
Non-cash inventory expense associated with the purchase accounting write-up of ANN's inventory to fair market value	—	(104.2)
Impact of ANN purchase accounting adjustments for leases (c)	(2.6)	—

(a) Fiscal 2017 included $3.9 million of settlement charges and professional fees related to a pension plan acquired in the ANN Acquisition, $2.3 million of severance and retention costs and $5.8 million of other costs associated with the post-acquisition integration of ANN's operations. Fiscal 2016 primarily represented costs related to the ANN Acquisition consisting of $20.5 million of legal, consulting and investment-banking related transaction costs, $19.8 million of severance and retention-related expenses and $1.3 million of integration costs to combine the operations and infrastructure of the ANN business into the Company's.
(b) Fiscal 2017 represented $8.1 million of severance and other related expenses and $3.8 million of professional fees related to the Change for Growth program.
(c) Reflects the impact of purchase accounting adjustments on ANN's lease related assets and liabilities. Approximately $7 million of purchase accounting adjustments for leases is expected to be recognized for the remainder of Fiscal 2017.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended October 29, 2016 compared to Three Months Ended October 24, 2015

The following table summarizes our results of operations and expresses the percentage relationship to net sales of certain financial statement captions:

	Three Months Ended
	October 29, 2016 (a)	October 24, 2015 (a)	$ Change	% Change
	(millions, except per share data)
Net sales	$1,678.4	$1,672.0	$6.4	0.4%

Cost of goods sold	(664.4)	(769.3)	104.9	13.6%
Cost of goods sold as % of net sales	39.6%	46.0%
Gross margin	1,014.0	902.7	111.3	12.3%
Gross margin as % of net sales	60.4%	54.0%
Other operating expenses:
Buying, distribution and occupancy expenses	(320.6)	(303.0)	(17.6)	(5.8)%
BD&O expenses as % of net sales	19.1%	18.1%
Selling, general and administrative expenses	(524.4)	(486.7)	(37.7)	(7.7)%
SG&A expenses as % of net sales	31.2%	29.1%
Acquisition and integration expenses	(12.0)	(42.5)	30.5	71.8%
Restructuring and other related charges	(11.9)	—	(11.9)	NM
Depreciation and amortization expense	(93.9)	(82.5)	(11.4)	(13.8)%
Total other operating expenses	(962.8)	(914.7)	(48.1)	(5.3)%
Operating income (loss)	51.2	(12.0)	63.2	NM
Operating income (loss) as % of net sales	3.1%	(0.7)%
Interest expense	(25.3)	(20.5)	(4.8)	(23.4)%
Interest income and other (expense) income, net	(0.1)	0.6	(0.7)	NM
Income (loss) before (provision) benefit for income taxes	25.8	(31.9)	57.7	NM
(Provision) benefit for income taxes	(11.4)	13.8	(25.2)	NM
Effective tax rate(b)	44.2%	43.3%
Net income (loss)	$14.4	$(18.1)	$32.5	NM

Net income (loss) per common share:
Basic	$0.07	$(0.10)	$0.17	NM
Diluted	$0.07	$(0.10)	$0.17	NM
_______
(a) For our Premium Fashion segment, the first quarter of Fiscal 2017 reflected a 13-week period and the first quarter of Fiscal 2016 reflected the 10-week post-acquisition period.
(b) Effective tax rate is calculated by dividing the (provision) benefit for income taxes by income (loss) before (provision) benefit for income taxes.
(NM) Not meaningful.

Net Sales. Net sales increased by $6.4 million, or 0.4%, to $1.678 billion for the three months ended October 29, 2016 from $1.672 billion for the three months ended October 24, 2015. Net sales for the Premium Fashion segment increased by $78.0 million primarily as the first quarter of Fiscal 2017 reflected a 13-week period and the first quarter of Fiscal 2016 reflected the 10-week post-acquisition period, which was offset in part by a comparable sales decrease of 6%. For our other segments, for the three months ended October 29, 2016, comparable sales decreased by $48.9 million, or 5%, to $1.026 billion from $1.075 billion for the three months ended October 24, 2015 primarily due to declines in store traffic; non-comparable sales decreased by $18.0 million, or 36%, to $32.6 million from $50.6 million as discussed on a segment basis below; and wholesale, licensing and other revenues decreased by $4.7 million, or 10%, to $40.7 million from $45.4 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below.

	Three Months Ended
	October 29, 2016	October 24, 2015	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$579.2	$501.2	$78.0	15.6%
Value Fashion	504.1	530.1	(26.0)	(4.9)%
Plus Fashion	317.7	335.3	(17.6)	(5.2)%
Kids Fashion	277.4	305.4	(28.0)	(9.2)%
Total net sales	$1,678.4	$1,672.0	$6.4	0.4%

Comparable sales (a)				(5)%
_______
(a) Comparable sales represent combined store comparable sales and ecommerce sales. Store comparable sales generally refers to the growth of sales in only stores open in the current period and comparative calendar period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Ecommerce sales refer to growth of sales from the Company's ecommerce channel in the current period and comparative calendar period in the prior year. Considering the cross channel behavior of our customers, the Company believes our ecommerce operations are interdependent with our brick-and-mortar store sales and thus we report one combined comparable sales metric.

Premium Fashion net sales performance primarily reflected:

•	a 13-week period in the first quarter of Fiscal 2017 compared to the 10-week post-acquisition period in the first quarter of Fiscal 2016;

•	a decrease of 11% in comparable sales at Ann Taylor and a decrease of 3% in comparable sales at LOFT; and

•	22 net store closures at Ann Taylor and 4 net store closures at LOFT in the last twelve months.

Value Fashion net sales performance primarily reflected:

•	a decrease of $17.1 million, or 6%, in comparable sales at maurices and a decrease of $12.0 million, or 5%, in comparable sales at dressbarn during the three months ended October 29, 2016;

•
an $8.6 million increase in non-comparable sales caused by 42 net store openings at maurices in the last twelve months, offset in part by a $3.7 million decrease due to the 19 net store closures at dressbarn in the last twelve months; and

•	a $1.8 million decrease in other revenues.

Plus Fashion net sales performance primarily reflected:

•	a decrease of $9.6 million, or 4%, in comparable sales at Lane Bryant and a decrease of $7.2 million, or 10%, in comparable sales at Catherines during the three months ended October 29, 2016;

•	a $0.2 million net increase in non-comparable sales, which reflected 4 net store openings at Lane Bryant and 7 net store closures at Catherines in the last twelve months; and

•	a $1.0 million decrease in other revenues.

Kids Fashion net sales performance primarily reflected:

•	a decrease of $3.0 million, or 1%, in comparable sales during the three months ended October 29, 2016;

•
a $23.1 million decrease in non-comparable sales caused by 42 net store closures in the last twelve months as well as Fiscal 2017 including one less week of peak sales during the back-to-school shopping period compared to Fiscal 2016; and

•	a $1.9 million decrease in wholesale, licensing operations and other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Gross Margin. Gross margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 640 basis points to 60.4% for the three months ended October 29, 2016 from 54.0% for the three months ended October 24, 2015. The increase was mainly due to approximately $104 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value recorded during the first quarter of Fiscal 2016 in our Premium Fashion segment. Excluding the impact of the inventory amortization, gross margin rate increased by 20 basis points to 60.4% from 60.2% primarily due to higher gross margin rates at our Premium Fashion and Plus Fashion, offset in part by lower gross margin rates at our Value Fashion and Kids Fashion segments. On a consolidated basis, gross margin benefited from the realization of synergies of approximately $12 million related to the Company's ongoing supply chain integration and cost of goods sold initiative at the Premium Fashion segment.

Gross margin highlights on a segment basis are as follows:

•
Premium Fashion gross margin performance reflected significant gross margin rate improvement at both Ann Taylor, which was mainly due to tighter inventory control in the current period, and LOFT, which was mainly due to tighter inventory control and savings related to the segment's cost of goods sold initiative. Both brands benefited from the realization of synergies related to the Company's ongoing supply chain integration.

•
Value Fashion gross margin performance primarily reflected a decline in gross profit margin rate at maurices, which was mainly due to increased promotional selling to offset softer-than-expected customer demand and maintain appropriate inventory levels, offset in part by a slight rate improvement at dressbarn, which was mainly due to increased penetration of internally sourced product.

•	Plus Fashion gross margin performance reflected gross margin rate improvement at both Lane Bryant and Catherines, caused mainly by tighter inventory control and more targeted promotional strategies.

•
Kids Fashion gross margin performance declined from a record level in the year-ago period, reflecting increased promotional selling to offset softer-than-expected customer demand and maintain appropriate inventory levels.

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

BD&O expenses increased by $17.6 million, or 5.8%, to $320.6 million for the three months ended October 29, 2016 from $303.0 million for the three months ended October 24, 2015. BD&O expenses for the Premium Fashion segment increased by $21.8 million primarily as the results reflected a 13-week period in the first quarter of Fiscal 2017 compared to the 10-week post-acquisition period in the first quarter of Fiscal 2016. For our other segments, BD&O expenses decreased by $4.2 million primarily due to lower occupancy-related costs related to store closures and ongoing store fleet optimization. On a consolidated basis, BD&O expenses also included approximately $3 million in synergies related to the ANN Acquisition, due to consolidation of the Premium Fashion segment brands into the Company's ecommerce fulfillment center. BD&O expenses as a percentage of net sales increased by 100 basis points to 19.1% for the three months ended October 29, 2016 from 18.1% for the three months ended October 24, 2015 primarily due to de-leveraging of expenses over lower sales.

Selling, General and Administrative ("SG&A") Expenses consist of compensation and benefit-related costs for sales and store operations personnel, administrative personnel and other employees not associated with the functions described above under BD&O expenses. SG&A expenses also include advertising and marketing costs, information technology and communication costs, supplies for our stores and administrative facilities, insurance costs, legal costs and costs related to other administrative services.

SG&A expenses increased by $37.7 million, or 7.7%, to $524.4 million for the three months ended October 29, 2016 from $486.7 million for the three months ended October 24, 2015. SG&A expenses for the Premium Fashion segment increased by $44.3 million primarily as the results reflected a 13-week period in the first quarter of Fiscal 2017 compared to the 10-week post-acquisition period in the first quarter of Fiscal 2016. For our other segments, SG&A expenses decreased by $6.6 million primarily due to a decrease in administrative payroll costs. On a consolidated basis, SG&A expenses also included approximately $12 million in synergies related to the ANN Acquisition, primarily due to the elimination of overlapping leadership and non-merchandise procurement savings, which were offset in part by inflationary increases. SG&A expenses as a percentage of net sales increased

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

by 210 basis points to 31.2% for the three months ended October 29, 2016 from 29.1% for the three months ended October 24, 2015 primarily due to de-leveraging of expenses over lower sales.

Depreciation and Amortization Expense increased by $11.4 million, or 13.8%, to $93.9 million for the three months ended October 29, 2016 from $82.5 million for the three months ended October 24, 2015. Depreciation and amortization expenses for the Premium Fashion segment increased by $6.5 million primarily as the results reflected a 13-week period in the first quarter of Fiscal 2017 compared to the 10-week post-acquisition period in the first quarter of Fiscal 2016. For our other segments, depreciation and amortization expenses increased by $4.9 million primarily due to the Company's ongoing investments in ecommerce platforms to support our omni-channel strategy.

Operating Income (loss). Operating results increased by $63.2 million to operating income of $51.2 million for the three months ended October 29, 2016 from an operating loss of $12.0 million for the three months ended October 24, 2015. The increase was mainly due to non-cash purchase accounting expense of approximately $104 million related to our Premium Fashion segment as discussed above. For our other segments, operating income decreased by $47.1 million, as discussed on a segment basis below. In addition, Acquisition and integration expenses decreased by $30.5 million and Restructuring and other related charges from our Change for Growth Program increased by $11.9 million.

Operating results for our four operating segments are presented below.

	Three Months Ended
	October 29, 2016	October 24, 2015	$ Change	% Change
	(millions)
Operating income (loss):
Premium Fashion	$43.6	$(48.1)	$91.7	NM
Value Fashion	12.1	35.0	(22.9)	(65.4)%
Plus Fashion	6.2	3.4	2.8	82.4%
Kids Fashion	13.2	40.2	(27.0)	(67.2)%
Unallocated acquisition and integration expenses	(12.0)	(42.5)	30.5	71.8%
Unallocated restructuring and other related charges	(11.9)	—	(11.9)	NM
Total operating income (loss)	$51.2	$(12.0)	$63.2	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results improved by $91.7 million. The operating results for the first quarter of Fiscal 2017 reflected a 13-week period and the first quarter of Fiscal 2016 reflected the 10-week post-acquisition period. In addition, the operating results in both periods were impacted by non-cash purchase accounting expenses. The first quarter of Fiscal 2017 reflected approximately $11 million of such expenses, primarily including $8 million of depreciation and amortization expense. The first quarter of Fiscal 2016 reflected approximately $111 million of such expense, primarily including $104 million associated with the write-up of inventory to fair market value. In addition to the impact of purchase accounting, the operating results for the first quarter of Fiscal 2017 reflected the decrease in comparable sales, partially offset by a significant improvement in gross margin rate, both discussed above. BD&O expenses for the first quarter of Fiscal 2107 reflected savings associated with the transition from third party to in-house ecommerce fulfillment. SG&A expenses for the first quarter of Fiscal 2017 reflected savings from integration related headcount reductions, which were essentially offset by inflationary increases and the $3.5 million proposed legal settlement discussed in Note 13 to the accompanying unaudited condensed consolidated financial statements.
Value Fashion operating income decreased by $22.9 million primarily as a result of the decrease in comparable sales and lower gross margin rates, both discussed above, as well as higher SG&A expenses. The increase in SG&A expenses resulted primarily from incremental marketing investments, partially offset by a decrease in administrative payroll costs.
Plus Fashion operating income increased by $2.8 million, with an increase in gross margin rate, discussed above, and decreases in BD&O and SG&A expenses, partially offset by the impact of negative comparable sales. The decrease in BD&O expenses was mainly due to lower occupancy-related costs associated with ongoing store fleet optimization. The decrease in SG&A expenses was primarily due to reduced marketing expenses and a decrease in administrative payroll costs.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Kids Fashion operating income decreased by $27.0 million primarily due to the decrease in comparable sales declines as well as lower gross margin rates, both discussed above. The results for the first quarter of Fiscal 2017 were negatively impacted by approximately $10 million due to Fiscal 2017 including one less week of peak sales during the back-to-school shopping period compared to Fiscal 2016. Partially offsetting the gross margin decline was a decrease in BD&O expenses mainly as a result of lower occupancy-related costs due to store closures.

Unallocated Acquisition and Integration Expenses of $12.0 million for the three months ended October 29, 2016 included $3.9 million of settlement charges and professional fees related to a pension plan acquired in the ANN Acquisition, $2.3 million of severance and retention costs and $5.8 million of other costs associated with the post-acquisition integration of ANN's operations. The $42.5 million for the three months ended October 24, 2015 primarily represents costs related to the ANN Acquisition consisting of $20.5 million of legal, consulting and investment-banking related transaction costs, $19.8 million of severance and retention-related expenses and $1.3 million of integration costs to combine the operations and infrastructure of the ANN business into the Company's.

Unallocated Restructuring and Other Related Charges of $11.9 million for the three months ended October 29, 2016 represented severance and other related expenses of $8.1 million and $3.8 million for professional fees related to the Change for Growth program.

Interest Expense increased by $4.8 million, or 23.4%, to $25.3 million for the three months ended October 29, 2016 from $20.5 million for the three months ended October 24, 2015. The increase was mainly the result of an additional three weeks of interest expense on the term loan in the first quarter of Fiscal 2017 due to the timing of the ANN Acquisition, offset in part by the impact of the $100 million in repayments.

(Provision) Benefit for Income Taxes represents federal, foreign, state and local income taxes. Income taxes increased by $25.2 million, to a provision of $11.4 million for the three months ended October 29, 2016 from a benefit of $13.8 million for the three months ended October 24, 2015 as the Company had a pre-tax loss in the Fiscal 2016 period. The effective tax rate was 44.2% for the three months ended October 29, 2016 and the effective tax rate was 43.3% for the three months ended October 24, 2015. The effective tax rates were higher than the statutory tax rate primarily due to the effect of state and local taxes.

Net Income (Loss) increased by $32.5 million to net income of $14.4 million for the three months ended October 29, 2016 from a net loss of $18.1 million for the three months ended October 24, 2015. The increase was primarily due to the higher operating income discussed above.

Net Income (Loss) per Diluted Common Share increased by $0.17 to net income of $0.07 per share for the three months ended October 29, 2016 from a net loss of $0.10 per share for the three months ended October 24, 2015, primarily as a result of the increase in net income, as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Three Months Ended
	October 29, 2016	October 24, 2015
	(millions)
Net cash provided by (used in) operating activities	$56.0	$(46.4)
Net cash used in investing activities	(106.6)	(1,574.9)
Net cash (used in) provided by financing activities	(50.5)	1,703.6
Net (decrease) increase in cash and cash equivalents	$(101.1)	$82.3

Net cash provided by (used in) operating activities. Net cash provided by operations was $56.0 million for the three months ended October 29, 2016, compared to net cash used in operations of $46.4 million for the three months ended October 24, 2015. Cash provided by operations was higher during Fiscal 2017 as non-recurring payments during the three months ended October 24, 2015 reflecting an approximately $44 million payment made to a former Justice executive and the payment of approximately $70 million of employee-related obligations assumed in the ANN Acquisition as well as favorable timing of working capital payments in the current period were partially offset by lower net income before non-cash expenses such as depreciation and amortization expense and the amortization of the acquisition-related inventory write-up.

Net cash used in investing activities. Net cash used in investing activities for the three months ended October 29, 2016 was $106.6 million, consisting of capital expenditures. Net cash used in investing activities for the three months ended October 24, 2015 was $1.575 billion, consisting primarily of $1.495 billion of cash paid in the ANN Acquisition and $93.0 million of capital expenditures, offset in part by $12.7 million of proceeds from the sale of investments.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $50.5 million for the three months ended October 29, 2016, consisting primarily of $100.0 million of principal repayments of our term loan debt, offset in part by net borrowings of debt under our amended revolving credit agreement of $49.4 million. Net cash provided by financing activities for the three months ended October 24, 2015 was $1.704 billion, consisting primarily of $1.8 billion of borrowing under our term loan and $8.4 million of proceeds relating to our stock-based compensation plans, offset in part by net repayments of debt under our amended revolving credit agreement of $28.5 million and $41.4 million of payments made for deferred financing costs related to the borrowing arrangements entered into during that quarter.

Capital Spending

Capital expenditures during the three months ended October 29, 2016 were $106.6 million, which included both routine spending in connection with ongoing expansion of our retail store network, construction and renovation of our existing portfolio of retail stores as well as spending for non-routine capital investments such as our omni-channel initiative, fit-out of our Riverside, California distribution center and integration activity related to the ANN Acquisition. For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2016 10-K.

The Company continually assesses its capital forecast and priority of projects. As a result of continued headwinds with store traffic, the Company is now anticipating fewer new store openings during Fiscal 2017, and expects full year capital spending for Fiscal 2017 will be in the range of $235 million to $260 million. Our capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, remaining availability under our Amended Revolving Credit Agreement (as defined below) after taking into account outstanding borrowings, letters of credit and the collateral limitation and available cash and cash equivalents. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, any future dividend requirements, investment in technological and supply chain infrastructure, acquisitions, debt servicing requirements, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of liquidity will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As of October 29, 2016, the Company has Cash and cash equivalents of $270.7 million. Approximately $207 million, or 77%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% and 20% of any such cash repatriated. A U.S. tax liability has been previously provided for in the provision for income taxes for the portion that is not permanently reinvested and is currently classified within deferred income taxes on the accompanying unaudited condensed consolidated balance sheets. We continue to assess options for use of our overseas cash and cash equivalents.

As of October 29, 2016, after taking into account the $49.4 million of revolving debt outstanding and the $27.6 million in outstanding letters of credit, the Company had $523.0 million of availability under the Amended Revolving Credit Agreement.

Debt

For a detailed description of the terms and restrictions under the amended revolving credit agreement ("Amended Revolving Credit Agreement") and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 8 to the accompanying unaudited condensed consolidated financial statements.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. Upon the closing of the Amended Revolving Credit Agreement, there were seven financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Amended Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future. The Company was in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of October 29, 2016. The Company believes the Amended Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future.

Term Loan

In August 2016, the Company repaid $100 million and in October 2016, subsequent to the end of the first quarter, the Company repaid an additional $22.5 million. These payments were applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment until May 2018. We may from time to time seek to repay or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

The Company expects to incur cash interest expense of approximately $63 million on the Term Loan during the remainder of Fiscal 2017 based on the outstanding balance and interest rates in effect as of October 29, 2016, after consideration of the $22.5 million repayment in October 2016. Such interest and principal payments are expected to be funded with our cash flows from operations.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Common Stock Repurchase Program

There were no purchases of common stock by the Company during the three months ended October 29, 2016 under its repurchase program. For a complete description of the Company's 2016 Stock Repurchase Program see Note 10 to the accompanying unaudited condensed consolidated financial statements.

We may from time to time continue to repurchase additional shares depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt agreements, among other factors.

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations as of October 29, 2016 and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its Amended Revolving Credit Agreement.

	Payments Due by Period
Contractual Obligations	Remainder of Fiscal 2017	Fiscal 2018- 2019	Fiscal 2020- 2021	Fiscal 2022 and Thereafter	Total
	(millions)
Long-term debt	$—	$134.0	$229.4	$1,305.0	$1,668.4
Interest payments on long-term debt	64.6	166.6	148.2	72.0	451.4
Total	$64.6	$300.6	$377.6	$1,377.0	$2,119.8

The following is a description of the Company's material, firmly committed contractual obligations as of October 29, 2016:

•
Long-term debt represents scheduled payments of outstanding borrowings under our borrowing agreements as of October 29, 2016. The table above takes into account the $100 million repayment in August 2016 but does not reflect the $22.5 million repayment made subsequent to the end of the first quarter of Fiscal 2017. These payments were applied against the future quarterly scheduled payments such that the Company is not required to make its next quarterly payment until May 2018.

•
Interest payments on long-term debt represent interest payments related to our borrowing agreements. Interest payments on our Amended Revolving Credit Agreement, if any, were calculated based on the outstanding balance and the interest rates in effect as of October 29, 2016, as if the borrowings remain outstanding until mandatory repayment is required at expiration in August 2020. Interest payments on our Term Loan were calculated based on the interest rates in effect as of October 29, 2016 and the estimated outstanding balance, giving effect to the contractual payments in future periods. In addition, such amounts do not reflect the principal repayment of $22.5 million discussed above.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2016 10-K.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Fiscal 2016 10-K. For a detailed discussion of the Company's critical accounting policies, see the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Fiscal 2016 10-K. There have been no material changes to the Company’s critical accounting policies since July 30, 2016. Below is an update regarding the Company’s goodwill and intangible assets.
The impairment assessment of goodwill and other indefinite-lived intangible assets is performed at the level of each brand, which constitutes an individual reporting unit. During the fourth quarter of Fiscal 2016, the Company performed its annual impairment assessment (the "Fiscal 2016 Valuation"). As disclosed in our Fiscal 2016 10-K the Company had goodwill of $1,279.3 million, of which $733.9 million related to ANN, $169.4 million related to Justice, $126.0 million related to Lane Bryant, $200.7 million related to maurices and $49.3 million related to Catherines. While the results of that assessment indicated the fair values of Justice, maurices and Catherines all significantly exceeded their respective book values, the fair value of the Company's ANN and Lane Bryant reporting units exceeded their book value by less than 20% and are discussed in more detail below.
In the Fiscal 2016 Valuation, the fair value of ANN exceeded its book value by 12% and the fair value of Lane Bryant exceeded its book value by 16%. For the three months ended October 29, 2016, both ANN and Lane Bryant have performed in line with the cash flow projections supporting the Fiscal 2016 Valuation as the shortfall in operating cash flows was offset by a decrease in capital expenditures.
Several factors could impact the reporting units' ability to achieve the future cash flows contemplated in the Fiscal 2016 Valuation including, but not limited to: (i) achieving comparable sales assumptions, including those for the upcoming holiday sales period, (ii) initiatives aimed at reducing operating costs, (iii) successful implementation of the reporting unit's marketing and merchandising strategies and (iv) optimization of store fleet productivity. Given the relatively small excess of fair value over carrying value as of the Fiscal 2016 Valuation, if the profitability trends, or market multiples, decline from those that were expected in the Fiscal 2016 Valuation, it is possible that we may be required to perform an interim step two analysis, which may result in an impairment of the reporting unit's goodwill in future periods to the extent the carrying value of the reporting unit exceeds its estimated fair value, and note that such charges may be material.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of October 29, 2016. There has been no change in the Company’s internal control over financial reporting during the quarter ended October 29, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 13 to the accompanying unaudited condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2016 10-K. There have been no material changes during the quarter ended October 29, 2016 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2016 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended October 29, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (July 31, 2016 – August 27, 2016)	—	$—	—	$ 181 million
Month # 2 (August 28, 2016 – October 1, 2016)	—	—	—	$ 181 million
Month # 3 (October 2, 2016 – October 29, 2016)	—	—	—	$ 181 million
________
(a)  In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's borrowing agreements, as more fully described in Note 8 to the accompanying unaudited condensed consolidated financial statements. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

Item 6 - EXHIBITS

Exhibit	Description

10.1
First Amendment to the Amended and Restated Credit Agreement dated as of October 31, 2016, among the Company, the other Loan Parties, the Lenders party, the Issuing Banks party and JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, filed herewith.

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

ASCENA RETAIL GROUP, INC.

Date: December 1, 2016	BY: /s/ David Jaffe
David Jaffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 1, 2016	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)