Form 10-Q
period 2017-01-28
Ascena Retail Group, Inc.
filed 2017-03-06
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 28, 2017

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
The Registrant had 194,938,225 shares of common stock outstanding as of March 2, 2017.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 28, 2017	July 30, 2016
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$299.5	$371.8
Inventories	676.1	649.3
Prepaid expenses and other current assets	192.8	218.9
Total current assets	1,168.4	1,240.0
Property and equipment, net	1,545.3	1,630.1
Goodwill	1,279.3	1,279.3
Other intangible assets, net	1,270.0	1,268.7
Other assets	96.2	88.2
Total assets	$5,359.2	$5,506.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$464.0	$429.4
Accrued expenses and other current liabilities	354.4	420.3
Deferred income	141.6	110.0
Current portion of long-term debt	—	54.0
Total current liabilities	960.0	1,013.7
Long-term debt, less current portion	1,532.0	1,594.5
Lease-related liabilities	369.2	387.1
Deferred income taxes	442.1	442.2
Other non-current liabilities	196.4	205.5
Total liabilities	3,499.7	3,643.0

Commitments and contingencies (Note 13)

Equity:
Common stock, par value $0.01 per share; 194.9 million and 194.2 million shares issued and outstanding as of January 28, 2017 and July 30, 2016, respectively	1.9	1.9
Additional paid-in capital	1,063.5	1,050.3
Retained earnings	807.7	828.8
Accumulated other comprehensive loss	(13.6)	(17.7)
Total equity	1,859.5	1,863.3
Total liabilities and equity	$5,359.2	$5,506.3

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
	(millions, except per share data) (unaudited)
Net sales	$1,748.2	$1,841.8	$3,426.6	$3,513.8
Cost of goods sold	(802.4)	(873.8)	(1,466.8)	(1,643.1)
Gross margin	945.8	968.0	1,959.8	1,870.7

Other operating expenses:
Buying, distribution and occupancy expenses	(320.1)	(329.9)	(640.7)	(632.9)
Selling, general and administrative expenses	(538.1)	(549.5)	(1,062.5)	(1,036.2)
Acquisition and integration expenses	(15.8)	(16.0)	(27.8)	(58.5)
Restructuring and other related charges	(20.2)	—	(32.1)	—
Depreciation and amortization expense	(96.3)	(89.4)	(190.2)	(171.9)
Total other operating expenses	(990.5)	(984.8)	(1,953.3)	(1,899.5)
Operating (loss) income	(44.7)	(16.8)	6.5	(28.8)

Interest expense	(25.0)	(27.8)	(50.3)	(48.3)
Interest income and other income (expense), net	0.4	(0.8)	0.3	(0.2)
Gain on extinguishment of debt	—	0.8	—	0.8
Loss before benefit for income taxes	(69.3)	(44.6)	(43.5)	(76.5)
Benefit for income taxes	34.1	22.0	22.7	35.8
Net loss	$(35.2)	$(22.6)	$(20.8)	$(40.7)

Net loss per common share:
Basic	$(0.18)	$(0.12)	$(0.11)	$(0.21)
Diluted	$(0.18)	$(0.12)	$(0.11)	$(0.21)

Weighted average common shares outstanding:
Basic	194.8	195.8	194.6	190.3
Diluted	194.8	195.8	194.6	190.3

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
	(millions) (unaudited)
Net loss	$(35.2)	$(22.6)	$(20.8)	$(40.7)
Other comprehensive income (loss), net of tax:
Net actuarial loss on defined benefit plan, net of income tax benefit of $0.4 million	—	—	(0.7)	—
Foreign currency translation adjustment	1.1	(4.0)	0.3	(2.8)
Total other comprehensive income (loss) before reclassification	1.1	(4.0)	(0.4)	(2.8)
Reclassification of settlement charges for ANN's pension plan, net of income tax benefit of $1.6 million and $2.9 million, respectively	2.5	—	4.5	—
Total comprehensive loss	$(31.6)	$(26.6)	$(16.7)	$(43.5)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 28, 2017	January 23, 2016
	(millions) (unaudited)
Cash flows from operating activities:
Net loss	$(20.8)	$(40.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	190.2	171.9
Deferred income tax expense	2.1	6.9
Deferred rent and other occupancy costs	(32.9)	(36.9)
Gain on extinguishment of debt	—	(0.8)
Amortization of acquisition-related inventory write-up	—	126.9
Stock-based compensation expense	13.5	12.3
Impairments of tangible assets	7.7	7.3
Non-cash interest expense	6.0	5.2
Other non-cash income (expense), net	4.5	(7.8)
Changes in operating assets and liabilities:
Inventories	(26.8)	100.8
Accounts payable, accrued liabilities and income tax liabilities	(14.6)	(239.6)
Deferred income	34.5	32.8
Lease-related liabilities	18.9	21.2
Other balance sheet changes, net	32.7	1.7
Net cash provided by operating activities	215.0	161.2

Cash flows from investing activities:
Cash paid for the acquisition of ANN INC., net of cash acquired (Note 4)	—	(1,494.6)
Capital expenditures	(155.1)	(173.2)
Acquisition of intangible asset	(11.3)	—
Purchase of investments	—	(0.9)
Proceeds from sales and maturities of investments	0.8	26.5
Net cash used in investing activities	(165.6)	(1,642.2)

Cash flows from financing activities:
Proceeds from term loan, net of original issue discount	—	1,764.0
Redemptions and repayments of term loan	(122.5)	(61.6)
Proceeds from revolver borrowings	628.4	755.0
Repayments of revolver borrowings	(628.4)	(871.0)
Payment of deferred financing costs	—	(42.4)
Purchases and retirements of common stock	—	(18.6)
Proceeds from stock options exercised and employee stock purchases	0.8	8.8
Net cash (used in) provided by financing activities	(121.7)	1,534.2

Net (decrease) increase in cash and cash equivalents	(72.3)	53.2
Cash and cash equivalents at beginning of period	371.8	240.6

Cash and cash equivalents at end of period	$299.5	$293.8

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

The Company's brands had the following store counts as of January 28, 2017: Ann Taylor 328 stores; LOFT 678 stores; maurices 1,012 stores; dressbarn 795 stores; Lane Bryant 770 stores; Catherines 369 stores; and Justice 926 stores.

2. Basis of Presentation

Interim Financial Statements

These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and are unaudited. In the opinion of management, however, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial condition, results of operations, comprehensive loss and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report as permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to ensure that the information is fairly presented.

The condensed consolidated balance sheet data as of July 30, 2016 is derived from the audited consolidated financial statements included in the Company’s Fiscal 2016 10-K, which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2016 10-K for a complete set of financial statements.

Fiscal Period

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. Fiscal year 2017 will end on July 29, 2017 and will be a 52-week period (“Fiscal 2017”). Fiscal year 2016 ended on July 30, 2016 and was a 53-week period (“Fiscal 2016”). The three months ended January 28, 2017 and the three months ended January 23, 2016 are both 13-week periods. The six months ended January 28, 2017 and the six months ended January 23, 2016 are both 26-week periods.

Prior year results for the three and six month periods ending January 23, 2016 for our Premium Fashion segment include one-week reporting lags, which resulted from different reporting calendars between ANN INC. and ascena. Prior year three month results for our Premium Fashion segment represent the period from November 1, 2015 to January 30, 2016 and prior year six month results for our Premium Fashion segment represent the period from August 22, 2015 to January 30, 2016. The effect of these one-week reporting period differences is not material to the condensed consolidated financial statements for either the three or six months ended January 23, 2016. As of the end of Fiscal 2016, our Premium Fashion segment is on the same fiscal calendar as the rest of the Company's operating segments.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassification

During the third quarter of Fiscal 2016, the Company determined that, for the first six months of Fiscal 2016, an expense for our Premium Fashion segment, which should have been classified as Buying, distribution and occupancy expenses, had been incorrectly classified as Cost of goods sold. As a result, the Company restated its prior period information by reclassifying $16.5 million ($6.6 million for the first quarter of Fiscal 2016 and $9.9 million for the second quarter of Fiscal 2016) of these costs to Buying, distribution and occupancy expenses from Cost of goods sold, thereby increasing Gross margin. This change had no effect on the previously reported Operating loss or Net loss.

3. Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the guidance.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods therein, with early adoption permitted. The Company is currently evaluating the guidance and its impact on the Company's condensed consolidated financial statements.

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

The Company expensed $20.5 million of transaction costs during the first quarter of Fiscal 2016, which are included within Acquisition and integration expenses in the condensed consolidated statements of operations. In addition, the Company expensed $22.7 million and $126.9 million during the three and six months ended January 23, 2016, respectively, related to the amortization of the write-up of ANN's inventory to its fair value.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no measurement-period adjustments recorded during Fiscal 2017 and the allocation of the purchase price was finalized at the end of the first quarter of Fiscal 2017. The following table summarizes the final allocation of fair values of the identifiable assets acquired and liabilities assumed in the ANN Acquisition.

Final Purchase Price Allocation
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

The following pro forma information has been prepared as if the ANN Acquisition and the issuance of stock and debt to finance the acquisition had occurred as of the beginning of Fiscal 2015:

	Three Months Ended	Six Months Ended
	January 23, 2016	January 23, 2016
	(millions, except per share data)
	(unaudited)
Pro forma net sales	$1,842.6	$3,636.6
Pro forma net (loss) income	$(8.5)	$43.4
Pro forma net (loss) income per common share:
Basic	$(0.04)	$0.22
Diluted	$(0.04)	$0.22

The Fiscal 2016 pro forma amounts reflect the historical operational results for ascena as well as those of ANN for the three-week stub period preceding the close of the transaction on August 21, 2015. The pro forma amounts also reflect the effect of pro forma adjustments of $14.1 million and $84.1 million, net of taxes, for the three and six months ended January 23, 2016, respectively. These adjustments primarily reflect transaction costs and the amortization of the fair value adjustment to inventory, which are included in the reported results and are excluded from the Fiscal 2016 pro forma amounts due to their non-recurring nature.

The pro forma weighted-average number of common shares outstanding for each period assumes that 31.2 million shares of ascena common stock issued in connection with the acquisition had been issued as of the beginning of Fiscal 2015. The pro forma weighted-average number of diluted shares outstanding for the six months ended January 23, 2016 includes the potential dilutive shares of 1.6 million, which are excluded from the reported weighted-average diluted shares outstanding due to the net loss reported for the period. The weighted-average numbers of diluted shares for other periods were not adjusted as the pro forma amounts were the same as the reported amounts.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The pro forma financial information is not indicative of the operational results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of the Company’s future operational results.

5. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	January 28, 2017	July 30, 2016
	(millions)
Premium Fashion	$194.9	$198.6
Value Fashion	220.9	188.8
Plus Fashion	183.9	154.4
Kids Fashion	76.4	107.5
Total inventories	$676.1	$649.3

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

Impairment charges related to long-lived tangible assets by segment are as follows:

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
	(millions)
Premium Fashion	$—	$—	$0.7	$—
Value Fashion	1.2	3.1	3.3	4.7
Plus Fashion	1.5	0.9	2.6	0.9
Kids Fashion	0.3	1.4	1.1	1.7
Total impairment charges	$3.0	$5.4	$7.7	$7.3

7. Restructuring and Other Related Charges

In October 2016, the Company initiated a restructuring plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). The Change for Growth program is expected to (i) refine the Company's operating model to increase its focus on key customer segments, (ii) reduce the time to bring product to market, (iii) reduce working capital requirements and (iv) enhance the Company's ability to serve customers on any purchasing platform, all while better leveraging the Company's shared service platform. The Company's new operating model is designed to focus on enhancing customer-facing capabilities while eliminating organization overlap.

During the first quarter of Fiscal 2017, as part of refining the operating model, the Company eliminated a number of executive positions and made organizational changes resulting in the creation of the Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion operating segments. During the second quarter of Fiscal 2017, the Company announced further consolidation of certain support functions into its shared service group, including Human Resources, Real Estate, Non-Merchandise Procurement and Asset Protection. The changes are expected to further reduce organizational redundancies and integrate processes within the Company. The Company expects to incur significant additional charges, and incremental capital expenditures may be required, in future periods as restructuring plans are fully defined and executed. However, certain identified plans are in their preliminary stages as of January, 28, 2017 and additional charges and capital expenditures are not able to be quantified at this time. Actions associated with the Change for Growth program are expected to continue until substantial completion in Fiscal 2019.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the Change for Growth program, the Company incurred the following charges, which are included within Restructuring and other related charges, for all periods presented:

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
	(millions)
Severance and benefit costs	$12.2	$—	$20.3	$—
Other related charges (a)	8.0	—	11.8	—
Total restructuring and other related charges	$20.2	$—	$32.1	$—
_______
(a) Other related charges consist of professional fees incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program.

A summary of activity for the six months ended January 28, 2017 in the restructuring-related liabilities associated with the Change for Growth program, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Other related charges	Total
	(millions)
Balance at July 30, 2016	$—	$—	$—
Additions charged to expense	20.3	11.8	32.1
Cash payments	(2.1)	(9.4)	(11.5)
Balance at January 28, 2017	$18.2	$2.4	$20.6

8. Debt

Debt consists of the following:	January 28, 2017	July 30, 2016
	(millions)
Revolving credit facility	$—	$—
Less: unamortized debt issuance costs (a)	(5.1)	(5.8)
	(5.1)	(5.8)

Term loan	1,596.5	1,719.0
Less: unamortized debt issuance costs (b)	(27.7)	(30.1)
unamortized original issue discount (b)	(31.7)	(34.6)
	1,537.1	1,654.3

Less: current portion	—	(54.0)
Total long-term debt	$1,532.0	$1,594.5
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

As of January 28, 2017, we had no borrowings outstanding under the Amended Revolving Credit Agreement. After taking into account the $25.1 million in outstanding letters of credit, the Company had $404.6 million of availability under the Amended Revolving Credit Agreement.

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

The Term Loan matures on August 21, 2022 and requires quarterly repayments of $4.5 million during the first half of Fiscal 2017 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.2 billion required at maturity. For the six months ended January 28, 2017, the Company made repayments totaling $122.5 million, which were applied to the future quarterly scheduled payments such that the Company is not required to make its next quarterly payment until May 2018. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan, of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis points floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a floor of 175 basis points) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. As of January 28, 2017, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 5.31%.

Restrictions under the Term Loan and the Amended Revolving Credit Agreement (collectively the "Borrowing Agreements")

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 to 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $45 million for three consecutive business days and ends when Availability is greater than these thresholds for 30 consecutive days. The Covenant Period was not in effect as of January 28, 2017.

The Borrowing Agreements contain customary negative covenants, subject to negotiated exceptions, on (i) liens and guarantees, (ii) investments, (iii) indebtedness, (iv) significant corporate changes including mergers and acquisitions, (v) dispositions and (vi) restricted payments, cash dividends, stock repurchases and certain other restrictive agreements. The Borrowing Agreements also

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Maturities of Debt
The Company's debt matures as follows:

Fiscal Year	Amount
(millions)
2017	$—
2018	21.5
2019	90.0
2020	90.0
2021	90.0
Thereafter	1,305.0
Total maturities	$1,596.5

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

As of January 28, 2017 and July 30, 2016, the Company believes that the carrying values of cash and cash equivalents, available-for-sale investments, accounts and other receivables and accounts payable approximates their estimated fair values due to the short maturities of these financial instruments. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the estimated fair value and the carrying value as of January 28, 2017 and July 30, 2016. The fair value of the Term Loan was determined to be $1.461 billion as of January 28, 2017 and $1.683 billion as of July 30, 2016 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

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

10. Equity

	Six Months Ended
Summary of Changes in Equity:	January 28, 2017	January 23, 2016
	(millions)
Balance at beginning of period	$1,863.3	$1,518.1
Net loss	(20.8)	(40.7)
Common stock issued in connection with the ANN Acquisition (Note 4)	—	344.9
Total other comprehensive income (loss)	4.1	(2.8)
Common stock issued and equity grants made pursuant to stock-based compensation plans	13.2	22.4
Purchases and retirements of common stock	—	(18.6)
Other	(0.3)	—
Balance at end of period	$1,859.5	$1,823.3

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

There were no repurchases of common stock by the Company during the six months ended January 28, 2017. The remaining availability under the 2016 Stock Repurchase Program was approximately $181.4 million at January 28, 2017.

Net Loss per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method. Potentially dilutive instruments are not included in the computation of net loss per share as the impact of those items would be anti-dilutive due to the net loss incurred for the period.

The weighted-average number of common shares outstanding used to calculate basic net loss per common share is reconciled to those shares used in calculating diluted net loss per common share as follows:

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
	(millions)
Basic	194.8	195.8	194.6	190.3
Dilutive effect of stock options and restricted stock units (a)	—	—	—	—
Diluted shares	194.8	195.8	194.6	190.3

(a) There was no dilutive effect of stock options, restricted stock and restricted stock units for the three and six months ended January 28, 2017 and January 23, 2016 as the impact of these items was anti-dilutive because of the Company's net loss incurred during the period.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net loss per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service conditions. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. Potentially dilutive instruments are not included in the computation of net loss per share for the three and six months ended January 28, 2017 and January 23, 2016 as the impact of those items would have been anti-dilutive due to the net loss incurred for the period. For the three and six months ended January 28, 2017 and January 23, 2016, 21.2 million and 18.0 million shares, respectively, of anti-dilutive options and/or restricted stock units were excluded from the diluted share calculations.

11. Stock-based Compensation

As of January 28, 2017, there were approximately 16.8 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
	(millions)
Compensation expense	$6.5	$7.5	$13.5	$12.3
Income tax benefit	$(2.5)	$(2.9)	$(5.1)	$(4.7)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Six Months Ended
	January 28, 2017	January 23, 2016
Expected term (years)	3.0	3.0
Expected volatility	37.3%	35.3%
Risk-free interest rate	1.2%	1.5%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$1.95	$4.25

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the six months ended January 28, 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 30, 2016	14,813.4	$14.33	4.8	$0.9
Granted	5,787.3	5.58
Exercised	(13.6)	8.03
Canceled/Forfeited	(2,593.9)	12.58
Options outstanding – January 28, 2017	17,993.2	$11.78	5.0	$—

Options vested and expected to vest at January 28, 2017 (b)	17,523.5	$11.91	5.0	$—
Options exercisable at January 28, 2017	9,336.5	$14.41	4.0	$—
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of January 28, 2017, there was $21.8 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years. The total intrinsic value of options exercised during the six months ended January 28, 2017 was de minimus and during the six months ended January 23, 2016 was approximately $7.1 million. The amounts exercised during the three months ended January 28, 2017 and January 23, 2016, respectively, were de minimus. The total grant date fair value of options that vested during the six months ended January 28, 2017 was approximately $13.1 million and during the six months ended January 23, 2016 was approximately $13.2 million. Of these amounts, $0.3 million was vested during the three months ended January 28, 2017 and $0.5 million was vested during the three months ended January 23, 2016.

Restricted Equity Awards

A summary of restricted equity awards activity during the six months ended January 28, 2017 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at July 30, 2016	2,258.8	$13.62
Granted	2,150.1	5.67
Vested	(638.5)	13.04
Cancelled/Forfeited	(558.7)	11.28
Nonvested at January 28, 2017	3,211.7	$8.82

As of January 28, 2017, there was $17.2 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

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

The Company recognized $6.4 million in compensation expense for the six months ended January 28, 2017 and $10.1 million for the six months ended January 23, 2016, which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements. Of these amounts, $2.7 million was recognized during the three months ended January 28, 2017 and $9.3 million was recognized during the three months ended January 23, 2016. As of January 28, 2017, there was $33.0 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years. As of January 28, 2017, the liability for LTIP Awards was $16.1 million, of which $3.2 million was classified within Accrued expenses and other current liabilities and $12.9 million was classified within Other non-current liabilities in the condensed consolidated balance sheets. In addition, the Company paid $10.4 million to settle such liabilities during the six months ended January 28, 2017. No amounts were paid during the three months ended January 28, 2017.

Defined Benefit Plan

In connection with the ANN Acquisition, the Company assumed ANN's pension plan which was frozen and for which the accumulated benefit obligation exceeded the plan's assets by approximately $12 million as of July 30, 2016. In Fiscal 2016, the Company made a decision to terminate the plan whereby, under the terms of liquidation, some participants elected to receive lump-sum payments while the others elected to remain in the plan. During the first quarter of Fiscal 2017, lump sum payments were made to its participants, and during the second quarter of Fiscal 2017 the remaining obligation was transferred to a third-party and settled through a non-participating annuity contract. As of January 28, 2017, the trust was fully liquidated. During the three months ended January 28, 2017, the remaining accumulated actuarial loss of $4.1 million (less an income tax benefit of $1.6 million) was reclassified from Accumulated other comprehensive loss to Acquisition and integration expenses. For the six months ended January 28, 2017, the Company expensed $8.0 million reflecting settlement charges and professional fees, which is included within Acquisition and integration expenses in the condensed consolidated statement of operations.

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

Reference is made to the Fiscal 2016 10-K which includes a description of the lawsuits comprising the Justice pricing litigation and should be read in conjunction with the foregoing update.

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

At mediation, the parties agreed to settle all claims in the suit for a total of $3.5 million to settle both the pending claims and other wage-and-hour claims that could have been brought as part of the lawsuit (including claims for penalties under the Private Attorneys’ General Act). The Company believes that such amount reflects a liability that is both probable and reasonably estimable, thus a reserve for approximately $3.5 million was established in the first quarter of Fiscal 2017. The parties executed a formal Joint Stipulation for Class Action Settlement and Release, dated February 6, 2017. A Preliminary Approval Hearing is scheduled for March 14, 2017.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Due to changes in the Company's operating segments discussed above, segment information for the three and six months ended January 23, 2016 has been recast to conform to the current period's presentation. These changes related entirely to combining the previously reported brand-based segment information into the new customer-based operating model and had no impact on total net sales, total operating income or total depreciation and amortization expense.

Net sales, operating (loss) income and depreciation and amortization expense for each operating segment are as follows:

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
	(millions)
Net sales:
Premium Fashion (a)	$608.2	$637.5	$1,187.4	$1,138.7
Value Fashion	481.6	513.2	985.7	1,043.3
Plus Fashion	347.3	363.6	665.0	698.9
Kids Fashion	311.1	327.5	588.5	632.9
Total net sales	$1,748.2	$1,841.8	$3,426.6	$3,513.8

Operating (loss) income:
Premium Fashion (a) (b)	$22.7	$(5.8)	$66.3	$(53.9)
Value Fashion	(19.8)	(1.3)	(7.7)	33.7
Plus Fashion	(10.0)	(6.9)	(3.8)	(3.5)
Kids Fashion	(1.6)	13.2	11.6	53.4
Unallocated acquisition and integration expenses	(15.8)	(16.0)	(27.8)	(58.5)
Unallocated restructuring and other related charges (c)	(20.2)	—	(32.1)	—
Total operating (loss) income	$(44.7)	$(16.8)	$6.5	$(28.8)

Depreciation and amortization expense:
Premium Fashion (a)	$34.8	$32.8	$69.0	$60.5
Value Fashion	27.0	25.8	53.4	50.8
Plus Fashion	16.7	13.0	32.8	25.8
Kids Fashion	17.8	17.8	35.0	34.8
Total depreciation and amortization expense	$96.3	$89.4	$190.2	$171.9
_______

(a)
The results of the Premium Fashion segment are included within the Company's condensed consolidated results of operations for the three months ended January 23, 2016 from November 1, 2015 to January 30, 2016 and for six months ended January 23, 2016 for the post-acquisition period from August 22, 2015 to January 30, 2016.

(b)
The results of the Premium Fashion segment for the three and six months ended January 23, 2016 include approximately $23 million and $127 million, respectively, of non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(c) Restructuring and other related charges are as follows:

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
	(millions)
Restructuring and other related charges:
Restructuring charges(i):
Premium Fashion	$1.2	$—	$1.2	$—
Value Fashion	2.7	—	5.0	—
Plus Fashion	4.6	—	6.3	—
Kids Fashion	1.4	—	2.1	—
Corporate	2.3	—	5.7	—
Other related charges(ii)	8.0	—	11.8	—
Total restructuring and other related charges	$20.2	$—	$32.1	$—

(i) During Fiscal 2017, the Company recorded severance-related charges from the elimination of positions under the Company's Change for Growth program, as more fully described in Note 7.
(ii)Other related charges consist of professional fees incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program.

15. Additional Financial Information

	Six Months Ended
Cash Interest and Taxes:	January 28, 2017	January 23, 2016
	(millions)
Cash paid for interest	$52.3	$26.7
Cash paid for income taxes	$6.1	$17.2

Non-cash Transactions

In connection with the ANN Acquisition during the six months ended January 23, 2016, as more fully described in Note 4, the Company issued 31.2 million shares of common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. Non-cash investing activities include accrued purchases of fixed assets in the amount of $17.8 million as of January 28, 2017 and $42.4 million as of January 23, 2016.

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

OVERVIEW

Our Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On August 21, 2015, the Company acquired ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands (the "ANN Acquisition"). The results of ANN are represented by our Premium Fashion segment. The Company had annual revenue for the fiscal year ended July 30, 2016 of approximately $7.0 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

General Business Conditions
Our performance is subject to macroeconomic conditions and their impact on levels and patterns of consumer spending. Some of the factors that could negatively impact discretionary consumer spending include general economic conditions, high unemployment, lower wage levels, reductions in net worth, higher energy and other prices, increasing interest rates and low consumer confidence.
In addition, consumer spending habits continue to shift on an accelerated pace towards an increasing preference to purchase merchandise digitally as opposed to in traditional brick-and-mortar retail stores. These factors could have a material negative effect on our business, operational results, financial condition and cash flows.

During our second quarter of Fiscal 2017, the U.S. economy continued to show signs of recovery. However, improved employment and modest wage growth have not translated into higher spending in nondurable goods, as consumer spending continues to shift towards experiences, services, health care and durable goods such as automotive and home improvements. Although retail sales experienced modest growth during the holiday season, brick-and-mortar retailers continued to face intense competition and channel disruption. Consequently, consumer store traffic remained relatively weak and inconsistent during the quarter. Since store sales still comprise a majority of our sales mix, store traffic declines resulted in lower comparable sales which, in turn, led to a more promotional operating environment. We expect negative store traffic trends to continue during the remainder of Fiscal 2017, and as described under the section Change for Growth Program below, we have responded by scaling back overall spending levels and we continue to refine our operating model to ensure we remain competitive in our rapidly evolving sector.

Change for Growth Program
In October 2016, the Company initiated a restructuring plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). The Change for Growth program is expected to (i) refine the Company's operating model to increase its focus on key customer segments, (ii) reduce the time to bring product to market, (iii) reduce working capital requirements, and (iv) enhance the Company's ability to serve customers on any purchasing platform, all while better leveraging the Company's shared service platform.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

During the first quarter of Fiscal 2017, the Company eliminated a number of executive positions and made organizational changes resulting in the creation of the Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion operating segments. The Company's new operating model is designed to allow its operating segments to focus on enhancing customer-facing capabilities while eliminating organization overlap. During the second quarter of Fiscal 2017, the Company announced further consolidation of certain support functions into its shared service group, including Human Resources, Real Estate, Non-Merchandise Procurement, and Asset Protection. The changes are expected to further reduce organizational redundancies and integrate processes within the Company. As a result of these changes, the Company recorded a $32.1 million charge during the six months ended January 28, 2017, including $20.3 million of severance and other related expenses and $11.8 million of professional fees incurred in connection with the identification and implementation of transformation initiatives. During the three months ended January 28, 2017, $20.2 million was expensed in connection with the Change for Growth program.

The Company realized approximately $10 million in cost savings related to the Change for Growth program for the six months ended January 28, 2017 and expects to realize additional cost savings of approximately $35 million for the remainder of Fiscal 2017 and approximately $105 million over Fiscal 2018 and Fiscal 2019, bringing the total expected annual cost savings to $150 million. These savings are expected to be achieved through (i) operating expense reductions in the areas of professional services, travel and facilities management, among others and (ii) further refinement of our operating model to eliminate organization redundancies and increase utilization of our shared services functions. These savings are expected to be realized in our operating segment results generally in proportion to their sales.

The Company expects to incur significant additional charges, and incremental capital expenditures may be required, in future periods as restructuring plans are fully defined and executed. However, certain identified plans are in their preliminary stages as of January, 28, 2017 and additional charges and capital expenditures are not able to be quantified at this time. Actions associated with the Change for Growth program are expected to continue until substantial completion in Fiscal 2019.

See Notes 7 and 14 to the accompanying unaudited condensed consolidated financial statements for additional information on the charges incurred in connection with the Change for Growth program.

Integration of ANN
During Fiscal 2017, the Company (i) completed the integration of our Premium Fashion segment’s ecommerce fulfillment into our Greencastle facility, (ii) negotiated favorable contracts with vendors and (iii) realized cost reductions from sourcing merchandise through third-party buying agents. As a result of these initiatives, the Company has realized cost savings of approximately $50 million for the six months ended January 28, 2017, with approximately $30 million in freight and product cost savings related to the Company's ongoing supply chain integration and cost of goods sold initiative at the Premium Fashion segment, approximately $5 million in Buying, distribution and occupancy synergies related to the consolidation of the Premium Fashion segment brands into the Company's ecommerce fulfillment center and approximately $15 million in Selling, general and administrative synergies primarily related to the elimination of overlapping leadership and non-merchandise procurement savings. We expect to realize additional synergies of approximately $45 million during the remainder of Fiscal 2017 and approximately $75 million in Fiscal 2018, bringing the total annual synergies and cost savings, including amounts achieved in Fiscal 2016, to approximately $235 million.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Summary of Financial Performance

Second Quarter Summary and Key Developments
Operating highlights for the second quarter are as follows:

•	Comparable sales decreased by 4% and were down at all four segments primarily due to declines in store traffic;

•
Gross margin, in terms of dollars, decreased primarily as a result of the decrease in comparable sales. Gross margin rate increased by 150 basis points to 54.1% from 52.6% in the year-ago period, mainly due to an approximately $23 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value in the year-ago period in our Premium Fashion segment;

•
Operating loss was $44.7 million compared to an operating loss of $16.8 million in the year-ago period mainly due to operational declines resulting from the comparable sales decreases, offset in part by ANN Acquisition synergies and savings associated with the Change for Growth transformation program; and

•	Net loss per diluted share was $0.18, compared to net loss per diluted share of $0.12 in the year-ago period.
Liquidity highlights for the six month period ended January 28, 2017 are as follows:

•	Cash provided by operations was $215.0 million compared to $161.2 million in the year-ago period;

•	Capital expenditures were $155.1 million compared to $173.2 million in the year-ago period, which also had cash usage of $1.495 billion, net of cash acquired, for the ANN Acquisition; and

•	Term loan repayments totaled $122.5 million.

Transactions Affecting Comparability of Results of Operations and Financial Condition
The comparability of the Company's operational results for the periods presented herein has been affected by certain transactions. A summary of the effect of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
	(millions)
Acquisition and integration expenses (a)	$(15.8)	$(16.0)	$(27.8)	$(58.5)
Restructuring and other related charges (b)	(20.2)	—	(32.1)	—
Non-cash inventory expense associated with the purchase accounting write-up of ANN's inventory to fair market value	—	(22.7)	—	(126.9)

(a) Fiscal 2017 primarily represented settlement charges and professional fees related to a pension plan acquired in the ANN Acquisition and severance and retention costs associated with the post-acquisition integration of ANN's operations. Fiscal 2016 primarily represented costs related to the acquisition and integration of ANN.
(b) Fiscal 2017 primarily represented severance and other related expenses and professional fees incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended January 28, 2017 compared to Three Months Ended January 23, 2016

The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	January 28, 2017	January 23, 2016	$ Change	% Change
	(millions, except per share data)
Net sales	$1,748.2	$1,841.8	$(93.6)	(5.1)%

Cost of goods sold	(802.4)	(873.8)	71.4	8.2%
Cost of goods sold as % of net sales	45.9%	47.4%
Gross margin	945.8	968.0	(22.2)	(2.3)%
Gross margin as % of net sales	54.1%	52.6%
Other operating expenses:
Buying, distribution and occupancy expenses	(320.1)	(329.9)	9.8	3.0%
BD&O expenses as % of net sales	18.3%	17.9%
Selling, general and administrative expenses	(538.1)	(549.5)	11.4	2.1%
SG&A expenses as % of net sales	30.8%	29.8%
Acquisition and integration expenses	(15.8)	(16.0)	0.2	1.3%
Restructuring and other related charges	(20.2)	—	(20.2)	NM
Depreciation and amortization expense	(96.3)	(89.4)	(6.9)	(7.7)%
Total other operating expenses	(990.5)	(984.8)	(5.7)	(0.6)%
Operating loss	(44.7)	(16.8)	(27.9)	NM
Operating loss as % of net sales	(2.6)%	(0.9)%
Interest expense	(25.0)	(27.8)	2.8	10.1%
Interest income and other income (expense), net	0.4	(0.8)	1.2	NM
Gain on extinguishment of debt	—	0.8	(0.8)	NM
Loss before benefit for income taxes	(69.3)	(44.6)	(24.7)	(55.4)%
Benefit for income taxes	34.1	22.0	12.1	55.0%
Effective tax rate (a)	49.2%	49.3%
Net loss	$(35.2)	$(22.6)	$(12.6)	(55.8)%

Net loss per common share:
Basic	$(0.18)	$(0.12)	$(0.06)	(50.0)%
Diluted	$(0.18)	$(0.12)	$(0.06)	(50.0)%
_______
(a) Effective tax rate is calculated by dividing the Benefit for income taxes by Loss before benefit for income taxes.
(NM) Not meaningful.

Net Sales. Total Company net sales decreased by $93.6 million, or 5.1%, to $1.748 billion for the three months ended January 28, 2017 from $1.842 billion in the year-ago period. Net sales were down across all of our operating segments caused primarily by a 4% comparable sales decline that resulted from reduced store traffic; non-comparable sales decreased by $17.7 million, or 27%, to $47.3 million from $65.0 million as discussed on a segment basis below; and wholesale, licensing and other revenues decreased by $4.2 million, or 7%, to $55.5 million from $59.7 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Three Months Ended
	January 28, 2017	January 23, 2016	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$608.2	$637.5	$(29.3)	(4.6)%
Value Fashion	481.6	513.2	(31.6)	(6.2)%
Plus Fashion	347.3	363.6	(16.3)	(4.5)%
Kids Fashion	311.1	327.5	(16.4)	(5.0)%
Total net sales	$1,748.2	$1,841.8	$(93.6)	(5.1)%

Comparable sales (a)				(4)%
_______
(a) Comparable sales represent combined store comparable sales and ecommerce sales. Store comparable sales generally refers to the growth of sales in only stores open in the current period and comparative calendar period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Ecommerce sales refer to growth of sales from the Company's ecommerce channel in the current period and comparative calendar period in the prior year. Due to customer cross-channel behavior, the Company reports a single, consolidated comparable sales metric, inclusive of store and ecommerce channels.

Premium Fashion net sales performance primarily reflected:

•	a decrease of 9% in comparable sales at Ann Taylor and a decrease of 2% in comparable sales at LOFT during the three months ended January 28, 2017; and

•	18 net store closures at Ann Taylor and 3 net store closures at LOFT in the last twelve months.

Value Fashion net sales performance primarily reflected:

•	a decrease of $21.0 million, or 8%, in comparable sales at maurices and a decrease of $6.9 million, or 3%, in comparable sales at dressbarn during the three months ended January 28, 2017;

•
an increase of $3.4 million in non-comparable sales due to 36 net store openings at maurices in the last twelve months and a decrease of $7.8 million due to 26 net store closures at dressbarn in the last twelve months; and

•	an increase of $0.7 million in other revenues.

Plus Fashion net sales performance primarily reflected:

•
a decrease of $12.1 million, or 5%, in comparable sales at Lane Bryant and a decrease of $0.2 million, or essentially flat comparable sales at Catherines during the three months ended January 28, 2017;

•
essentially flat non-comparable sales at Lane Bryant due to the timing of its 7 net store openings in the last twelve months and a decrease of $2.8 million in non-comparable sales due to 7 net store closures at Catherines in the last twelve months; and

•	a decrease of $1.2 million in other revenues.

Kids Fashion net sales performance primarily reflected:

•	a decrease of $3.3 million, or 1%, in comparable sales at Justice during the three months ended January 28, 2017;

•	a decrease of $8.1 million in non-comparable sales caused by 29 net store closures in the last twelve months; and

•	a decrease of $5.0 million in wholesale, licensing operations and other revenues.

Gross Margin. Gross margin, in terms of dollars decreased primarily as a result of the decrease in comparable sales. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 150 basis points from the year-ago period to 54.1% for the three months ended January 28, 2017. The increase was mainly due

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

to an approximately $23 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value recorded during the second quarter of Fiscal 2016 in our Premium Fashion segment. Excluding the prior year impact of the inventory amortization, gross margin rate increased by 30 basis points to 54.1% from 53.8%, primarily due to improved performance at our Premium Fashion and Plus Fashion segments, offset in part by the impact of higher markdown levels at our Value Fashion and Kids Fashion segments. On a consolidated basis, gross margin benefited from the realization of approximately $20 million in combined deal synergies and cost savings related to the Company's ongoing supply chain integration and the cost of goods sold initiative at its Premium Fashion segment.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin performance reflected significant gross margin rate improvement at both Ann Taylor and LOFT. Both brands benefited from tighter inventory control, realization of synergies related to the Company's ongoing supply chain integration, and the segment's cost of goods sold initiative.

•
Value Fashion gross margin performance reflected a decline in gross margin rate at maurices caused by a higher level of promotional selling, offset in part by rate improvement at dressbarn, mainly due to the benefit of increased mix of internally sourced product.

•	Plus Fashion gross margin performance reflected significant gross margin rate improvement at Lane Bryant mainly due to tighter inventory control and more targeted promotional strategies.

•
Kids Fashion gross margin rate performance declined as a result of a higher level of promotional selling to address soft performance of its more casual apparel assortment. Gross margin also declined due to additional shipping costs related to increased omni-channel ship-to-home transactions that were fulfilled by our stores. The omni-channel platform has been live for roughly six months at Justice, and we expect to address increased shipping costs in future periods through refined omni-channel platform logic.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $9.8 million, or 3.0%, to $320.1 million for the three months ended January 28, 2017 from $329.9 million in the year-ago period. The decrease in BD&O expenses was primarily due to lower occupancy expenses resulting from ongoing fleet optimization, lower performance-based compensation and approximately $1 million in synergies related to the ANN Acquisition, associated with the consolidation of the Premium Fashion segment brands into the Company's ecommerce fulfillment center. BD&O expenses as a percentage of net sales increased by 40 basis points to 18.3% for the three months ended January 28, 2017 from 17.9% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

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

SG&A expenses decreased by $11.4 million, or 2.1%, to $538.1 million for the three months ended January 28, 2017 from $549.5 million in the year-ago period. The decrease in SG&A expenses was primarily due to lower store variable expenses associated with the decrease in sales volume, operating expense reductions, lower performance-based compensation and approximately $15 million in synergies and transformation initiatives, primarily due to the elimination of overlapping leadership and non-merchandise procurement savings. These factors were offset in part by inflationary increases. SG&A expenses as a percentage of net sales increased by 100 basis points to 30.8% for the three months ended January 28, 2017 from 29.8% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

Depreciation and Amortization Expense increased by $6.9 million, or 7.7%, to $96.3 million for the three months ended January 28, 2017 from $89.4 million in the year-ago period. The increase was primarily due to the Company's ecommerce platform investment.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating Loss. Operating loss increased by $27.9 million to $44.7 million for the three months ended January 28, 2017 from $16.8 million in the year-ago period primarily due to the operating results discussed on a segment basis below. The operating loss also reflected a $20.2 million increase in Restructuring and other related charges, which was mostly offset by lower non-cash purchase accounting expenses of approximately $18 million recorded by our Premium Fashion segment.

Operating results for our four operating segments are presented below:

	Three Months Ended
	January 28, 2017	January 23, 2016	$ Change	% Change
	(millions)
Operating income (loss):
Premium Fashion	$22.7	$(5.8)	$28.5	NM
Value Fashion	(19.8)	(1.3)	(18.5)	NM
Plus Fashion	(10.0)	(6.9)	(3.1)	(44.9)%
Kids Fashion	(1.6)	13.2	(14.8)	NM
Unallocated acquisition and integration expenses	(15.8)	(16.0)	0.2	1.3%
Unallocated restructuring and other related charges	(20.2)	—	(20.2)	NM
Total operating loss	$(44.7)	$(16.8)	$(27.9)	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results improved by $28.5 million as a result of lower non-cash purchase accounting expenses of approximately $18 million due primarily to the write-up of inventory to fair market value recorded in the year-ago period. Operating results also improved as a result of increased gross margin rate and decreased operating expenses, which more than offset the impact of a decrease in comparable sales. Operating expense reductions were driven by lower performance-based compensation, synergies savings associated with the transition into the Company's ecommerce fulfillment center, and lower occupancy expenses resulting from ongoing fleet optimization, which were partially offset by inflationary increases.
Value Fashion operating results decreased by $18.5 million, primarily as a result of the decrease in comparable sales and lower gross margin rates, both discussed above, offset in part by lower operating expenses. The decrease in operating expenses resulted primarily from lower performance-related compensation and lower store variable expenses resulting from the decrease in sales volume.
Plus Fashion operating results decreased by $3.1 million, with significant improvement in gross margin rate and decreases in operating expenses mostly offsetting the impact of a decrease in comparable sales. The decrease in operating expenses was mainly due to lower occupancy expenses resulting from ongoing fleet optimization and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Kids Fashion operating results decreased by $14.8 million primarily due to the decline in gross margin rate and a decrease in comparable sales, both discussed above, offset in part by a decrease in operating expenses. The decrease in operating expenses was mainly as a result of lower occupancy expenses resulting from ongoing fleet optimization and lower performance-based compensation.

Unallocated Acquisition and Integration Expenses of $15.8 million for the three months ended January 28, 2017 included $4.1 million of settlement charges and professional fees related to termination of the pension plan acquired in the ANN Acquisition, $8.2 million of severance and retention costs and $3.5 million of other costs associated with the post-acquisition integration of ANN's operations. The $16.0 million in the year-ago period represents costs related to the ANN Acquisition consisting of $10.9 million of severance and retention-related expenses and $5.1 million of integration costs to combine the operations and infrastructure of the ANN business into the Company's.

Unallocated Restructuring and Other Related Charges of $20.2 million for the three months ended January 28, 2017 included $12.2 million of severance and other related expenses and $8.0 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Interest Expense decreased by $2.8 million, or 10.1%, to $25.0 million for the three months ended January 28, 2017 from $27.8 million in the year-ago period. The decrease was mainly the result of the principal redemptions and repayments of the term loan.

Gain on Extinguishment of Debt. During the year-ago period, the Company repurchased $65.0 million of the outstanding principal balance of the term loan at an aggregate cost of $61.6 million through open market transactions, resulting in a $0.8 million pre-tax gain, net of the proportional write-off of unamortized original discount and debt issuance costs of $2.6 million.

Benefit for Income Taxes represents federal, foreign, state and local income taxes. The Company records income taxes based on the estimated effective tax rate for the year. Income tax benefit increased by $12.1 million, to $34.1 million for the three months ended January 28, 2017 from $22.0 million in the year-ago period as the Company had a higher pre-tax loss in the current period. The effective tax rate was 49.2% for the three months ended January 28, 2017 and the effective tax rate was 49.3% in the year-ago period. The expected annual tax rate for the second quarter of Fiscal 2017 and the year-ago period is higher than the statutory federal and state tax rate primarily due to the impact of permanent items on a relatively low level of pretax income and the impact of the earnings mix on the overall state effective rate.

Net Loss increased by $12.6 million to $35.2 million for the three months ended January 28, 2017 from $22.6 million in the year-ago period. The increase in net loss was primarily due to the higher operating loss, offset in part by the higher income tax benefit, as discussed above.

Net Loss per Diluted Common Share increased by $0.06 to $0.18 per share for the three months ended January 28, 2017 from $0.12 per share in the year-ago period, primarily as a result of the higher net loss, as discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Six Months Ended January 28, 2017 compared to Six Months Ended January 23, 2016

The following table summarizes operating results for certain financial statement line items:

	Six Months Ended
	January 28, 2017	January 23, 2016	$ Change	% Change
	(millions, except per share data)
Net sales	$3,426.6	$3,513.8	$(87.2)	(2.5)%

Cost of goods sold	(1,466.8)	(1,643.1)	176.3	10.7%
Cost of goods sold as % of net sales	42.8%	46.8%
Gross margin	1,959.8	1,870.7	89.1	4.8%
Gross margin as % of net sales	57.2%	53.2%
Other operating expenses:
Buying, distribution and occupancy expenses	(640.7)	(632.9)	(7.8)	(1.2)%
BD&O expenses as % of net sales	18.7%	18.0%
Selling, general and administrative expenses	(1,062.5)	(1,036.2)	(26.3)	(2.5)%
SG&A expenses as % of net sales	31.0%	29.5%
Acquisition and integration expenses	(27.8)	(58.5)	30.7	52.5%
Restructuring and other related charges	(32.1)	—	(32.1)	NM
Depreciation and amortization expense	(190.2)	(171.9)	(18.3)	(10.6)%
Total other operating expenses	(1,953.3)	(1,899.5)	(53.8)	(2.8)%
Operating income (loss)	6.5	(28.8)	35.3	NM
Operating income (loss) as % of net sales	0.2%	(0.8)%
Interest expense	(50.3)	(48.3)	(2.0)	(4.1)%
Interest income and other income (expense), net	0.3	(0.2)	0.5	NM
Gain on extinguishment of debt	—	0.8	(0.8)	NM
Loss before benefit for income taxes	(43.5)	(76.5)	33.0	43.1%
Benefit for income taxes	22.7	35.8	(13.1)	(36.6)%
Effective tax rate (b)	52.2%	46.8%
Net loss	$(20.8)	$(40.7)	$19.9	48.9%

Net loss per common share:
Basic	$(0.11)	$(0.21)	$0.10	47.6%
Diluted	$(0.11)	$(0.21)	$0.10	47.6%
_______
(a) For our Premium Fashion segment, the Fiscal 2017 period reflected a 26-week period and the Fiscal 2016 period reflected the 23-week post-acquisition period.
(b) Effective tax rate is calculated by dividing the Benefit for income taxes by the Loss before benefit for income taxes.
(NM) Not meaningful.

Net Sales. Total Company net sales decreased by $87.2 million, or 2.5%, to $3.427 billion for the six months ended January 28, 2017 from $3.514 billion in the year-ago period. Net sales for the Premium Fashion segment increased by $48.7 million primarily as the six-month period in Fiscal 2017 reflected a 26-week period whereas the year-ago period reflected the 23-week post-acquisition period, which was offset in part by a comparable sales decrease of 5%. Net sales were down across all of our other operating segments caused primarily by a 4% comparable sales decline that resulted from reduced store traffic; non-comparable sales decreased by $33.3 million, or 33.1%, to $67.4 million from $100.7 million as discussed on a segment basis below; and wholesale, licensing and other revenues decreased by $10.2 million, or 12.3%, to $72.7 million from $82.9 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Six Months Ended
	January 28, 2017	January 23, 2016	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$1,187.4	$1,138.7	$48.7	4.3%
Value Fashion	985.7	1,043.3	(57.6)	(5.5)%
Plus Fashion	665.0	698.9	(33.9)	(4.9)%
Kids Fashion	588.5	632.9	(44.4)	(7.0)%
Total net sales	$3,426.6	$3,513.8	$(87.2)	(2.5)%

Comparable sales (a)				(5)%
_______
(a) Comparable sales represent combined store comparable sales and ecommerce sales. Store comparable sales generally refers to the growth of sales in only stores open in the current period and comparative calendar period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Ecommerce sales refer to growth of sales from the Company's ecommerce channel in the current period and comparative calendar period in the prior year. Due to customer cross-channel behavior, the Company reports a single, consolidated comparable sales metric, inclusive of store and ecommerce channels.

Premium Fashion net sales performance primarily reflected:

•	a 26-week period in the first quarter of Fiscal 2017 compared to the 23-week post-acquisition period in the first quarter of Fiscal 2016;

•	a decrease of 10% in comparable sales at Ann Taylor and a decrease of 3% in comparable sales at LOFT; and

•	18 net store closures at Ann Taylor and 3 net store closures at LOFT in the last twelve months.

Value Fashion net sales performance primarily reflected:

•	a decrease of $38.1 million, or 7%, in comparable sales at maurices and a decrease of $18.9 million, or 4%, in comparable sales at dressbarn during the six months ended January 28, 2017;

•
an increase of $12.0 million in non-comparable sales due to 36 net store openings at maurices in the last twelve months and a decrease of $11.5 million due to 26 net store closures at dressbarn in the last twelve months; and

•	a decrease of $1.1 million in other revenues.

Plus Fashion net sales performance primarily reflected:

•	a decrease of $21.7 million, or 4%, in comparable sales at Lane Bryant and a decrease of $7.4 million, or 5%, in comparable sales at Catherines during the six months ended January 28, 2017;

•
a decrease of $0.5 million in non-comparable sales at Lane Bryant due to the timing of its 7 net store openings in the last twelve months and a decrease of $2.1 million in non-comparable sales due to 7 net store closures at Catherines in the last twelve months; and

•	a decrease of $2.2 million in other revenues.

Kids Fashion net sales performance primarily reflected:

•	a decrease of $6.3 million, or 1%, in comparable sales at Justice during the six months ended January 28, 2017;

•
a decrease of $31.2 million in non-comparable sales caused by 29 net store closures in the last twelve months as well as the shift of a peak back to school week from the first week of the fiscal year to the last week of the fiscal year due to the 53rd week recognized at the end of Fiscal 2016; and

•	a decrease of $6.9 million in wholesale, licensing operations and other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Gross Margin. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 400 basis points from the year-ago period to 57.2% for the six months ended January 28, 2017. The increase was mainly due to an approximate $127 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value recorded during the six months ended January 23, 2016 in our Premium Fashion segment. Excluding the prior year impact of the inventory amortization, gross margin rate increased by 30 basis points to 57.2% from 56.9%, primarily due to improved performance at our Premium Fashion and Plus Fashion segments, offset in part by the impact of higher markdown levels at our Value Fashion and Kids Fashion segments. On a consolidated basis, gross margin benefited from the realization of approximately $30 million in combined deal synergies and cost savings related to the Company's ongoing supply chain integration and the cost of goods sold initiative at its Premium Fashion segment.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin performance reflected significant gross margin rate improvement at both Ann Taylor and LOFT. Both brands benefited from tighter inventory control, realization of synergies related to the Company's ongoing supply chain integration, and the segment's cost of goods sold initiative.

•
Value Fashion gross margin performance primarily reflected a decline in gross profit margin rate at maurices caused by a higher level of promotional selling, offset in part by a rate improvement at dressbarn, mainly due to the benefit of increased mix of internally sourced product.

•	Plus Fashion gross margin performance reflected gross margin rate improvement at both Lane Bryant and Catherines, mainly due to tighter inventory control and more targeted promotional strategies.

•
Kids Fashion gross margin rate performance declined as a result of a higher level of promotional selling to address soft performance of its more casual apparel assortment. Gross margin also declined due to additional shipping costs related to increased omni-channel ship-to-home transactions that were fulfilled by our stores. The omni-channel platform has been live for roughly six months at Justice, and we expect to address increased shipping costs in future periods through refined omni-channel platform logic.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses increased by $7.8 million, or 1.2%, to $640.7 million for the six months ended January 28, 2017 from $632.9 million in the year-ago period. BD&O expenses for the Premium Fashion segment increased by $19.2 million primarily as the results reflected a 26-week period in Fiscal 2017 compared to the 23-week post-acquisition period in Fiscal 2016. For our other segments, BD&O expenses decreased by $11.4 million primarily due to lower occupancy expenses resulting from ongoing fleet optimization and lower performance-based compensation. On a consolidated basis, BD&O expenses also included approximately $5 million in synergies related to the ANN Acquisition, associated with the consolidation of the Premium Fashion segment brands into the Company's ecommerce fulfillment center. BD&O expenses as a percentage of net sales increased by 70 basis points to 18.7% for the six months ended January 28, 2017 from 18.0% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

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

SG&A expenses increased by $26.3 million, or 2.5%, to $1.063 billion for the six months ended January 28, 2017 from $1.036 billion in the year-ago period. SG&A expenses for the Premium Fashion segment increased by $37.5 million primarily as the results reflected a 26-week period in Fiscal 2017 compared to the 23-week post-acquisition period in Fiscal 2016. For our other segments, SG&A expenses decreased by $11.2 million primarily due to lower store variable expenses associated with the decrease in sales volume, operating expense reductions and a decrease in administrative payroll costs mainly associated with the Change for Growth program, and lower performance-based compensation. On a consolidated basis, SG&A expenses also included

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

approximately $25 million in synergies and transformation initiatives, primarily due to the elimination of overlapping leadership and non-merchandise procurement savings, which were offset in part by inflationary increases. SG&A expenses as a percentage of net sales increased by 150 basis points to 31.0% for the six months ended January 28, 2017 from 29.5% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

Depreciation and Amortization Expense increased by $18.3 million, or 10.6%, to $190.2 million for the six months ended January 28, 2017 from $171.9 million in the year-ago period. Depreciation and amortization expense for the Premium Fashion segment increased by $8.5 million primarily as the results reflected a 26-week period in Fiscal 2017 compared to the 23-week post-acquisition period in Fiscal 2016. For our other segments, depreciation and amortization expense increased by $9.8 million primarily due to the Company's ecommerce platform investment.

Operating Income (Loss). Operating results increased by $35.3 million to operating income of $6.5 million for the six months ended January 28, 2017 from an operating loss of $28.8 million in the year-ago period primarily due to lower non-cash purchase accounting expenses of approximately $120 million recorded by our Premium Fashion segment, offset in part by the operating results discussed on a segment basis below.

Operating results for our four operating segments are presented below:

	Six Months Ended
	January 28, 2017	January 23, 2016	$ Change	% Change
	(millions)
Operating income (loss):
Premium Fashion	$66.3	$(53.9)	$120.2	NM
Value Fashion	(7.7)	33.7	(41.4)	NM
Plus Fashion	(3.8)	(3.5)	(0.3)	(8.6)%
Kids Fashion	11.6	53.4	(41.8)	(78.3)%
Unallocated acquisition and integration expenses	(27.8)	(58.5)	30.7	52.5%
Unallocated restructuring and other related charges	(32.1)	—	(32.1)	NM
Total operating income (loss)	$6.5	$(28.8)	$35.3	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results improved by $120.2 million as a result of lower non-cash purchase accounting expenses of approximately $120 million due primarily to the write-up of inventory to fair market value recorded in the year-ago period. The operating results for the six months ended January 28, 2017 reflected a 26-week period and the six months ended January 23, 2016 reflected the 23-week post-acquisition period. In addition, the operating results for the six months ended January 28, 2017 reflected a decrease in comparable sales, partially offset by a significant improvement in gross margin rate, both discussed above. Operating expenses for the six months ended January 28, 2017 reflected lower performance-based compensation, synergies savings associated with the transition into the Company's ecommerce fulfillment center, and lower occupancy expenses resulting from ongoing fleet optimization, which were partially offset by inflationary increases.
Value Fashion operating results decreased by $41.4 million, primarily as a result of the decrease in comparable sales and lower gross margin rates, both discussed above, offset in part by lower operating expenses. The decrease in operating expenses resulted primarily from lower performance-based compensation, lower store variable expenses resulting from the decrease in sales volume, and a decrease in administrative payroll costs mainly associated with the Change for Growth program, partially offset by incremental marketing investments.
Plus Fashion operating results decreased by $0.3 million, as an increase in gross margin rate and decreases operating expense essentially offset the impact of a decrease in comparable sales, as discussed above. The decrease in operating expenses was mainly due to lower occupancy expenses resulting from ongoing fleet optimization, reduced marketing expenses, and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Kids Fashion operating results decreased by $41.8 million primarily due to the decline in gross margin rate, the decrease in comparable sales, and the shift of the peak back-to-school week, discussed above, offset in part by a decrease in operating expenses.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

The shift of the peak back-to-school week negatively impacted results by approximately $10 million. The decrease in operating expenses was mainly a result of lower occupancy expenses relating to ongoing fleet optimization and lower performance-based compensation.

Unallocated Acquisition and Integration Expenses of $27.8 million for the six months ended January 28, 2017 included $8.0 million of settlement charges and professional fees related to termination of the pension plan acquired in the ANN Acquisition, $10.5 million of severance and retention costs and $9.3 million of other costs associated with the post-acquisition integration of ANN's operations. The $58.5 million in the year-ago period represents costs related to the ANN Acquisition consisting of $20.5 million of legal, consulting and investment-banking related transaction costs, $30.7 million of severance and retention-related expenses and $7.3 million of integration costs to combine the operations and infrastructure of the ANN business into the Company's.

Unallocated Restructuring and Other Related Charges of $32.1 million for the six months ended January 28, 2017 included $20.3 million of severance and other related expenses and $11.8 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program.

Interest Expense increased by $2.0 million, or 4.1%, to $50.3 million for the six months ended January 28, 2017 from $48.3 million in the year-ago period. The increase was mainly the result of an additional three weeks of interest expense on the term loan for the six months ended January 28, 2017 due to the timing of the ANN Acquisition, offset in part by the impact of the principal redemptions and repayments of the term loan.

Gain on Extinguishment of Debt. During the year-ago period, the Company repurchased $65.0 million of the outstanding principal balance of the term loan at an aggregate cost of $61.6 million through open market transactions, resulting in a $0.8 million pre-tax gain, net of the proportional write-off of unamortized original discount and debt issuance costs of $2.6 million.

Benefit for Income Taxes represents federal, foreign, state and local income taxes. The Company records income taxes based on the estimated effective tax rate for the year. Income tax benefit decreased by $13.1 million, to $22.7 million for the six months ended January 28, 2017 from $35.8 million in the year-ago period as the Company had a lower pre-tax loss in the current period. The effective tax rate was 52.2% for the six months ended January 28, 2017 and the effective tax rate was 46.8% in the year-ago period. The expected annual tax rate for Fiscal 2017 and the year-ago period is higher than the statutory federal and state tax rate primarily due to the impact of permanent items on a relatively low level of pretax income and the impact of the earnings mix on the overall state effective rate.

Net Loss decreased by $19.9 million to $20.8 million for the six months ended January 28, 2017 from $40.7 million in the year-ago period. The decrease was primarily due to the change in operating results, offset in part by a lower income tax benefit, as discussed above.

Net Loss per Diluted Common Share decreased by $0.10 to $0.11 per share for the six months ended January 28, 2017 from $0.21 per share in the year-ago period, primarily as a result of a decrease in net loss, as discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Six Months Ended
	January 28, 2017	January 23, 2016
	(millions)
Net cash provided by operating activities	$215.0	$161.2
Net cash used in investing activities	(165.6)	(1,642.2)
Net cash (used in) provided by financing activities	(121.7)	1,534.2
Net (decrease) increase in cash and cash equivalents	$(72.3)	$53.2

Net cash provided by operating activities. Net cash provided by operations was $215.0 million for the six months ended January 28, 2017, compared to net cash provided by operations of $161.2 million in the year-ago period. Cash provided by operations was higher during Fiscal 2017 as there were certain non-recurring payments made during the year-ago period, including an escrow payment of approximately $51 million for the proposed Justice pricing litigation settlement, payment of approximately $44 million to a former Justice executive and payment of approximately $70 million in employee-related obligations assumed in the ANN Acquisition. These items were partially offset by lower net income before non-cash expenses such as depreciation and amortization expense and the amortization of the acquisition-related inventory write-up as well as timing differences of other working capital payments in the current period.

Net cash used in investing activities. Net cash used in investing activities for the six months ended January 28, 2017 was $165.6 million, consisting primarily of capital expenditures of $155.1 million and the purchase of an intangible asset of $11.3 million. Net cash used in investing activities in the year-ago period was $1.642 billion, consisting primarily of $1.495 billion of cash paid in the ANN Acquisition and $173.2 million of capital expenditures, offset in part by $25.6 million of net proceeds from the sale of investments.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $121.7 million for the six months ended January 28, 2017, consisting primarily of $122.5 million of principal repayments of our term loan debt. Net cash provided by financing activities in the year-ago period was $1.534 billion, consisting primarily of $1.8 billion of borrowing under our term loan and $8.8 million of proceeds relating to our stock-based compensation plans, offset in part by net repayments of debt under our amended revolving credit agreement of $116.0 million, $61.6 million of redemptions of our term loan debt and $42.4 million of payments made for deferred financing costs related to the borrowing arrangements entered into as a result of the ANN Acquisition.

Capital Spending

Capital expenditures during the six months ended January 28, 2017 were $155.1 million, which included both routine spending in connection with our retail store network, construction and renovation of our existing portfolio of retail stores as well as spending for non-routine capital investments including our omni-channel platform, fit-out of our Riverside, California distribution center and integration activity related to the ANN Acquisition. For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2016 10-K.

The Company continually assesses its capital forecast and priority of projects. During the first quarter of Fiscal 2017, the Company lowered its full year outlook of planned store openings and, as a result, lowered its full year capital spending outlook for Fiscal 2017 to a range of $235 million to $260 million. Our capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, remaining availability under our Amended Revolving Credit Agreement (as defined below) after taking into account outstanding borrowings, letters of credit and the collateral limitation and available cash and cash equivalents. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, any future dividend requirements, investment in technological and supply chain infrastructure, acquisitions, debt servicing requirements, stock repurchases, contingent liabilities (including uncertain tax positions), and other corporate activities. Management believes that our existing sources of liquidity will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As of January 28, 2017, the Company had Cash and cash equivalents of $299.5 million. Approximately $228 million, or 76%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% and 20% of any such cash repatriated. A U.S. tax liability has been previously provided for in the provision for income taxes for the portion that is not permanently reinvested and is currently classified within Deferred income taxes on the accompanying unaudited condensed consolidated balance sheets. We continue to assess options for use of our overseas cash and cash equivalents.

As of January 28, 2017, we had no borrowings outstanding under the Amended Revolving Credit Agreement. After taking into account the $25.1 million in outstanding letters of credit, the Company had $404.6 million of availability under the Amended Revolving Credit Agreement.

Debt

For a detailed description of the terms and restrictions under the amended revolving credit agreement ("Amended Revolving Credit Agreement") and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 8 to the accompanying unaudited condensed consolidated financial statements.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. Upon the closing of the Amended Revolving Credit Agreement, there were seven financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Amended Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future. The Company was in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of January 28, 2017. The Company believes the Amended Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future.

Term Loan

For the six months ended January 28, 2017, the Company repaid a total of $122.5 million, which was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment until May 2018. We may from time to time seek to repay or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

The Company expects to incur cash interest expense of approximately $42 million on the Term Loan during the remainder of Fiscal 2017 based on the outstanding balance and interest rates in effect as of January 28, 2017. Such interest and principal payments are expected to be funded with our cash flows from operations.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Common Stock Repurchase Program

There were no purchases of common stock by the Company during the six months ended January 28, 2017 under its repurchase program. For a complete description of the Company's 2016 Stock Repurchase Program, see Note 10 to the accompanying unaudited condensed consolidated financial statements.

We may from time to time continue to repurchase additional shares depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt agreements, among other factors.

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations as of January 28, 2017 and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its Amended Revolving Credit Agreement.

	Payments Due by Period
Contractual Obligations	Remainder of Fiscal 2017	Fiscal 2018- 2019	Fiscal 2020- 2021	Fiscal 2022 and Thereafter	Total
	(millions)
Long-term debt	$—	$111.5	$180.0	$1,305.0	$1,596.5
Interest payments on long-term debt	42.4	165.6	147.8	71.7	427.5
Total	$42.4	$277.1	$327.8	$1,376.7	$2,024.0

The following is a description of the Company's material, firmly committed contractual obligations as of January 28, 2017:

•	Long-term debt represents contractual payments of outstanding borrowings under our borrowing agreements as of January 28, 2017.

•
Interest payments on long-term debt represent interest payments related to our borrowing agreements. Interest payments on our Amended Revolving Credit Agreement, if any, were calculated based on the outstanding balance and the interest rates in effect as of January 28, 2017, as if the borrowings remain outstanding until mandatory repayment is required at expiration in August 2020. Interest payments on our Term Loan were calculated based on the interest rates in effect as of January 28, 2017 and the estimated outstanding balance, giving effect to the contractual payments in future periods.

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
The impairment assessment of goodwill and other indefinite-lived intangible assets is performed at the level of each brand, which constitutes an individual reporting unit. During the fourth quarter of Fiscal 2016, the Company performed its annual impairment

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

assessment (the "Fiscal 2016 Valuation"). As disclosed in our Fiscal 2016 10-K, the Company had goodwill of $1,279.3 million, of which $733.9 million related to ANN, $169.4 million related to Justice, $126.0 million related to Lane Bryant, $200.7 million related to maurices and $49.3 million related to Catherines. While the results of that assessment indicated the fair values of Justice, maurices and Catherines all significantly exceeded their respective book values, the fair value of the Company's ANN and Lane Bryant reporting units exceeded their book value by less than 20% and are discussed in more detail below.
In the Fiscal 2016 Valuation, the fair value of ANN exceeded its book value by 12% and the fair value of Lane Bryant exceeded its book value by 16%. For the six months ended January 28, 2017, both ANN and Lane Bryant have performed in line with the cash flow projections supporting the Fiscal 2016 Valuation as the shortfall in operating cash flows was principally offset by a decrease in capital expenditures.
Several factors could impact the reporting units' ability to achieve the future cash flows contemplated in the Fiscal 2016 Valuation including, but not limited to: (i) achieving comparable sales and profitability assumptions, (ii) successful implementation of the reporting unit's marketing and merchandising strategies, (iii) optimization of store fleet productivity and (iv) the continued identification and successful implementation of cost-reduction and growth initiatives. Given the relatively small excess of fair value over carrying value as of the Fiscal 2016 Valuation, declines in the long-term growth and profitability trends or market multiples from those that were expected in the Fiscal 2016 Valuation may result in an impairment of the reporting unit's goodwill in future periods to the extent the carrying value of the reporting unit exceeds its estimated fair value. Such charges may be material. The Company will continue to monitor macroeconomic conditions, industry and market trends and entity-specific risks and evaluate their impact on the valuation of its reporting units.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of January 28, 2017. There has been no change in the Company’s internal control over financial reporting during the quarter ended January 28, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 13 to the accompanying unaudited condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2016 10-K. There have been no material changes during the quarter ended January 28, 2017 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2016 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended January 28, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (October 30, 2016 – November 26, 2016)	—	$—	—	$ 181 million
Month # 2 (November 27, 2016 – December 31, 2016)	—	$—	—	$ 181 million
Month # 3 (January 1, 2017 – January 28, 2017)	—	$—	—	$ 181 million
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

ASCENA RETAIL GROUP, INC.

Date: March 6, 2017	BY: /s/ David Jaffe
David Jaffe, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2017	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)