Form 10-Q
period 2017-04-29
Ascena Retail Group, Inc.
filed 2017-06-08
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The Registrant had 195,038,861 shares of common stock outstanding as of June 5, 2017.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 29, 2017	July 30, 2016
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$300.1	$371.8
Inventories	713.9	649.3
Prepaid expenses and other current assets	167.3	218.9
Total current assets	1,181.3	1,240.0
Property and equipment, net	1,495.0	1,630.1
Goodwill	683.0	1,279.3
Other intangible assets, net	537.1	1,268.7
Other assets	97.9	88.2
Total assets	$3,994.3	$5,506.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$429.1	$429.4
Accrued expenses and other current liabilities	340.9	420.3
Deferred income	127.9	110.0
Current portion of long-term debt	—	54.0
Total current liabilities	897.9	1,013.7
Long-term debt, less current portion	1,607.6	1,594.5
Lease-related liabilities	357.6	387.1
Deferred income taxes	101.0	442.2
Other non-current liabilities	197.4	205.5
Total liabilities	3,161.5	3,643.0

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01 per share; 195.0 million and 194.2 million shares issued and outstanding as of April 29, 2017 and July 30, 2016, respectively	1.9	1.9
Additional paid-in capital	1,069.7	1,050.3
Retained (deficit) earnings	(223.0)	828.8
Accumulated other comprehensive loss	(15.8)	(17.7)
Total equity	832.8	1,863.3
Total liabilities and equity	$3,994.3	$5,506.3

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
	(millions, except per share data) (unaudited)
Net sales	$1,565.1	$1,669.3	$4,991.7	$5,183.1
Cost of goods sold	(616.7)	(652.6)	(2,083.5)	(2,295.7)
Gross margin	948.4	1,016.7	2,908.2	2,887.4

Other operating expenses:
Buying, distribution and occupancy expenses	(313.4)	(325.3)	(954.1)	(958.2)
Selling, general and administrative expenses	(506.3)	(535.7)	(1,568.8)	(1,571.9)
Acquisition and integration expenses	(3.8)	(8.4)	(31.6)	(66.9)
Restructuring and other related charges	(15.9)	—	(48.0)	—
Impairment of goodwill	(596.3)	—	(596.3)	—
Impairment of other intangible assets	(728.1)	—	(728.1)	—
Depreciation and amortization expense	(96.4)	(89.9)	(286.6)	(261.8)
Total other operating expenses	(2,260.2)	(959.3)	(4,213.5)	(2,858.8)
Operating (loss) income	(1,311.8)	57.4	(1,305.3)	28.6

Interest expense	(25.8)	(27.4)	(76.1)	(75.7)
Interest income and other (expense) income, net	(0.2)	0.9	0.1	0.7
Gain on extinguishment of debt	—	—	—	0.8
(Loss) income before benefit (provision) for income taxes	(1,337.8)	30.9	(1,381.3)	(45.6)
Benefit (provision) for income taxes	307.1	(15.9)	329.8	19.9
Net (loss) income	$(1,030.7)	$15.0	$(1,051.5)	$(25.7)

Net (loss) income per common share:
Basic	$(5.29)	$0.08	$(5.40)	$(0.13)
Diluted	$(5.29)	$0.08	$(5.40)	$(0.13)

Weighted average common shares outstanding:
Basic	195.0	194.0	194.7	191.5
Diluted	195.0	195.0	194.7	191.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
	(millions) (unaudited)
Net (loss) income	$(1,030.7)	$15.0	$(1,051.5)	$(25.7)
Other comprehensive (loss) income, net of tax:
Net actuarial loss on defined benefit plan, net of income tax benefit of $0.4 million	—	—	(0.7)	—
Foreign currency translation adjustment	(2.2)	5.0	(1.9)	2.2
Total other comprehensive (loss) income before reclassification	(2.2)	5.0	(2.6)	2.2
Reclassification of settlement charges for ANN's pension plan, net of income tax benefit of $2.9 million	—	—	4.5	—
Total comprehensive (loss) income	$(1,032.9)	$20.0	$(1,049.6)	$(23.5)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 29, 2017	April 23, 2016
	(millions) (unaudited)
Cash flows from operating activities:
Net loss	$(1,051.5)	$(25.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	286.6	261.8
Deferred income tax benefit	(343.0)	(13.4)
Deferred rent and other occupancy costs	(48.1)	(51.7)
Gain on extinguishment of debt	—	(0.8)
Amortization of acquisition-related inventory write-up	—	126.9
Stock-based compensation expense	19.9	19.3
Impairment of goodwill	596.3	—
Impairment of other intangible assets	728.1	—
Impairment of retail store assets	16.3	9.7
Non-cash interest expense	9.1	8.6
Other non-cash expense (income), net	6.2	(7.7)
Changes in operating assets and liabilities:
Inventories	(64.6)	21.5
Accounts payable, accrued liabilities and income tax liabilities	(35.4)	(230.7)
Deferred income	21.4	16.6
Lease-related liabilities	24.3	34.3
Other balance sheet changes, net	29.3	(5.3)
Net cash provided by operating activities	194.9	163.4

Cash flows from investing activities:
Cash paid for the acquisition of ANN INC., net of cash acquired (Note 4)	—	(1,494.6)
Capital expenditures	(207.3)	(268.8)
Acquisition of intangible asset	(11.3)	—
Purchase of investments	—	(0.9)
Proceeds from sales and maturities of investments	0.8	26.5
Net cash used in investing activities	(217.8)	(1,737.8)

Cash flows from financing activities:
Proceeds from term loan, net of original issue discount	—	1,764.0
Redemptions and repayments of term loan	(122.5)	(66.1)
Proceeds from revolver borrowings	1,075.9	1,371.5
Repayments of revolver borrowings	(1,003.4)	(1,438.0)
Payment of deferred financing costs	—	(42.4)
Purchases and retirements of common stock	—	(18.6)
Proceeds from stock options exercised and employee stock purchases	1.2	9.4
Net cash (used in) provided by financing activities	(48.8)	1,579.8

Net (decrease) increase in cash and cash equivalents	(71.7)	5.4
Cash and cash equivalents at beginning of period	371.8	240.6

Cash and cash equivalents at end of period	$300.1	$246.0

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On August 21, 2015, the Company acquired ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands (the "ANN Acquisition"). The Company operates, through its 100% owned subsidiaries, ecommerce operations and over 4,800 stores throughout the United States, Canada and Puerto Rico. The Company had annual revenues for the fiscal year ended July 30, 2016 of approximately $7.0 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

In connection with the Change for Growth program, as more fully described in Note 8, effective October 2016, the Company reorganized into four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. All of our segments sell fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our segments consist of specialty retail, outlet and ecommerce as well as licensed franchises in international territories at our Kids Fashion segment. Our Premium Fashion segment consists of our Ann Taylor and LOFT brands; our Value Fashion segment consists of our maurices and dressbarn brands; our Plus Fashion segment consists of our Lane Bryant and Catherines brands; and our Kids Fashion segment consists of our Justice brand. For a more detailed description of each brand's products and markets in which they serve, see Part I, Item 1 "Business" in our Annual Report on Form 10-K for the fiscal year ended July 30, 2016 (the "Fiscal 2016 10-K").

The Company's brands had the following store counts as of April 29, 2017: Ann Taylor 325 stores; LOFT 674 stores; maurices 1,012 stores; dressbarn 791 stores; Lane Bryant 767 stores; Catherines 363 stores; and Justice 918 stores.

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

Fiscal Period

The Company utilizes a 52-53 week fiscal year ending on the last Saturday in July. Fiscal year 2017 will end on July 29, 2017 and will be a 52-week period (“Fiscal 2017”). Fiscal year 2016 ended on July 30, 2016 and was a 53-week period (“Fiscal 2016”). The three months ended April 29, 2017 and the three months ended April 23, 2016 are both 13-week periods. The nine months ended April 29, 2017 and the nine months ended April 23, 2016 are both 39-week periods.

Prior year results for the three and nine month periods ending April 23, 2016 for our Premium Fashion segment include one-week reporting lags, which resulted from different reporting calendars between ANN INC. and ascena. Prior year three month results for our Premium Fashion segment represent the period from January 31, 2016 to April 30, 2016 and prior year nine month results for our Premium Fashion segment represent the period from August 22, 2015 to April 30, 2016. The effect of these one-week reporting period differences is not material to the condensed consolidated financial statements for either the three or nine months ended April 23, 2016. As of the end of Fiscal 2016, our Premium Fashion segment is on the same fiscal calendar as the rest of the Company's operating segments.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company elected to early adopt this guidance for its Fiscal 2017 interim goodwill assessment conducted during the third quarter of Fiscal 2017. See Note 7 for a discussion of the Company's goodwill and other indefinite-lived intangible assets and a discussion of the results of the interim assessment, including related impairment charges.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods therein, with early adoption permitted. Currently, the accounting for income taxes requires excess tax benefits and shortfalls to be recorded within equity as an adjustment to paid-in-capital whereas the new standard requires it to be recorded within the provision for income taxes in the condensed consolidated statements of operations in the period they are realized. The impact of this change will depend on changes in the Company's stock price and the timing of the exercise of stock options and the vesting of restricted stock units, so the full effect of the standard is not able to be quantified; however the recognition of these changes within the condensed consolidated statements of operations will likely result in increased volatility of our provision for income taxes and earnings. In addition, the guidance will change the classification of excess tax benefits and shortfalls from a financing activity to an operating activity within the Company's condensed consolidated statements of cash flows. The Company anticipates applying this change on a retrospective basis. There were no excess tax benefits in the statements of cash flows for the nine months ended April 29, 2017 and April 23, 2016. The other amendments of the standard are not expected to have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. Adoption of the standard requires a modified retrospective approach where the guidance is applied to the earliest comparative period presented. The Company is currently evaluating the guidance and its impact on the Company's condensed consolidated financial statements, but expects that it will result in a significant increase to its long-term assets and liabilities. The Company is also in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard in Fiscal 2020.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC"), "Revenue Recognition (Topic 605)." The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance, which was deferred in July 2015, is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The guidance may be applied retrospectively to each period presented or with the cumulative effect recognized as of the initial date of application. The Company is in the process of an assessment of its material revenue streams including sales generated within either the retail store or ecommerce channels and sold through point of sales ("POS") terminals, shipping and fulfillment, credit card revenues, gift cards and loyalty programs. Upon completion of that assessment, the Company will evaluate the impact of adopting the new standard on the Company's condensed consolidated financial statements.

4. Acquisition of ANN INC.

On August 21, 2015, the Company acquired 100% of the outstanding common stock of ANN for an aggregate purchase price of approximately $2.1 billion. The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of the Company's common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. The cash portion of the purchase price was funded with borrowings under a $1.8 billion seven-year, variable-rate term loan described in Note 9. The acquisition is intended to diversify our portfolio of brands that serve the needs of women of different ages, sizes and demographics.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company expensed $20.5 million of transaction costs for the nine months ended April 23, 2016, which are included within Acquisition and integration expenses in the condensed consolidated statements of operations. In addition, the Company expensed $126.9 million during the nine months ended April 23, 2016, related to the amortization of the write-up of ANN's inventory to its fair value which is included within Cost of goods sold in the condensed consolidated statements of operations.

There were no measurement-period adjustments recorded during Fiscal 2017 and the allocation of the purchase price was finalized at the end of the first quarter of Fiscal 2017. The following table summarizes the final allocation of fair values of the identifiable assets acquired and liabilities assumed in the ANN Acquisition.

Final Purchase Price Allocation
(millions)
Cash and cash equivalents	$257.6
Inventories	398.3
Prepaid expenses and other current assets	118.5
Property and equipment	453.3
Goodwill(a)	959.6
Other intangible assets:
Trade names(a)	815.0
Customer relationships	51.5
Favorable leases	38.4
Other assets	3.5
Total assets acquired	3,095.7

Accounts payable	155.6
Accrued expenses and other current liabilities	209.0
Deferred income	46.0
Lease-related liabilities	175.0
Deferred income taxes	374.1
Other non-current liabilities	38.8
Total liabilities assumed	998.5

Total net assets acquired	$2,097.2
________
(a) Refer to Note 7 for a discussion of impairment charges recorded during the third quarter of Fiscal 2017.

The following pro forma information has been prepared as if the ANN Acquisition and the issuance of stock and debt to finance the acquisition had occurred as of the beginning of Fiscal 2015:

	Three Months Ended	Nine Months Ended
	April 23, 2016	April 23, 2016
	(millions, except per share data)
	(unaudited)
Pro forma net sales	$1,669.9	$5,306.5
Pro forma net income	$13.0	$56.4
Pro forma net income per common share:
Basic	$0.07	$0.29
Diluted	$0.07	$0.29

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The pro forma weighted-average number of common shares outstanding for each period assumes that 31.2 million shares of ascena common stock issued in connection with the acquisition had been issued as of the beginning of Fiscal 2015. The pro forma weighted-average number of diluted shares outstanding for the nine months ended April 23, 2016 includes the potential dilutive shares of 1.3 million, which are excluded from the reported weighted-average diluted shares outstanding due to the net loss reported for the period. The weighted-average numbers of diluted shares for other periods were not adjusted as the pro forma amounts were the same as the reported amounts.

The pro forma financial information is not indicative of the operational results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of the Company’s future operational results.

5. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	April 29, 2017	July 30, 2016
	(millions)
Premium Fashion	$224.1	$198.6
Value Fashion	217.2	188.8
Plus Fashion	197.9	154.4
Kids Fashion	74.7	107.5
Total inventories	$713.9	$649.3

6. Retail Store Asset Impairments

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges were primarily related to the lower-than-expected operating performance of certain retail stores, and represented normal recurring store closures common within the retail industry. Impairment losses for retail store-related assets and finite-lived intangible assets are included as a component of Selling, general and administrative expenses in the condensed consolidated statements of operations for all periods.

Impairment charges related to retail store assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
	(millions)
Premium Fashion	$—	$—	$0.7	$—
Value Fashion	2.1	1.8	5.4	6.5
Plus Fashion(a)	0.6	0.4	3.2	1.3
Kids Fashion	1.9	0.2	3.0	1.9
Total impairment charges	$4.6	$2.4	$12.3	$9.7
________
(a) The Company incurred additional store impairment charges of $4.0 million for the Plus Fashion segment in connection with the Change for Growth program which are considered to be outside the Company’s typical quarterly real-estate review, and are included within Restructuring and other related charges for the three and nine months ended April 29, 2017, as more fully described in Note 8.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Goodwill and Other Intangible Assets

Goodwill

The following schedule details the changes in goodwill for each reportable segment:

	Premium Fashion (a)	Value Fashion (b)	Plus Fashion (c)	Kids Fashion	Total
	(millions)
Balance at July 30, 2016	$733.9	$200.7	$175.3	$169.4	$1,279.3
Impairment losses	(428.9)	(107.2)	(60.2)	—	(596.3)
Balance at April 29, 2017	$305.0	$93.5	$115.1	$169.4	$683.0
_______
 (a) Represents the accumulated impairment loss as of April 29, 2017 at the ANN reporting unit.
 (b) Represents the accumulated impairment loss as of April 29, 2017 at the maurices reporting unit.
 (c) Represents impairment charges at the Lane Bryant reporting unit. The accumulated impairment loss as of April 29, 2017 was $321.9 million at the Lane Bryant reporting unit.

Other Intangible Assets

Other intangible assets consist of the following:

	April 29, 2017			July 30, 2016
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization(a):	(millions)
Proprietary technology	$5.3	$(5.3)	$—	$5.3	$(5.3)	$—
Customer relationships	54.2	(29.3)	24.9	54.2	(19.9)	34.3
Favorable leases	38.2	(12.5)	25.7	38.2	(7.1)	31.1
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	103.0	(52.4)	50.6	103.0	(37.6)	65.4
Intangible assets not subject to amortization:
Brands and trade names (b)	475.6	—	475.6	1,192.4	—	1,192.4
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	486.5	—	486.5	1,203.3	—	1,203.3
Total intangible assets	$589.5	$(52.4)	$537.1	$1,306.3	$(37.6)	$1,268.7
________
(a) There were no finite-lived intangible asset impairment losses recorded for any of the periods presented.
(b) The Company recorded impairment charges related to trade names during the three and nine months ended April 29, 2017, as discussed by reporting unit below.

Goodwill and Other Indefinite-lived Intangible Asset Impairment Assessment

Fiscal 2017 Interim Impairment Assessment

The third quarter of Fiscal 2017 marked the continuation of the challenging market environment in which the company competes. Lower than expected comparable sales for the third quarter, along with a reduced comparable sales outlook for the fourth quarter led the Company to significantly reduce its level of forecasted earnings for Fiscal 2017. The Company concluded that these factors,

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

as well as the decline in the Company's stock price, represented impairment indicators which required the Company to test its goodwill and indefinite lived intangible assets for impairment during the third quarter of Fiscal 2017 (the "Interim Test").

As a result, Company performed its Interim Test of goodwill and indefinite-lived intangible assets using a quantitative approach on the last day of its third fiscal quarter. The Interim Test was determined with the assistance of an independent valuation firm using two valuation approaches, including the income approach (discounted cash flow method ("DCF")) and market approach (guideline public company method). The Company believes that the income approach (Level 3 measurement) is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Therefore, a greater weighting was applied to the income approach than the market approach. The weighing of the fair values by valuation approach (income approach vs. market approach) were consistent across all reporting units. For all reporting units the income approach was weighted 85% and the market approach 15%. Under the market approach, the Company estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization, factored in a control premium, and used the market approach as a comparison of respective fair values. The estimated fair value determined under the market approach validated our estimate of fair value determined under the income approach. Finally, the Company’s publicly traded market capitalization was reconciled to the sum of the fair value of the reporting units, taking into account subsequent changes in the Company's stock price reflecting information known as of, but made public subsequent to, the date of the Interim Test.

The projections used in the Interim Test reflect lower assumptions across certain key areas versus prior plans as a result of lower-than-expected performance and a sustained challenging retail environment. In particular, sales growth assumptions were significantly lowered to reflect the shortfall in actual results versus those previously projected, reflecting the uncertainty of future comparable sales given the sector's dynamic change. The lower sales outlook resulted in a significant reduction in fair market value comparisons to the prior valuation included in our Fiscal 2016 10-K. Based on the results of the impairment assessment, the fair value of our Catherines reporting unit substantially exceeded its carrying value and was not at risk of impairment, while our Justice reporting unit only exceeded its carrying value by 8%.

The changes in key assumptions and the resulting reduction in projected future cash flows included in the Interim Test resulted in a decrease in the fair values of our ANN, maurices and Lane Bryant reporting units such that their fair values were less than their carrying values. As a result, the Company recognized impairment losses to write down the carrying values of its trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name and $161.8 million of our Lane Bryant trade name. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). In addition, the Company recognized the following goodwill impairment charges: a loss of $428.9 million at the ANN reporting unit, $107.2 million at the maurices reporting unit and $60.2 million at the Lane Bryant reporting unit to write down the carrying values of the reporting units to their fair values. These impairment losses have been disclosed separately on the face of the accompanying condensed consolidated statements of operations.

As a result of these impairment charges, the Company recorded an income tax benefit of $306.8 million for the three and nine months ended April 29, 2017. The income tax benefit was calculated by applying a statutory rate of approximately 38% to the $728.1 million of impairment of other intangible assets and $69.8 million of the goodwill impairment charge (using the pro rata method) at maurices as it was treated as an asset purchase when it was acquired and is deductible. The remaining $526.5 million of impairment of goodwill was treated as non-deductible for income tax purposes and was a significant factor in reducing the Company's effective income tax rate for the three and nine months ended April 29, 2017.

8. Restructuring and Other Related Charges

In October 2016, the Company initiated a transformation plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). The Change for Growth program is expected to (i) refine the Company's operating model to increase its focus on key customer segments, (ii) reduce the time to bring product to market, (iii) reduce working capital requirements and (iv) enhance the Company's ability to serve customers on any purchasing platform, all while better leveraging the Company's shared service platform. The Company's new operating model is designed to focus on enhancing customer-facing capabilities while eliminating organizational overlap.

During the first quarter of Fiscal 2017, as part of refining the operating model, the Company eliminated a number of executive positions and made organizational changes resulting in the creation of the Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion operating segments. The Company's new operating model is designed to allow its operating segments to focus on enhancing customer-facing capabilities while reducing duplicative overhead. During the second quarter of Fiscal 2017, the

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company announced further consolidation of certain support functions into its shared service group, including Human Resources, Real Estate, Non-Merchandise Procurement and Asset Protection.

Most recently, the Company has completed a review of its store fleet with the goal of reducing the number of marginally profitable stores, through rent reductions or closures to be identified, in an effort to increase the overall profitability of the remaining store footprint, and convert sales from these stores into more profitable ecommerce sales or shift sales to nearby store locations ("Fleet Optimization"). As a result, the Company considers charges associated with this assessment to be outside its typical quarterly real-estate review. Towards the end of the third quarter, the Company actioned a limited number of stores by sending notice under the lease and recorded a cash expense for early-termination payments and non-cash asset impairment charges to write down the underlying assets of those stores to fair value based on the discounted cash flows which are included within the table below. The Company expects to finalize plans with respect to additional stores during the fourth quarter of Fiscal 2017 and into Fiscal 2018.

The Company may incur significant additional charges and capital expenditures in future periods as it more fully defines incremental Change for Growth program initiatives, and moves into the execution phases of associated projects; however the benefits of such initiatives and related charges and required capital expenditures are not quantifiable at this time. Actions associated with the Change for Growth program are currently expected to continue through Fiscal 2020.

As a result of the Change for Growth program, the Company incurred the following charges, which are included within Restructuring and other related charges, for all periods presented:

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
	(millions)
Cash restructuring charges:
Severance and benefit costs (a)	$(0.3)	$—	$20.0	$—
Lease termination and store closure costs	1.3	—	1.3	—
Other related charges (b)	10.9	—	22.7	—
Total cash charges	11.9	—	44.0	—

Non-cash charges:
Impairment of assets	4.0	—	4.0	—
Total non-cash charges	4.0	—	4.0	—

Total restructuring and other related charges	$15.9	$—	$48.0	$—
_______
(a) During the third quarter of Fiscal 2017, certain segments recorded adjustments to true up estimates of benefit-related costs to reflect amounts actually paid.
(b) Other related charges consist of professional fees incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program.

A summary of activity for the nine months ended April 29, 2017 in the restructuring-related liabilities associated with the Change for Growth program, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Lease termination and store closure costs	Other related charges	Total
	(millions)
Balance at July 30, 2016	$—	$—	$—	$—
Additions charged to expense	20.0	1.3	22.7	44.0
Cash payments	(8.8)	(1.3)	(21.4)	(31.5)
Balance at April 29, 2017	$11.2	$—	$1.3	$12.5

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Debt

Debt consists of the following:	April 29, 2017	July 30, 2016
	(millions)
Revolving credit facility	$72.5	$—
Less: unamortized debt issuance costs (a)	(4.7)	(5.8)
	67.8	(5.8)

Term loan	1,596.5	1,719.0
Less: unamortized original issue discount (b)	(26.4)	(30.1)
unamortized debt issuance costs (b)	(30.3)	(34.6)
	1,539.8	1,654.3

Less: current portion	—	(54.0)
Total long-term debt	$1,607.6	$1,594.5
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

Throughout the term of the Amended Revolving Credit Agreement, the Company can elect to borrow either Alternative Base Rate Borrowings ("ABR Borrowings") or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using the LIBOR for such Interest Period plus an applicable margin ranging from 125 basis points to 150 basis points based on the Company’s average availability during the previous fiscal quarter. ABR Borrowings bear interest at a variable rate determined using a base rate equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) one-month LIBOR plus 100 basis points; plus an applicable margin ranging from 25 basis points to 50 basis points based on the average availability during the previous fiscal quarter. As of April 29, 2017, borrowings under the Amended Revolving Credit Agreement consisted of $70.0 million of Eurodollar borrowings at a rate of 2.25% and $2.5 million of ABR borrowings at a rate of 4.25%.

Under the terms of the Amended Revolving Credit Agreement, the unutilized commitment fee ranges from 20 basis points to 25 basis points per annum based on the Company's average utilization during the previous fiscal quarter.

As of April 29, 2017, after taking into account the $72.5 million of revolving debt outstanding and the $31.3 million in outstanding letters of credit, the Company had $448.8 million of availability under the Amended Revolving Credit Agreement.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Term Loan matures on August 21, 2022 and requires quarterly repayments of $4.5 million during the first half of Fiscal 2017 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.2 billion required at maturity. For the nine months ended April 29, 2017, the Company made repayments totaling $122.5 million, which were applied to the future quarterly scheduled payments such that the Company is not required to make its next quarterly payment until May 2018. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan, of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis points floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a floor of 175 basis points) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points, or (iii) LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. As of April 29, 2017, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 5.50%.

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

Restrictions under the Term Loan and the Amended Revolving Credit Agreement (collectively the "Borrowing Agreements")

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $45 million for three consecutive business days and ends when Availability is greater than these thresholds for 30 consecutive days. The Covenant Period was not in effect as of April 29, 2017.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Debt
The Company's debt matures as follows:

Fiscal Year	Amount
(millions)
2017	$—
2018	21.5
2019	90.0
2020	90.0
2021	162.5
Thereafter	1,305.0
Total maturities	$1,669.0

10. Fair Value Measurements

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

As of April 29, 2017 and July 30, 2016, the Company believes that the carrying values of cash and cash equivalents, available-for-sale investments, accounts and other receivables and accounts payable approximates their estimated fair values due to the short maturities of these financial instruments. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the estimated fair value and the carrying value as of April 29, 2017 and July 30, 2016. The fair value of the Term Loan was determined to be $1.453 billion as of April 29, 2017 and $1.683 billion as of July 30, 2016 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

The Company’s non-financial instruments, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair values on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill and other indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair values. For further discussion of the determination of the fair value of non-financial assets including the Company's goodwill and other intangible assets during the third quarter of Fiscal 2017, see Notes 6, 7 and 8.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Equity

	Nine Months Ended
Summary of Changes in Equity:	April 29, 2017	April 23, 2016
	(millions)
Balance at beginning of period	$1,863.3	$1,518.1
Net loss	(1,051.5)	(25.7)
Common stock issued in connection with the ANN Acquisition (Note 4)	—	344.9
Total comprehensive income	1.9	2.2
Common stock issued and equity grants made pursuant to stock-based compensation plans	19.4	30.0
Purchases and retirements of common stock	—	(18.6)
Other	(0.3)	—
Balance at end of period	$832.8	$1,850.9

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's Borrowing Agreements, as more fully described in Note 9. Repurchased shares are retired and treated as authorized but unissued. The excess of repurchase price over the par value of common stock for the repurchased shares is charged entirely to retained earnings.

There were no repurchases of common stock by the Company during the nine months ended April 29, 2017. The remaining availability under the 2016 Stock Repurchase Program was approximately $181.4 million at April 29, 2017.

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

The weighted-average number of common shares outstanding used to calculate basic net (loss) income per common share is reconciled to those shares used in calculating diluted net (loss) income per common share as follows:

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
	(millions)
Basic	195.0	194.0	194.7	191.5
Dilutive effect of stock options and restricted stock units (a)	—	1.0	—	—
Diluted shares	195.0	195.0	194.7	191.5

(a) There was no dilutive effect of stock options, restricted stock and restricted stock units for the three and nine months ended April 29, 2017 and the nine months ended April 23, 2016 as the impact of these items was anti-dilutive because of the Company's net loss incurred during those periods.
Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net (loss) income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service conditions. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

dilutive under the treasury stock method. Potentially dilutive instruments are not included in the computation of net loss per share for the three and nine months ended April 29, 2017 and the nine months ended April 23, 2016 as the impact of those items would have been anti-dilutive due to the net loss incurred for those periods. For the three and nine months ended April 29, 2017 and April 23, 2016, 20.1 million and 17.6 million shares, respectively, of anti-dilutive options and/or restricted stock units were excluded from the diluted share calculations.

12. Stock-based Compensation

As of April 29, 2017, there were approximately 16.7 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
	(millions)
Compensation expense	$6.4	$7.0	$19.9	$19.3
Income tax benefit	$(2.4)	$(2.7)	$(7.5)	$(7.4)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Nine Months Ended
	April 29, 2017	April 23, 2016
Expected term (years)	3.0	3.1
Expected volatility	37.4%	35.3%
Risk-free interest rate	1.3%	1.5%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$1.94	$4.17

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the nine months ended April 29, 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 30, 2016	14,813.4	$14.33	4.8	$0.9
Granted	6,053.8	5.54
Exercised	(13.6)	8.03
Canceled/Forfeited	(3,805.2)	12.50
Options outstanding – April 29, 2017	17,048.4	$11.62	4.8	$—

Options vested and expected to vest at April 29, 2017 (b)	16,659.8	$11.74	4.7	$—
Options exercisable at April 29, 2017	8,752.4	$14.34	3.7	$—
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of April 29, 2017, there was $17.9 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. The total intrinsic value of options exercised during the nine months ended April 29, 2017 was de minimus and during the nine months ended April 23, 2016 was approximately $7.3 million. The amounts exercised during the three months ended April 29, 2017 and April 23, 2016, respectively, were de minimus. The total grant date fair value of options that vested during the nine months ended April 29, 2017 was approximately $13.2 million and during the nine months ended April 23, 2016 was approximately $13.5 million. Of these amounts, $0.1 million was vested during the three months ended April 29, 2017 and $0.3 million was vested during the three months ended April 23, 2016.

Restricted Equity Awards

A summary of restricted equity awards activity during the nine months ended April 29, 2017 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at July 30, 2016	2,258.8	$13.62
Granted	2,300.6	5.59
Vested	(647.9)	13.03
Cancelled/Forfeited	(812.1)	10.89
Nonvested at April 29, 2017	3,099.4	$8.49

As of April 29, 2017, there was $13.6 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

13. Employee Benefit Plans

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

The Company recognized $9.1 million in compensation expense for the nine months ended April 29, 2017 and $16.8 million for the nine months ended April 23, 2016, which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements. Of these amounts, $2.7 million was recognized during the three months ended April 29, 2017 and $6.7 million was recognized during the three months ended April 23, 2016. As of April 29, 2017, there was $32.7 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. As of April 29, 2017, the liability for LTIP Awards was $18.8 million, of which $3.0 million was classified within Accrued expenses and other current liabilities and $15.8 million was classified within Other non-current liabilities in the condensed consolidated balance sheets. In addition, the Company paid $10.4 million to settle such liabilities during the nine months ended April 29, 2017. No amounts were paid during the three months ended April 29, 2017.

Defined Benefit Plan

In connection with the ANN Acquisition, the Company assumed ANN's pension plan which was frozen and for which the accumulated benefit obligation exceeded the plan's assets by approximately $12 million as of July 30, 2016. In Fiscal 2016, the Company made a decision to terminate the plan whereby, under the terms of liquidation, some participants elected to receive lump-sum payments while the others elected to remain in the plan. During the first quarter of Fiscal 2017, lump sum payments were made to its participants, and during the second quarter of Fiscal 2017 the remaining obligation was transferred to a third-party and settled through a non-participating annuity contract. As of the end of the second quarter of Fiscal 2017, the trust was fully liquidated. During the nine months ended April 29, 2017, the accumulated actuarial loss of $7.4 million (less an income tax benefit of $2.9 million) was reclassified from Accumulated other comprehensive loss to Acquisition and integration expenses. For the nine months ended April 29, 2017, the Company expensed $8.0 million reflecting settlement charges and professional fees, which is included within Acquisition and integration expenses in the condensed consolidated statement of operations.

14. Commitments and Contingencies

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

The proposed Settlement Agreement was filed with the United States District Court for the Eastern District of Pennsylvania for preliminary approval on September 24, 2015 and received preliminary approval by the court on October 27, 2015. The Company paid approximately $51 million representing the agreed settlement amount into an escrow account on November 16, 2015. Formal notice of settlement was sent to the class members on December 1, 2015. The final approval hearing was held on May 20, 2016, and on July 29, 2016, the Court granted the parties’ joint motion for final approval of settlement and dismissed the case with prejudice. In reaching this conclusion, the Court rejected virtually all of the objections to the settlement that had been raised, but did reduce the amount of attorneys’ fees to be paid to plaintiffs’ counsel, which will not affect the total amount of the settlement. The Court’s decision was appealed to the United States Court of Appeals for the Third Circuit. After a court-ordered mediation session held on March 24, 2017, the appeals were withdrawn and dismissed with prejudice. The Settlement Agreement is now final and non-appealable, and it resolves all claims in all of the outstanding class actions on behalf of customers who made purchases

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

between January 1, 2012 and February 28, 2015.

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

At mediation, the parties agreed to settle all claims in the suit for a total of $3.5 million to settle both the pending claims and other wage-and-hour claims that could have been brought as part of the lawsuit (including claims for penalties under the Private Attorneys’ General Act). The Company believes that such amount reflects a liability that is both probable and reasonably estimable, thus a reserve for approximately $3.5 million was established in the first quarter of Fiscal 2017. The parties executed a formal Joint Stipulation for Class Action Settlement and Release, dated February 6, 2017. The Joint Stipulation for Class Action Settlement and Release was preliminarily approved by the Court on April 25, 2017. The final approval hearing is scheduled for August 7, 2017.

Other litigation

The Company is involved in routine litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material adverse effect on the Company’s condensed consolidated financial statements.

15. Segment Information

Historically, the Company organized its businesses into six reportable segments following a brand-focused approach: ANN, Justice, Lane Bryant, maurices, dressbarn and Catherines. In connection with the Change for Growth program, the Company shifted from a brand-based focus to a customer-based focus in order to reduce organizational overlap and maximize operational efficiencies. In connection therewith, effective October 2016, the Company reorganized its businesses into four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. Each segment is led by a segment manager who is directly accountable for that segment's financial performance and maintains regular contact with the Company's Chief Executive Officer, who functions as the chief operating decision maker (the "CODM"), responsible for reviewing the operating activities, financial results, forecasts and business plans of the segment. Accordingly, the Company's CODM evaluates performance and allocates resources at the segment level. The four operating segments are as follows:

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
The accounting policies of the Company’s operating segments are consistent with those described in the Fiscal 2016 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

specific usage or other reasonable allocation methods. Certain expenses including acquisition and integration expenses, restructuring and other related charges, and impairment charges of goodwill and other intangible assets have not been allocated to the segments, which is consistent with the CODM's evaluation of the segments.
Due to changes in the Company's operating segments discussed above, segment information for the three and nine months ended April 23, 2016 has been recast to conform to the current period's presentation. These changes related entirely to combining the previously reported brand-based segment information into the new customer-based operating model and had no impact on total net sales, total operating income or total depreciation and amortization expense.

Net sales, operating (loss) income and depreciation and amortization expense for each operating segment are as follows:

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
	(millions)
Net sales:
Premium Fashion (a)	$535.8	$575.1	$1,723.2	$1,713.8
Value Fashion	485.1	510.9	1,470.8	1,554.2
Plus Fashion	328.6	354.4	993.6	1,053.3
Kids Fashion	215.6	228.9	804.1	861.8
Total net sales	$1,565.1	$1,669.3	$4,991.7	$5,183.1

Operating income (loss):
Premium Fashion (a) (b)	$22.2	$21.5	$88.5	$(32.4)
Value Fashion	23.1	35.9	15.4	69.6
Plus Fashion	10.3	17.2	6.5	13.7
Kids Fashion	(23.3)	(8.8)	(11.7)	44.6
Unallocated acquisition and integration expenses	(3.8)	(8.4)	(31.6)	(66.9)
Unallocated restructuring and other related charges (c)	(15.9)	—	(48.0)	—
Unallocated impairment of goodwill (Note 7)	(596.3)	—	(596.3)	—
Unallocated impairment of other intangible assets (Note 7)	(728.1)	—	(728.1)	—
Total operating (loss) income	$(1,311.8)	$57.4	$(1,305.3)	$28.6

Depreciation and amortization expense:
Premium Fashion (a)	$32.5	$33.6	$101.5	$94.1
Value Fashion	28.4	25.8	81.8	76.6
Plus Fashion	17.6	12.6	50.4	38.4
Kids Fashion	17.9	17.9	52.9	52.7
Total depreciation and amortization expense	$96.4	$89.9	$286.6	$261.8
_______

(a)
The results of the Premium Fashion segment are included within the Company's condensed consolidated results of operations for the three months ended April 23, 2016 from January 31, 2016 to April 30, 2016 and for nine months ended April 23, 2016 for the post-acquisition period from August 22, 2015 to April 30, 2016.

(b)
The results of the Premium Fashion segment for the nine months ended April 23, 2016 include approximately $127 million of non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(c) Restructuring and other related charges are as follows:

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
	(millions)
Cash related charges(i):
Restructuring charges:
Premium Fashion	$0.5	$—	$1.7	$—
Value Fashion	(0.3)	—	4.7	—
Plus Fashion	1.9	—	8.2	—
Kids Fashion	(0.1)	—	2.0	—
Corporate	(1.0)	—	4.7	—
Other related charges	10.9	—	22.7	—
	11.9	—	44.0	—
Non-cash charges(i):
Impairment of assets:
Plus Fashion	4.0	—	4.0	—
	4.0	—	4.0	—
Total restructuring and other related charges	$15.9	$—	$48.0	$—

(i) The charges incurred under the Company's Change for Growth program are more fully described in Note 8.

16. Additional Financial Information

	Nine Months Ended
Cash Interest and Taxes:	April 29, 2017	April 23, 2016
	(millions)
Cash paid for interest	$82.0	$49.9
Cash paid for income taxes	$10.7	$20.1

Non-cash Transactions

In connection with the ANN Acquisition, during the nine months ended April 23, 2016 as more fully described in Note 4, the Company issued 31.2 million shares of common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. Non-cash investing activities include accrued purchases of fixed assets in the amount of $18.4 million as of April 29, 2017 and $43.0 million as of April 23, 2016.

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

During our third quarter of Fiscal 2017, the U.S. economy continued to show signs of recovery. However, improved employment and wage growth have not translated into higher spending in nondurable goods, as consumer spending continues to shift towards experiences, services, health care and durable goods such as home improvements. Brick-and-mortar retailers, particularly those in the specialty retail sector, continued to face intense competition and channel disruption which accelerated during the third quarter. As a result, store traffic remained relatively weak and inconsistent during the quarter. Since store sales still comprise a majority of our sales mix, store traffic declines pressured comparable sales which, in turn, resulted in a more promotional operating environment. We expect negative store traffic trends to continue during the remainder of Fiscal 2017, and into Fiscal 2018. Accordingly, (i) we recorded an impairment charge as described under the section Goodwill and Other Indefinite-lived Intangible Assets Impairment Charges and (ii) we have responded to the continued trends by scaling back overall spending levels and we continue to refine our operating model to ensure we remain competitive in our rapidly evolving sector as described under the section Change for Growth Program.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Goodwill and Other Indefinite-lived Intangible Asset Impairment Charges
As a result of the aforementioned negative business conditions which accelerated during the third quarter of Fiscal 2017, the Company performed an interim assessment of its goodwill and other intangible assets and recorded non-cash impairment charges to write down the carrying values of its trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name and $161.8 million of our Lane Bryant trade name. In addition, the Company recognized the following goodwill impairment charges: a loss of $428.9 million at the ANN reporting unit, $107.2 million at the maurices reporting unit and $60.2 million at the Lane Bryant reporting unit to write down the carrying values of the reporting units to their fair values. These impairment charges are more fully described in Note 7 to the accompanying unaudited condensed consolidated financial statements.

Change for Growth Program
As more fully described in Notes 8 and 15 to the accompanying unaudited condensed consolidated financial statements, in October 2016, the Company initiated a transformation plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). During Fiscal 2017, the Company (i) refined their operating model by the eliminating a number of executive positions and making organizational changes resulting in the creation of the Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion operating segments, (ii) further consolidated certain support functions into its shared service group, including Human Resources, Real Estate, Non-Merchandise Procurement, and Asset Protection, and (iii) completed a review of its store fleet with the goal of reducing the number of marginally profitable stores, through rent reductions or closures to be identified, in an effort to increase the overall profitability of the remaining store footprint and convert sales from these stores into more profitable ecommerce sales or shift sales to nearby store locations ("Fleet Optimization"). Charges incurred as a result of these actions are described within the section Results of Operations.

The Company realized approximately $30 million in cost savings, including $25 million in Selling, general and administrative expenses ("SG&A") and $5 million in Buying, distribution and occupancy ("BD&O") during the nine months ended April 29, 2017 related to Change for Growth program actions identified and in process as of the end of the third quarter of Fiscal 2017. The Company also expects to realize additional cost savings related to these actions of approximately $20 to $30 million for the remainder of Fiscal 2017. Subsequent to Fiscal 2017, the Company expects to realize an additional $200 to $240 million in cost savings though Fiscal 2020, bringing the total expected annual cost savings from these actions to a range of $250 to $300 million. These savings are expected to be achieved through (i) operating expense reductions in the areas of professional services, travel and facilities management, among others, (ii) refinement of our operating model to eliminate duplicative overhead, and to increase utilization of our shared services functions, (iii) platform enabling reduced product costs and information technology efficiencies and (iv) Fleet Optimization. These savings are expected to be realized in our operating segment results generally in proportion to their sales.

The Company may incur significant additional charges and capital expenditures in future periods as it more fully defines incremental Change for Growth program initiatives, and moves into the execution phases of associated projects; however the benefits of such initiatives and related charges and required capital expenditures are not quantifiable at this time. Actions associated with the Change for Growth program are currently expected to continue through Fiscal 2020.

Integration of ANN
During Fiscal 2017, the Company (i) completed the integration of its Premium Fashion segment’s ecommerce operations into its Greencastle fulfillment center, (ii) negotiated favorable contracts with vendors and (iii) realized cost reductions from sourcing merchandise through third-party buying agents. As a result of these initiatives, the Company has realized cost savings of approximately $75 million for the nine months ended April 29, 2017, with approximately $45 million in freight and product cost savings related to the Company's ongoing supply chain integration, and cost of goods sold initiative at its Premium Fashion segment, approximately $10 million in BD&O synergies related to the consolidation its Premium Fashion segment brands into the Company's ecommerce fulfillment center and approximately $20 million in SG&A synergies primarily related to the elimination of redundant leadership and non-merchandise procurement savings. We expect to realize additional synergies of approximately $20 million during the remainder of Fiscal 2017, approximately $65 million in Fiscal 2018 and approximately $10 million in Fiscal 2019. Annual synergies and cost savings related to ANN integration, including amounts achieved from Fiscal 2016 through Fiscal 2019, are expected to approximate $235 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Private Label and Co-branded Credit Card Programs

Our brands also offer various credit card programs to eligible customers in the U.S. The Company continues to focus on growing these credit card programs through effective marketing and point-of-sale discounts and believes it represents an area of operational growth for future periods. In January 2017, the Company's Value Fashion segment replaced its previous private label credit card arrangement with a new arrangement offered under an agreement with Capital One, National Association ("Capital One"). Accordingly, Capital One will offer private label credit cards to new and existing customers (the “Program”) at our Value Fashion segment.  Under the Program, Capital One is responsible for the servicing of the accounts and the Company and Capital One will share in the net risk-adjusted revenue of the portfolio. The Company is not responsible for write-offs of uncollectible accounts in excess of finance revenues in any month. Revenues from this program are accounted for on a net basis less program expenses, and included within Net sales in the accompanying condensed consolidated financial statements. The Company recognized approximately $15 million of revenue under the Program during the three and nine months ended April 29, 2017 and expects to continue to recognize incremental revenue from this new arrangement through the second quarter of Fiscal 2018.
Distribution and Fulfillment
During the third quarter of Fiscal 2017, the Company’s distribution center in Riverside, California became operational. The distribution center is expected to serve as the West Coast receiving and distribution hub for the Company's merchandise coming from Asia. This distribution center is expected to further reduce our per-unit processing costs, and contributed to the freight cost savings discussed above.

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

Summary of Financial Performance

Third Quarter Summary and Key Developments
Operating highlights for the third quarter are as follows:

•	Comparable sales decreased by 8% and were down at all four segments primarily due to declines in store traffic and pricing challenges, caused by increased levels of promotions;

•
Gross margin, in terms of dollars, decreased primarily as a result of the decrease in comparable sales. Gross margin rate decreased by 30 basis points to 60.6% from 60.9% in the year-ago period, as improved performance at our Premium Fashion and Plus Fashion segments was more than offset by higher markdown levels at our Value Fashion and Kids Fashion segments;

•
Operating loss was $1.312 billion compared to income of $57.4 million in the year-ago period mainly due to the impairment of goodwill and other intangible assets, lower comparable sales and higher Restructuring and other related charges, offset in part by operating expense reductions associated with the Change for Growth transformation program and integration activities; and

•	Net loss per diluted share was $5.29, compared to net income per diluted share of $0.08 in the year-ago period.
Liquidity highlights for the nine-month period ended April 29, 2017 are as follows:

•	Cash provided by operations was $194.9 million compared to $163.4 million in the year-ago period;

•	Capital expenditures were $207.3 million compared to $268.8 million in the year-ago period, which also had cash usage of $1.495 billion, net of cash acquired, for the ANN Acquisition; and

•	Term loan repayments totaled $122.5 million, and net borrowings under our revolving credit agreement totaled $72.5 million.

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

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
	(millions)
Acquisition and integration expenses (a)	$(3.8)	$(8.4)	$(31.6)	$(66.9)
Restructuring and other related charges (b)	(15.9)	—	(48.0)	—
Impairment of goodwill and other intangible assets (c)	(1,324.4)	—	(1,324.4)	—
Non-cash inventory expense associated with the purchase accounting write-up of ANN's inventory to fair market value	—	—	—	(126.9)

(a) Fiscal 2017 primarily represented settlement charges and professional fees related to a pension plan acquired in the ANN Acquisition and severance and retention costs associated with the post-acquisition integration of ANN's operations. Fiscal 2016 primarily represented costs related to the acquisition and integration of ANN.
(b) Fiscal 2017 primarily represented severance, charges related to the Fleet Optimization and professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program.
(c) Represents the impact of non-cash impairments of goodwill and other intangible assets by segment as follows: $428.9 million of goodwill and $566.3 million of other intangible assets at the Premium Fashion segment, $107.2 million of goodwill at the Value Fashion segment and $60.2 million of goodwill and $161.8 million of other intangible assets at the Plus Fashion segment.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended April 29, 2017 compared to Three Months Ended April 23, 2016

The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	April 29, 2017	April 23, 2016	$ Change	% Change
	(millions, except per share data)
Net sales	$1,565.1	$1,669.3	$(104.2)	(6.2)%

Cost of goods sold	(616.7)	(652.6)	35.9	5.5%
Cost of goods sold as % of net sales	39.4%	39.1%
Gross margin	948.4	1,016.7	(68.3)	(6.7)%
Gross margin as % of net sales	60.6%	60.9%
Other operating expenses:
Buying, distribution and occupancy expenses	(313.4)	(325.3)	11.9	3.7%
BD&O expenses as % of net sales	20.0%	19.5%
Selling, general and administrative expenses	(506.3)	(535.7)	29.4	5.5%
SG&A expenses as % of net sales	32.3%	32.1%
Acquisition and integration expenses	(3.8)	(8.4)	4.6	54.8%
Restructuring and other related charges	(15.9)	—	(15.9)	NM
Impairment of goodwill	(596.3)	—	(596.3)	NM
Impairment of other intangible assets	(728.1)	—	(728.1)	NM
Depreciation and amortization expense	(96.4)	(89.9)	(6.5)	(7.2)%
Total other operating expenses	(2,260.2)	(959.3)	(1,300.9)	NM
Operating (loss) income	(1,311.8)	57.4	(1,369.2)	NM
Operating (loss) income as % of net sales	(83.8)%	3.4%
Interest expense	(25.8)	(27.4)	1.6	5.8%
Interest income and other (expense) income, net	(0.2)	0.9	(1.1)	NM
(Loss) income before benefit (provision) for income taxes	(1,337.8)	30.9	(1,368.7)	NM
Benefit (provision) for income taxes	307.1	(15.9)	323.0	NM
Effective tax rate (a)	23.0%	51.5%
Net (loss) income	$(1,030.7)	$15.0	$(1,045.7)	NM

Net (loss) income per common share:
Basic	$(5.29)	$0.08	$(5.37)	NM
Diluted	$(5.29)	$0.08	$(5.37)	NM
_______
(a) Effective tax rate is calculated by dividing the Benefit (provision) for income taxes by (Loss) income before provision for income taxes.
(NM) Not meaningful.

Net Sales. Total Company net sales decreased by $104.2 million, or 6.2%, to $1.565 billion for the three months ended April 29, 2017 from $1.669 billion in the year-ago period. Net sales were down across all of our operating segments caused primarily by an 8% comparable sales decline that resulted from reduced store traffic and a highly promotional selling environment; non-comparable sales increased by $18.4 million, or 63%, to $47.4 million from $29.0 million as discussed on a segment basis below; and wholesale, licensing and other revenues increased by $12.0 million, or 41%, to $41.0 million from $29.0 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Three Months Ended
	April 29, 2017	April 23, 2016	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$535.8	$575.1	$(39.3)	(6.8)%
Value Fashion	485.1	510.9	(25.8)	(5.0)%
Plus Fashion	328.6	354.4	(25.8)	(7.3)%
Kids Fashion	215.6	228.9	(13.3)	(5.8)%
Total net sales	$1,565.1	$1,669.3	$(104.2)	(6.2)%

Comparable sales (a)				(8)%
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

Premium Fashion net sales performance primarily reflected:

•	a decrease of 7% in comparable sales at Ann Taylor and a decrease of 6% in comparable sales at LOFT during the three months ended April 29, 2017; and

•	15 net store closures at Ann Taylor and 6 net store closures at LOFT in the last twelve months.

Value Fashion net sales performance primarily reflected:

•	a decrease of $32.0 million, or 12%, in comparable sales at maurices and a decrease of $19.2 million, or 8%, in comparable sales at dressbarn during the three months ended April 29, 2017;

•
an increase of $12.9 million in non-comparable sales due to 33 net store openings at maurices in the last twelve months, offset in part by 31 net store closures at dressbarn in the last twelve months; and

•	an increase of $12.5 million in other revenues primarily due to the segment's new credit card Program.

Plus Fashion net sales performance primarily reflected:

•	a decrease of $30.2 million, or 11%, in comparable sales at Lane Bryant and a decrease of $4.3 million, or 6% in comparable sales at Catherines during the three months ended April 29, 2017; and

•
an increase of $8.8 million in non-comparable sales primarily due to 4 net store openings at Lane Bryant in the last twelve months, offset in part by the 10 net store closures at Catherines in the last twelve months.

Kids Fashion net sales performance primarily reflected:

•	a decrease of $12.0 million, or 6%, in comparable sales at Justice during the three months ended April 29, 2017;

•	an increase of $2.0 million in non-comparable sales; and

•	a decrease of $3.3 million in wholesale, licensing operations and other revenues.

Gross Margin. Gross margin, in terms of dollars decreased primarily as a result of the decrease in comparable sales. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 30 basis points from the year-ago period to 60.6% for the three months ended April 29, 2017. The decrease was primarily due to the highly promotional selling environment, and higher markdown levels required to maintain appropriate inventory levels. Improved performance at our Premium Fashion and Plus Fashion segments partially offset the aforementioned declines. On a

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

consolidated basis, gross margin benefited in part from the realization of approximately $15 million in combined integration synergies and cost savings related to the Company's ongoing supply chain integration and the cost of goods sold initiative at its Premium Fashion segment.

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

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance improved by approximately 160 basis points reflecting improvement at both Ann Taylor and LOFT. Both brands benefited from realization of freight cost synergies related to the Company's ongoing supply chain integration, and the segment's cost of goods sold initiative.

•
Value Fashion gross margin rate performance declined approximately 160 basis points as a result of a higher level of promotional selling across the segment and increased markdown requirements, partially offset by improved economics related to the segment’s new credit card program.

•	Plus Fashion gross margin rate performance improved by approximately 70 basis points reflecting improvement at Lane Bryant mainly due to more effective inventory management.

•
Kids Fashion gross margin rate performance declined approximately 400 basis points as a result of a higher level of promotional selling, along with increased markdowns needed to clear two non-performing fashion deliveries.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $11.9 million, or 3.7%, to $313.4 million for the three months ended April 29, 2017 from $325.3 million in the year-ago period. The decrease in BD&O expenses was primarily due to lower occupancy expenses associated with Fleet Optimization on a reduced store count, lower performance-based compensation, approximately $5 million in transformation initiatives, and approximately $5 million in synergies related to the ANN Acquisition associated with the consolidation of the Premium Fashion segment brands into the Company's ecommerce fulfillment center. BD&O expenses as a percentage of net sales increased by 50 basis points to 20.0% for the three months ended April 29, 2017 from 19.5% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

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

SG&A expenses decreased by $29.4 million, or 5.5%, to $506.3 million for the three months ended April 29, 2017 from $535.7 million in the year-ago period. The decrease in SG&A expenses was primarily due to lower store variable expenses associated with store closures and lower sales volume, operating expense reductions, lower performance-based compensation and approximately $20 million in synergies and transformation initiatives, primarily due to the elimination of redundant leadership and non-merchandise procurement savings. SG&A expenses as a percentage of net sales increased by 20 basis points to 32.3% for the three months ended April 29, 2017 from 32.1% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

Depreciation and Amortization Expense increased by $6.5 million, or 7.2%, to $96.4 million for the three months ended April 29, 2017 from $89.9 million in the year-ago period. The increase was primarily due to the Company's ecommerce platform investment which was placed in service in the third quarter of Fiscal 2016 and investments in our distribution network primarily to integrate the operations of ANN.

Operating (Loss) Income. Operating loss was $1.312 billion for the three months ended April 29, 2017 compared to operating income of $57.4 million in the year-ago period primarily due to the impairment of goodwill and other intangible assets, as well as a decrease in the operating results discussed on a segment basis below. The operating results also reflected a $15.9 million increase in Restructuring and other related charges, which was offset in part by lower Acquisition and integration expenses.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating results for our four operating segments are presented below:

	Three Months Ended
	April 29, 2017	April 23, 2016	$ Change	% Change
	(millions)
Operating income (loss):
Premium Fashion	$22.2	$21.5	$0.7	3.3%
Value Fashion	23.1	35.9	(12.8)	(35.7)%
Plus Fashion	10.3	17.2	(6.9)	(40.1)%
Kids Fashion	(23.3)	(8.8)	(14.5)	NM
Unallocated acquisition and integration expenses	(3.8)	(8.4)	4.6	54.8%
Unallocated restructuring and other related charges	(15.9)	—	(15.9)	NM
Unallocated impairment of goodwill	(596.3)	—	(596.3)	NM
Unallocated impairment of other intangible assets	(728.1)	—	(728.1)	NM
Total operating (loss) income	$(1,311.8)	$57.4	$(1,369.2)	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results increased by $0.7 million as an improvement in gross margin rate and decreases in operating expenses were mostly offset by the impact of lower comparable sales. Operating expense reductions were primarily driven by lower performance-based compensation, synergies savings associated with the transition into the Company's ecommerce fulfillment center, and a decrease in administrative payroll costs mainly associated with the Change for Growth program and integration-related activities.
Value Fashion operating results decreased by $12.8 million as a result of the decreases in comparable sales and gross margin rate, both discussed above, offset in part by decreases in operating expenses. Operating expense reductions were primarily driven by lower performance-based compensation, reduced marketing expenses and a decrease in administrative payroll costs mainly associated with the Change for Growth program.
Plus Fashion operating results decreased by $6.9 million as a result of a decrease in comparable sales offset in part by an improvement in gross margin rate and decreases in operating expenses. Operating expense reductions were primarily driven by a decrease in administrative payroll costs mainly associated with the Change for Growth program and reduced marketing expenses.

Kids Fashion operating results decreased by $14.5 million as a result of a decrease in comparable sales and gross margin rate, discussed above, offset in part by a decrease in operating expenses. Operating expense reductions were primarily driven by lower performance-based compensation.

Unallocated Acquisition and Integration Expenses of $3.8 million for the three months ended April 29, 2017 included $0.2 million of severance and retention-related expenses and $3.6 million of costs associated with the post-acquisition integration of ANN's operations. The $8.4 million in the year-ago period represents costs related to the ANN Acquisition consisting of $0.8 million of legal, consulting and investment-banking related transaction costs, $3.0 million of severance and retention-related expenses and $4.6 million of integration costs primarily to combine the operations and infrastructure of the ANN business into the Company's.

Unallocated Restructuring and Other Related Charges of $15.9 million for the three months ended April 29, 2017 primarily included $5.3 million for charges related to the previously disclosed Fleet Optimization and $10.9 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program.

Unallocated impairment of goodwill reflects the write down of the carrying values of the reporting units to their fair values and are included in our operating segments as follows: $428.9 million at our Premium Fashion segment, $107.2 at our Value Fashion segment and $60.2 million at our Plus Fashion segment.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Unallocated impairment of other intangible assets reflects the write down of the Company's trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name and $161.8 million of our Lane Bryant trade name.

Interest Expense decreased by $1.6 million, or 5.8%, to $25.8 million for the three months ended April 29, 2017 from $27.4 million in the year-ago period. The decrease was mainly the result of the principal redemptions and repayments of the term loan.

Benefit (Provision) for Income Taxes represents federal, foreign, state and local income taxes. The Company records income taxes based on the estimated effective tax rate for the year. For the three months ended April 29, 2017, the Company recorded a benefit of $307.1 million on a pre-tax loss of $1.338 billion primarily due to the impairment of other intangible assets, for an effective tax rate of 23.0%. The expected annual tax rate computing the benefit is lower than the statutory federal and state tax rate primarily as $526.5 million of the impairment of goodwill is non-deductible for income tax purposes. In the year ago period, the Company recorded a provision of $15.9 million on a pre-tax income of $30.9 million for a 51.5% effective tax rate. The expected annual tax rate for the year-ago period is higher than the statutory federal and state tax rate primarily due to the impact of permanent items on a relatively low level of pretax income and the impact of the earnings mix on the overall state effective rate.

Net (Loss) Income. Net loss was $1.031 billion for the three months ended April 29, 2017 compared to net income of $15.0 million in the year-ago period. The decrease in net results was primarily due to the impairment of goodwill and other intangible assets, as well as lower operating results, offset in part by the benefit for income taxes, as discussed above.

Net (Loss) Income per Diluted Common Share. Net loss per diluted common share was $5.29 for the three months ended April 29, 2017, compared to net income per diluted common share of $0.08 in the year-ago period, primarily as a result of the net loss in the current period, as discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Nine Months Ended April 29, 2017 compared to Nine Months Ended April 23, 2016

The following table summarizes operating results for certain financial statement line items:

	Nine Months Ended
	April 29, 2017	April 23, 2016	$ Change	% Change
	(millions, except per share data)
Net sales	$4,991.7	$5,183.1	$(191.4)	(3.7)%

Cost of goods sold	(2,083.5)	(2,295.7)	212.2	9.2%
Cost of goods sold as % of net sales	41.7%	44.3%
Gross margin	2,908.2	2,887.4	20.8	0.7%
Gross margin as % of net sales	58.3%	55.7%
Other operating expenses:
Buying, distribution and occupancy expenses	(954.1)	(958.2)	4.1	0.4%
BD&O expenses as % of net sales	19.1%	18.5%
Selling, general and administrative expenses	(1,568.8)	(1,571.9)	3.1	0.2%
SG&A expenses as % of net sales	31.4%	30.3%
Acquisition and integration expenses	(31.6)	(66.9)	35.3	52.8%
Restructuring and other related charges	(48.0)	—	(48.0)	NM
Impairment of goodwill	(596.3)	—	(596.3)	NM
Impairment of other intangible assets	(728.1)	—	(728.1)	NM
Depreciation and amortization expense	(286.6)	(261.8)	(24.8)	(9.5)%
Total other operating expenses	(4,213.5)	(2,858.8)	(1,354.7)	NM
Operating (loss) income	(1,305.3)	28.6	(1,333.9)	NM
Operating (loss) income as % of net sales	(26.1)%	0.6%
Interest expense	(76.1)	(75.7)	(0.4)	(0.5)%
Interest income and other income, net	0.1	0.7	(0.6)	(85.7)%
Gain on extinguishment of debt	—	0.8	(0.8)	NM
Loss before benefit for income taxes	(1,381.3)	(45.6)	(1,335.7)	NM
Benefit for income taxes	329.8	19.9	309.9	NM
Effective tax rate (b)	23.9%	43.6%
Net loss	$(1,051.5)	$(25.7)	$(1,025.8)	NM

Net loss per common share:
Basic	$(5.40)	$(0.13)	$(5.27)	NM
Diluted	$(5.40)	$(0.13)	$(5.27)	NM
_______
(a) For our Premium Fashion segment, the Fiscal 2017 period reflected a 39-week period and the Fiscal 2016 period reflected the 36-week post-acquisition period.
(b) Effective tax rate is calculated by dividing the Benefit for income taxes by the Loss before benefit for income taxes.
(NM) Not meaningful.

Net Sales. Total Company net sales decreased by $191.4 million, or 3.7%, to $4.992 billion for the nine months ended April 29, 2017 from $5.183 billion in the year-ago period. Net sales for the Premium Fashion segment increased by $9.4 million primarily as the nine-month period in Fiscal 2017 reflected a 39-week period whereas the year-ago period reflected the 36-week post-acquisition period, which was offset in part by a comparable sales decrease of 6%. Net sales were down across all of our other operating segments caused primarily by a 6% comparable sales decline that resulted from reduced store traffic and a highly promotional selling environment; non-comparable sales decreased by $9.6 million, or 8.3%, to $105.8 million from $115.4 million as discussed on a segment basis below; and wholesale, licensing and other revenues decreased by $1.1 million, or 1.0%, to $108.5 million from $109.6 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Nine Months Ended
	April 29, 2017	April 23, 2016	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$1,723.2	$1,713.8	$9.4	0.5%
Value Fashion	1,470.8	1,554.2	(83.4)	(5.4)%
Plus Fashion	993.6	1,053.3	(59.7)	(5.7)%
Kids Fashion	804.1	861.8	(57.7)	(6.7)%
Total net sales	$4,991.7	$5,183.1	$(191.4)	(3.7)%

Comparable sales (a)				(6)%
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

Premium Fashion net sales performance primarily reflected:

•	a 39-week period in the first quarter of Fiscal 2017 compared to the 36-week post-acquisition period in the first quarter of Fiscal 2016;

•	a decrease of 9% in comparable sales at Ann Taylor and a decrease of 4% in comparable sales at LOFT; and

•	15 net store closures at Ann Taylor and 6 net store closures at LOFT in the last twelve months.

Value Fashion net sales performance primarily reflected:

•	a decrease of $70.1 million, or 9%, in comparable sales at maurices and a decrease of $38.1 million, or 6%, in comparable sales at dressbarn during the nine months ended April 29, 2017;

•
an increase of $13.4 million in non-comparable sales due to 33 net store openings at maurices in the last twelve months, offset in part by 31 net store closures at dressbarn in the last twelve months; and

•	an increase of $11.4 million in other revenues primarily due to the segment's new credit card Program.

Plus Fashion net sales performance primarily reflected:

•	a decrease of $51.9 million, or 7%, in comparable sales at Lane Bryant and a decrease of $11.7 million, or 5%, in comparable sales at Catherines during the nine months ended April 29, 2017;

•
an increase of $6.2 million in non-comparable sales primarily due to 4 net store openings at Lane Bryant in the last twelve months, offset in part by 10 net store closures at Catherines in the last twelve months; and

•	a decrease of $2.3 million in other revenues.

Kids Fashion net sales performance primarily reflected:

•	a decrease of $18.3 million, or 2%, in comparable sales at Justice during the nine months ended April 29, 2017;

•
a decrease of $29.2 million in non-comparable sales caused by 20 net store closures in the last twelve months as well as the shift of a peak back to school week from the first week of the fiscal year to the last week of the fiscal year due to the 53rd week recognized at the end of Fiscal 2016; and

•	a decrease of $10.2 million in wholesale, licensing operations and other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Gross Margin. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 260 basis points from the year-ago period to 58.3% for the nine months ended April 29, 2017. The increase was mainly due to an approximate $127 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value recorded during the nine months ended April 23, 2016 in our Premium Fashion segment. Excluding the prior year impact of the inventory amortization, gross margin rate increased by 10 basis points to 58.3% from 58.2%, primarily due to improved performance at our Premium Fashion and Plus Fashion segments, offset in part by the impact of the highly promotional selling environment and higher markdown levels required to maintain appropriate inventory levels. On a consolidated basis, gross margin benefited from the realization of approximately $45 million in combined integration synergies and cost savings related to the Company's ongoing supply chain integration and the cost of goods sold initiative at its Premium Fashion segment.

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

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance improved due to an approximate $127 million non-cash purchase accounting expense related to the amortization of the write-up of inventory recorded during the nine months ended April 23, 2016 discussed above. Excluding the prior year impact of the inventory amortization, gross margin rate performance improved by approximately 220 basis points reflecting significant improvement at both Ann Taylor and LOFT. Both brands benefited from realization of freight cost synergies related to the Company's ongoing supply chain integration, and the segment's cost of goods sold initiative.

•
Value Fashion gross margin rate performance declined approximately 120 basis points as a result of a higher level of promotional selling across the segment and increased markdown requirements to maintain appropriate inventory levels on lower than expected customer demand.

•	Plus Fashion gross margin rate performance improved by approximately 130 basis points reflecting improvement at both Lane Bryant and Catherines mainly due to more effective inventory management.

•
Kids Fashion gross margin rate performance declined approximately 330 basis points as a result of a higher level of promotional selling, along with increased markdowns needed to clear two non-performing fashion deliveries.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $4.1 million, or 0.4%, to $954.1 million for the nine months ended April 29, 2017 from $958.2 million in the year-ago period. BD&O expenses for the Premium Fashion segment increased by $11.0 million primarily as the results reflected a 39-week period in Fiscal 2017 compared to the 36-week post-acquisition period in Fiscal 2016. For our other segments, BD&O expenses decreased by $15.1 million primarily due to lower occupancy expenses on a reduced store count and lower performance-based compensation. On a consolidated basis, BD&O expenses also included approximately $5 million in transformation initiatives and approximately $10 million of synergies related to the ANN Acquisition associated with the consolidation of the Premium Fashion segment brands into the Company's ecommerce fulfillment center. BD&O expenses as a percentage of net sales increased by 60 basis points to 19.1% for the nine months ended April 29, 2017 from 18.5% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

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

SG&A expenses decreased by $3.1 million, or 0.2%, to $1.569 billion for the nine months ended April 29, 2017 from $1.572 billion in the year-ago period. SG&A expenses for the Premium Fashion segment increased by $31.6 million primarily as the results reflected a 39-week period in Fiscal 2017 compared to the 36-week post-acquisition period in Fiscal 2016. For our other segments, SG&A expenses decreased by $34.7 million primarily due to store closures and lower sales volume, operating expense reductions and a decrease in administrative payroll costs mainly associated with the Change for Growth program and lower

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

performance-based compensation. On a consolidated basis, SG&A expenses also included approximately $45 million in synergies and transformation initiatives, primarily due to the elimination of redundant leadership and non-merchandise procurement savings. SG&A expenses as a percentage of net sales increased by 110 basis points to 31.4% for the nine months ended April 29, 2017 from 30.3% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

Depreciation and Amortization Expense increased by $24.8 million, or 9.5%, to $286.6 million for the nine months ended April 29, 2017 from $261.8 million in the year-ago period. Depreciation and amortization expense for the Premium Fashion segment increased by $7.4 million primarily as the results reflected a 39-week period in Fiscal 2017 compared to the 36-week post-acquisition period in Fiscal 2016. For our other segments, depreciation and amortization expense increased by $17.4 million primarily due to the Company's ecommerce platform investment which was placed in service in the third quarter of Fiscal 2016 and investments in our distribution network primarily to integrate the operations of ANN.

Operating (Loss) Income. Operating loss was $1.305 billion for the nine months ended April 29, 2017 compared to operating income of $28.6 million in the year-ago period primarily due to the impairment of goodwill and other intangible assets, as well as the decrease in operating results discussed on a segment basis below. The operating results also reflected lower non-cash purchase accounting expenses of approximately $120 million recorded by our Premium Fashion segment in Fiscal 2016.

Operating results for our four operating segments are presented below:

	Nine Months Ended
	April 29, 2017	April 23, 2016	$ Change	% Change
	(millions)
Operating income (loss):
Premium Fashion	$88.5	$(32.4)	$120.9	NM
Value Fashion	15.4	69.6	(54.2)	(77.9)%
Plus Fashion	6.5	13.7	(7.2)	(52.6)%
Kids Fashion	(11.7)	44.6	(56.3)	NM
Unallocated acquisition and integration expenses	(31.6)	(66.9)	35.3	52.8%
Unallocated restructuring and other related charges	(48.0)	—	(48.0)	NM
Unallocated impairment of goodwill	(596.3)	—	(596.3)	NM
Unallocated impairment of other intangible assets	(728.1)	—	(728.1)	NM
Total operating (loss) income	$(1,305.3)	$28.6	$(1,333.9)	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results increased by $120.9 million as a result of lower non-cash purchase accounting expenses of approximately $120 million due primarily to the write-up of inventory to fair market value recorded in the year-ago period. The operating results for the nine months ended April 29, 2017 reflected a 39-week period and the nine months ended April 23, 2016 reflected the 36-week post-acquisition period. The operating results for the nine months ended April 29, 2017 reflected a decrease in comparable sales, partially offset by an improvement in gross margin rate, both discussed above. Operating expenses for the nine months ended April 29, 2017 reflected lower performance-based compensation, synergies savings associated with the transition into the Company's ecommerce fulfillment center, lower occupancy expenses and a decrease in administrative payroll costs mainly associated with the Change for Growth program as well as integration-related activities.
Value Fashion operating results decreased by $54.2 million as a result of the decreases in comparable sales and gross margin rate, both discussed above, as well as an increase in depreciation expense, offset in part by decreases in operating expenses. Operating expense reductions were driven by lower performance-based compensation, lower store variable expenses resulting from the decrease in sales volume, and a decrease in administrative payroll costs mainly associated with the Change for Growth program, partially offset by incremental marketing investments.
Plus Fashion operating results decreased by $7.2 million as a result of the decrease in comparable sales, as discussed above, and an increase in depreciation expense. These items were offset in part by an improvement in gross margin rate and decreased operating expenses. Operating expense reductions were driven by lower occupancy expenses, reduced marketing expenses, and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Kids Fashion operating results decreased by $56.3 million as a result of the decline in gross margin rate, the decrease in comparable sales, and the shift of the peak back-to-school week, discussed above, offset in part by a decrease in operating expenses. The shift of the peak back-to-school week negatively impacted results by approximately $10 million. Operating expense reductions were driven by lower occupancy expenses and lower performance-based compensation.

Unallocated Acquisition and Integration Expenses of $31.6 million for the nine months ended April 29, 2017 included $8.0 million of settlement charges and professional fees related to the termination of the pension plan acquired in the ANN Acquisition, $10.7 million of severance and retention costs and $12.9 million of other costs associated with the post-acquisition integration of ANN's operations. The $66.9 million in the year-ago period represents costs related to the ANN Acquisition consisting of $21.3 million of legal, consulting and investment-banking related transaction costs, $33.7 million of severance and retention-related expenses and $11.9 million of integration costs primarily to combine the operations and infrastructure of the ANN business into the Company's.

Unallocated Restructuring and Other Related Charges of $48.0 million for the nine months ended April 29, 2017 included $20.0 million of severance and other related expenses, $5.3 million for charges related to the previously disclosed Fleet Optimization and $22.7 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program.

Unallocated impairment of goodwill reflects the write down of the carrying values of the reporting units to their fair values and are included in our operating segments as follows: $428.9 million at our Premium Fashion segment, $107.2 at our Value Fashion segment and $60.2 million at our Plus Fashion segment.

Unallocated impairment of other intangible assets reflects the write down of the Company's trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name and $161.8 million of our Lane Bryant trade name.

Interest Expense increased by $0.4 million, or 0.5%, to $76.1 million for the nine months ended April 29, 2017 from $75.7 million in the year-ago period. The increase was mainly the result of an additional three weeks of interest expense on the term loan for the nine months ended April 29, 2017 due to the timing of the ANN Acquisition, offset in part by the impact of the principal redemptions and repayments of the term loan.

Gain on Extinguishment of Debt. During the year-ago period, the Company repurchased $65.0 million of the outstanding principal balance of the term loan at an aggregate cost of $61.6 million through open market transactions, resulting in a $0.8 million pre-tax gain, net of the proportional write-off of unamortized original discount and debt issuance costs of $2.6 million.

Benefit for Income Taxes represents federal, foreign, state and local income taxes. The Company records income taxes based on the estimated effective tax rate for the year. Income tax benefit increased by $309.9 million, to $329.8 million for the nine months ended April 29, 2017 from $19.9 million, primarily due to the impairment of other intangible assets. The effective tax rate was 23.9% for the nine months ended April 29, 2017 and the effective tax rate was 43.6% in the year-ago period. The expected annual tax rate computing the benefit is lower than the statutory federal and state tax rate primarily as $526.5 million of the impairment of goodwill is non-deductible for income tax purposes. The expected annual tax rate for the year-ago period is higher than the statutory federal and state tax rate primarily due to the impact of permanent items on a relatively low level of pretax income and the impact of the earnings mix on the overall state effective rate.

Net Loss increased by $1.026 billion to $1.052 billion for the nine months ended April 29, 2017 from $25.7 million in the year-ago period, primarily due to the impairment of goodwill and other intangible assets, as well as lower operating results, as discussed above.

Net Loss per Diluted Common Share increased by $5.27 to $5.40 per share for the nine months ended April 29, 2017 from $0.13 per share in the year-ago period, primarily as a result of an increase in net loss, as discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Nine Months Ended
	April 29, 2017	April 23, 2016
	(millions)
Net cash provided by operating activities	$194.9	$163.4
Net cash used in investing activities	(217.8)	(1,737.8)
Net cash (used in) provided by financing activities	(48.8)	1,579.8
Net (decrease) increase in cash and cash equivalents	$(71.7)	$5.4

Net cash provided by operating activities. Net cash provided by operations was $194.9 million for the nine months ended April 29, 2017, compared to net cash provided by operations of $163.4 million in the year-ago period. Cash provided by operations was higher during Fiscal 2017 as there were certain non-recurring payments made during the year-ago period, including an escrow payment of approximately $51 million for the proposed Justice pricing litigation settlement, payment of approximately $44 million to a former Justice executive and payment of approximately $95 million in employee-related obligations assumed in the ANN Acquisition. These items were mostly offset by lower net income before non-cash expenses (such as depreciation and amortization expense, the amortization of the acquisition-related inventory write-up and goodwill and other intangible asset impairment charges) as well as timing differences of other working capital payments in the current period.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended April 29, 2017 was $217.8 million, consisting primarily of capital expenditures of $207.3 million and the purchase of an intangible asset of $11.3 million. Net cash used in investing activities in the year-ago period was $1.738 billion, consisting primarily of $1.495 billion of cash paid in the ANN Acquisition and $268.8 million of capital expenditures, offset in part by $25.6 million of net proceeds from the sale of investments.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $48.8 million for the nine months ended April 29, 2017, consisting primarily of $122.5 million of principal repayments of our term loan debt, offset in part by net borrowings of debt under our amended revolving credit agreement of $72.5 million. Net cash provided by financing activities in the year-ago period was $1.580 billion, consisting primarily of $1.8 billion of borrowing under our term loan and $9.4 million of proceeds relating to our stock-based compensation plans, offset in part by net repayments of debt under our amended revolving credit agreement of $66.5 million, $66.1 million of redemptions of our term loan debt and $42.4 million of payments made for deferred financing costs related to the borrowing arrangements entered into as a result of the ANN Acquisition.

Capital Spending

Capital expenditures during the nine months ended April 29, 2017 were $207.3 million, which included both routine spending in connection with our retail store network, construction and renovation of our existing portfolio of retail stores as well as spending for non-routine capital investments including our omni-channel platform, fit-out of our Riverside, California distribution center, integration activity related to the ANN Acquisition and initiatives identified with Change for Growth program. For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2016 10-K.

The Company continually assesses its capital forecast and priority of projects. During the first quarter of Fiscal 2017, the Company lowered its full year outlook of planned store openings and, as a result, lowered its full year capital spending outlook for Fiscal 2017 to its current expected range of $235 million to $260 million. Our capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

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

As of April 29, 2017, the Company had Cash and cash equivalents of $300.1 million. Approximately $251 million, or 84%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% and 20% of any such cash repatriated. A U.S. tax liability has been previously provided for in the provision for income taxes for the portion that is not permanently reinvested and is currently classified within Deferred income taxes on the accompanying unaudited condensed consolidated balance sheets. We continue to assess options for use of our overseas cash and cash equivalents.

As of April 29, 2017, after taking into account the $72.5 million of revolving debt outstanding and the $31.3 million in outstanding letters of credit, the Company had $448.8 million of availability under the Amended Revolving Credit Agreement.

Debt

For a detailed description of the terms and restrictions under the amended revolving credit agreement ("Amended Revolving Credit Agreement") and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 9 to the accompanying unaudited condensed consolidated financial statements.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. Upon the closing of the Amended Revolving Credit Agreement, there were seven financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Amended Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future. The Company was in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of April 29, 2017. The Company believes the Amended Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future.

Term Loan

For the nine months ended April 29, 2017, the Company repaid a total of $122.5 million, which was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment until May 2018. We may from time to time seek to repay or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

The Company expects to incur cash interest expense of approximately $22 million on the Term Loan during the remainder of Fiscal 2017 based on the outstanding balance and interest rates in effect as of April 29, 2017. Such interest and principal payments are expected to be funded with our cash flows from operations.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Common Stock Repurchase Program

There were no purchases of common stock by the Company during the nine months ended April 29, 2017 under its repurchase program. For a complete description of the Company's 2016 Stock Repurchase Program, see Note 11 to the accompanying unaudited condensed consolidated financial statements.

We may from time to time continue to repurchase additional shares depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt agreements, among other factors.

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations as of April 29, 2017 and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its Amended Revolving Credit Agreement.

	Payments Due by Period
Contractual Obligations	Remainder of Fiscal 2017	Fiscal 2018- 2019	Fiscal 2020- 2021	Fiscal 2022 and Thereafter	Total
	(millions)
Long-term debt	$—	$111.5	$252.5	$1,305.0	$1,669.0
Interest payments on long-term debt	22.4	174.9	156.4	76.0	429.7
Total	$22.4	$286.4	$408.9	$1,381.0	$2,098.7

The following is a description of the Company's material, firmly committed contractual obligations as of April 29, 2017:

•	Long-term debt represents contractual payments of outstanding borrowings under our borrowing agreements as of April 29, 2017.

•
Interest payments on long-term debt represent interest payments related to our borrowing agreements. Interest payments on our Amended Revolving Credit Agreement, if any, were calculated based on the outstanding balance and the interest rates in effect as of April 29, 2017, as if the borrowings remain outstanding until mandatory repayment is required at expiration in August 2020. Interest payments on our Term Loan were calculated based on the interest rates in effect as of April 29, 2017 and the estimated outstanding balance, giving effect to the contractual payments in future periods.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2016 10-K.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Fiscal 2016 10-K. For a detailed discussion of the Company's critical accounting policies, see the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2016 10-K. Other than below, there have been no material changes to the Company’s critical accounting policies since July 30, 2016. Below is an update regarding the Company’s goodwill and other intangible assets.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Goodwill and Other Indefinite-lived Intangible Asset Impairment Assessment
As described in Note 3 to the accompanying unaudited condensed consolidated financial statements, the Company elected to early adopt "ASU" 2017-04, which removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. Under the new guidance, the Company evaluates assets for potential impairment, and then determines goodwill impairment by comparing the reporting unit's fair value to its carrying value. Goodwill impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.
To assist management in the process of determining goodwill impairment, the Company reviews and considers an appraisal from an independent valuation firm. Estimates of fair value are determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projected future cash flows (including timing of those cash flows), discount rates reflecting the risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables. Estimating the fair value is judgmental in nature, which could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

Historically, the Company organized its businesses into six reportable segments following a brand-focused approach: ANN, Justice, Lane Bryant, maurices, dressbarn and Catherines. In October 2016, the Company reorganized its businesses into four operating segments: Premium Fashion (ANN), Value Fashion (maurices and dressbarn), Plus Fashion (Lane Bryant and Catherines) and Kids Fashion (Justice). The Company's segment managers currently review discrete information for the Justice, Lane Bryant, maurices, dressbarn and Catherines brands. Discrete information for operating income (loss) does not exist for the Ann Taylor and LOFT brands in the Premium Fashion segment. As a result, the reporting units identified for the purposes of assessing goodwill for Fiscal 2017 are ANN, Justice, Lane Bryant, maurices, dressbarn and Catherines which is consistent with the reporting units for Fiscal 2016 when each segment was a separate reporting unit. No reporting units were combined for impairment testing.

Fiscal 2017 Interim Impairment Assessment

The third quarter of Fiscal 2017 marked the continuation of the challenging market environment in which the Company competes. Lower than expected comparable sales for the third quarter, along with a reduced comparable sales outlook for the fourth quarter led the Company to significantly reduce its level of forecasted earnings. The Company concluded that these factors, as well as the decline in the Company's stock price, represented impairment indicators which required the Company to test its goodwill and indefinite lived intangible assets for impairment during the third quarter of Fiscal 2017 (the "Interim Test").

As a result of a significantly lower forecasted revenue assumptions over the projection period, partially offset by the impact of estimated cost reductions resulting from the Change for Growth Program (refer to the Overview section of this MD&A for a detailed discussion), the Company recognized an impairment loss of $728.1 million to write down the carrying values of its trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name, and $161.8 million of our Lane Bryant trade name. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). In addition, the Company recognized a goodwill impairment charge of $596.3 million as follows: a goodwill impairment charge of $428.9 million at the ANN reporting unit, $107.2 million at the maurices reporting and $60.2 million at the Lane Bryant reporting unit to write down the carrying values of the reporting units (based on the revised carrying value after deducting the trade name impairments discussed above) to their fair values. The results of the Interim Test were also used to support our annual impairment test of the first day of the fourth quarter of Fiscal 2017.

Significant assumptions underlying the discounted cash flows included: a weighted average cost of capital ("WACC") of 11.0% to 15.0% which was determined from relevant market comparisons and adjusted for specific risks; operating income margin of mid-to-high single digits and a terminal growth rate of 2%. Changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in WACC rate would increase/decrease the fair value by approximately $60 million at ANN, $30 million at maurices and $15 million at Lane Bryant. A hypothetical 1% change in the operating income percentages in all periods would increase/decrease the fair value by approximately $120 million at ANN, $60 million at maurices and $45 million at Lane Bryant. Finally, a hypothetical 1% change in the terminal growth rate would increase/decrease the fair value by approximately $40 million at ANN,

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

$20 million at maurices and $10 million at Lane Bryant. Any changes in fair value resulting from changes in the assumptions discussed above would increase/decrease the impairment charges of the respective goodwill and trade name.

Additionally, if we continue to experience sustained periods of unexpected declines or shifts in consumer spending, or fail to realize the anticipated cost savings associated from the Change for Growth Program, it could adversely impact the long-term assumptions used in our Interim Test. Such trends may also have a negative impact on some of the other key assumptions used in the Interim Test, including anticipated gross margin and operating income margin as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. Such changes, if material, may require us to incur additional impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods, including our other reporting units that exceeded or substantially exceeded their respective carrying values. In that regard, our Justice reporting unit currently only exceeded its carrying value by 8%. The fair value of our Catherines reporting unit substantially exceeded its carrying value and was not at risk of impairment as of our Interim Test.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of April 29, 2017. There has been no change in the Company’s internal control over financial reporting during the quarter ended April 29, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 14 to the accompanying unaudited condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2016 10-K. There have been no material changes during the quarter ended April 29, 2017 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2016 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended April 29, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (January 29, 2017 – February 25, 2017)	—	$—	—	$ 181 million
Month # 2 (February 26, 2017 – April 1, 2017)	—	$—	—	$ 181 million
Month # 3 (April 2, 2017 – April 29, 2017)	—	$—	—	$ 181 million
________
(a)  In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's borrowing agreements, as more fully described in Note 9 to the accompanying unaudited condensed consolidated financial statements. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

Item 6 - EXHIBITS

Exhibit	Description

10.1	Amended and Restated Credit Card Program Agreement by and between Ascena Retail Group, Inc. and Capital One, National Association dated as of April 28, 2017

10.2	Amendment and Restatement of the Company’s Executive Severance Plan effective as of March 2, 2016.**

10.3	Amendment No. 1 to the Company’s Executive Severance Plan effective as of December 7, 2016.**

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Robb Giammatteo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

* This certification accompanies each report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
** Indicates a management contract, or compensatory plan or agreement.

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

ASCENA RETAIL GROUP, INC.

Date: June 8, 2017	BY: /s/ David Jaffe
David Jaffe, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2017	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)