Form 10-K
period 2017-07-29
Ascena Retail Group, Inc.
filed 2017-09-25
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 29, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $0.8 billion as of January 28, 2017, based on the last reported sales price on the NASDAQ Global Select Market on that date. As of September 21, 2017, 195,276,654 shares of voting common shares were outstanding.

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 7, 2017 are incorporated into Part III of this Form 10-K.

ASCENA RETAIL GROUP, INC.
FORM 10-K
FISCAL YEAR ENDED JULY 29, 2017

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

In this Annual Report on Form 10-K, references to “ascena,” “ourselves,” “we,” “us,” “our” or “Company” or other similar terms refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. Fiscal year 2017 ended on July 29, 2017 and reflected a 52-week period (“Fiscal 2017”); fiscal year 2016 ended on July 30, 2016 and reflected a 53-week period (“Fiscal 2016”); and fiscal year 2015 ended on July 25, 2015 and reflected a 52-week period (“Fiscal 2015”). All references to “Fiscal 2018” refer to our 53-week period that will end on August 4, 2018 when the Company conforms its fiscal period ends to the calendar of the National Retail Federation.

PART I

Item 1. Business.

General

The Company is a leading national specialty retailer of apparel for women and tween girls. The Company operates, through its 100% owned subsidiaries, ecommerce operations and approximately 4,800 stores in the United States, Canada and Puerto Rico. The Company had annual revenue for Fiscal 2017 of approximately $6.6 billion.

Change for Growth Program

In the first quarter of Fiscal 2017, the Company initiated a transformation plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). In connection with the program, the Company (i) refined its operating model by eliminating a number of executive positions and making organizational changes resulting in the creation of the Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion operating segments, (ii) further consolidated certain support functions into its brand services group, including Human Resources, Real Estate, Non-Merchandise Procurement, and Asset Protection, (iii) began transitioning certain transaction processing functions within the brand services group to an independent third-party managed-service provider, and (iv) conducted a review of its store fleet with the goal of reducing the number of marginally profitable stores through either rent reductions or store closures, in an effort to increase the overall profitability of the remaining store footprint and convert sales from these stores into ecommerce sales or to nearby store locations ("Fleet Optimization"). The Company realized savings of approximately $65 million during Fiscal 2017 and we expect to realize an additional $185-$235 million in cost savings through fiscal 2020. Activities associated with the Change for Growth program are currently expected to continue through fiscal 2019.

Integration of ANN

On August 21, 2015, the Company acquired 100% of the outstanding common stock of ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands, for an aggregate purchase price of approximately $2.1 billion (the "ANN Acquisition"), as more fully described in Note 5 to the accompanying consolidated financial statements. The acquisition is intended to diversify our portfolio of brands that serve the needs of women of different ages, sizes and demographics.

During Fiscal 2017, integration activities continued as the Company (i) completed the integration of ANN’s ecommerce operations into its Greencastle fulfillment center, (ii) negotiated favorable contracts with vendors and (iii) realized cost reductions from sourcing merchandise through third-party buying agents. As a result of these initiatives, the Company has realized cumulative integration-related cost savings of approximately $160 million through Fiscal 2017. We expect to realize additional synergies of approximately $75 million related to the integration of ANN in Fiscal 2018 and fiscal 2019.

Our Brands and Products

In connection with the Change for Growth program described above, effective the first quarter of Fiscal 2017, the Company reorganized into four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion.

Premium Fashion

The Premium Fashion segment consists of the Ann Taylor and LOFT brands.

Ann Taylor includes 322 specialty retail and outlet stores and ecommerce operations. Ann Taylor has been at the forefront of American fashion, leading the way with the idea that style shouldn’t be work and getting dressed should be about getting ready for really big days and those just as important small moments. Ann Taylor is polished, modern feminine classics with an iconic style point of view for every aspect of her life. Its retail stores are predominantly located in mall locations, lifestyle centers and outlet centers.

LOFT includes 678 specialty retail and outlet stores, ecommerce operations and certain licensed franchises in international territories. LOFT offers modern, feminine and versatile clothing for a wide range of women with one common goal: to help them look and feel confident, wherever the day takes them. From everyday essentials to attainable trends, LOFT consistently serves up head-to-toe outfits and perfect pieces that make getting dressed feel effortless. Its retail stores are predominantly located in mall locations, lifestyle centers and outlet centers.

Value Fashion

The Value Fashion segment consists of the maurices and dressbarn brands.

maurices includes 1,005 specialty retail and outlet stores and ecommerce operations, offering up-to-date core and plus-size fashion apparel. maurices stores are concentrated in small markets (approximately 25,000 to 150,000 people), and cater to local market preferences through a core merchandise assortment that is refined to reflect individual store demands. Through its proprietary label, the maurices product line encompasses women’s casual clothing, career wear, dressy apparel, active wear and accessories. maurices retail stores are typically located near large discount and department stores to capitalize on the traffic those retailers generate, while differentiating itself by offering a wider selection of style, color and current fashion, along with an elevated customer shopping experience.

dressbarn includes 779 specialty retail and outlet stores and ecommerce operations, offering moderate-to-better quality career, special occasion and casual fashion for working women in a comfortable, easy-to-shop environment staffed by friendly, service oriented associates. dressbarn’s individual store assortments vary depending on local demographics, seasonality and past sales patterns. dressbarn retail stores are located primarily in convenient strip shopping centers in major trading and high-density markets and in surrounding suburban areas.

Plus Fashion

The Plus Fashion segment consists of the Lane Bryant and Catherines brands.

Lane Bryant includes 764 specialty retail and outlet stores and ecommerce operations. Lane Bryant is a widely recognized brand name in plus-size fashion with stores concentrated in suburban and small towns, offering fashionable and sophisticated apparel at a moderate price point to female customers in plus-sizes 14-28 through its namesake and Cacique intimates private labels, along with select national brands. Merchandise assortment offerings include intimate apparel, wear-to-work apparel, sportswear, accessories, select footwear and social occasion apparel. Lane Bryant retail stores are located in mall locations, strip shopping centers, lifestyle centers and outlet centers.

Catherines includes 359 specialty retail stores and ecommerce operations, offering a full range of plus sizes (16-34) and extended sizes (28-34). Catherines offers classic apparel and accessories to female customers in the moderate price range for wear-to-work and casual lifestyles. Catherines retail stores are concentrated in suburban and small towns and are primarily located in strip shopping centers.

Kids Fashion

The Kids Fashion segment, which consists of the Justice brand, includes 900 specialty retail and outlet stores, ecommerce operations and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 6 to 12 in an environment designed to match the energetic lifestyle of tween girls. Justice's merchandise mix represents the broad assortment that its girl wants in her store - a mix of apparel, accessories, footwear, intimates and lifestyle products, such as cosmetics and bedroom furnishings, to meet all of her needs. Justice retail stores are located in mall locations, strip shopping centers, lifestyle centers and outlet centers.

The tables below present net sales and operating (loss) income by operating segment for the last three fiscal years:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales:	(millions)
Premium Fashion (a)	$2,322.6	$2,330.9	$—
Value Fashion	1,950.2	2,094.6	2,084.2
Plus Fashion	1,353.9	1,463.6	1,441.9
Kids Fashion	1,023.1	1,106.3	1,276.8
Total net sales	$6,649.8	$6,995.4	$4,802.9

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Operating (loss) income:	(millions)
Premium Fashion (a) (b)	$140.9	$13.3	$—
Value Fashion	12.2	92.0	136.6
Plus Fashion	15.5	36.9	29.4
Kids Fashion	(36.7)	29.0	(62.8)
Unallocated acquisition and integration expenses	(39.4)	(77.4)	(31.7)
Unallocated restructuring and other related charges	(81.9)	—	—
Unallocated impairment of goodwill	(596.3)	—	(261.7)
Unallocated impairment of intangible assets	(728.1)	—	(44.7)
Total operating (loss) income	$(1,313.8)	$93.8	$(234.9)
_______

(a)	The results of the Premium Fashion segment for the post-acquisition period from August 22, 2015 to July 30, 2016 are included within the Company's consolidated results of operations for Fiscal 2016.

(b)
The results of the Premium Fashion segment for Fiscal 2016 include approximately $126.9 million of non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value.

Over the past five fiscal years, the Company has invested approximately $3.5 billion in acquisitions, capital improvements, supply chain integration and technology infrastructure improvements, which were funded through cash, debt and the issuance of common stock. As a result, net sales increased to approximately $6.6 billion in Fiscal 2017 from $4.7 billion in Fiscal 2013.

Omni-channel

The Company continues to invest in initiatives that support our omni-channel strategies. During Fiscal 2017, we completed the transition of all brands onto our new ecommerce platform with our dressbarn, Lane Bryant and Catherines brands added to the platform. The aforementioned initiatives allow our brands to (i) provide customers a seamless omni-channel shopping experience in-store and online, (ii) integrate our marketing efforts to increase in-store and online traffic, (iii) improve product availability and fulfillment efficiency and (iv) enhance our capability to collect and analyze customer transaction data to support strategic decisions. Additionally, the Company's new distribution center in Riverside, California commenced west coast brick-and-mortar distribution this past spring. The Company's distribution centers in Etna, Ohio and Riverside, California, and its fulfillment center in Greencastle, Indiana, are expected to enhance its fulfillment capability and distribution efficiency.
Our brands sell products online through their ecommerce sites:

•	Ann Taylor – www.anntaylor.com

•	LOFT – www.LOFT.com and www.louandgrey.com

•	Justice – www.shopjustice.com

•	Lane Bryant – www.lanebryant.com

•	maurices – www.maurices.com

•	dressbarn – www.dressbarn.com

•	Catherines – www.catherines.com

Store Locations

Our stores are typically open seven days a week and most evenings. As of July 29, 2017, we operated approximately 4,800 stores in the United States, Canada and Puerto Rico. Ann Taylor and LOFT have stores in 41 and 46 states, respectively, as well as the District of Columbia, Canada and Puerto Rico. In addition, LOFT has five international franchise stores. Justice has stores in 48 states and Canada as well as 87 international franchise stores, while maurices has stores in 45 states and Canada. dressbarn has stores in 48 states and the District of Columbia. Lane Bryant and Catherines have stores located in 47 and 44 states, respectively.

During Fiscal 2017, no store accounted for more than 1% of our total sales. The table below indicates the type of shopping facility in which our stores were located as of July 29, 2017:

Type of Facility	Ann Taylor	LOFT	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Strip Shopping Centers	3	53	195	380	583	582	349	2,145
Enclosed Malls	118	219	503	187	344	47	6	1,424
Outlet Malls and Outlet Strip Centers	125	155	114	115	57	150	1	717
Lifestyle Centers and Downtown Locations	76	251	88	82	21	—	3	521
Total	322	678	900	764	1,005	779	359	4,807

As of July 29, 2017, our stores had a total of 26.4 million square feet, consisting of Ann Taylor with 1.7 million square feet, LOFT with 3.9 million square feet, Justice with 3.8 million square feet, Lane Bryant with 4.2 million square feet, maurices with 5.1 million square feet, dressbarn with 6.2 million square feet and Catherines with 1.5 million square feet. All of our store locations are leased. Some of our leases contain renewal options and termination clauses, particularly in the early years of a lease, which are exercisable if specified sales volumes are not achieved.

Store Count by Brand

	Fiscal 2017
	Ann Taylor	LOFT	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Beginning of Period	340	682	937	772	993	809	373	4,906
Opened	3	15	2	8	28	6	1	63
Closed	(21)	(19)	(39)	(16)	(16)	(36)	(15)	(162)
End of Period	322	678	900	764	1,005	779	359	4,807

	Fiscal 2016
	Ann Taylor	LOFT	Justice	Lane Bryant	maurices	dressbarn	Catherines	Total
Beginning of Period	—	—	978	765	951	824	377	3,895
Stores added from ANN Acquisition	359	680	—	—	—	—	—	1,039
Opened	6	15	8	30	52	15	3	129
Closed	(25)	(13)	(49)	(23)	(10)	(30)	(7)	(157)
End of Period	340	682	937	772	993	809	373	4,906

As discussed above, in connection with the Change for Growth program in Fiscal 2017, the Company conducted a strategic review of its store fleet with the goal of improving overall profitability and cash flows of its store portfolio through either rent concessions or store closures. That review identified 667 stores for action, of which 120 were closed in Fiscal 2017. Store actions under the Change for Growth program are expected to continue through fiscal 2019.

Trademarks

We have U.S. Trademark Registration Certificates and trademark applications pending for the operating names of our stores and our major private label merchandise brands. We believe our trademarks such as ANN TAYLOR®, LOFT®, ANN TAYLOR LOFT®, LOU & GREY®, JUSTICE®, LANE BRYANT®, LANE BRYANT OUTLET®, CACIQUE®, RIGHT FIT®, MAURICES®, DRESSBARN®, CATHERINES®, CATHERINES PLUS SIZES® and DRESSBAR® and 6th & LANE® are essential to the continued success of our business. We intend to maintain our trademarks and related registrations and vigorously protect them against infringement.

International Operations

As of July 29, 2017, Ann Taylor, LOFT, Justice and maurices had 4, 9, 39 and 37 company-operated stores in Canada, respectively. Additionally, we earn licensing revenue through international franchise stores operated under franchise arrangements. Licensing revenue is less than 1% of our consolidated annual net sales. As of July 29, 2017, LOFT and Justice had 5 and 87 international franchise stores, respectively. We continue to explore international opportunities for our brands. International revenue from company-owned stores and franchised stores accounts for approximately 2% of our consolidated annual net sales.

Sourcing

The Company's brands source their products either through its internal sourcing operations, Ascena Global Sourcing (“AGS”), or through third-party buying agents. Factors affecting the selection of sourcing channels include cost, speed-to-market, merchandise selection, vendor capacity and fashion trends.

Operating through offices primarily located in Seoul, South Korea, Shanghai, China and Hong Kong, AGS maintains direct relationships with manufacturing partners, enabling desired product quality control and speed to market, along with favorable pricing as compared to market vendors.

The Company also sources some of its merchandise through third-party buying agents based mainly in Asia. The Company partners with these agents to inform product development by leveraging insight into fashion trends and customer preferences. In certain instances (e.g. sourcing in developing countries, or for specific product attribute or unique capability), this buying-agent sourcing network provides favorable cost, quality and/or flexibility for the Company's merchandising teams.

Merchandising and Design

We continue to focus on building our merchandising and design functions to align with our market positions and support our direct sourcing model. Our merchandising and design teams determine inventory needs for the upcoming season in response to fast changing fashion trends and customer preferences. Over the last few years, we have made substantial investment in acquiring and retaining merchandising and design talent to allow us to differentiate our fashion offering, which we believe is a critical enabler for our long-term success.

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

Customer Relationship Management

We continue to focus on building our customer relationships and promoting customer loyalty through various programs including brand-specific loyalty and credit card programs. Customers shopping at our brands who are enrolled in our loyalty programs earn reward points that are redeemable toward future purchases. Our brands also offer credit card programs to eligible customers in the United States. To encourage customers to apply for a credit card, we provide a discount to approved card members on all purchases made with a new card on the day of application acceptance. Rewards points are then earned on purchases made with the credit card at that brand. In addition, under the co-branded credit card program, certain of our brands offer the customer the option of earning additional reward points for purchases made at any other business in which the card is accepted.
These programs provide useful information that allows us to enhance our existing customer relationship management capabilities. Using data analytic tools, we obtain more insightful information about our customer preferences and shopping behaviors, allowing us to deliver a more targeted and personalized shopping experience.
Community Service

ascena and its brands have a rich history of giving. This is demonstrated through ascena cares, which reflects our culture and the extraordinary philanthropic efforts taking place within our organization. Together, we have a shared commitment for making the world a better place for the women and girls we serve, for the communities where we live and work and for our dedicated associates. The Company is also proud to sponsor the Roslyn S. Jaffe Awards, in which monetary grants are awarded to female social entrepreneurs who are making a meaningful difference for women and children. Whether through collective partnerships or individual brand outreach efforts, ascena supports the women who buy, make and sell our products. More information about the history of our charitable giving, including the charities we support, is available at www.ascenacares.com.

Competition

The retail apparel industry is highly competitive and increasingly fragmented. We compete with numerous retailers, including department stores, off-price retailers, specialty stores and Internet-based retailers, on pricing, styles and fulfillment capability. Our business is vulnerable to demand and pricing shifts, channel shifts and changes in customer preferences. Some of our competitors operate at a lower cost structure, and are able to offer better pricing; others have more sophisticated ecommerce or omni-channel capacities. Some of our competitors include Gap Inc., Amazon, Walmart, Macy’s, JCPenney, Target and TJX Companies. Other competitors may enter the markets that we serve. If we fail to compete successfully, we could face continued sales declines and may need to offer greater discounts to our customers, which could result in decreased profitability. We are aggressively working to differentiate our brands and our assortments to reinforce the value proposition we deliver by focusing on our target customers and by offering up-to-date fashion, superior customer service and shopping convenience across our multiple sales channels.

Merchandise Vendors

We purchase our merchandise from many domestic and foreign suppliers. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier as no third-party supplier accounts for more than 10% of our merchandise purchases. We believe that we have good working relationships with our suppliers.

Employees

As of July 29, 2017, we had approximately 64,000 employees, 48,000 of whom worked on a part-time basis. We typically add temporary employees during peak selling periods, which vary throughout the year at each of our brands, and adjust the hours they work to coincide with holiday shopping patterns. None of our other employees are covered by any collective bargaining agreement at the end of Fiscal 2017 except for approximately 60 employees of Lane Bryant that were represented by unions. We believe that we have good working relations with our employees and unions.

Executive Officers of the Registrant

The following table sets forth the name, age and position of our Executive Officers:

Name	Age	Positions
David Jaffe	59	Chief Executive Officer and Chairman of the Board
Brian Lynch	59	President and Chief Operating Officer
Gary Muto	58	President and Chief Executive Officer-ascena Brands
John Pershing	46	Executive Vice President, Chief Human Resources Officer
Duane D. Holloway	45	Executive Vice President, General Counsel and Assistant Secretary
Robb Giammatteo	45	Executive Vice President and Chief Financial Officer
Daniel Lamadrid	42	Senior Vice President and Chief Accounting Officer

Mr. David Jaffe serves as a director (since 2001), as our CEO (since 2002) and as Chairman of the Board (since 2016). Mr. Jaffe was appointed Chairman and Chief Executive Officer in July 2017. Previously, he had been President from 2002-2017, and Vice Chairman and Chief Operating Officer since 2001. Mr. Jaffe joined our Company in 1992 as Vice President, Business Development and became Senior Vice President in 1995, Executive Vice President in 1996 and Vice Chairman in 2001. Mr. Jaffe is the son of Elliot S. Jaffe, our co-founder and Chairman Emeritus and Roslyn S. Jaffe, our co-founder and Company Secretary.

Mr. Brian Lynch became President and Chief Operating Officer in 2017.  Prior to his most recent appointment, Mr. Lynch served as Chief Operating Officer of the Company. He joined our organization in 2015 as President and Chief Executive Officer of the Company’s Justice brand.  Mr. Lynch has over 35 years of fashion and retail experience, having previously held a variety of executive leadership positions with ANN INC., Gap Inc. and The Walt Disney Company.

Mr. Gary Muto became President and Chief Executive Officer, ascena Brands in 2017. Prior to his most recent appointment, Mr. Muto served as President and Chief Executive Officer of the Company’s Premium Fashion segment since October 2016, and as President and Chief Executive Officer of ANN, since October 2015. Mr. Muto has over 25 years of fashion and retail experience, having previously held a variety of executive leadership positions with Gap Inc.

Mr. John Pershing became Executive Vice President, Chief Human Resources Officer in 2015.  He joined the Company in 2011 as Senior Vice President, Human Resources of both the corporate brand services group and dressbarn. Prior to joining the Company, Mr. Pershing spent over 20 years at Best Buy in a variety of leadership roles and was most recently Executive Vice President, Human Capital.

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

Mr. Daniel Lamadrid was appointed Senior Vice President and Chief Accounting Officer in August 2017. Prior to joining the Company, Mr. Lamadrid was the Senior Vice President, Chief Accounting Officer and Controller at Vitamin Shoppe, Inc. Prior to Vitamin Shoppe, Mr. Lamadrid held various financial leadership roles at Polo Ralph Lauren, Hartz Mountain Corporation and Babies R Us, a division of Toys R Us. Mr. Lamadrid began his career in public accounting.

Effective on August 25, 2017, Mr. Kevin Trolaro, 47, Vice President, Financial Reporting, was designated as the Company’s interim Principal Accounting Officer for the purpose of signing the Company’s Fiscal 2017 Annual Report on Form 10-K. Immediately following the filing of the Fiscal 2017 Annual Report on Form 10-K Mr. Lamadrid, the Chief Accounting Officer of the Company, will assume the role of Principal Accounting Officer.

Item 1A. Risk Factors.

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our operational results, our financial condition, our liquidity, the trading prices of our securities, and the actual outcome of matters as to which forward-looking statements are made in this report. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. Our operational results, financial position and cash flows could be negatively impacted by a number of factors including, but not limited to those described below. Many of these factors are outside of our control, currently believed to be immaterial and/or not presently known to us. If we are not successful in managing these risks, they could have a negative impact our business, operational results, financial position and cash flows.

Macroeconomic and Industry Risks

General economic conditions may adversely affect our business.

Our performance is subject to macroeconomic conditions and their impact on levels of consumer spending. Some of the factors negatively impacting consumer spending include volatility in national and international financial markets, consumer confidence, fiscal and monetary policies of government, high unemployment, lower wage levels, increased taxation, credit availability, high consumer debt, reductions in net worth, higher fuel, energy and other prices, tax policies, increasing interest rates, severe weather conditions, the threat of or actual terrorist attacks, military conflicts, the domestic or international political environment, and general uncertainty regarding the overall future economic environment. Lastly, consumer spending habits continue to shift on an accelerated pace towards an increasing preference to purchase merchandise digitally as opposed to in traditional brick-and-mortar retail stores. Such macroeconomic and other factors could have a negative effect on consumer spending in the U.S., which in turn could have a material effect on our business, operational results, financial condition and cash flows

Existing and increased competition and fundamental shifts in the women’s and girls' retail apparel industry may reduce our net revenues, operational results and market share.

The women’s and girls’ retail apparel industry is highly competitive. Although the Company is one of the nation’s largest specialty retailers, we have numerous and varied competitors at the national and local level, primarily consisting of department stores, off-price retailers, other specialty stores, discount stores, mass merchandisers, Internet and mail-order retailers, some of whom have advantages over us, including substantially greater financial, marketing or promotional resources. Many retailers, such as department stores, also offer a broader selection of merchandise than we offer, continue to be promotional by reducing their selling prices, and in some cases are expanding into markets in which we have a significant presence.

In addition, the growth and prominence of fast-fashion and value-fashion retailers and expansion of off-price retailers have fundamentally shifted customers’ expectations of affordable pricing of well-known brands and continued promotional pressure. The rise of these retailers as well as the shift in shopping preferences from brick-and-mortar stores to the ecommerce channel, where online-only businesses or those with robust ecommerce capabilities continue to grow, have increased the difficulty of maintaining and gaining market share. Such competition, pricing pressures, shopping preferences and loss of market share could have a material adverse effect on our business, operational results, financial position and cash flows.

Our stock price may be volatile.

The market price of our stock has fluctuated substantially and may continue to fluctuate significantly. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our stock, among other factors, could cause the market price of our stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies. This volatility could affect the price at which shares of our stock could be sold.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of the company’s securities. Such litigation could result in substantial costs, divert our management’s attention and resources and have a material adverse effect on our business, operational results, financial position and cash flows.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in the United States and numerous international jurisdictions. In addition, our merchandise is subject to import and excise duties and/or sales or value-added taxes in certain jurisdictions. At any one time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and reserves are re-evaluated. In addition, our effective tax rate in any given financial reporting period may be materially impacted by changes in the mix and level of earnings or losses by taxing jurisdictions or by changes to existing accounting rules, regulations or interpretations thereof.

Operational Risks

Our business is dependent upon our ability to accurately predict fashion trends and customer preferences in a timely manner.

Fashion apparel trends and customer preferences are volatile and tend to change rapidly, particularly for women and tween girls. Our success depends largely on our ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by us to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise, which in turn could adversely affect our business and our image with our customers. Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, we are vulnerable to changes in consumer preferences and demand, price shifting, and the optimal selection and timing of merchandise purchases. If we miscalculate either the demand for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would have an adverse effect on our business, operational results, financial position and cash flows.

We may not fully realize the expected cost savings and/or operating efficiencies from the Change for Growth program.

We have implemented, and plan to continue to implement the Change for Growth program, as described in Item 1 - Business. The Change for Growth program is designed to deliver long-term sustainable growth by enhancing our operating effectiveness and efficiency, rightsizing and increasing the quality of our distribution channels, and reducing our operating costs. The Change for Growth program presents significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including:

•	higher than anticipated costs in implementing planned workforce reductions;

•	higher than anticipated lease termination and store closure costs related to the Fleet Optimization, which is discussed below;

•	failure to meet operational targets or customer requirements due to the loss of employees or inadequate transfer of knowledge;

•	failure to maintain adequate controls and procedures while executing, and subsequent to, completing the Change for Growth program;

•	diversion of management’s attention and resources from ongoing business activities and/or a decrease in employee morale;

•	attrition beyond any planned reduction in workforce; and

•	damage to our reputation and brand image due to our restructuring-related activities, including certain store closures.

If we are not successful in implementing and managing the Change for Growth program, we may not be able to achieve targeted operating enhancements and/or cost reductions within the expected time frame, which could adversely impact our business, results of operations and financial condition. Our failure to achieve targeted operating enhancements and/or cost reductions could also result in the implementation of additional restructuring-related activities, which may be dilutive to our earnings in the short term.

We may not fully realize the benefits from the Fleet Optimization initiative as part of the Change for Growth program.

In Fiscal 2017, as part of its Change for Growth program, the Company completed the Fleet Optimization review. This review had the goal of reducing the number of marginally profitable stores, through rent reductions or store closures, in an effort to increase the overall profitability of the remaining store footprint. The estimated costs and benefits associated with this initiative may vary materially based on various factors including: timing in execution, outcome of negotiations with landlords, and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing all, or any portion, of the anticipated benefits of the Fleet Optimization initiative.

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

As we transition certain functions to an external managed service provider, we will become more dependent on the third party performing these functions.

As part of our long-term strategy, we look for opportunities to cost effectively enhance capability of business services. In some cases, this requires that we work with third parties to provide services and/or functions that can be provided more effectively by external third party providers, as more fully described in Note 7 to the accompanying consolidated financial statements. While we believe we conduct appropriate due diligence before entering into agreements with these third parties, the failure of any of these third parties to provide the expected services, provide them on a timely basis or to provide them at the prices we expect could disrupt or harm our business. Any significant interruption in the operations of these service providers, over which we have no control, could also have an adverse effect on our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

Our international service providers and our own international operations subject us to additional risks, which could have an adverse effect on our results of operations and may impair our ability to operate effectively.

Recently, we engaged in efforts to reduce our costs by utilizing lower-cost labor outside the U.S. through outsourcing arrangements. It is likely that the countries where our outsourcing vendors are located may be subject to higher degrees of political and/or social instability than the U.S. and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions could impact our ability to deliver our products and services on a timely basis, if at all, and to a lesser extent could decrease efficiency and increase our costs. Fluctuations of the U.S. dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce the savings we planned to achieve. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the U.S., which ultimately could have an adverse effect on our results of operations.

In addition, the U.S. or the foreign countries in which we have service provider arrangements or operate could adopt new legislation or regulations that would adversely affect our business by making it difficult, more costly or impossible for us to continue our foreign activities as currently being conducted. Furthermore, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act ("FCPA"). Any violations of FCPA or local anti-corruption laws by us, our subsidiaries or our local agents could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

Our ability to maintain our brand image, engage new and existing customers and gain market share.

Our ability to maintain our brand image and reputation is integral to our business as well as the implementation of strategies to expand it. Maintaining, promoting and growing our brands will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality customer experience. In addition, our success depends, in part, on our ability to keep existing customers, while engaging and attracting new customers to shop our brands. Our business and results of operations could be adversely affected if we fail to achieve these objectives for any of our brands and failure to achieve consistent, positive performance at several of our brands simultaneously could have an adverse effect on our sales and profitability. In addition, our ability to address the challenges of declining store traffic at our brick-and-mortar stores, in a highly promotional, low growth environment may impact our ability to maintain and gain market share and also impact our business, operational results, financial position and cash flows.

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

We depend on key personnel in order to support our existing business and future initiatives and may not be able to retain or replace these employees, recruit additional qualified personnel or effectively manage succession.

We believe that we have benefited substantially from our leadership and the experience of our senior executives. The loss of the services of our senior executives could have a material adverse effect on our business and projects, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. In addition, as our business develops, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. Competition for senior management is intense and we may not be successful in attracting and retaining key personnel.

We rely on foreign sources of production.

We purchase a significant portion of our merchandise directly from foreign markets. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult for goods sourced outside the United States. We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including, but not limited to:

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

New legislative initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries. The future performance of our business depends on foreign suppliers, and may be adversely affected by the factors listed above, all of which are beyond our control. The foregoing may result in our inability to obtain sufficient quantities of merchandise or increase our costs.

We require our independent manufacturers to operate in compliance with applicable laws and regulations and our internal requirements. Our vendor code of conduct, guidelines and other compliance programs promote ethical business practices, and we monitor compliance with them; however, we do not control these manufacturers, their labor practices, the health and safety conditions of their facilities, or their sources of raw materials, and from time to time these manufactures may not be in compliance with these standards or applicable laws. Significant or continuing noncompliance with such standards and laws by one or more manufacturer could have a negative impact on our reputation and our business.

Any of the aforementioned risks, independently or in combination with others, could have an adverse effect on our business, operational results, financial position and cash flows.

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

Our business could suffer a material adverse effect if our distribution or fulfillment centers were shut down or disrupted.

Nearly all of the merchandise we purchase is shipped directly to our distribution and fulfillment centers, where it is prepared for shipment to the appropriate stores or to the customer directly through our ecommerce channel. We depend in large part on the orderly operation of our receiving and distribution process, which depends, in turn, on adherence to shipping schedules, proper functioning of our information technology and inventory control systems and overall effective management of our distribution and fulfillment centers. As a result of damage to, or prolonged interruption of, operations at any of these facilities due to a work stoppage, supply chain disruption, inclement weather, natural or man-made disasters, system failures, slowdowns or strikes, acts of terror or other unforeseen events, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores or customers, which in turn could have a material adverse effect on our business, financial position, operational results and cash flows.

Although we maintain business interruption and property insurance for these facilities, management cannot be assured that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us, if our distribution or fulfillment centers are shut down or interrupted for any unplanned reason.

Our business could suffer as a result of increases in the price of raw materials, labor, energy, freight and trade relations.

Raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high or low demand for fabrics, labor conditions, transportation or freight costs, currency fluctuations, weather conditions, supply conditions, government regulations, economic inflation, market speculation and other unpredictable factors. Increases in the demand for and price of cotton, wool and other raw materials used in the production of fabric and accessories, as well as increases in labor and energy costs or shortages of skilled labor, could result in increases for the costs of our products as well as their distribution to our distribution centers, retail locations and to our customers. The Company is also susceptible to fluctuations in the cost of transportation. Additionally, greater uncertainty with respect to trade relations, such as the imposition of unilateral tariffs on imported products, could result in higher product costs, which could have a material adverse effect on our business, operational results, financial position and cash flows.

Our business could suffer as a result of disruptions at ports used to import our products.

We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are imported, we and our vendors may have to ship some or all of our products from Asia or other regions by air freight or to alternate shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be reduced. Similarly, shipping to alternate destinations in the United States could lead to increased lead times and costs for our products. A disruption at ports (domestic or abroad) through which our products are imported could have a material adverse effect on our business, operational results, financial position and cash flows.

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

We rely on our existing information technology systems in operating, supporting and monitoring all major aspects of our business, including sales, warehousing, fulfillment, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. We regularly evaluate and make investments to upgrade, enhance or replace these systems, as well as leverage new technologies to support our growth strategies. We are aware of inherent risks associated with operating, replacing and modifying these systems, including inaccurate system information and system disruptions. We believe we are taking appropriate action to mitigate the risks through testing, training, staging implementation and in-sourcing certain processes, as well as securing appropriate commercial contracts with third-party vendors supplying such replacement and redundancy technologies; however, there is a risk that information technology system disruptions and inaccurate system information, if not anticipated and/or appropriately mitigated, could have a material adverse effect on our business, operational results, financial position and cash flows.

The reliability and capacity of our information technology systems (including third-party hardware and software systems or services) are critical to our continued operations. Despite our precautionary efforts, our information technology systems are vulnerable from time to time to damage or interruption from, among other things, natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses and security breaches, which may require significant investment to fix or replace, and we may suffer loss of critical data and interruptions or delays to our operations.

While we believe that we are diligent in selecting vendors, systems and services to assist us in maintaining the integrity of our information technology systems, we realize that there are risks and that no guarantee can be made that future disruptions, service outages/failures or unauthorized intrusions will not occur. Certain of our information technology support functions are performed by third-parties in overseas locations. Failure by any of these third-parties to implement and/or manage our information systems and infrastructure effectively and securely could impact our operational results, financial position and cash flows.

We are subject to cybersecurity risks and may incur increased expenses to mitigate our exposure.

Our business and that of our third-party service providers employ systems and websites that allow us to process credit card transactions containing personally identifiable information ("PII"), perform online ecommerce and social media activities, and store and transmit proprietary or confidential customer, employee, job applicant and other personal confidential information. Security and/or privacy breaches, acts of vandalism or terror, computer viruses, misplaced or lost data, programming, and/or human error or other similar events could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks or intrusions. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur significant and additional costs, including, but not limited to the costs to deploy additional personnel and protection technologies, training employees, engaging third-party experts and consultants and compliance costs associated with various applicable laws or industry standards regarding use and/or unauthorized disclosure of PII. We may also incur significant remediation costs, including liability for stolen customer, job applicant or employee information, repairing system damage or providing credit monitoring or other benefits to affected customers, job applicants or employees. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data from being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by our third-party service providers that result in the unauthorized release of personal or confidential information. We have recently identified signs of unauthorized access to a web application server and engaged a third-party cyber-security firm to determine the nature and extent of such access. This investigation remains ongoing. At this time, the Company is not able to estimate the costs, or a range of costs, related to this incident. Although we maintain cyber-security insurance there can be no assur ance that our insurance coverage will cover the particular cyber incident at issue or that such coverage will be sufficient, or that insurance proceeds will be paid to us in a timely manner.

The protection of customer, employee and Company data is critical. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, customers have a high expectation that we will adequately protect their personal information. Any actual or perceived misappropriation or breach involving this data could attract negative media attention, cause harm to our reputation or result in liability (including but not limited to fines, penalties or lawsuits), any of which could have a material adverse effect on our business, operational results, financial position and cash flows.

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

On October 1, 2015 the payment cards industry began shifting liability for certain debit and credit card transactions to retailers who do not accept Europay, MasterCard and Visa (“EMV”) chip technology transactions. All ascena brands have implemented EMV chip technology in its stores and are in the final process of certification. Until we have final verification on certification, we may be liable for chargebacks related to counterfeit transactions generated through EMV chip enabled cards, which could negatively impact our operational results, financial position and cash flows.

Our ability to successfully integrate new acquisitions.

The success of our businesses depends on our ability to integrate and manage our expanding operations, to realize opportunities for revenue growth and to eliminate redundant and excess costs. Achieving the anticipated benefits of previous and future acquisitions, including the ANN Acquisition, may present a number of significant risks and considerations, including, but not limited to:

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

Under generally accepted accounting principles, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. As described in Note 6 to the accompanying consolidated financial statements included elsewhere herein, in the third quarter of Fiscal 2017, we recorded impairment charges of $596.3 million related to goodwill and $728.1 million related to other intangible assets. As of July 29, 2017, we had approximately $1.2 billion of goodwill and other intangible assets related to the acquisitions of maurices in January 2005, Justice in November 2009, Lane Bryant and Catherines in June 2012 and ANN in August 2015. Current and future economic conditions, as well as the other risks noted in this Item 1A, may adversely impact our brands' ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. As discussed in our Critical Accounting Policies included elsewhere herein, these events could materially reduce our brands' profitability and cash flow which could, in turn, lead to a further impairment of our goodwill and other intangible assets. Furthermore, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in additional impairments to our goodwill, intangible assets and other long-lived assets. Any impairment could have a material effect on our operational results and financial condition.

Our gross margins could be adversely affected if we are unable to manage our inventory effectively.

Our profitability depends upon our ability to manage appropriate inventory levels and respond quickly to shifts in consumer demand patterns. We must properly execute our inventory management strategies by appropriately allocating merchandise among our stores and online, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores and online, adjusting our merchandise mix between our brands, appropriately changing the allocation of our product categories to respond to customer demand and effectively managing pricing and markdowns. If we overestimate customer demand for our merchandise, we may need to sell the excess inventory at lower prices which would negatively impact our gross margins and could have a material effect on our business, operational results, financial condition and cash flows. If we underestimate customer demand for our merchandise, we may experience inventory shortages which may result in missed sales opportunities that could have a material effect on our business, operational results, financial condition and cash flows.

Our efforts to expand internationally may not be successful.

We intend to expand our operations and presence in existing and new countries in the future. Several of our brands have expanded their presence into Canada as well as certain countries in the Middle East, Southeast Asia, Central America and South America, either through their own retail operations or through franchise or other licensing operations.

As we expand internationally, we may incur significant costs associated with the start-up and maintenance of foreign operations. Costs may include, but are not limited to, obtaining locations for stores, setting up foreign offices, hiring experienced management and maintaining good relations with associates. We may be unable to open and operate new stores successfully, or we may face operational issues that delay our intended pace of international store growth. In many of these new locations, we face major, established competitors. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have more experience. Consumer tastes and trends may differ in many of these locations and, as a result, the sales of our merchandise may not be successful or result in the margins we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, could adversely affect our ability to achieve the objectives that we have established.

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

Other challenges associated with international expansion may include diverting financial, operational and managerial resources from our existing operations and/or result in increased costs, which could adversely impact our financial condition and results of operations. Failure to implement our international expansion plan consistent with our internal expectations, whether as a result of one or more of the factors listed above or other factors, could adversely affect our ability to achieve the objectives that we have established.

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

Many of our stores are located in strip shopping centers, shopping malls and other retail centers that, historically, have benefited from their proximity to “anchor” retail tenants, generally large department stores, and other attractions, which generate consumer traffic in the vicinity of our stores. Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of, or continued decline of, anchor stores that drive consumer traffic or changes in customer shopping preferences. A decline in the popularity of strip shopping center or mall shopping among our target customers could have a material adverse effect on customer traffic and our operational results. In order to leverage customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable consumer locations, however competition for such suitable store locations is intense.

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

The threat, or actual acts, of terrorism continue to be a significant risk to the global economy. Terrorism and potential military responses, political unrest, natural disasters, pandemics and other health issues have disrupted or could in the future disrupt commerce, impact our ability to operate our stores, offices or distribution and fulfillment centers in the affected areas or impact our ability to provide critical functions or services necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions or services from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our business, operational results, financial position and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending or customer traffic, and thus have an adverse effect on our operational results.

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

Extreme weather conditions in the areas in which the Company's stores are located could negatively affect the Company's business, operational results, financial position and cash flows. Frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over an extended period could make it difficult for our customers to travel to our stores, and may cause a disruption in the shipment or receipt of our merchandise, which could negatively impact the Company's operational results. The Company's business is also susceptible to unseasonable weather conditions, which could influence customer trends, consumer traffic and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could reduce demand and thereby would have an adverse effect on our business, operational results, financial position and cash flows.

Capital Risks

We incurred significant additional indebtedness in connection with the ANN Acquisition, which could adversely affect us.

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

The Amended Revolving Credit Agreement and the Term Loan contain various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of the Company and certain of its subsidiaries to, among other things, have liens on their property, change the nature of their business, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of their assets to any one person. In addition, the agreements that govern the financings contain financial covenants that, under certain circumstances, will require the Company to maintain certain financial ratios. The ability of the Company and its subsidiaries to comply with these provisions may be affected by our operating results as well as events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate the Company’s repayment obligations.

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

In addition, we also have cash and cash equivalents on deposit at overseas financial institutions as well as at FDIC-insured financial institutions that are currently in excess of FDIC-insured limits. As a result, we cannot be assured that we can access the cash and cash equivalents overseas when we are in need of liquidity, or that we will not experience losses with respect to cash on deposit at these financial institutions.

Legal and Regulatory Risks

Our business may be affected by regulatory, administrative and litigation developments.

Laws and regulations at the local, state, federal and international levels frequently change, and the ultimate cost of compliance cannot be reasonably estimated. In addition, we cannot predict the impact that may result from regulatory or administrative changes. Changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, advertising and marketing practices, product safety, transportation and logistics, healthcare, tax, accounting, privacy, operations or environmental issues, among others, could have an adverse impact on our business, operational results, financial position and cash flows.

While it is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance, we cannot assure that all of our operations will at all times comply with all such legal and regulatory requirements. A finding that we or our vendors or agents are out of compliance with applicable laws and regulations could subject us to civil remedies or criminal sanctions, which could have a material adverse effect on our business, reputation and stock price. In addition, even the claim of a violation of applicable laws or regulations could negatively affect our reputation. We are also involved from time to time in litigation arising primarily in the ordinary course of business. Litigation matters may include, among other things, employment, commercial, intellectual property, advertising or shareholder claims, and any adverse decision in any such litigation could adversely impact our business, operational results, financial position and cash flows.

Increases in labor costs related to changes in employment laws or regulations could impact our business, operational results, financial position and cash flows.

Various foreign and domestic labor laws govern our relationship with our employees and affect our operating costs. These include minimum wage requirements, overtime and sick pay, paid time off, work scheduling, healthcare reform and the Patient Protection and Affordable Care Act (“ACA”), unemployment tax rates, workers’ compensation rates, and union organizations. A number of factors could adversely affect our operating costs, including additional government-imposed increases in minimum wages, overtime and sick pay, paid leaves of absence and mandated health benefits, and changing regulations from the National Labor Relations Board or other agencies. Additionally, recent political changes could lead to the repeal of, or changes to, some or all of the ACA. Complying with any new legislation and/or reversing changes implemented under the ACA could be time-intensive and expensive and could have a material adverse impact on our business, operational results, financial position and cash flows.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regards to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, leases, impairment of goodwill and intangible assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. See Note 4, “Recently Issued Accounting Standards,” in the Notes to our Consolidated Financial Statements included herein for a description of recently issued accounting pronouncements, and “Critical Accounting Policies,” included herein which discusses accounting policies considered to be important to our operational results and financial condition. These and other future changes to accounting rules or regulations could have an adverse impact on our business, operational results, financial position and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Retail Store Space

We lease space for all our retail stores in various domestic and international locations. Store leases generally have an initial term of approximately ten years, although certain leases are cancelable if specified sales levels are not achieved or co-tenancy requirements are not being satisfied. Just over half of our leases have terms that either expire, or have upcoming lease action dates available to us, within the next two years. As a result, our median lease life is approximately two years as of the end of Fiscal 2017, which will allow us to aggressively negotiate new lease terms and continue to shorten our average lease life.

The table below, covering all open store locations leased by us on July 29, 2017, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number without Renewal Options
2018	1,031	320	711
2019	799	446	353
2020	540	311	229
2021	469	265	204
2022	575	221	354
2023 and thereafter	1,393	645	748
Total	4,807	2,208	2,599

Our store leases generally provide for a base rent per square foot per annum. Certain leases have formulas requiring the payment of additional rent as a percentage of sales, generally when sales reach specified levels. Our aggregate minimum rentals under operating leases in effect at July 29, 2017 and excluding locations acquired after July 29, 2017, are approximately $585.1 million for Fiscal 2018. In addition, we are typically responsible under our store leases for our pro rata share of maintenance expenses and common area charges in strip shopping centers, outlet centers and malls.

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

Corporate Office Space

The Company owns the following facilities:

•	a 202,000 square foot campus which serves as the corporate office for the dressbarn brand and for ascena located in Mahwah, NJ;

•	a 280,000 square foot campus which serves as the corporate office for the Justice brand, located in New Albany, Ohio;

•	a 145,000 square foot building which serves as the corporate office for the Catherines brand, located in Bensalem, Pennsylvania;

•	a 200,000 square foot building which serves as the corporate office for the maurices brand and for a portion of the Company's brand services operations, located in Duluth, Minnesota; and

•	a 168,000 square foot building which serves as the corporate office for the majority of the Company's brand services operations, located in Etna Township, Ohio, adjacent to our distribution center.

The Company acquired leased corporate office facilities of approximately 308,000 square feet in New York City, NY and approximately 42,000 square feet in Milford, CT through the ANN Acquisition. The Company also leases approximately 135,000 square feet in Columbus, Ohio that serves as Lane Bryant’s corporate headquarters.

Internationally, the Company owns office space in Hong Kong and leases office space in Shanghai, China and Seoul, South Korea to support our sourcing operations.

Distribution and Fulfillment Facilities

The Company owns a 695,000 square foot distribution center in Etna Township, Ohio, which serves as the Company's primary brick-and-mortar store distribution center.

The Company also owns a 903,000 square foot fulfillment center in Greencastle, Indiana, which serves as the Company's primary ecommerce fulfillment center.

During Fiscal 2016, the Company entered into a ten-year lease for a 583,000 square foot distribution center in Riverside, California to serve as the receiving and west coast distribution hub for the Company's merchandise sourced from Asia. The Riverside facility began operations in March 2017.

During Fiscal 2016, as a result of the ANN Acquisition, the Company acquired a 256,000 square foot distribution center in Louisville, Kentucky. The Company has substantially completed the transition out of the distribution center and expects to sell the facility in the Fall of calendar 2017.

Item 3. Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 15 to the accompanying consolidated financial statements.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The common stock of ascena retail group, inc. is quoted on the NASDAQ Global Select Market under the ticker symbol “ASNA.”

The table below sets forth the high and low prices as reported on the NASDAQ Global Select Market for the last eight fiscal quarters.

	Fiscal 2017		Fiscal 2016
Fiscal	High	Low	High	Low
First Quarter	$9.02	$4.75	$14.20	$10.73
Second Quarter	$8.11	$4.70	$13.98	$7.56
Third Quarter	$5.41	$3.64	$11.06	$6.48
Fourth Quarter	$3.91	$1.72	$9.44	$6.59

Number of Holders of Record

As of September 21, 2017, we had approximately 4,414 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. However, payment of dividends is within the discretion and are payable when declared by our Board of Directors. Payments of dividends are limited by our borrowing arrangements as described in Note 12 to the accompanying consolidated financial statements.

Performance Graph

The following graph illustrates, for the period from July 28, 2012 through July 29, 2017, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index and (3) the S&P Specialty Apparel Retailers Index.

The comparisons in this table are required by the rules of the SEC and, therefore, are not intended to forecast, or be indicative of, possible future performance of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference herein.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the quarter ended July 29, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Month # 1 (April 30, 2017 – May 27, 2017)	—	$—	—	$181 million
Month # 2 (May 28, 2017 – July 1, 2017)	—	$—	—	$181 million
Month # 3 (July 2, 2017 – July 29, 2017)	—	$—	—	$181 million

(a) In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's borrowing agreements, as more fully described in Note 12 to the consolidated financial statements. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2017 (“Fiscal 2017 10-K”). Fiscal year 2017 ended on July 29, 2017 and reflected a 52-week period (“Fiscal 2017”); fiscal year 2016 ended on July 30 2016 and reflected a 53-week period (“Fiscal 2016”); and fiscal year 2015 ended on July 25, 2015 and reflected a 52-week period (“Fiscal 2015”). All references to “Fiscal 2018” refer to our 53-week period that will end on August 4, 2018.

INTRODUCTION

MD&A is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our operational results, financial condition, liquidity and changes in financial condition. MD&A is organized as follows:

•
Overview. This section includes recent developments, our objectives and risks, and a summary of our financial performance for Fiscal 2017. In addition, this section includes a discussion of transactions affecting comparability that we believe are important in understanding our operational results and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our operational results for Fiscal 2017, Fiscal 2016 and Fiscal 2015.

•
Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2017, Fiscal 2016 and Fiscal 2015, as well as a discussion of our financial condition and liquidity as of July 29, 2017. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our revolving credit agreement, (ii) a summary of our capital spending, and (iii) a summary of our contractual and other obligations as of July 29, 2017.

•
Market risk management. This section discusses how we manage our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions as of July 29, 2017.

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

OVERVIEW

Our Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On August 21, 2015, as more fully described in Note 5 to the accompanying consolidated financial statements, the Company acquired ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands (the "ANN Acquisition"). The results of ANN are represented by our Premium Fashion segment. The Company had annual revenue of approximately $6.6 billion for Fiscal 2017. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

During the latter half of Fiscal 2017, the U.S. economy continued to show signs of recovery. However, improved employment and wage growth have not translated into higher spending in nondurable goods, as consumer spending continues to shift towards experiences, services, health care and durable goods such as home improvements. Brick-and-mortar retailers, particularly those

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

in the specialty retail sector, continued to face intense competition and channel disruption which accelerated during the third quarter. In addition, consumer spending habits continue to shift on an accelerated pace towards an increasing preference to purchase merchandise digitally as opposed to in traditional brick-and-mortar retail stores. As a result, store traffic remained relatively weak and inconsistent during Fiscal 2017. Store traffic declines pressured comparable sales which, in turn, resulted in a more promotional operating environment. We expect store traffic headwinds and the promotional operating environment to continue into Fiscal 2018. We have responded to the continued trends by scaling back overall spending levels and continuously refining our operating model to ensure we remain competitive in our rapidly evolving sector. The more significant of these initiatives are described below.

Change for Growth Program
During the first quarter of Fiscal 2017, the Company initiated a transformation plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). In connection with the program, the Company (i) refined its operating model by eliminating a number of executive positions and making organizational changes resulting in the creation of the Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion operating segments, (ii) further consolidated certain support functions into its brand services group, including Human Resources, Real Estate, Non-Merchandise Procurement, and Asset Protection, (iii) began transitioning certain transaction processing functions within the brand services group to an independent third-party managed-service provider, and (iv) conducted a review of its store fleet with the goal of reducing the number of marginally profitable stores through either rent reductions or store closures, in an effort to increase the overall profitability of the remaining store footprint and convert sales from these stores into ecommerce sales or to nearby store locations ("Fleet Optimization"). Charges incurred as a result of these actions are described within the section Results of Operations.

The Company realized approximately $65 million in cost savings, including $55 million in Selling, general and administrative expenses ("SG&A") and $10 million in Buying, distribution and occupancy ("BD&O") during Fiscal 2017 related to Change for Growth program actions identified and in process as of the end of the Fiscal 2017. Subsequent to Fiscal 2017, the Company expects to realize an additional $185 to $235 million in cost savings through fiscal 2020, bringing the total expected annual cost savings from these actions to a range of $250 to $300 million. These savings are expected to be achieved through (i) operating expense reductions in the areas of professional services, travel and facilities management, among others, (ii) refinement of our operating model to eliminate duplicative overhead, and increase utilization of our brand services functions, (iii) creating a platform that reduces product costs and improves information technology efficiencies and (iv) Fleet Optimization. These savings are expected to be realized in our operating segment results generally in proportion to their sales.

As the Company continues to execute on the initiatives identified under the Change for Growth program, we currently expect to incur additional charges in Fiscal 2018 of approximately $35-$50 million. In addition, we have identified capital projects of approximately $40 million, which are expected to be incurred during Fiscal 2018. The Company may incur significant additional charges and capital expenditures in future periods as it more fully defines incremental Change for Growth program initiatives, and moves into the execution phases of those projects. Actions associated with the Change for Growth program are currently expected to continue through fiscal 2019.

Integration of ANN
During Fiscal 2017, the Company (i) completed the integration of its Premium Fashion segment’s ecommerce operations into its Greencastle fulfillment center, (ii) negotiated favorable contracts with vendors and (iii) realized cost reductions from sourcing merchandise through third-party buying agents. As a result of these initiatives, the Company has realized cost savings of approximately $95 million during Fiscal 2017, with approximately $55 million in freight and product cost savings related to the Company's ongoing supply chain integration, and cost of goods sold initiative at its Premium Fashion segment, approximately $10 million in BD&O synergies related to the consolidation of its Premium Fashion segment brands into the Company's ecommerce fulfillment center and approximately $30 million in SG&A synergies primarily related to the elimination of redundant leadership and non-merchandise procurement savings. We expect to realize additional synergies of approximately $65 million in Fiscal 2018 and approximately $10 million in fiscal 2019. Annual synergies and cost savings related to the integration of ANN (the "ANN integration"), including amounts achieved from Fiscal 2016 through fiscal 2019, are expected to approximate $235 million.

Distribution and Fulfillment
As previously disclosed, our Justice, Lane Bryant, maurices, dressbarn and Catherines brands' distribution and fulfillment was centralized over the last few fiscal years into our brick-and-mortar store distribution facility in Etna, Ohio and our ecommerce

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

fulfillment facility in Greencastle, Indiana which has resulted in increased processing efficiencies. Additionally, during Fiscal 2017, the Company completed the integration of ANN's ecommerce fulfillment into our Greencastle facility and completed the integration of ANN's brick-and-mortar distribution from Louisville into our Etna facility.

During Fiscal 2016, the Company entered into a ten-year lease for a 583,000 square foot distribution center in Riverside, California to serve as the receiving and west coast distribution hub for merchandise sourced from Asia. During the third quarter of Fiscal 2017, the Riverside facility became operational and is expected to further enhance our processing efficiencies.

We expect that shipping savings resulting from consolidation into these facilities will continue during Fiscal 2018.

Sourcing
The Company's brands source their products through a variety of sourcing channels including internally through our Ascena Global Sourcing ("AGS") subsidiary and externally through third-party buying agents based mainly in Asia. Factors affecting the selection of sourcing channels include cost, speed-to-market, merchandise selection, vendor capacity and fashion trends. We continue to increase the penetration of internally sourced products and manage our relationships with third-party buying agents.

Non-merchandise Procurement
During Fiscal 2017, we continued our efforts to leverage our volume of non-merchandise related goods and services purchases to negotiate favorable pricing. As part of these efforts, we are consolidating suppliers of our brands across multiple areas, including information technology support contracts, facilities, marketing arrangements, and general services and suppliers, among others. Savings in this area are expected to continue to be achieved through Fiscal 2019.

Omni-channel Expansion
We continue to invest in initiatives that support our omni-channel strategies. During Fiscal 2017, we completed the transition of all brands onto our new ecommerce platform with our dressbarn, Lane Bryant and Catherines brands added to the platform. The aforementioned initiatives allow our brands to (i) provide customers a seamless omni-channel shopping experience in-store and online, (ii) integrate our marketing efforts to increase in-store and online traffic, (iii) improve product availability and fulfillment efficiency and (iv) enhance our capability to collect and analyze customer transaction data to support strategic decisions. Additionally, the Company's new distribution center in Riverside, California commenced west coast brick-and-mortar distribution this past spring. The Company's distribution centers in Etna, Ohio and Riverside, California, and its fulfillment center in Greencastle, Indiana, are expected to enhance its fulfillment capability and distribution efficiency.
Private Label and Co-branded Credit Card Programs
Our brands also offer various credit card programs to eligible customers in the United States. In January 2017, the Company's Value Fashion segment replaced its previous private label credit card arrangement with a new arrangement offered under an agreement with Capital One, National Association ("Capital One"). Accordingly, Capital One began offering private label credit cards to new and existing customers (the “Program”) at our Value Fashion segment, which recognized approximately $24 million of revenue under the Program during Fiscal 2017. The Company's Value Fashion segment expects to continue to recognize incremental revenue from this new arrangement through the second quarter of Fiscal 2018.
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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Summary of Financial Performance

Goodwill and Other Indefinite-lived Intangible Asset Impairment Charges
As a result of the aforementioned negative business conditions which accelerated during the third quarter of Fiscal 2017, the Company performed an interim assessment of its goodwill and other intangible assets and recorded non-cash impairment charges to write down the carrying values of its trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name and $161.8 million of our Lane Bryant trade name. In addition, the Company recognized the following goodwill impairment charges: $428.9 million at the ANN reporting unit, $107.2 million at the maurices reporting unit and $60.2 million at the Lane Bryant reporting unit to write down the carrying values of the reporting units to their fair values. These impairment charges are more fully described in Note 6 to the accompanying consolidated financial statements.

Operating Results

Our Fiscal 2017 operating results reflected (i) weaker store traffic and a more promotional environment, (ii) the impairment of a substantial portion of goodwill and other intangible assets, (iii) costs and savings related to our Change for Growth program, (iv) costs and synergies from the continued integration of our Premium Fashion segment, which was acquired in Fiscal 2016, and (v) lower non-cash purchase accounting expenses in our Premium Fashion segment.

Operating highlights for Fiscal 2017 are as follows:

•	Comparable sales decreased by 5%, and were down at all four segments, primarily due to declines in store traffic;

•
Gross margin rate increased by 180 basis points to 58.0% primarily due to an approximately $127 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair value recorded in the year-ago period. Excluding the prior year impact of the inventory amortization, gross margin rate was essentially flat;

•	Operating loss was $1.314 billion compared to operating income of $93.8 million for the year-ago period, with the loss primarily due to the impairment of goodwill and other intangible assets; and

•	Net loss per diluted share of $5.48 in Fiscal 2017 (caused primarily by the aforementioned impairment charges), compared to net loss per diluted share of $0.06 for Fiscal 2016.

Liquidity highlights for Fiscal 2017 are as follows:

•	Cash from operations was $343.6 million, compared to $445.4 million in the year-ago period;

•
Cash used in investing activities for Fiscal 2017 was $268.9 million, consisting primarily of capital expenditures of $258.1 million, compared to $1.836 billion in the year-ago period, consisting primarily of $1.495 billion of cash paid in the ANN Acquisition and capital expenditures of $366.5 million; and

•
Cash used in financing activities for Fiscal 2017 was $120.9 million, consisting primarily of term loan repayments of $122.5 million, compared to cash provided by financing activities of $1.522 billion in the year-ago period, consisting primarily of $1.8 billion of borrowing under our new term loan, offset in part by net repayments of debt under our amended revolving credit agreement of $116.0 million, $77.4 million of redemptions and principal repayments of our term loan debt and $42.6 million of payments made for deferred financing costs.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company's operational results for the periods presented herein has been affected by certain transactions. A summary of the effect of these items on pretax income for each applicable period presented is noted below:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Acquisition and integration expenses (a)	$(39.4)	$(77.4)	$(31.7)
Restructuring and other related charges (b)	(81.9)	—	—
Impairment of goodwill and other intangible assets (c)	(1,324.4)	—	(306.4)
Non-cash inventory expense associated with the purchase accounting write-up of ANN's inventory to fair market value	—	(126.9)	—
Justice Pricing Lawsuits	—	—	(50.8)

(a) Fiscal 2017 primarily represented severance and retention costs associated with the post-acquisition integration of ANN's operations as well as costs associated with the post-acquisition integration of ANN's operations. Fiscal 2016 primarily represented costs related to the acquisition and integration of ANN. Fiscal 2015 primarily represented costs related to the integration of the Company's supply chain and technology platforms.
(b) Fiscal 2017 primarily represented severance and benefit costs, store asset impairment charges and professional fees incurred in connection with identification and implementation of the initiatives associated with the Change for Growth program.
(c) Fiscal 2017 represents the impact of non-cash impairments of goodwill and other intangible assets by segment as follows: $428.9 million of goodwill and $566.3 million of other intangible assets at the Premium Fashion segment, $107.2 million of goodwill at the Value Fashion segment and $60.2 million of goodwill and $161.8 million of other intangible assets at the Plus Fashion segment. Fiscal 2015 represents the impact of non-cash impairments of $261.7 million of goodwill and $44.7 million other intangible assets at our Plus Fashion segment.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Fiscal 2017 Compared to Fiscal 2016

The following table summarizes our operational results and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
	(millions, except per share data)
Net sales	$6,649.8	$6,995.4	$(345.6)	(4.9)%

Cost of goods sold	(2,790.2)	(3,066.7)	276.5	9.0%
Cost of goods sold as % of net sales	42.0%	43.8%
Gross margin	3,859.6	3,928.7	(69.1)	(1.8)%
Gross margin as % of net sales	58.0%	56.2%
Other operating expenses:
Buying, distribution and occupancy expenses	(1,274.3)	(1,286.5)	12.2	0.9%
Buying, distribution and occupancy expenses as % of net sales	19.2%	18.4%
Selling, general and administrative expenses	(2,068.5)	(2,112.3)	43.8	2.1%
SG&A expenses as % of net sales	31.1%	30.2%
Acquisition and integration expenses	(39.4)	(77.4)	38.0	49.1%
Restructuring and other related charges	(81.9)	—	(81.9)	NM
Impairment of goodwill	(596.3)	—	(596.3)	NM
Impairment of intangible assets	(728.1)	—	(728.1)	NM
Depreciation and amortization expense	(384.9)	(358.7)	(26.2)	(7.3)%
Total other operating expenses	(5,173.4)	(3,834.9)	(1,338.5)	34.9%
Operating (loss) income	(1,313.8)	93.8	(1,407.6)	NM
Operating (loss) income as % of net sales	(19.8)%	1.3%
Interest expense	(102.2)	(103.3)	1.1	1.1%
Interest and other income, net	1.8	0.4	1.4	350.0%
Gain on extinguishment of debt	—	0.8	(0.8)	NM
Loss before benefit (provision) for income taxes	(1,414.2)	(8.3)	(1,405.9)	NM
Benefit (Provision) for income taxes	346.9	(3.6)	350.5	NM
Effective tax rate (a)	24.5%	(43.4)%
Net loss	$(1,067.3)	$(11.9)	$(1,055.4)	NM

Net loss per common share:
Basic	$(5.48)	$(0.06)	$(5.42)	NM
Diluted	$(5.48)	$(0.06)	$(5.42)	NM
_________

(a) Effective tax rate is calculated by dividing the benefit (provision) for income taxes by the loss before the benefit (provision) for income taxes.
(NM) Not meaningful.

Net Sales. Net sales decreased by $345.6 million, or 4.9%, to $6.650 billion in Fiscal 2017 from $6.995 billion in the year-ago period. The decline in net sales primarily reflected a 5% decline in comparable sales which was offset in part by three additional weeks of net sales for the Premium Fashion segment in Fiscal 2017 compared to Fiscal 2016 which included only the 49-week post-acquisition period. The comparable sales decline resulted from reduced store traffic. Non-comparable sales decreased by $23.5 million, or 14.0%, to $144.2 million from $167.7 million, as discussed on a segment basis below. Wholesale, licensing and other revenues increased by $8.8 million, or 6.1%, to $152.2 million from $143.4 million. Also contributing to the decline was the 53rd week in Fiscal 2016, which represented an incremental $82 million in net sales in the year-ago period.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below.

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$2,322.6	$2,330.9	$(8.3)	(0.4)%
Value Fashion	1,950.2	2,094.6	(144.4)	(6.9)%
Plus Fashion	1,353.9	1,463.6	(109.7)	(7.5)%
Kids Fashion	1,023.1	1,106.3	(83.2)	(7.5)%
Total net sales	$6,649.8	$6,995.4	$(345.6)	(4.9)%

Comparable sales (a)				(5)%
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

Premium Fashion net sales performance primarily reflected:

•	a 52-week period in Fiscal 2017 compared to the 49-week post-acquisition period in the year-ago period;

•	a decrease of 7% in comparable sales at Ann Taylor and a decrease of 4% in comparable sales at LOFT; and

•	18 net store closures at Ann Taylor and 4 net store closures at LOFT in Fiscal 2017.

Value Fashion net sales performance primarily reflected:

•	a decrease of $88.7 million, or 9%, in comparable sales at maurices and a decrease of $46.6 million, or 5%, in comparable sales at dressbarn during Fiscal 2017;

•
an increase of $22.4 million in non-comparable sales due to 12 net store openings at maurices in Fiscal 2017, offset in part by a decrease of $19.8 million due to 30 net store closures at dressbarn in Fiscal 2017;

•	a decrease of $34.5 million due to the inclusion of the 53rd week in the year-ago period; and

•	an increase of $22.8 million in other revenues primarily due to the segment's new private label credit card program.

Plus Fashion net sales performance primarily reflected:

•	a decrease of $67.3 million, or 7%, in comparable sales at Lane Bryant and a decrease of $11.3 million, or 4%, in comparable sales at Catherines during Fiscal 2017;

•	a decrease of $2.3 million in non-comparable sales due to 8 net store closures at Lane Bryant and 14 net store closures at Catherines in Fiscal 2017;

•	a decrease of $23.0 million due to the inclusion of the 53rd week in the year-ago period; and

•	a decrease of $5.8 million in other revenues due to lower revenue from product sell-off and gift card breakage.

Kids Fashion net sales performance primarily reflected:

•	a decrease of $26.3 million, or 3%, in comparable sales at Justice during Fiscal 2017;

•	a decrease of $23.8 million in non-comparable sales caused by 37 net store closures in Fiscal 2017;

•	a decrease of $24.9 million due to the inclusion of the 53rd week in the year-ago period; and

•	a decrease of $8.2 million in other revenue due to lower wholesale and licensing revenue.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Gross Margin. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 180 basis points from 56.2% in Fiscal 2016 to 58.0% in Fiscal 2017. The increase was due to an approximate $127 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value recorded during Fiscal 2016 in our Premium Fashion segment. Excluding the prior year impact of the inventory amortization, gross margin rate was essentially flat, as improved performance at our Premium Fashion and Plus Fashion segments was offset by declines at our Value Fashion and Kids Fashion segments. On a consolidated basis, gross margin benefited from the realization of approximately $55 million in combined integration synergies and cost savings related to the Company's ongoing supply chain integration and the cost of goods sold initiatives at its Premium Fashion segment.

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

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance reflected an approximate $127 million non-cash purchase accounting expense related to the amortization of the write-up of inventory recorded during Fiscal 2016 discussed above. Excluding the prior year impact of the inventory amortization, gross margin rate performance improved by approximately 220 basis points reflecting significant improvement at both Ann Taylor and LOFT. Both brands benefited from realization of freight cost synergies related to the Company's ongoing supply chain integration and the segment's cost of goods sold initiative.

•
Value Fashion gross margin rate performance declined approximately 110 basis points as a result of a higher level of promotional selling across the segment and increased markdown requirements to maintain appropriate inventory levels on lower than expected customer demand.

•	Plus Fashion gross margin rate performance improved by approximately 120 basis points mainly due to more effective inventory management at both Lane Bryant and Catherines.

•
Kids Fashion gross margin rate performance declined approximately 370 basis points as a result of a higher level of promotional selling and increased markdown requirements to maintain appropriate inventory levels on lower than expected customer demand.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $12.2 million, or 0.9%, to $1.274 billion in Fiscal 2017 from $1.287 billion in the year-ago period. BD&O expenses for the Premium Fashion segment increased by $14.7 million primarily as the results reflected a 52-week period in Fiscal 2017 compared to the 49-week post-acquisition period in the year-ago period. For our other segments, BD&O expenses decreased by $26.9 million primarily due to lower occupancy expenses on a reduced store count and lower performance-based compensation. On a consolidated basis, BD&O expenses also included approximately $10 million in transformation initiatives and approximately $10 million of synergies related to the ANN Acquisition associated with the consolidation of the Premium Fashion segment brands into the Company's ecommerce fulfillment center. BD&O expenses as a percentage of net sales increased by 80 basis points to 19.2% in Fiscal 2017 from 18.4% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

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

SG&A expenses decreased by $43.8 million, or 2.1%, to $2.069 billion in Fiscal 2017 from $2.112 billion in Fiscal 2016. SG&A expenses for the Premium Fashion segment increased by $25.2 million primarily as the results reflected a 52-week period in Fiscal 2017 compared to the 49-week post-acquisition period in Fiscal 2016. For our other segments, SG&A expenses decreased by $69.0 million primarily due to store closures and the lower sales volume, reduced marketing expenses, lower performance-based compensation and a decrease in administrative payroll costs mainly associated with the Change for Growth program. On a consolidated basis, SG&A expenses also included approximately $85 million in synergies and transformation initiatives, primarily due to the elimination of redundant leadership and non-merchandise procurement savings. SG&A expenses as a percentage of net

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

sales increased by 90 basis points to 31.1% in Fiscal 2017 from 30.2% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

Depreciation and Amortization Expense increased by $26.2 million, or 7.3%, to $384.9 million in Fiscal 2017 from $358.7 million in the year-ago period. Depreciation and amortization expense for the Premium Fashion segment increased by $6.2 million primarily as the results reflected a 52-week period in Fiscal 2017 compared to the 49-week post-acquisition period in the year-ago period. For our other segments, depreciation and amortization expense increased by $20.0 million primarily due to the Company's ecommerce platform investment which was placed in service in the third quarter of the year-ago period and investments in the Company's distribution network primarily to integrate the operations of ANN.

Operating (Loss) Income. Operating loss was $1.314 billion for Fiscal 2017 compared to operating income of $93.8 million for the year-ago period primarily due to the impairment of goodwill and other intangible assets, as well as the decrease in operating results discussed on a segment basis below. The operating results for the year-ago period reflected an approximately $127 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value recorded in our Premium Fashion segment.

Operating results for our four operating segments are presented below.

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
	(millions)
Operating (loss) income:
Premium Fashion	$140.9	$13.3	127.6	NM
Value Fashion	12.2	92.0	(79.8)	(86.7)%
Plus Fashion	15.5	36.9	(21.4)	(58.0)%
Kids Fashion	(36.7)	29.0	(65.7)	(226.6)%
Unallocated acquisition and integration expenses	(39.4)	(77.4)	38.0	(49.1)%
Unallocated restructuring and other related charges	(81.9)	—	(81.9)	NM
Unallocated impairment of goodwill	(596.3)	—	(596.3)	NM
Unallocated impairment of intangible assets	(728.1)	—	(728.1)	NM
Total operating (loss) income	$(1,313.8)	$93.8	$(1,407.6)	NM
_______
(NM) Not meaningful.
Premium Fashion operating income increased by $127.6 million as a result of lower non-cash purchase accounting expenses primarily due to approximately $127 million related to the write-up of inventory to fair market value recorded in the year-ago period. The operating results for Fiscal 2017 reflected an improvement in gross margin rate, partially offset by a decrease in comparable sales, both discussed above. Operating expenses for Fiscal 2017 reflected lower performance-based compensation, synergies savings associated with the transition into the Company's ecommerce fulfillment center, lower occupancy expenses and a decrease in administrative payroll costs mainly associated with the Change for Growth program and integration-related activities.
Value Fashion operating income decreased by $79.8 million as a result of the decreases in net sales and gross margin rate, both discussed above, as well as an increase in depreciation expense, offset in part by decreases in operating expenses. Operating expense reductions were driven by lower performance-based compensation, lower store variable expenses resulting from the decrease in sales volume and a decrease in administrative payroll costs mainly associated with the Change for Growth program.
Plus Fashion operating income decreased by $21.4 million as a result of the decrease in net sales and an increase in depreciation expense. These items were offset in part by an improvement in gross margin rate and decreased operating expenses. Operating expense reductions were driven by lower occupancy expenses, reduced marketing expenses and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Kids Fashion operating results decreased by $65.7 million as a result of the decreases in net sales and gross margin rate and the additional peak back-to-school week included in the year-ago period as a result of the 53rd week, offset in part by a decrease in operating expenses. The impact of the additional peak back-to-school week in the year-ago period was approximately $10 million. Operating expense reductions were driven by lower occupancy expenses, lower performance-based compensation and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Unallocated Acquisition and Integration Expenses of $39.4 million for Fiscal 2017 included $14.3 million of severance and retention costs, $8.0 million of settlement charges and professional fees related to the termination of the pension plan acquired in the ANN Acquisition, and $17.1 million of other costs associated with the post-acquisition integration of ANN's operations. The $77.4 million in the year-ago period represents costs related to the ANN Acquisition consisting of $20.8 million of legal, consulting and investment-banking related transaction costs, $37.5 million of severance and retention-related expenses and $17.3 million of integration costs primarily to combine the operations and infrastructure of the ANN business into the Company's.

Unallocated Restructuring and Other Related Charges of $81.9 million for Fiscal 2017 included $33.2 million of severance and other related expenses, $15.3 million for charges related to the previously disclosed Fleet Optimization and $33.4 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program.

Unallocated impairment of goodwill reflects the write down of the carrying values of the reporting units to their fair values. The impairment charges by operating segment are as follows: $428.9 million at our Premium Fashion segment, $107.2 million at our Value Fashion segment and $60.2 million at our Plus Fashion segment.

Unallocated impairment of intangible assets reflects the write down of the Company's trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name and $161.8 million of our Lane Bryant trade name.

Interest Expense decreased by $1.1 million to $102.2 million for Fiscal 2017. The decrease was primarily the result of the principal redemptions and repayments of the term loan during Fiscal 2017, mostly offset by a higher interest rate and an additional three weeks of interest expense on the term loan for Fiscal 2017 due to the timing of the ANN Acquisition.

Gain on extinguishment of debt. During the year-ago period, the Company repurchased $72.0 million of the outstanding principal balance of the Term Loan at an aggregate cost of $68.4 million through open market transactions, resulting in a $0.8 million pre-tax gain, net of the proportional write-off of unamortized original issuance discount and debt issuance costs of $2.8 million.

Benefit (provision) for Income Taxes represents federal, foreign, state and local income taxes. The benefit (provision) for income taxes increased by $350.5 million to a benefit of $346.9 million in Fiscal 2017 from a provision of $3.6 million in the year-ago period. Our effective tax rate was 24.5% for Fiscal 2017 and negative 43.4% for the year-ago period. The effective tax rate computing the benefit on the pre-tax loss for Fiscal 2017 is lower than the statutory federal and state tax rate primarily as $526.5 million of the goodwill impairment charge is non-deductible for income tax purposes and is treated as a permanent difference. The negative effective tax rate for the year-ago period despite a net loss was primarily due to state and local taxes and certain expenses which were non-deductible for income tax purposes.

Net Loss increased by $1.055 billion to $1.067 billion in Fiscal 2017 from $11.9 million in the year-ago period, primarily due to the impairment of goodwill and other intangible assets, as well as lower operating results discussed above.

Net Loss per Diluted Common Share increased by $5.42 to $5.48 per share in Fiscal 2017 from $0.06 per share in Fiscal 2016 due to the higher net loss discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Fiscal 2016 Compared to Fiscal 2015

The following table summarizes our operational results and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 30, 2016	July 25, 2015	$ Change	% Change
	(millions, except per share data)
Net sales	$6,995.4	$4,802.9	$2,192.5	45.6%

Cost of goods sold	(3,066.7)	(2,133.7)	(933.0)	(43.7)%
Cost of goods sold as % of net sales	43.8%	44.4%
Gross margin	3,928.7	2,669.2	1,259.5	47.2%
Gross margin as % of net sales	56.2%	55.6%
Other operating expenses:
Buying, distribution and occupancy expenses	(1,286.5)	(856.9)	(429.6)	(50.1)%
Buying, distribution and occupancy expenses as % of net sales	18.4%	17.8%
Selling, general and administrative expenses	(2,112.3)	(1,490.9)	(621.4)	(41.7)%
SG&A expenses as % of net sales	30.2%	31.0%
Acquisition and integration expenses	(77.4)	(31.7)	(45.7)	(144.2)%
Impairment of goodwill	—	(261.7)	261.7	NM
Impairment of intangible assets	—	(44.7)	44.7	NM
Depreciation and amortization expense	(358.7)	(218.2)	(140.5)	(64.4)%
Total other operating expenses	(3,834.9)	(2,904.1)	(930.8)	(32.1)%
Operating income (loss)	93.8	(234.9)	328.7	NM
Operating income (loss) as % of net sales	1.3%	(4.9)%
Interest expense	(103.3)	(6.0)	(97.3)	NM
Interest and other income, net	0.4	0.3	0.1	33.3%
Gain on extinguishment of debt	0.8	—	0.8	NM
Loss before (provision) benefit for income taxes	(8.3)	(240.6)	232.3	(96.6)%
(Provision) Benefit for income taxes	(3.6)	3.8	(7.4)	NM
Effective tax rate (a)	(43.4)%	1.6%
Net loss	$(11.9)	$(236.8)	$224.9	(95.0)%

Net loss per common share:
Basic	$(0.06)	$(1.46)	$1.40	(95.9)%
Diluted	$(0.06)	$(1.46)	$1.40	(95.9)%
_________

(a) Effective tax rate is calculated by dividing the (provision) benefit for income taxes by the loss before the (provision) benefit for income taxes.
(NM) Not meaningful.

Net Sales. Net sales increased by $2.193 billion, or 45.6%, to $6.995 billion in Fiscal 2016 from $4.803 billion in Fiscal 2015. The increase was primarily due to the acquisition of ANN, which represented our Premium Fashion segment. For our other operating segments, comparable sales decreased by $214.0 million, or 5%, to $4.233 billion in Fiscal 2016 from $4.447 billion in Fiscal 2015 mainly as a result of anticipated sales declines at our Kids Fashion segment principally related to its less promotional selling model. Non-comparable sales decreased by $0.2 million, or essentially flat, to $206.0 million from $206.2 million. Wholesale, licensing and other revenues decreased by $6.6 million, or 4%, to $143.4 million from $150.0 million. Net sales excluding our Premium Fashion segment also reflected incremental revenues of approximately $82 million due to the inclusion of the 53rd week in Fiscal 2016.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below.

	Fiscal Years Ended
	July 30, 2016	July 25, 2015	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$2,330.9	$—	$2,330.9	NM
Value Fashion	2,094.6	2,084.2	10.4	0.5%
Plus Fashion	1,463.6	1,441.9	21.7	1.5%
Kids Fashion	1,106.3	1,276.8	(170.5)	(13.4)%
Total net sales	$6,995.4	$4,802.9	$2,192.5	45.6%

Comparable sales (a)				(5)%
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
(NM) Not meaningful.

Premium Fashion net sales of $2.331 billion represented ANN's net sales for the post-acquisition period from August 22, 2015 to July 30, 2016.

Value Fashion net sales performance primarily reflected:

•	a decrease of $16.2 million, or 2%, in comparable sales at maurices and a decrease of $45.5 million, or 5%, in comparable sales at dressbarn during Fiscal 2016;

•
an increase of $36.0 million in non-comparable sales due to 42 net store openings at maurices in Fiscal 2016, offset in part by a decrease of $0.9 million in non-comparable sales due to the timing of 15 net store closures at dressbarn in Fiscal 2016;

•	incremental revenue of $34.5 million due to the inclusion of the 53rd week in Fiscal 2016; and

•	a $2.5 million increase in other revenues.

Plus Fashion net sales performance primarily reflected:

•	an increase of $12.7 million, or 1%, in comparable sales at Lane Bryant and a decrease of $14.2 million, or 4%, in comparable sales at Catherines during Fiscal 2016;

•
a decrease of $2.7 million in non-comparable sales primarily due to the timing of 7 net store openings at Lane Bryant in Fiscal 2016 and a decrease of $3.8 million in non-comparable sales due to 4 net store closures at Catherines in Fiscal 2016;

•	incremental revenue of $23.0 million due to the inclusion of the 53rd week in Fiscal 2016; and

•	a $6.7 million increase in other revenues.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Gross Margin, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 60 basis points to 56.2% in Fiscal 2016 from 55.6% in Fiscal 2015. Gross margin was negatively impacted in Fiscal 2016 by approximately $130 million of non-cash purchase accounting expenses, primarily related to the amortization of the purchase accounting write-up of inventory to fair market value recorded in our Premium Fashion segment. The gross margin rate for our other operating segments increased by 290 basis points from 55.6% to 58.5% primarily due to the less promotional selling model at our Kids Fashion segment.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, the timing and level of promotional activities and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from year to year.

Gross margin rate highlights of our other operating segments are as follows:

•	Value Fashion gross margin rate performance improved mainly due to higher mark-on resulting from an increased internally-sourced product mix.

•	Plus Fashion gross margin rate performance improved slightly as a result of reduced promotional selling and tighter inventory management.

•
Kids Fashion gross margin rate performance improved by approximately 980 basis points as a result of an increased mix of full-ticket selling and tighter inventory management. The gross margin performance reflected a significant reduction in promotional activity, supported by execution of the new strategy, which was based on a hybrid of everyday low price merchandise, along with full ticket fashion merchandise, supported by focused, category-level promotions.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses increased by $429.6 million, or 50.1%, to $1,286.5 million in Fiscal 2016 from $856.9 million in Fiscal 2015. BD&O expenses as a percentage of net sales increased by 60 basis points to 18.4% in Fiscal 2016 from 17.8% in Fiscal 2015. The increase in BD&O expenses was primarily attributable to the addition of $423.4 million related to the Premium Fashion segment. The increase of $6.2 million from our other operating segments was primarily due to increases in buying-related costs resulting from the expansion of merchandising and design functions, offset in part by synergy savings resulting from the supply chain integration of our ecommerce distribution facilities into one distribution center in Greencastle, Indiana that was completed in the third quarter of Fiscal 2015.

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

SG&A expenses increased by $621.4 million, or 41.7%, to $2.112 billion in Fiscal 2016 from $1.491 billion in Fiscal 2015. SG&A expenses as a percentage of net sales decreased by 80 basis points to 30.2% in Fiscal 2016 from 31.0% in Fiscal 2015. The increase in SG&A expenses was due to the addition of $634.1 million related to the Premium Fashion segment. The decrease of $12.7 million from our other operating segments was primarily due to the establishment of a legal reserve in Fiscal 2015 of approximately $51 million in connection with the Justice pricing lawsuits and lower store-related expenses mainly at the Kids Fashion segment, offset in part by incremental marketing investments mainly at the Plus Fashion and Value Fashion segments as well as general administrative increases.

Depreciation and Amortization Expense increased by $140.5 million, or 64.4%, to $358.7 million in Fiscal 2016 from $218.2 million in Fiscal 2015, with $128.0 million related to the Premium Fashion segment. The remaining increase of $12.5 million from other operating segments primarily resulted from higher depreciation of Company-owned information technology assets placed into service during Fiscal 2015 offset in part by accelerated depreciation of $5.9 million for the store assets due to the closure of Brothers, which was completed in Fiscal 2015.

Operating Income (Loss). Operating results increased by $328.7 million, to an operating income of $93.8 million in Fiscal 2016 from an operating loss of $234.9 million in Fiscal 2015 primarily due to $306.4 million of impairment losses recognized during

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Fiscal 2015 at the Plus Fashion segment to write down Lane Bryant's goodwill and trade name to their respective fair values and the establishment of a legal reserve of approximately $51 million in connection with the Justice pricing lawsuits recognized during Fiscal 2015, offset in part by a $45.7 million increase in Acquisition and integration expenses in Fiscal 2016. The operating results also reflected operating income of $13.3 million for the Premium Fashion segment, which included non-cash purchase accounting expenses of approximately $165 million.

Operating results for our four operating segments is presented below.

	Fiscal Years Ended
	July 30, 2016	July 25, 2015	$ Change	% Change
	(millions)
Operating income (loss):
Premium Fashion	$13.3	$—	$13.3	NM
Value Fashion	92.0	136.6	(44.6)	(32.7)%
Plus Fashion	36.9	29.4	7.5	25.5%
Kids Fashion	29.0	(62.8)	91.8	(146.2)%
Unallocated acquisition and integration expenses	(77.4)	(31.7)	(45.7)	144.2%
Unallocated impairment of goodwill	—	(261.7)	261.7	NM
Unallocated impairment of intangible assets	—	(44.7)	44.7	NM
Total operating income (loss)	$93.8	$(234.9)	$328.7	NM
_______
(NM) Not meaningful.

Premium Fashion operating income of $13.3 million was for the post-acquisition period from August 22, 2015 to July 30, 2016. The operating results for Fiscal 2016 were impacted by non-cash purchase accounting expenses of approximately $165 million.
Value Fashion operating income decreased by $44.6 million as increases in sales and improved gross margin rate were more than offset by increases in BD&O, SG&A and depreciation expenses. BD&O and SG&A expenses were higher due to general administrative increases, strategic investments expected to drive future growth, including new stores and incremental marketing investments, and higher store asset impairment charges resulting from lower-than-expected operating performance of certain retail locations. Depreciation expense increased mainly due to higher allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015.
Plus Fashion operating income increased by $7.5 million as an increase in sales and gross margin rate was offset in part by an increase in SG&A expenses. The increase in SG&A expenses was primarily due to higher marketing expenses associated with incremental marketing campaigns during Fiscal 2016, offset in part by the elimination of duplicative corporate overhead as the Company completed its migration to common information technology platforms in the first quarter of Fiscal 2016.
Kids Fashion operating results increased by $91.8 million as the decrease in sales was more than offset by the significant improvement in gross profit margin rate and lower operating expenses. BD&O and SG&A expenses decreased as a result of store closures related to ongoing market optimization and lower variable expenses associated with the decrease in sales volume. SG&A expenses also decreased due to the establishment of a legal reserve in Fiscal 2015 of approximately $51 million in connection with the Justice pricing lawsuits. Depreciation expense increased primarily as a result of higher allocated depreciation of Company-owned information technology assets placed into service during Fiscal 2015.

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

(Provision) Benefit for Income Taxes represents federal, foreign, state and local income taxes. The provision for income taxes was $3.6 million for Fiscal 2016, compared to a benefit of $3.8 million for Fiscal 2015. In Fiscal 2016, we had a pretax loss of $8.3 million, compared to a pretax loss of $240.6 million for Fiscal 2015. Our effective tax rate was negative 43.4% for Fiscal 2016. The Company recorded a tax provision in Fiscal 2016 despite the net loss for the period primarily due to state and local taxes and certain expenses which are non-deductible for income tax purposes. The 1.6% effective tax rate for Fiscal 2015 is lower than the Company's Federal statutory rate as a result of the goodwill impairment loss recorded in the Plus Fashion segment which was treated as a permanent non-deductible item, offset in part by an approximate $13 million tax benefit related to the retirement agreement for the former President and CEO of Justice whereby previously non-deductible permanent items for income tax purposes in previous fiscal years, became fully deductible in Fiscal 2015.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Fiscal 2017 Compared to Fiscal 2016

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016
	(millions)
Net cash provided by operating activities	$343.6	$445.4
Net cash used in investing activities	(268.9)	(1,835.7)
Net cash (used in) provided by financing activities	(120.9)	1,521.5
Net (decrease) increase in cash and cash equivalents	$(46.2)	$131.2

Net cash provided by operating activities. Net cash provided by operating activities was $343.6 million for Fiscal 2017, compared with $445.4 million during the year-ago period. Cash provided by operations was lower during Fiscal 2017 as lower net income and unfavorable working capital outflows related to timing of payments and lower incentive compensation accruals were offset in part by cash used for non-recurring payments made during the year-ago period, primarily reflecting an escrow payment of approximately $51 million for the Justice pricing litigation settlement and a payment of approximately $44 million to a former Justice executive.

Net cash used in investing activities. Net cash used in investing activities for Fiscal 2017 was $268.9 million, compared with $1.836 billion for the year-ago period. Net cash used in investing activities in Fiscal 2017 consisted primarily of capital expenditures of $258.1 million and the purchase of an intangible asset of $11.6 million. Net cash used in investing activities in the year-ago period was $1.836 billion, consisting primarily of $1.495 billion of cash paid in the ANN Acquisition and cash used for capital expenditures of $366.5 million, partially offset by net proceeds from the sale of investments of $25.4 million.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $120.9 million during Fiscal 2017, consisting primarily of principal repayments of our term loan. Net cash provided by financing activities was $1.522 billion during the year-ago period, consisting primarily of $1.8 billion of borrowing under our new term loan, offset in part by net repayments of debt under our amended revolving credit agreement of $116.0 million, $77.4 million of redemptions and principal repayments of our term loan debt and $42.6 million of payments made for deferred financing costs related to the new borrowing arrangements entered into during the first quarter of the year-ago period.

Fiscal 2016 Compared to Fiscal 2015

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	July 30, 2016	July 25, 2015
	(millions)
Net cash provided by operating activities	$445.4	$431.3
Net cash used in investing activities	(1,835.7)	(298.1)
Net cash provided (used in) financing activities	1,521.5	(49.5)
Net increase in cash and cash equivalents	$131.2	$83.7

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

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $1.522 billion during Fiscal 2016, consisting primarily of $1.8 billion of borrowing under our new term loan, offset in part by net repayments of debt under our amended revolving credit agreement of $116.0 million, $77.4 million of redemptions and principal repayments of our term loan debt and $42.6 million of payments made for deferred financing costs related to the new borrowing arrangements entered into during the first quarter of Fiscal 2016. Net cash used in financing activities for Fiscal 2015 was $49.5 million, consisting primarily of $56.0 million of repayments of debt (net of borrowings) and proceeds relating to our stock-based compensation plans.

Capital Spending

In Fiscal 2017, we had $258.1 million in capital expenditures, which included both routine spending in connection with ongoing investments in our retail store network, construction and renovation of our existing portfolio of retail stores as well as spending for non-routine capital investments in our technology and supply chain infrastructure. The most significant non-routine initiatives are described below.

During Fiscal 2017, we continued to invest in initiatives that support our omni-channel strategies. We completed the transition of all brands onto our new ecommerce platform with our dressbarn, Lane Bryant and Catherines brands added to the platform. Additionally, the Company's new distribution center in Riverside, California commenced west coast brick-and-mortar distribution this past spring. The Company's distribution centers in Etna, Ohio and Riverside, California, and its fulfillment center in Greencastle, Indiana, are expected to enhance its fulfillment capability and distribution efficiency. Also, in connection with the Change for Growth program, we incurred approximately $5 million in Fiscal 2017 and expect to incur approximately $40 million in Fiscal 2018 on projects to improve operational efficiency and enhance our customer-facing capabilities.
As a result of the Fleet Optimization review in connection with the Change for Growth program, we expect fewer new store openings during Fiscal 2018. Thus, we expect that total capital spending for Fiscal 2018, including (i) routine spending, (ii) technological spending for the projects discussed above, and (iii) spending required to support the Change for Growth program, will be in the range of $190-$220 million. Our routine and non-routine capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, remaining availability under our Amended Revolving Credit Agreement after taking into account outstanding borrowings, letters of credit and the collateral limitation, available cash and cash equivalents and other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, construction and renovation of stores, any future dividend requirements, investment in technology and supply chain infrastructure, acquisitions, debt servicing requirements, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of liquidity will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As of July 29, 2017, approximately $224 million, or 69%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries. For the Company to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% to 20% on a substantial portion of the cash repatriated. A U.S. tax liability has been previously provided for in the provision for income taxes for the portion that is not permanently reinvested as discussed in Note 14, and is currently

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

classified within Deferred income taxes on the accompanying consolidated balance sheets. We continue to assess options for the use of our overseas cash and cash equivalents.

As of July 29, 2017, we had no borrowings outstanding under the Amended Revolving Credit Agreement. After taking into account the $31.1 million in outstanding letters of credit, the Company had $500.4 million of availability under the Amended Revolving Credit Agreement.

Debt

For a detailed description of the terms and restrictions under the amended revolving credit agreement ("Amended Revolving Credit Agreement") and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 12 to the accompanying consolidated financial statements.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. Upon the closing of the Amended Revolving Credit Agreement, there were seven financial institutions participating in the Amended Revolving Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 25%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Amended Revolving Credit Agreement in the event of our election to draw funds in the foreseeable future. The Company was in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of July 29, 2017. The Company believes the Amended Revolving Credit Agreement will provide sufficient liquidity to continue to support the Company’s operating needs and capital requirements for the foreseeable future.

Term Loan

For Fiscal 2017, the Company repaid a total of $122.5 million, which was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment until May 2018. We may from time to time seek to repay or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

The Company is required to make principal payments of $44 million in Fiscal 2018. Additionally, the Company expects to incur cash interest expense of approximately $90 million on the Term Loan in Fiscal 2018 based on the outstanding balance and interest rates in effect as of July 29, 2017. Such interest and principal payments are expected to be funded with our cash flows from operations.

Common Stock Repurchase Program

There were no purchases of common stock by the Company during Fiscal 2017 under its repurchase program. For a complete description of the Company's 2016 Stock Repurchase Program, see Note 16 to the accompanying consolidated financial statements.

We may from time to time continue to repurchase additional shares depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt agreements, among other factors.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS

Firm Commitments

The following table summarizes certain of the Company's aggregate contractual obligations as of July 29, 2017, and the estimated timing and effect that such obligations are expected to have on the Company's liquidity and cash flows in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its Amended Revolving Credit Agreement.

	Payments Due by Period
Contractual Obligations	Fiscal 2018	Fiscal 2019- 2020	Fiscal 2021- 2022	Fiscal 2023 and Thereafter	Total
	(millions)
Long-term debt	$44.0	$157.5	$180.0	$1,215.0	$1,596.5
Interest payments on long-term debt	89.6	166.6	146.4	5.3	407.9
Operating leases	585.1	941.6	672.3	608.1	2,807.1
Inventory purchase commitments	761.1	1.0	—	—	762.1
Other commitments	32.0	52.3	19.7	—	104.0
Total	$1,511.8	$1,319.0	$1,018.4	$1,828.4	$5,677.6

The following is a description of the Company's material, firmly committed contractual obligations as of July 29, 2017:

•	Long-term debt represents contractual payments of outstanding borrowings under our borrowing agreements as of July 29, 2017.

•
Interest payments on long-term debt represent interest payments related to our borrowing agreements. Interest payments on our Term Loan were calculated based on the interest rates in effect as of July 29, 2017 and the estimated outstanding balance, giving effect to the contractual repayments in future periods. Interest payments on our Amended Revolving Credit Agreement, if any, were calculated based on the outstanding balance and the interest rates in effect as of July 29, 2017, as if the borrowings remain outstanding until mandatory repayment is required at expiration in August 2020.

•
Operating lease obligations represent the estimated minimum lease rental payments for the Company's real estate and operating equipment in various locations around the world and do not include incremental rentals based on a percentage of sales. Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved or co-tenancy requirements are not being satisfied. All future minimum rentals under these cancelable leases have been included in the above table. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties, which are not included in the table above.

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

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $61.1 million as of July 29, 2017. This liability for unrecognized tax benefits has been excluded from the above table because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

The above table also excludes the following: (i) non-debt related amounts included in current liabilities in the consolidated balance sheet as of July 29, 2017, as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes and other miscellaneous items).

The Company also has certain contractual arrangements that would require it to make payments if certain circumstances occur. See Notes 15 and 18 to the accompanying consolidated financial statements for a description of the Company's contingent commitments not included in the above table, including obligations under employment agreements.

Off-Balance Sheet Arrangements

The Company's off-balance sheet firm commitments, which include outstanding letters of credit amounted to approximately $31.1 million as of July 29, 2017. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on its operational results, financial condition and cash flows.

MARKET RISK MANAGEMENT

The Company is exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our Canadian operations, changes in interest rates, and changes in both the value and liquidity of our cash and cash equivalents. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of the end of Fiscal 2017, the Company did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores and ecommerce operations normally are transacted in U.S. dollars. In addition, our 100% owned international retail operations represent approximately 2% of our consolidated revenues for Fiscal 2017. In the future, if our international operations continue to expand, we may consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

As of July 29, 2017, our Company had $1.597 billion in variable-rate debt outstanding under our borrowing agreements. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, the Company’s interest expense would increase or decrease by approximately $2.0 million, and net income would decrease or increase, respectively, by approximately $1.2 million. See Note 12 to our consolidated financial statements for a summary of the terms and conditions of our borrowing agreements.

Investment Risk Management

As of July 29, 2017, our Company had cash and cash equivalents of $325.6 million. We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents on deposit at overseas financial institutions as well as FDIC-insured financial institutions that were in excess of FDIC-insured limits at the end of Fiscal 2017. This represents a concentration of credit risk. While there have been no losses recorded on deposits of cash and cash equivalents to date, we cannot be assured we will not experience losses on our deposits in the future.

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

Inventories

Retail Inventory Method

We hold inventory for sale through our retail stores and ecommerce sites. All of the Company's segments, other than Premium Fashion discussed below, use the retail inventory method of accounting, under which inventory is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and the resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.

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

Weighted-average Cost Method

The Premium Fashion segment uses the weighted-average cost method to value inventory, under which inventory is valued at the lower of average cost or market, at the individual item level. Inventory cost is adjusted when the current selling price or future estimated selling price is less than cost.

Reserves for inventory shrinkage, representing the risk of physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

Impairment of Goodwill and Other Intangible Assets

Goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually, or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.

As described in Note 4 to the accompanying consolidated financial statements, the Company elected to early adopt Accounting Standards Update ("ASU") 2017-04 in Fiscal 2017, which removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. Under the new guidance, the Company evaluates assets for potential impairment, and then determines goodwill impairment by comparing the reporting unit's fair value to its carrying value. A goodwill impairment loss is recognized

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.
To assist management in the process of determining goodwill impairment, the Company reviews and considers an appraisal from an independent valuation firm. Estimates of fair value are determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projected future cash flows and the timing of those cash flows, discount rates reflecting the risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables. Estimating the fair value is judgmental in nature, which could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

The fair values of the reporting units are determined using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method and guideline transaction method). The Company believes that the income approach is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Therefore, a greater weighting was applied to the income approach than the market approach. Historically, the Company assigned 75% to the income approach, 15% to the guideline public company method and 10% to the guideline transaction method for all reporting units. Due to the lack of recent comparable transactions, guideline transaction method was not used in determining the reporting unit fair values in Fiscal 2017. As a result, 85% was assigned to the income approach and 15% was assigned to the market approach in the interim test described below.

The assessment is performed at the reporting unit level. The reporting units identified for the purpose of goodwill impairment assessment for all periods presented are ANN, Justice, Lane Bryant, maurices, dressbarn and Catherines, each of which represents the lowest level where discrete financial information is available and is regularly reviewed by segment managers.

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

As a result of a significantly lower forecasted revenue assumptions over the projection period, the Company recognized an impairment loss of $728.1 million to write down the carrying values of its trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name, and $161.8 million of our Lane Bryant trade name. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). In addition, the Company recognized a goodwill impairment charge of $596.3 million as follows: a goodwill impairment charge of $428.9 million at the ANN reporting unit, $107.2 million at the maurices reporting and $60.2 million at the Lane Bryant reporting unit to write down the carrying values of the reporting units (based on the revised carrying value after deducting the trade name impairments discussed above) to their fair values. The results of the Interim Test were also used to support our annual impairment test on the first day of the fourth quarter of Fiscal 2017.

Significant assumptions underlying the discounted cash flows included: a weighted average cost of capital ("WACC") of 11.0% to 15.0% which was determined from relevant market comparisons and adjusted for specific risks; operating income margin of mid-to-high single digits and a terminal growth rate of 2%. Changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in WACC rate would increase/decrease the fair value by approximately $60 million at ANN, $30 million at maurices and $15 million at Lane Bryant. A hypothetical 1% change in the operating income percentages in all periods would increase/decrease the fair value by approximately $120 million at ANN, $60 million at maurices and $45 million at Lane Bryant. Finally, a hypothetical 1% change in the terminal growth rate would increase/decrease the fair value by approximately $40 million at ANN, $20 million at maurices and $10 million at Lane Bryant. Any changes in fair value resulting from changes in the assumptions discussed above would increase/decrease the impairment charges of the respective goodwill and trade name.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Additionally, if we continue to experience sustained periods of unexpected declines in consumer spending, or fail to realize the anticipated cost savings associated from the Change for Growth Program, it could adversely impact the long-term assumptions used in our Interim Test. Such trends may also have a negative impact on some of the other key assumptions used in the Interim Test, including anticipated gross margin and operating income margin as well as the WACC rate. These assumptions are highly judgmental and subject to change. Such changes, if material, may require us to incur additional impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods, including our other reporting units that exceeded or substantially exceeded their respective carrying values. In that regard, our Justice reporting unit currently only exceeded its carrying value by 8%. The fair value of our Catherines reporting unit substantially exceeded its carrying value and was not at risk of impairment as of our Interim Test.

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

During Fiscal 2017, Fiscal 2016 and Fiscal 2015, the Company recorded non-cash impairment charges of $21.6 million, $13.3 million and $10.8 million, respectively, to reduce the net carrying value of certain long-lived tangible assets to their estimated fair value. Additionally, the Company incurred incremental store impairment charges of $14.0 million in Fiscal 2017 in connection with the Fleet Optimization review, which are included within Restructuring and other related charges. There have been no impairment losses recorded on the Company’s finite-lived intangible assets for any of the periods presented. See Note 9 to the accompanying consolidated financial statements for further discussion.

Income Taxes

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets and liabilities, current taxes payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year, and include the results of any differences between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carry forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment.

Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. This determination requires significant judgment by management. Tax valuation allowances are analyzed quarterly and adjusted as events occur, or circumstances change, that warrant adjustments to those balances. If we continue to experience sustained periods of unexpected declines in consumer spending, or fail to realize the anticipated cost savings associated from the Change for Growth Program, it could adversely impact our assessment of the realization of deferred tax assets. Such changes, if material, may require us to write-off all or a portion of our deferred tax assets in future periods.

We also establish a reserve for uncertain tax positions. If we consider that a tax position is more-likely-than-not of being sustained upon audit, based solely on the technical merits of the position, we recognize the tax benefit. We measure the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and we often obtain assistance from external advisors. We regularly monitor our position and subsequently recognize the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

merits of the position to more-likely-than-not, (ii) the statute of limitation expires or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of the fiscal year end covered by this Annual Report on Form 10-K.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. The report is included elsewhere herein.

(c) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 29, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of July 29, 2017 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	16,413,717	$11.42	17,449,970
Equity compensation plans not approved by security holders	—	—	—
Total	16,413,717	$11.42	17,449,970
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

Exhibit Number	Description
3(i).1	Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc. is incorporated by reference to Annex II to the Proxy Statement dated November 18, 2010.

3(i).2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc. is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 3, 2011.

3(ii).1	By-Laws of Ascena Retail Group, Inc., as amended and restated, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 6, 2015.

3(ii).2	Amendment to Amended and Restated By-Laws of Ascena Retail Group, Inc., adopted November 2, 2015, is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 3, 2015.

10.1	2016 Omnibus Incentive Plan is incorporated by reference to Annex A to the Proxy Statement dated November 3, 2015.*

10.2	Amended and Restated Executive 162(m) Bonus Plan, effective as of December 12, 2013, is incorporated by reference to Annex A to the Proxy Statement dated November 5, 2013.*

10.3	Employment Agreement dated May 2, 2002 with Elliot S. Jaffe is incorporated by reference to Exhibit 10(u)(u) to the Form 10-K filed for the fiscal year ended July 27, 2002.*

10.4	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe is incorporated by reference to Exhibit 99.1 to the Form 8-K filed on July 13, 2006.*

10.5	Employment Agreement dated March 5, 2014 with David Jaffe is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 6, 2014.*

10.6	Employment Letter dated January 23, 2015 with John Pershing is incorporated by reference to Exhibit 10.6 to the Form 10-K filed for the fiscal year ended July 25, 2015.*

10.7	Employment Letter dated July 20, 2015 with Robb Giammatteo is incorporated by reference to Exhibit 10.7 to the Form 10-K filed for the fiscal year ended July 25, 2015.*

10.8	Supplemental Retirement Benefit Agreement dated August 29, 2006 with Mrs. Roslyn Jaffe is incorporated by reference to Exhibit 99.1 to the Form 8-K filed on August 30, 2006.*

10.9	Amendment and Restatement of the Company's Executive Severance Plan effective as of December 9, 2015, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 11, 2015.*

10.10
Form of Indemnification Agreement, adopted January 1, 2011, for Members of the Board of Directors and certain executive officers is incorporated by reference to Exhibit 10.24 to the Form 10-K filed for the fiscal year ended July 30, 2011.*

10.11
Amendment and Restatement Agreement dated as of July 24, 2015 and effective as of August 21, 2015, among the Company, the Borrowing Subsidiaries, the Loan Parties, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 27, 2015.

10.12
Term Credit Agreement dated as of August 21, 2015 among the Company, AnnTaylor Retail, Inc., the Lenders and Goldman Sachs Bank USA, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 27, 2015.

10.13	Amendment and Restatement of the Company’s Executive Severance Plan effective March 2, 2016, is incorporated by reference to Exhibit 10.2 to the Form 10-Q for the fiscal quarter ended April 29, 2017.*

10.14	Employment Letter dated December 4, 2015 with Duane D. Holloway is incorporated by reference to Exhibit 10.14 to the Form 10-K filed for the fiscal year ended July 30, 2016.*

Exhibit Number	Description

10.15	Amendment No. 1 to the Company’s Executive Severance Plan effective December 7, 2016, is incorporated by reference to Exhibit 10.3 to the Form 10-Q for the fiscal quarter ended April 29, 2017.*

10.16	Employment Letter dated October 4, 2016 with Brian Lynch is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2016.*

10.17
Ascena Retail Group, Inc. Transformation Bonus Program Terms and Conditions under the 2016 Omnibus Incentive Plan (as Amended and Restated effective December 10, 2015) effective as of March 30, 2017, filed herewith as Exhibit 10.17.*

10.18
Form of Award Agreement pursuant to the Ascena Retail Group, Inc. Transformation Bonus Program under the 2016 Omnibus Incentive Plan (as Amended and Restated effective December 10, 2015) effective as of March 30, 2017, filed herewith as Exhibit 10.18.*

10.19
Amended and Restated Credit Card Program Agreement dated April 28, 2017, by and between Ascena Retail Group, Inc. and Capital One, National Association, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the fiscal quarter ended April 29, 2017.

10.20	Amendment and Restatement of the Company's Executive Severance Plan effective as of June 8, 2017, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 8, 2017.*

10.21	Employment Letter dated July 29, 2017 with David Jaffe is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2017.*

10.22	Employment Letter dated June 12, 2017 with Brian Lynch is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2017.*

10.23	Employment Letter dated June 1, 2017 with Gary Muto is incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 1, 2017.*

10.24	Employment Letter dated August 23, 2017 with Daniel Lamadrid is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 28, 2017.*

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers is incorporated by reference to Exhibit 14 to the Form 10-K filed for the fiscal year ended July 26, 2003.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith.**

32.2	Section 906 Certification of Chief Financial Officer, filed herewith.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

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

Ascena Retail Group, Inc.

Date: September 25, 2017	by	/s/ DAVID JAFFE
David Jaffe
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID JAFFE
David Jaffe	Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	September 25, 2017

/s/ ROBB GIAMMATTEO
Robb Giammatteo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 25, 2017

/s/ KEVIN TROLARO
Kevin Trolaro	Vice President, Financial Reporting (Interim Principal Accounting Officer)	September 25, 2017

/s/ KATIE J. BAYNE
Katie J. Bayne	Director	September 25, 2017

/s/ KATE BUGGELN
Kate Buggeln	Director	September 25, 2017

/s/ STEVEN L. KIRSHENBAUM
Steven L. Kirshenbaum	Director	September 25, 2017

/s/ KATHERINE L. KRILL
Katherine L. Krill	Director	September 25, 2017

/s/ MARC LASRY
Marc Lasry	Director	September 25, 2017

/s/ RANDY L. PEARCE
Randy L. Pearce	Director	September 25, 2017

/s/ STACEY RAUCH
Stacey Rauch	Director	September 25, 2017

/s/ CARL S. RUBIN
Carl S. Rubin	Director	September 25, 2017

/s/ LINDA YACCARINO
Linda Yaccarino	Director	September 25, 2017

ASCENA RETAIL GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All schedules are omitted because either they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	July 29, 2017	July 30, 2016
	(millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$325.6	$371.8
Inventories	639.3	649.3
Prepaid expenses and other current assets	157.4	218.9
Total current assets	1,122.3	1,240.0
Property and equipment, net	1,437.6	1,630.1
Goodwill	683.0	1,279.3
Other intangible assets, net	532.4	1,268.7
Other assets	96.2	88.2
Total assets	$3,871.5	$5,506.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$411.6	$429.4
Accrued expenses and other current liabilities	352.9	413.7
Deferred income	121.5	110.0
Income taxes payable	7.1	6.6
Current portion of long-term debt	44.0	54.0
Total current liabilities	937.1	1,013.7
Long-term debt	1,494.1	1,594.5
Lease-related liabilities	348.3	387.1
Deferred income taxes	79.3	442.2
Other non-current liabilities	191.7	205.5
Total liabilities	3,050.5	3,643.0

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.01 per share; 195.1 and 194.2 million shares issued and outstanding	2.0	1.9
Additional paid-in capital	1,068.2	1,050.3
Retained (deficit) earnings	(238.8)	828.8
Accumulated other comprehensive loss	(10.4)	(17.7)
Total equity	821.0	1,863.3
Total liabilities and equity	$3,871.5	$5,506.3

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions, except per share data)
Net sales	$6,649.8	$6,995.4	$4,802.9
Cost of goods sold	(2,790.2)	(3,066.7)	(2,133.7)
Gross margin	3,859.6	3,928.7	2,669.2

Other operating expenses:
Buying, distribution and occupancy expenses	(1,274.3)	(1,286.5)	(856.9)
Selling, general and administrative expenses	(2,068.5)	(2,112.3)	(1,490.9)
Acquisition and integration expenses	(39.4)	(77.4)	(31.7)
Restructuring and other related charges	(81.9)	—	—
Impairment of goodwill	(596.3)	—	(261.7)
Impairment of intangible assets	(728.1)	—	(44.7)
Depreciation and amortization expense	(384.9)	(358.7)	(218.2)
Total other operating expenses	(5,173.4)	(3,834.9)	(2,904.1)
Operating (loss) income	(1,313.8)	93.8	(234.9)

Interest expense	(102.2)	(103.3)	(6.0)
Interest income and other income, net	1.8	0.4	0.3
Gain on extinguishment of debt	—	0.8	—
Loss before benefit (provision) for income taxes	(1,414.2)	(8.3)	(240.6)
Benefit (provision) for income taxes	346.9	(3.6)	3.8
Net loss	$(1,067.3)	$(11.9)	$(236.8)

Net loss per common share:
Basic	$(5.48)	$(0.06)	$(1.46)
Diluted	$(5.48)	$(0.06)	$(1.46)

Weighted average common shares outstanding:
Basic	194.8	192.2	162.6
Diluted	194.8	192.2	162.6

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Net loss	$(1,067.3)	$(11.9)	$(236.8)
Other comprehensive income (loss), net of tax:
Net actuarial loss on a defined benefit pension plan, net of income tax benefit of $0.4 million and $2.5 million, respectively	(0.7)	(3.8)	—
Foreign currency translation adjustment	3.5	(1.3)	(10.4)
Total other comprehensive income (loss) before reclassification	2.8	(5.1)	(10.4)
Reclassification of settlement charges for ANN's pension plan, net of income tax benefit of $2.9 million	4.5	—	—
Total comprehensive loss	$(1,060.0)	$(17.0)	$(247.2)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Cash flows from operating activities:
Net loss	$(1,067.3)	$(11.9)	$(236.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	384.9	358.7	218.2
Deferred income tax benefit	(371.3)	(26.8)	(6.6)
Deferred rent and other occupancy costs	(62.7)	(74.4)	(39.1)
Gain on extinguishment of debt	—	(0.8)	—
Gain on sale of assets	—	—	(1.6)
Amortization of acquisition-related inventory write-up	—	126.9	—
Non-cash stock-based compensation expense	24.5	26.2	18.2
Non-cash impairment of tangible assets	35.6	13.3	10.8
Non-cash impairment of goodwill	596.3	—	261.7
Non-cash impairment of intangible assets	728.1	—	44.7
Non-cash interest expense, net	12.1	11.3	0.9
Other non-cash expense (income), net	10.9	(0.9)	(2.4)
Excess tax benefits from stock-based compensation	—	(1.5)	—
Changes in operating assets and liabilities:
Inventories	10.0	111.4	63.9
Accounts payable, accrued liabilities and income taxes payable	(26.0)	(133.6)	54.2
Deferred income	15.6	7.8	7.7
Lease-related liabilities	31.4	52.5	32.6
Other balance sheet changes, net	21.5	(12.8)	4.9
Net cash provided by operating activities	343.6	445.4	431.3

Cash flows from investing activities:
Cash paid for the acquisition of ANN INC., net of cash acquired (Note 5)	—	(1,494.6)	—
Capital expenditures	(258.1)	(366.5)	(312.5)
Acquisition of intangible assets	(11.6)	—	—
Proceeds from the sale of assets	—	—	8.9
Purchases of investments	—	(1.1)	(22.3)
Proceeds from sales and maturities of investments	0.8	26.5	27.8
Net cash used in investing activities	(268.9)	(1,835.7)	(298.1)

Cash flows from financing activities:
Proceeds from revolver borrowings	1,221.9	1,510.5	832.3
Repayments of revolver borrowings	(1,221.9)	(1,626.5)	(888.3)
Proceeds from term loan, net of original issue discount	—	1,764.0	—
Redemptions and repayments of term loan	(122.5)	(77.4)	—
Payment of deferred financing costs	—	(42.6)	(2.2)
Purchases and retirements of common stock	—	(18.6)	—
Proceeds from stock options exercised and employee stock purchases	1.6	10.6	8.7
Excess tax benefits from stock-based compensation	—	1.5	—
Net cash (used in) provided by financing activities	(120.9)	1,521.5	(49.5)

Net (decrease) increase in cash and cash equivalents	(46.2)	131.2	83.7
Cash and cash equivalents at beginning of year	371.8	240.6	156.9

Cash and cash equivalents at end of year	$325.6	$371.8	$240.6

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
	(millions)
Balance, July 26, 2014	161.8	$1.6	$642.2	$1,096.1	$(2.2)	$1,737.7
Net loss	—	—	—	(236.8)	—	(236.8)
Total other comprehensive loss	—	—	—	—	(10.4)	(10.4)
Shares issued and equity grants made pursuant to stock-based compensation plans	1.4	—	27.6	—	—	27.6
Balance, July 25, 2015	163.2	1.6	669.8	859.3	(12.6)	1,518.1
Net loss	—	—	—	(11.9)	—	(11.9)
Common stock issued in connection with the acquisition of ANN INC. (Note 5)	31.2	0.3	344.6	—	—	344.9
Total other comprehensive loss	—	—	—	—	(5.1)	(5.1)
Shares issued and equity grants made pursuant to stock-based compensation plans	1.9	—	35.9	—	—	35.9
Purchases and retirements of common stock	(2.1)	—	—	(18.6)		(18.6)
Balance, July 30, 2016	194.2	1.9	1,050.3	828.8	(17.7)	1,863.3
Net loss	—	—	—	(1,067.3)	—	(1,067.3)
Total other comprehensive income	—	—	—	—	7.3	7.3
Shares issued and equity grants made pursuant to stock-based compensation plans	0.9	0.1	17.9	—	—	18.0
Other	—	—	—	(0.3)	—	(0.3)
Balance, July 29, 2017	195.1	$2.0	$1,068.2	$(238.8)	$(10.4)	$821.0

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. On August 21, 2015, the Company acquired ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands (the "ANN Acquisition"). The Company operates, through its 100% owned subsidiaries, ecommerce operations and approximately 4,800 stores in the United States, Canada and Puerto Rico. The Company had annual revenues of approximately $6.6 billion for Fiscal 2017. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

In connection with the Change for Growth program, as more fully described in Note 7, effective October 2016, the Company reorganized into four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. All of our segments sell fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our segments consist of specialty retail, outlet and ecommerce as well as licensed franchises in international territories at our Kids Fashion segment. Our Premium Fashion segment consists of our Ann Taylor and LOFT brands; our Value Fashion segment consists of our maurices and dressbarn brands; our Plus Fashion segment consists of our Lane Bryant and Catherines brands; and our Kids Fashion segment consists of our Justice brand.

The Company's brands had the following store counts as of July 29, 2017: Ann Taylor 322 stores; LOFT 678 stores; Justice 900 stores; Lane Bryant 764 stores; maurices 1,005 stores; dressbarn 779 stores; and Catherines 359 stores.

2. Basis of Presentation

Basis of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and present the financial position, operational results, comprehensive loss and cash flows of the Company and its 100% owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include: evaluation of goodwill and other intangible assets for impairment; the determination of the fair values of assets acquired and liabilities assumed in a business combination; the realizability of inventory; impairments of long-lived tangible assets; and the realizability of deferred tax assets.

Fiscal Year

Fiscal year 2017 ended on July 29, 2017 and reflected a 52-week period (“Fiscal 2017"); fiscal year 2016 ended on July 30, 2016 and reflected a 53-week period (“Fiscal 2016"); and fiscal year 2015 ended on July 25, 2015 and reflected a 52-week period (“Fiscal 2015”). The results of ANN, or our Premium Fashion segment, for the post-acquisition period from August 22, 2015 to July 30, 2016, have been included in the Company's consolidated statements of operations for Fiscal 2016. All references to “Fiscal 2018” refer to our 53-week period that will end on August 4, 2018 when the Company conforms its fiscal periods to the National Retail Federation calendar (the "NRF Calendar").

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

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable. Reserves for estimated product returns were $18.1 million and $17.3 million as of July 29, 2017 and July 30, 2016, respectively.

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

In addition to retail-store, ecommerce and third party sales, the Company's segments recognize revenue from (i) licensing arrangements with franchised stores, (ii) royalty payments received under license agreements for the use of their trade name and (iii) credit card agreements as it is earned in accordance with the terms of the underlying agreements.

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

Buying, Distribution and Occupancy Expenses

Buying, distribution and occupancy expenses ("BD&O expenses") consist of store occupancy and utility costs, fulfillment expense (as defined below) and all costs associated with the buying and distribution functions (excluding depreciation).

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisition and Integration Expenses

Acquisition and integration expenses consist primarily of transaction expenses representing legal, consulting and investment banking-related costs that are direct, incremental costs incurred prior to the closing of an acquisition, costs to integrate the operations of acquired businesses into the Company's existing infrastructure and severance and retention-related expenses from integrating acquired businesses.

Restructuring and Other Related Charges

Restructuring and other related charges consist of severance and benefit costs, long-lived asset impairment charges and professional fees incurred in connection with identification and implementation of the initiatives associated with the Change for Growth program, as more fully described in Note 7.

Shipping and Fulfillment

Shipping and fulfillment fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as a component of COGS. Costs associated with preparing the merchandise for shipping, such as picking, packing, warehousing and order charges ("fulfillment expense") are recorded as a component of BD&O expenses. Fulfillment expense was approximately $41.0 million in Fiscal 2017, $50.5 million in Fiscal 2016 and $37.8 million in Fiscal 2015.

Marketing and Advertising Costs

Marketing and advertising costs are included in SG&A expenses. Marketing and advertising costs are expensed when the advertisement is first exhibited. Marketing and advertising expenses were $269.1 million for Fiscal 2017, $270.6 million for Fiscal 2016 and $176.7 million for Fiscal 2015. Deferred marketing and advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were not material at the end of either Fiscal 2017 or Fiscal 2016.

Foreign Currency Translation and Transactions

The operating results and financial position of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation gains or losses are included in the consolidated statements of comprehensive loss, and in the consolidated statements of equity as a component of accumulated other comprehensive loss (“AOCI”). Gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature also are included within AOCI.

The Company recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses also result from intercompany loans made to foreign subsidiaries that are not of a long-term investment nature and include amounts realized on the settlement of certain intercompany loans with foreign subsidiaries. Net (gains) losses from foreign currency transactions were $(0.4) million in Fiscal 2017, $1.5 million in Fiscal 2016 and $0.9 million in Fiscal 2015. Such amounts are recognized in earnings and included within Interest income and other income, net in the accompanying consolidated statements of operations.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Incentive Plans

The Company maintains a long-term cash incentive program ("LTIP") which entitles the holder to a cash payment equal to a target amount earned at the end of a performance period and is subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a one, two or three-year performance period. Compensation expense for the LTIP is recognized over the related performance periods based on the expected achievement of the performance goals.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less and receivables from financial institutions related to credit card purchases due to the high-credit quality and short time frame for settlement of the outstanding amounts.

Concentration of Credit Risk

The Company maintains cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents on deposit at overseas financial institutions as well as at financial institutions that were in excess of FDIC-insured limits at July 29, 2017.

Inventories

Retail Inventory Method

We hold inventory for sale through our retail stores and ecommerce sites. All of the Company's segments, other than our Premium Fashion segment discussed below, use the retail inventory method of accounting, under which inventory is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and the resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.

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

Weighted-average Cost Method

Our Premium Fashion segment uses the weighted-average cost method to value inventory, under which inventory is valued at the lower of average cost or market, at the individual item level. Inventory cost is adjusted when the current selling price or future estimated selling price is less than cost.

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

Goodwill and certain other intangible assets deemed to have indefinite useful lives, including trade names and certain franchise rights, are not amortized but assessed for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. Such assessment is performed using a quantitative approach at the reporting unit level. The reporting units identified for the purpose of the goodwill impairment assessment for all periods presented are ANN, Justice, Lane Bryant, maurices, dressbarn and Catherines, each of which represents the lowest level where discrete financial information is available and is regularly reviewed by segment managers.

During Fiscal 2016 and Fiscal 2015, the annual impairment assessment was performed as of the first day of the fourth quarter each fiscal year. Goodwill impairment was determined using a two-step process. The first step of the goodwill impairment test was to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not to be impaired and performance of the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit was then allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

During the third quarter of Fiscal 2017, as more fully described in Note 6, as of result of lower than expected sales and profitability trends, the Company significantly reduced its level of forecasted earnings for Fiscal 2017 and future periods. The Company concluded that these factors, as well as the decline in the Company's stock price, represented impairment indicators which required

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company to test its goodwill and indefinite-lived intangible assets for impairment (the "Interim Test"). The Interim Test was performed as of the last day of the third quarter of Fiscal 2017 and was also used to support our annual impairment test on the first day of the fourth quarter of Fiscal 2017. The Company elected to early adopt Accounting Standards Update ("ASU") 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. Under the new guidance, the Company evaluates assets for potential impairment, and then determines goodwill impairment by comparing the reporting unit's fair value to its carrying value. A goodwill impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.
The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. The fair value of indefinite-lived intangible assets is primarily determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. In addition, in evaluating finite-lived intangible assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.

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

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation and employee healthcare benefits. Liabilities associated with these risks are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop-loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of July 29, 2017 and July 30, 2016, these reserves were $73.1 million and $70.4 million, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, and its workers’ compensation plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. The Company’s stop-loss insurance coverage limit for individual claims under these policies is $750,000. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

Income Taxes

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets and liabilities, current taxes payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year, and include the results of any differences between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carry forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment.

Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

In determining the income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions. If the Company considers that a tax position is more-likely-than-not of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitation expires or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the benefit (provision) for income taxes in the Company’s accompanying consolidated statements of operations and are classified on the accompanying consolidated balance sheets with the related liability for uncertain tax positions.

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

4. Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. The Company elected to early adopt this guidance for its Fiscal 2017 interim goodwill assessment conducted during the third quarter of Fiscal 2017. See Note 6 for a discussion of the Company's goodwill and other indefinite-lived intangible assets and a discussion of the results of the interim assessment, including related impairment charges.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods therein, with early adoption permitted. Currently, the accounting for income taxes requires excess tax benefits and shortfalls to be recorded within equity as an adjustment to paid-in-capital whereas the new standard requires it to be recorded within the provision for income taxes in the consolidated statements of operations in the period they are realized. The impact of this change will depend on changes in the Company's stock price and the timing of the exercise of stock options and the vesting of restricted stock units, so the full effect of the standard is not able to be quantified. However, the recognition of these changes within the consolidated statements of operations will likely result in increased volatility of our provision for income taxes and earnings. In addition, the guidance will change the classification of excess tax benefits and shortfalls from a financing activity to an operating activity within the Company's consolidated statements of cash flows. The Company will apply this change on a prospective basis. The other amendments of the standard are not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. Adoption of the standard requires a modified retrospective approach where the guidance is applied to the earliest comparative period presented. The Company is currently

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

evaluating the guidance and its impact on the Company's consolidated financial statements, but expects that it will result in a significant increase to its long-term assets and liabilities. The Company is also in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard in fiscal 2020.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in FASB Accounting Standards Codification, "Revenue Recognition (Topic 605)." The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance, which was deferred in July 2015, is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The guidance may be applied retrospectively to each period presented or with the cumulative effect recognized as of the initial date of application. The Company is currently in the process of evaluating the impact that adopting ASU 2014-09 will have on its consolidated financial statements and notes thereto. Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue streams (its retail store and ecommerce businesses) and related timing of revenue recognition thereof, will remain substantially unchanged. The Company is in the process of evaluating the impact of the new standard on ancillary sources of revenue, such as its loyalty and credit card programs, which represented approximately 2% of total net sales in Fiscal 2017. The Company has not yet determined whether the guidance will be adopted using the full retrospective restatement of all prior periods presented, or using the modified retrospective basis with a cumulative adjustment to opening retained earnings in the year of initial adoption. Finally, we are also analyzing the impact of the new standard on our current accounting policies and internal controls. Upon completion of these assessments, the Company will evaluate the impact of adopting the new standard on the Company's consolidated financial statements.

5. Acquisition of ANN INC.

On August 21, 2015, the Company acquired 100% of the outstanding common stock of ANN for an aggregate purchase price of approximately $2.1 billion. The purchase price consisted of approximately $1.75 billion in cash and the issuance of 31.2 million shares of the Company's common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. The cash portion of the purchase price was funded with borrowings under a $1.8 billion seven-year, variable-rate term loan described in Note 12. The acquisition is intended to diversify our portfolio of brands that serve the needs of women of different ages, sizes and demographics.

The Company expensed $20.8 million of transaction costs during Fiscal 2016 which are included within Acquisition and integration expenses in the Company’s accompanying consolidated statements of operations. In addition, the Company expensed $126.9 million during Fiscal 2016 related to the amortization of the write-up of ANN's inventory to its fair value which is included within Cost of goods sold in the consolidated statements of operations.

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

The allocation of the purchase price to the assets acquired and liabilities assumed, including the amount allocated to goodwill, was subject to change within the measurement period (up to one year from the acquisition date) as additional information that existed at the date of the acquisition related to the values of assets acquired and liabilities assumed was obtained. During Fiscal 2016, the Company recorded certain immaterial measurement-period adjustments. There were no measurement-period adjustments recorded during Fiscal 2017 and the purchase price allocation was finalized during the first quarter of Fiscal 2017.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the final allocation of fair values of the identifiable assets acquired and liabilities assumed in the ANN Acquisition.

Final Purchase Price Allocation
(millions)
Cash and cash equivalents	$257.6
Inventories	398.3
Prepaid expenses and other current assets	118.5
Property and equipment	453.3
Goodwill (a)	959.6
Other intangible assets (Note 6):
Trade names (a)	815.0
Customer relationships	51.5
Favorable leases	38.4
Other assets	3.5
Total assets acquired	3,095.7

Accounts payable	155.6
Accrued expenses and other current liabilities	209.0
Deferred income	46.0
Lease-related liabilities	175.0
Deferred income taxes	374.1
Other non-current liabilities	38.8
Total liabilities assumed	998.5

Total net assets acquired	$2,097.2
_______
(a) Refer to Note 6 for a discussion of impairment charges recorded during Fiscal 2017.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The results of ANN for the post-acquisition period from August 22, 2015 to July 30, 2016 included in the Company’s accompanying consolidated statement of operations for Fiscal 2016 consist of the following:

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Goodwill and Other Intangible Assets

Goodwill

The following details the changes in goodwill for each reportable segment:

	Premium Fashion (a)	Value Fashion (b)	Plus Fashion (c)	Kids Fashion	Total
	(millions)
Balance at July 25, 2015	$—	$130.7	$85.4	$103.6	$319.7
Acquisition-related activity (Note 5)	733.9	70.0	89.9	65.8	959.6
Balance at July 30, 2016	733.9	200.7	175.3	169.4	1,279.3
Impairment losses	(428.9)	(107.2)	(60.2)	—	(596.3)
Balance at July 29, 2017	$305.0	$93.5	$115.1	$169.4	$683.0

 (a) The impairment loss for Fiscal 2017 also represents the accumulated impairment loss at the ANN reporting unit as of July 29, 2017.
 (b) The impairment loss for Fiscal 2017 also represents the accumulated impairment loss at the maurices reporting unit as of July 29, 2017.
 (c) The impairment loss for Fiscal 2017 represents impairment charges at the Lane Bryant reporting unit. The accumulated impairment loss at the Lane Bryant reporting unit was $321.9 million as of July 29, 2017 and $261.7 million as of July 30, 2016.

As described in Note 5, the Company recorded goodwill of $959.6 million for the ANN Acquisition. During the fourth quarter of Fiscal 2016, the Company assigned $225.7 million of goodwill from its ANN reporting unit to the Company's other reporting units as the analysis of the expected synergies was completed. The allocation of goodwill was based on specific identification or other reasonable allocation methodologies for expected cost savings related to procurement, fulfillment, distribution and brand services. The amount of goodwill assigned to a reporting unit represents the difference between the fair value of that reporting unit before and after the acquisition using a with-and-without analysis that measures the fair values of the expected synergies under the income approach.

Other Intangible Assets

Other intangible assets consist of the following:

	July 29, 2017			July 30, 2016
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization (a):	(millions)
Proprietary technology	$5.3	$(5.3)	$—	$5.3	$(5.3)	$—
Customer relationships	54.2	(32.4)	21.8	54.2	(19.9)	34.3
Favorable leases	38.2	(14.4)	23.8	38.2	(7.1)	31.1
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	103.0	(57.4)	45.6	103.0	(37.6)	65.4
Intangible assets not subject to amortization:
Brands and trade names (b)	475.9	—	475.9	1,192.4	—	1,192.4
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	486.8	—	486.8	1,203.3	—	1,203.3
Total intangible assets	$589.8	$(57.4)	$532.4	$1,306.3	$(37.6)	$1,268.7
________
(a)  There were no finite-lived intangible asset impairment losses recorded for any of the periods presented.
(b) The Company recorded impairment charges related to trade names during Fiscal 2017, as discussed below.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization

The Company recognized amortization expense on finite-lived intangible assets, excluding favorable leases discussed below, of $12.5 million in Fiscal 2017, $17.2 million in Fiscal 2016 and $2.4 million in Fiscal 2015, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations. The Company amortizes customer relationships recognized as part of the ANN Acquisition over five years based on the pattern of revenue expected to be generated from the use of the asset.

The expected amortization of customer relationships is as follows:

Expected Amortization
(millions)
2018	$9.4
2019	7.0
2020	5.4
Total	$21.8

Favorable leases are amortized into either Buying, distribution and occupancy expenses or Selling, general and administrative expenses over a weighted-average lease term of approximately four years. The Company recognized amortization expense on favorable leases of $7.3 million in Fiscal 2017 and $7.3 million in Fiscal 2016. The expected amortization for each of the next five fiscal years is as follows: Fiscal 2018: $6.8 million; fiscal 2019: $6.3 million; fiscal 2020: $5.8 million; fiscal 2021: $2.4 million; and fiscal 2022 and thereafter: $2.5 million.

Goodwill and Other Indefinite-lived Intangible Assets Impairment Assessment

Fiscal 2017 Interim Impairment Assessment

The third quarter of Fiscal 2017 marked the continuation of the challenging market environment in which the Company competes. Lower than expected comparable sales for the third quarter, along with a reduced comparable sales outlook for the fourth quarter led the Company to significantly reduce its level of forecasted earnings for Fiscal 2017 and future periods. The Company concluded that these factors, as well as the decline in the Company's stock price, represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the third quarter of Fiscal 2017.

As a result, the Company performed an Interim Test of goodwill and indefinite-lived intangible assets using a quantitative approach on the last day of its third fiscal quarter. The Interim Test was determined with the assistance of an independent valuation firm using two valuation approaches, including the income approach (the discounted cash flow method) and the market approach (guideline public company method). The Company believes that the income approach (Level 3 measurement) is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Therefore, a greater weighting was applied to the income approach than the market approach. The weighing of the fair values by valuation approach (income approach vs. market approach) was consistent across all reporting units. For all reporting units, the income approach was weighted 85% and the market approach 15%. Under the market approach, the Company estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization, factored in a control premium, and used the market approach as a comparison of respective fair values. The estimated fair value determined under the market approach validated its estimate of fair value determined under the income approach. Finally, the Company’s publicly traded market capitalization was reconciled to the sum of the fair value of the reporting units, taking into account subsequent changes in the Company's stock price reflecting information known as of, but made public subsequent to, the date of the Interim Test.

The projections used in the Interim Test reflect lower assumptions across certain key areas as a result of lower-than-expected performance and a sustained challenging retail environment. In particular, sales growth assumptions were significantly lowered to reflect the shortfall in actual results versus those previously projected, reflecting the uncertainty of future comparable sales given the sector's dynamic change. The lower sales outlook resulted in a significant reduction in fair market value comparisons to the prior valuation performed in Fiscal 2016. Based on the results of the impairment assessment, the fair value of its Catherines

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reporting unit substantially exceeded its carrying value and was not at risk of impairment, while its Justice reporting unit only exceeded its carrying value by 8%.

The changes in key assumptions and the resulting reduction in the long-term growth rates and profitability included in the Interim Test resulted in a decrease in the fair values of trade names and goodwill at its ANN, maurices and Lane Bryant reporting units such that their fair values were less than their carrying values. As a result, the Company recognized impairment losses to write down the carrying values of its trade name intangible assets to their fair values as follows: $210.0 million of its Ann Taylor trade name, $356.3 million of its LOFT trade name and $161.8 million of its Lane Bryant trade name. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). In addition, the Company recognized the following goodwill impairment charges: a loss of $428.9 million at the ANN reporting unit, $107.2 million at the maurices reporting unit and $60.2 million at the Lane Bryant reporting unit to write down the carrying values of the reporting units to their fair values. These impairment losses have been disclosed separately on the face of the accompanying consolidated statements of operations.

Fiscal 2015 Lane Bryant Impairment

During the fourth quarter of Fiscal 2015, due to lower-than-expected performance since the acquisition, management lowered certain key assumptions in its long-term projections used in the Fiscal 2015 valuation. As a result, Lane Bryant recorded an impairment loss of $261.7 million to write down the carrying value of its goodwill to its implied fair value, as if the reporting unit had been acquired in a business combination. In addition, Lane Bryant recorded an impairment loss of $44.7 million to write down the carrying value of its trade name to its fair value, which was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). Such impairment losses have been included within Impairment of goodwill and Impairment of intangible assets, respectively, in the accompanying consolidated statements of operations.

7. Restructuring and Other Related Charges

In October 2016, the Company initiated a transformation plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). The Change for Growth program is expected to (i) refine the Company's operating model to increase its focus on key customer segments, (ii) reduce the time to bring product to market, (iii) reduce working capital requirements and (iv) enhance the Company's ability to serve customers on any purchasing platform, while better leveraging the Company's brand services platform. The Company's new operating model is designed to focus on enhancing customer-facing capabilities while eliminating organizational overlap.

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

During the second quarter of Fiscal 2017, the Company announced further consolidation of certain support functions into its brand services group, including Human Resources, Real Estate, Non-Merchandise Procurement and Asset Protection. In the fourth quarter of Fiscal 2017, in an effort to further streamline its brand services functions and enhance its customer-facing capabilities, the Company began transitioning certain transaction processing functions in Human Resources and Finance within its brand services group to an independent third-party managed service provider.

During the third quarter of Fiscal 2017, the Company conducted a review of its store fleet with the goal of reducing the number of marginally profitable stores through either rent reductions or store closures, in an effort to increase the overall profitability of the remaining store footprint and convert sales from these stores into ecommerce sales or to nearby store locations ("Fleet Optimization"). As a result of the Fleet Optimization, the Company recognized charges for early-termination payments and non-cash asset impairments to write down the underlying assets of those stores to fair value based on the discounted cash flows which are included within the table below.

As the Company continues to execute on the initiatives identified under the Change for Growth program, we currently expect to incur additional charges in Fiscal 2018 of approximately $35-$50 million. In addition, we have identified capital projects of approximately $40 million, which are expected to be incurred during Fiscal 2018. The Company may incur significant additional

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

charges and capital expenditures in future periods as it more fully defines incremental Change for Growth program initiatives, and moves into the execution phases of those projects. Actions associated with the Change for Growth program are currently expected to continue through fiscal 2019.

As a result of the Change for Growth program, the Company incurred the following charges, which are included within Restructuring and other related charges:

Fiscal Year Ended July 29, 2017
Cash restructuring charges:	(millions)
Severance and benefit costs	$33.2
Lease termination and store closure costs	1.3
Other related charges (a)	33.4
Total cash charges	67.9

Non-cash charges:
Impairment of store assets	14.0
Total non-cash charges	14.0

Total restructuring and other related charges	$81.9
_______
(a) Other related charges consist of professional fees incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program.

A summary of activity for Fiscal 2017 in the restructuring-related liabilities associated with the Change for Growth program, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Lease termination and store closure costs	Other related charges	Total
	(millions)
Balance at July 30, 2016	$—	$—	$—	$—
Additions charged to expense	33.2	1.3	33.4	67.9
Cash payments	(15.9)	(1.3)	(28.3)	(45.5)
Balance at July 29, 2017	$17.3	$—	$5.1	$22.4

8. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	July 29, 2017	July 30, 2016
	(millions)
Premium Fashion	$208.2	$198.6
Value Fashion	180.6	188.8
Plus Fashion	161.9	154.4
Kids Fashion	88.6	107.5
Total inventories	$639.3	$649.3

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Property and Equipment

Property and equipment, net, consist of the following:

	July 29, 2017	July 30, 2016
	(millions)
Property and Equipment:
Land	$31.1	$32.0
Buildings and improvements	257.6	250.8
Leasehold improvements	950.7	948.7
Furniture, fixtures and equipment	791.4	718.2
Information technology	708.0	572.1
Construction in progress	54.3	155.1
	2,793.1	2,676.9
Less: accumulated depreciation	(1,355.5)	(1,046.8)
Property and equipment, net	$1,437.6	$1,630.1

Long-Lived Asset Impairments

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges arose from the Company's routine assessment of under-performing retail stores and are included as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations for all periods.

Impairment charges related to long-lived tangible assets by segment are as follows:

	Fiscal Years Ended
	July 29, 2017 (a)	July 30, 2016	July 25, 2015
	(millions)
Premium Fashion	$0.7	$—	$—
Value Fashion	11.1	8.1	3.8
Plus Fashion	6.3	2.8	0.6
Kids Fashion	3.5	2.4	6.4
Total impairment charges	$21.6	$13.3	$10.8
________
(a) The Company incurred additional store impairment charges of $14.0 million in connection with the Fleet Optimization review, which are considered to be outside the Company’s quarterly real-estate review and are included within Restructuring and other related charges for Fiscal 2017, as more fully described in Note 7.

Depreciation

The Company recognized depreciation expense of $372.4 million in Fiscal 2017, $341.5 million in Fiscal 2016 and $215.8 million in Fiscal 2015, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	July 29, 2017	July 30, 2016
	(millions)
Prepaid expenses	$73.6	$132.1
Accounts and other receivables	82.3	84.7
Short-term investments	1.0	1.8
Other current assets	0.5	0.3
Total prepaid expenses and other current assets	$157.4	$218.9

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 29, 2017	July 30, 2016
	(millions)
Accrued salary, wages and related expenses	$147.4	$183.8
Accrued operating expenses	151.4	161.6
Sales tax payable	20.6	34.1
Other	33.5	34.2
Total accrued expenses and other current liabilities	$352.9	$413.7

12. Debt

Debt consists of the following:

	July 29, 2017	July 30, 2016
	(millions)
Revolving credit facility	$—	$—
Less: unamortized debt issuance costs (a)	(4.4)	(5.8)
	(4.4)	(5.8)

Term loan	1,596.5	1,719.0
Less: unamortized original issue discount (b)	(25.2)	(30.1)
unamortized debt issuance costs (b)	(28.8)	(34.6)
	1,542.5	1,654.3

Less: current portion	(44.0)	(54.0)
Total long-term debt	$1,494.1	$1,594.5
_______
(a) The unamortized debt issuance costs in connection with the Amended Revolving Credit Agreement, as defined below, are amortized on a straight-line basis over the life of the Amended Revolving Credit Agreement.
(b) The original issue discount and debt issuance costs for the term loan are amortized over the life of the term loan using the interest method based on an imputed interest rate of approximately 6.3%.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amended Revolving Credit Agreement

In connection with the ANN Acquisition, the Company amended its revolving credit facility in August 2015 (the "Amended Revolving Credit Agreement"). The Amended Revolving Credit Agreement provides aggregate revolving commitments up to $600 million, with an optional increase of up to $200 million and expires in August 2020. There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement. However, borrowing availability under the Amended Revolving Credit Agreement (the "Availability") is limited by the amount of eligible cash, inventory and receivables as defined in the Amended Revolving Credit Agreement.

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

As of July 29, 2017, we had no borrowings outstanding under the Amended Revolving Credit Agreement. After taking into account the $31.1 million in outstanding letters of credit, the Company had $500.4 million of availability under the Amended Revolving Credit Agreement.

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

The Term Loan matures on August 21, 2022 and requires quarterly repayments of $4.5 million during the first half of Fiscal 2017 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.2 billion required at maturity. The Company made repayments totaling $122.5 million during Fiscal 2017 and $22.5 million at the beginning of Fiscal 2018, which were applied to the future quarterly scheduled payments such that the Company is not required to make its next quarterly payment until August 2018. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan, of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. No such mandatory prepayments are due for Fiscal 2017. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis points floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a 175 basis points floor) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points or (iii) LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. As of July 29, 2017, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 5.625%.

During Fiscal 2016, the Company repurchased $72.0 million of the outstanding principal balance of the Term Loan at an aggregate cost of $68.4 million through open market transactions, resulting in $0.8 million in pre-tax gains, net of the proportional write-off

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of unamortized original discount and debt issuance costs of $2.8 million. Such net gain has been recorded as Gain on extinguishment of debt in the consolidated statements of operations.

Restrictions under the Term Loan and the Amended Revolving Credit Agreement (collectively the "Borrowing Agreements")

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $45 million for three consecutive business days and ends when Availability is greater than these thresholds for 30 consecutive days. The Covenant Period was not in effect as of July 29, 2017.

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

The Company's Amended Revolving Credit Agreement allows us to make restricted payments, including dividends and share repurchases subject to the Company satisfying certain conditions set forth in the Company's Amended Revolving Credit Agreement, notably that at the time of and immediately after giving effect to the restricted payment, (i) there is no default or event of default, and (ii) Availability is not less than 20% of the aggregate revolving commitments. The Company's Term Loan allows us to make restricted payments, including dividends and share repurchases up to a predetermined dollar amount. The dollar amount limitation is waived upon the satisfaction of certain conditions under the Term Loan, notably that at the time of and immediately after giving effect to such restricted payment, (i) there is no default or event of default, and (ii) the total leverage ratio, as defined in the Term Loan agreement, is below predetermined limits. Dividends are payable when declared by its Board of Directors.

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

Maturities of Debt
The Company's debt matures as follows:

Fiscal Year	Amount
(millions)
2018	$44.0
2019	90.0
2020	67.5
2021	90.0
2022	90.0
Thereafter	1,215.0
Total maturities	$1,596.5

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Fair Value Measurements

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

Fair Value Measurements of Financial Instruments

As of July 29, 2017 and July 30, 2016, the Company believes that the carrying value of cash and cash equivalents approximates its fair value based on Level 1 measurements. The fair value of the Term Loan was determined to be $1.345 billion as of July 29, 2017 and $1.683 billion as of July 30, 2016 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

Fair Value Measurements of Long-lived Assets Measured on a non-Recurring Basis

As more fully described in Note 7 and Note 9, during Fiscal 2017, store-related assets of $38.4 million related to approximately 120 under-performing stores and approximately 130 stores under the Fleet Optimization review were written down to their estimated fair values of $2.8 million, resulting in total impairment charges of $35.6 million. Key assumptions used to determine fair values were future cash flows including, among other things, expected future operating performance, changes in economic conditions as well as other market information obtained from brokers. Significant inputs related to valuing the store-related assets are classified as Level 3 in the fair value measurement hierarchy.

For further discussion of the determination of fair values of goodwill and other intangible assets, see Note 6.

14. Income Taxes

Taxes on Income

Domestic and foreign pretax (loss) income is as follows:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Domestic	$(1,451.0)	$(56.0)	$(303.1)
Foreign	36.8	47.7	62.5
Total loss before (benefit) provision for income taxes	$(1,414.2)	$(8.3)	$(240.6)

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The (benefit) provision for current and deferred income taxes is as follows:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
Current:	(millions)
Federal	$6.9	$7.7	$(20.8)
State and local	12.6	10.2	8.8
Foreign	4.9	12.5	14.8
	24.4	30.4	2.8
Deferred:
Federal	(308.3)	(21.7)	0.9
State and local	(64.8)	(3.2)	(6.5)
Foreign	1.8	(1.9)	(1.0)
	(371.3)	(26.8)	(6.6)
Total (benefit) provision for income taxes	$(346.9)	$3.6	$(3.8)

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Benefit for income taxes at the U.S. federal statutory rate	$(495.0)	$(2.9)	$(84.3)
Increase (decrease) due to:
State and local income taxes, net of federal benefit	(39.7)	2.4	4.1
Tax benefit related to deferred compensation	—	—	(13.7)
Goodwill impairment	184.3	—	91.6
Net change relating to uncertain income tax benefits	3.2	3.3	(0.7)
Indefinitely reinvested foreign earnings	—	0.1	1.7
Other – net	0.3	0.7	(2.5)
Total (benefit) provision for income taxes	$(346.9)	$3.6	$(3.8)

As more fully described in Note 6, the Company recorded goodwill impairment charges of $596.3 million during Fiscal 2017, of which $69.8 million for maurices (using the pro rata method) was tax deductible and the remaining $526.5 million was non-deductible for income tax purposes and treated as a permanent item.

Tax Incentives

In connection with the Company’s relocation of its dressbarn and corporate offices to New Jersey, as well as the expansion of its distribution centers in Ohio and Indiana, the Company was approved for various state and local tax incentives.  In order to receive these incentives, the Company will generally need to meet certain minimum employment or expenditure commitments, as well as comply with periodic reporting requirements. These incentives, estimated to total approximately $43.2 million, are expected to be recognized over a 10-15 year period. Approximately $6.1 million was recognized in Fiscal 2017, $2.9 million in Fiscal 2016 and $2.0 million in Fiscal 2015.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Taxes

Significant components of the Company's net deferred tax liabilities are as follows:

	July 29, 2017	July 30, 2016
Deferred tax assets (a):	(millions)
Inventories	$35.6	$31.4
Net operating loss carryforwards and tax credits	66.6	38.3
Accrued payroll and benefits	83.1	91.5
Share-based compensation	25.0	24.8
Straight-line rent	62.2	57.3
Federal benefit of uncertain tax positions	20.6	19.4
Gift cards and merchandise credits	16.8	14.3
Other	23.2	23.1
Total deferred tax assets	333.1	300.1
Deferred tax liabilities:
Depreciation	125.0	148.9
Amortization	197.7	512.8
Foreign unremitted earnings	47.1	40.1
Other	21.7	22.7
Total deferred tax liabilities	391.5	724.5
Valuation allowance	(16.9)	(12.9)
Net deferred tax liabilities	$(75.3)	$(437.3)
_______
(a) Deferred tax assets of $4.0 million as of July 29, 2017 and $4.9 million as of July 30, 2016 are included within Other assets.

As of July 29, 2017, we have not provided deferred U.S. income taxes on approximately $37.6 million of undistributed earnings from non-U.S. subsidiaries, as these earnings are indefinitely reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Net Operating Loss Carry Forwards

As of July 29, 2017, the Company had U.S. Federal net operating loss carryforwards of $79.3 million and state net operating loss carryforwards of $278.3 million that are available to offset future U.S. Federal and state taxable income. The U.S. Federal net operating losses have a twenty-year carryforward period, with $52.2 million to expire in fiscal 2036 and $27.1 million to expire in fiscal 2037. The state net operating losses have carryforward periods of five to twenty years, with varying expiration dates and amounts as follows: $25.3 million in one to five years, $16.0 million in six to ten years, $43.3 million in eleven to fifteen years and $193.7 million in sixteen to twenty years.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain Income Tax Benefits

Reconciliation of Liabilities

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is presented below:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Unrecognized tax benefit beginning balance	$43.2	$34.1	$29.9
Additions related to the ANN Acquisition	—	9.6	—
Additions related to current period tax positions	2.0	2.2	1.6
Additions related to tax positions in prior years	1.9	1.0	6.7
Reductions related to prior period tax positions	(0.2)	(3.0)	(3.2)
Reductions related to settlements with taxing authorities	(0.1)	—	(0.3)
Reductions related to expiration of statute of limitations	(1.5)	(0.7)	(0.6)
Unrecognized tax benefit ending balance	$45.3	$43.2	$34.1

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits is presented below:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Accrued interest and penalties beginning balance	$17.2	$11.5	$13.8
Additions related to the ANN Acquisition	—	4.3	—
Additions (reductions) charged to expense, net	2.2	1.4	(2.3)
Accrued interest and penalties ending balance	$19.4	$17.2	$11.5

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is primarily included in Other non-current liabilities in the accompanying consolidated balance sheets, was $61.1 million as of July 29, 2017 and $56.8 million as of July 30, 2016.

Future Changes in Unrecognized Tax Benefits

The amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $2.5 million during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future. The Company’s portion of gross unrecognized tax benefits that would affect its effective tax rate, including interest and penalties, is $40.7 million.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2010.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Commitments and Contingencies

Lease Commitments

The Company leases all of its retail stores. Certain leases provide for additional rents based on percentages of net sales, charges for real estate taxes, insurance and other occupancy costs. Store leases generally have an initial term of approximately ten years, although certain leases are cancelable if specified sales levels are not achieved or co-tenancy requirements are not being satisfied. Leases may also have one or more five-year options to extend the lease or have provisions for rent escalations during the initial term.

The Company’s operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of July 29, 2017. The minimum lease payments do not include common area maintenance ("CAM") charges or real estate taxes, which are also required contractual obligations under the operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year.

A summary of occupancy costs follows:	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Base rentals	$611.1	$608.1	$404.4
Percentage rentals	27.4	33.7	20.5
Other occupancy costs, primarily CAM and real estate taxes	225.0	210.5	143.6
Total	$863.5	$852.3	$568.5

The following is a schedule of future minimum rentals under non-cancelable operating leases as of July 29, 2017:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2018	$585.1
2019	502.4
2020	439.2
2021	370.2
2022	302.1
Thereafter	608.1
Total future minimum rentals	$2,807.1

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, the Company has $31.1 million of outstanding letters of credit as of July 29, 2017.

Legal Proceedings

Justice Pricing Lawsuits

The Company is a defendant in a number of class action lawsuits that allege, among other claims, that Justice’s promotional practices violated state comparative pricing laws in connection with advertisements promoting a 40% discount.

Mehigan v. Ascena Retail Group, Inc. and Tween Brands, Inc.

On February 12, 2015, Melinda Mehigan and Fonda Kubiak, both consumers, filed a purported class action proceeding (the “Mehigan case”) against Ascena Retail Group, Inc. and Tween Brands, Inc. (doing business as “Justice”) in the United States District Court for the Eastern District of Pennsylvania, on behalf of themselves and all similarly situated consumers who, in the case of Ms. Mehigan in the State of New Jersey, and in the case of Ms. Kubiak in the State of New York, made purchases at Justice from 2009 to 2015 (the “Alleged Class Period”). The lawsuit alleges that Justice violated state comparative pricing laws in connection with advertisements promoting a 40% discount. The plaintiffs further allege false advertising, violation of state consumer protection statutes, breach of contract, breach of express warranty and unfair benefit to Justice. The plaintiffs sought to stop Justice’s allegedly unlawful practice and obtain damages for Justice’s customers in the named states. They also sought interest and legal fees.

On February 17, 2015, the complaint in the Mehigan case was amended to add five more named individual plaintiffs and to add the same allegations against Justice in the States of California, Florida, Illinois and Texas.

On April 8, 2015, the complaint in the Mehigan case was amended again to assert allegations on behalf of a purposed nationwide class. As amended, the case covered Justice customers in 47 states. The excluded states were Hawaii, Alaska and Ohio. During the Alleged Class Period, Justice did not operate any stores in Hawaii or Alaska. A similar class action lawsuit making substantially the same allegations as the Mehigan case was settled in December 2014 in Ohio.

Cowhey v. Tween Brands, Inc.

On February 17, 2015, Carol Cowhey, a consumer, filed a purported class action proceeding (the “Cowhey case”) against Ascena Retail Group, Inc. and Tween Brands, Inc. (doing business as “Justice”) in the Court of Common Pleas in Philadelphia, Pennsylvania on behalf of herself and all other similarly situated consumers who in the State of Pennsylvania made purchases at Justice during the Alleged Class Period. The allegations in the Cowhey case were substantially the same as those in the Mehigan case. The relief sought in the Cowhey case focused on remedies available under Pennsylvania law, which the plaintiff claimed included treble damages. On March 19, 2015, Justice removed the Cowhey case to federal court in the United States District Court for the Eastern District of Pennsylvania.

Consolidation of Mehigan and Cowhey Cases (Rougvie)

On April 8, 2015, the United States District Court for the Eastern District of Pennsylvania consolidated the Cowhey case and the Mehigan case. They were consolidated for all pre-trial purposes in the federal court in the Eastern District of Pennsylvania.

On June 2, 2015, the court held a Rule 16 Conference and issued a Scheduling Order and Settlement Conference Order. The Scheduling Order sets a fact and expert discovery deadline of December 4, 2015, with trial scheduled for early 2016. In light of the settlement described below, however, the consolidated cases were dismissed with prejudice on July 29, 2016.

Traynor-Lufkin v. Tween Brands, Inc.

On March 6, 2015, Katie Traynor-Lufkin and three other named plaintiffs, all consumers, filed a purported nationwide class action (the “Traynor-Lufkin case”) against Tween Brands, Inc. (doing business as “Justice”) in the Court of Common Pleas in Cuyahoga County, Ohio. The Traynor-Lufkin case purported to include a class of Justice customers in 47 states. As with the Mehigan case, the Traynor-Lufkin case excludes Hawaii, Alaska and Ohio. During the Alleged Class Period, Justice did not operate any stores

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in Hawaii or Alaska. In December 2014, Justice settled a similar class action lawsuit in the State of Ohio. The allegations and damages sought in the Traynor-Lufkin case were substantially the same as those in the Mehigan case.

Removal of Traynor-Lufkin Case and Motion to Transfer

On April 7, 2015, Justice removed the Traynor-Lufkin case to the United States District Court for the Northern District of Ohio. On April 13, 2015, Justice filed a motion under 28 U.S.C. § 1404(a) to transfer the Traynor-Lufkin case to the United States District Court for the Eastern District of Pennsylvania. In seeking the transfer, Justice argued that there were already two consolidated actions pending in the Eastern District of Pennsylvania and that a forum in Ohio is not appropriate because no Ohio consumers are involved in the case. The Eastern District of Pennsylvania was advised that the Traynor-Lufkin case was related to Rougvie, and the case was reassigned on May 27, 2015.

Consolidation of Traynor-Lufkin and Rougvie case

On June 18, 2015, the United States District Court for the Eastern District of Pennsylvania consolidated the Cowhey case and the Mehigan case (collectively referred to as Rougvie) and the Traynor-Lufkin matters. The Scheduling and Settlement Conference Orders issued in the Rougvie matter were applicable to all parties in the Traynor-Lufkin and Rougvie cases, including the Company and all of the named plaintiffs in the consolidated actions.

Metoyer v. Tween Brands, Inc.

On May 29, 2015, Theresa Metoyer, a consumer, filed a purported class action (the "Metoyer Case") against Tween Brands, Inc. in the United States District Court for the Central Division of California, Eastern Division, on behalf of herself and all other similarly situated consumers who made purchases from Justice stores located in California during the four years preceding the filing of the lawsuit. The allegations in the Metoyer case were substantially the same as those in the other Justice pricing lawsuits described above. The relief sought by the plaintiff was substantially the same as that sought in the other lawsuits.

On November 14, 2015, the Court granted the Company’s motion to stay the Metoyer case in light of the broader settlement described below. In the first quarter of Fiscal 2017, however, the plaintiff's counsel requested that the Court lift the stay to allow the plaintiff to pursue individual and potential class claims not subject to the broader settlement, and the Court ultimately granted that request. After the plaintiff filed an amended complaint, the Company agreed to a settlement with the plaintiff, and the Metoyer Case was dismissed with prejudice on January 18, 2017.

Gallagher v. Tween Brands, Inc.

On June 4, 2015, Robert Gallagher, a consumer, filed a lawsuit against Tween Brands, Inc. in the United States District Court for the Eastern District of Missouri, Eastern Division. This lawsuit includes putative national and Missouri classes. The plaintiff seeks monetary damages and reasonable costs and attorneys' fees. On August 27, 2015, the Company filed its Answer to the Complaint. On October 15, 2015, the Court granted the Company’s motion to stay this case in light of the broader settlement described below.

Kallay v. Tween Brands, Inc.

On June 5, 2015, Andrea Kallay, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the Southern District of Ohio, Eastern Division. This lawsuit includes putative national and Wisconsin classes. The plaintiff seeks monetary damages and reasonable costs and attorneys' fees. On August 28, 2015, the Company filed its Answer to the Complaint. On October 29, 2015, the Court granted the Company’s motion to stay this case in light of the broader settlement described below.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loor v. Tween Brands, Inc.

On June 11, 2015, Yanetsy Loor, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the Middle District of Florida. This lawsuit includes putative national and Florida classes. The plaintiff sought monetary damages and reasonable costs and attorney’s fees. On August 21, 2015, the Company filed its Answer to the Complaint. On December 1, 2015, the Court granted the Company’s motion to stay this case in light of the broader settlement described below. Upon request by the Court, the parties submitted a joint status report on August 9, 2017 indicating that the broader settlement discussed below was final and non-appealable. As a result, the Court issued an order dismissing this case with prejudice on August 10, 2017.

Legendre v. Tween Brands, Inc.

On June 17, 2015, David Legendre, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the District of New Jersey. This lawsuit includes putative national and New Jersey classes. The plaintiff seeks monetary damages and reasonable costs and attorney’s fees. On August 28, 2015, the Company filed its Answer to the Complaint. On December 11, 2015, the Court granted the Company’s motion to stay this case in light of the broader settlement described below.

In re Tween Brands, Inc., Marketing & Sales Practices Litigation. MDL No. 2646

On June 1, 2015, Andrea Kallay, the plaintiff in Kallay v. Tween Brands, Inc., filed a Motion to Transfer to the United State District Court for the Southern District of Ohio and for creation of a Multidistrict Litigation (“MDL”) proceeding styled In re: Tween Brands, Inc., Marketing and Sales Practices Litigation, MDL 2646. Responses to the Motion to Transfer were submitted on June 23, 2015. The majority of the plaintiffs in the above listed cases filed response motions in support of transfer and consolidation to the Southern District of Ohio. The Rougvie plaintiffs filed a response motion opposing transfer to the Southern District of Ohio and arguing for transfer to the Eastern District of Pennsylvania. Justice filed a Response in Opposition, supporting transfer and consolidation but arguing that the proper venue for the MDL is the Eastern District of Pennsylvania. The Judicial Panel on Multidistrict Litigation held a hearing on July 30, 2015 on the Motion to Transfer and subsequently denied the Motion to Transfer in an Order issued on August 7, 2015.

Settlement Agreed to at July 2, 2015 Mediation and Final Approval

In July 2015, an agreement in principle was reached with the plaintiffs in the Rougvie case to settle the lawsuit on a class basis for the period of January 1, 2012 through February 28, 2015 for approximately $51 million, including payments to members of the class and payment of legal fees and expenses of settlement administration. The parties executed a formal Settlement Agreement dated September 24, 2015.

The Company paid approximately $51 million representing the agreed settlement amount into an escrow account on November 16, 2015. Formal notice of settlement was sent to the class members on December 1, 2015. The final approval hearing was held on May 20, 2016.

On July 29, 2016, the Court granted the parties’ joint motion for final approval of settlement and dismissed the case with prejudice. In reaching this conclusion, the Court rejected all of the objections to the settlement that had been raised, but did reduce the amount of attorneys’ fees to be paid to plaintiffs’ counsel out of the settlement amount. The Court's deduction of attorney's fees to be paid to plaintiff's counsel will have no impact on the agreed upon settlement amount of approximately $51 million.

The Court’s decision granting final approval was appealed to the United States Court of Appeals for the Third Circuit. After a court-ordered mediation session on March 24, 2017, the appeals were withdrawn and dismissed with prejudice. The class settlement is now final and non-appealable. Distributions to class members pursuant to the settlement are expected to take place before the deadline of October 27, 2017. To the extent some of the pricing lawsuits discussed above are still stayed, it is likely that they will be formally dismissed within the coming months. If the matters described herein do not occur and the pricing lawsuits are not finally resolved on a class basis for approximately $51 million in accordance with the settlement, the ultimate resolution of these matters may or may not result in an additional material loss which cannot be reasonably estimated at this time.

Potential claims related to purchases made in 2010 and 2011 have been raised, including in the Metoyer case discussed above, although no additional lawsuits have been filed. The Company believes it has strong defenses to any such claims and is prepared

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to defend any such claims. If the plaintiffs in the other Justice cases do not agree to dismissal, the Company will move to dismiss those cases in light of the binding release of all class members affected by the settlement. There is some possibility that individual class members who excluded themselves from the settlement may seek to pursue their own or additional claims, although the Company believes that the liability associated with those cases would not be material.

Steven Linares v. ANN INC.

On December 29, 2015, plaintiff, Steven Linares, a former sales associate, filed a class action complaint on behalf of all sales leads, sales associates and stock associates working in California from December 29, 2011 through the present, in Los Angeles County Superior Court. The plaintiff alleges on behalf of the class that ANN did not properly provide overtime pay, minimum wage pay, meal and rest breaks, and waiting time pay, among other claims under the California Business and Professions Code and California Labor Code.

At mediation, the parties agreed to settle all claims in the suit for a total of $3.5 million to settle both the pending claims and other wage-and-hour claims that could have been brought as part of the lawsuit (including claims for penalties under the Private Attorneys’ General Act). The Company believes that such amount reflects a liability that is both probable and reasonably estimable, thus a reserve for approximately $3.5 million was established in the first quarter of Fiscal 2017. The parties executed a formal Joint Stipulation for Class Action Settlement and Release, dated February 6, 2017. The Joint Stipulation for Class Action Settlement and Release was preliminarily approved by the Court on April 25, 2017. On August 22, 2017, the Court granted the unopposed motion for final approval of Joint Stipulation for Class Action Settlement and Release. Within thirty days of the Court’s final approval, provided that there are no objections or appeals of the settlement by the class members, the settlement funds shall be deposited with the appointed settlement administrator. Distributions to class members pursuant to the Joint Stipulation for Class Action Settlement and Release are expected to take place within approximately sixty days following the entry of the Court’s final approval of the Joint Stipulation for Class Action Settlement and Release.

Other litigation

The Company is involved in routine litigation arising in the normal course of its business. In the opinion of management, such litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

16. Equity

Capital Stock

The Company’s capital stock consists of one class of common stock and one class of preferred stock. There are 360 million shares, of common stock authorized to be issued and 100,000 shares of preferred stock authorized to be issued. There are no shares of preferred stock issued or outstanding.

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's Borrowing Agreements, as more fully described in Note 12. Repurchased shares are retired and treated as authorized but unissued. The excess of repurchase price over the par value of common stock for the repurchased shares is charged entirely to retained earnings.

Cumulative repurchases under the 2016 Stock Repurchase Program total 2.1 million shares of common stock, all of which were repurchased at an aggregate cost of $18.6 million in Fiscal 2016. No shares of common stock were repurchased in Fiscal 2017 and Fiscal 2015. The remaining availability under the 2016 Stock Repurchase Program was approximately $181.4 million at July 29, 2017.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net loss per common share is reconciled to those shares used in calculating diluted net loss per common share as follows:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Basic	194.8	192.2	162.6
Dilutive effect of stock options, restricted stock and restricted stock units (a)	—	—	—
Diluted shares	194.8	192.2	162.6

(a) There was no dilutive effect of stock options, restricted stock and restricted stock units for all periods represented as the impact of these items was anti-dilutive because of the Company's net loss incurred during these periods.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net loss per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service conditions. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. Potentially dilutive instruments are not included in the computation of net loss per share for Fiscal 2017, Fiscal 2016 and Fiscal 2015 as the impact of those items would have been anti-dilutive due to the net loss incurred for these periods. For Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, 19.5 million, 17.1 million and 15.8 million shares of anti-dilutive options and restricted stock units were excluded from the diluted share calculations.

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion of, and are payable when declared by, the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company's borrowing arrangements as described in Note 12.

17. Stock-Based Compensation

Omnibus Incentive Plan

The Company is authorized to issue up to 70.5 million shares of stock-based awards to eligible employees and directors of the Company under its amended and restated 2010 Stock Incentive Plan (the “2016 Omnibus Incentive Plan”). The 2016 Omnibus Incentive Plan provides for the granting of performance-based stock awards as well as performance-based cash incentive awards. The 2016 Omnibus Incentive Plan expires in November 2025.

As of July 29, 2017, there were approximately 17.4 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Compensation expense	$24.5	$26.2	$18.2
Income tax benefit	$9.3	$10.1	$6.8

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

Expected Dividend Yield — The expected dividend yield is based on the Company's historical practice of not paying dividends on its common stock.

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
Expected term (years)	3.0	3.1	3.9
Expected volatility	37.6%	35.4%	38.8%
Risk-free interest rate	1.3%	1.5%	1.8%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value	$1.87	$4.14	$4.97

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the stock option activity under all plans during Fiscal 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 30, 2016	14,813.4	$14.33	4.8	$0.9
Granted	6,409.2	5.33
Exercised	(13.6)	8.03
Canceled/Forfeited	(4,795.3)	12.29
Options outstanding – July 29, 2017	16,413.7	$11.42	4.5	$0.2
Options vested and expected to vest at July 29, 2017 (b)	16,093.0	$11.52	4.5	$0.1
Options exercisable at July 29, 2017	8,332.1	$14.29	3.5	$—
______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of July 29, 2017, there was $14.4 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. The total intrinsic value of options exercised during Fiscal 2017 was de minimis. The total intrinsic value of options exercised during Fiscal 2016 and Fiscal 2015 was approximately $7.3 million and $5.0 million, respectively. The total grant date fair value of options that vested during Fiscal 2017, Fiscal 2016 and Fiscal 2015, was approximately $13.4 million, $13.7 million and $14.2 million, respectively.

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

The fair values of both service-based and performance-based Restricted Equity Awards are based on the fair value of the Company’s unrestricted common stock at the date of grant. Compensation expense for both service-based and performance-based Restricted Equity Awards is recognized over the vesting period based on the grant-date fair values of the awards that are expected to vest

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

based upon the service and performance-based conditions. As of July 29, 2017, there are no restricted stock or RSUs with performance-based conditions issued under the 2016 Omnibus Incentive Plan.

 A summary of Restricted Equity Awards activity during Fiscal 2017 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at July 30, 2016	2,258.8	$13.62
Granted	2,504.4	5.28
Vested	(681.2)	13.01
Canceled/Forfeited	(972.0)	10.37
Nonvested at July 29, 2017	3,110.0	$8.05

As of July 29, 2017, there was $10.6 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years. The total fair value of the service-based Restricted Equity Awards vested during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $3.9 million, $4.9 million and $7.1 million, respectively. The weighted-average grant-date fair value of the service-based Restricted Equity Awards granted during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $5.28, $12.72 and $13.96, respectively.

18. Employee Benefit Plans

Long-Term Incentive Plans

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

The Company recognized $14.1 million and $20.1 million in compensation expense under the LTIP during Fiscal 2017 and Fiscal 2016, respectively, which was recorded within Selling, general and administrative expenses in the accompanying consolidated financial statements. As of July 29, 2017, there was $16.7 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. As of July 29, 2017, the liability for LTIP Awards was $23.2 million, of which $8.9 million was classified within Accrued expenses and other current liabilities and $14.3 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. In addition, the Company paid $10.4 million to settle such liabilities during Fiscal 2017. No amounts were paid during Fiscal 2016.

Retirement Savings Plan (401(k))

The Company currently sponsors a defined contribution retirement savings plan (the "401(k)" plan). This plan covers substantially all eligible U.S. employees. Participating employees may contribute a percentage of their annual compensation, subject to certain limitations under the U.S Internal Revenue Code. The Company's contribution is made in accordance with a matching formula established prior to the beginning of each plan year. Effective with the plan year starting January 1, 2015, the Company will contribute a matching amount based on eligible salary contributed by an employee equal to 100% of the first 3% contributed and 50% of the next 2% contributed. Under the terms of the plan, such matching contributions are immediately vested. The Company incurred expenses relating to its contributions to and administration of its 401(k) plan of $17.1 million in Fiscal 2017, $18.0 million in Fiscal 2016 and $8.8 million in Fiscal 2015.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defined Benefit Plan

In connection with the ANN Acquisition, the Company assumed ANN's pension plan which was frozen and for which the accumulated benefit obligation exceeded the plan's assets by approximately $12 million as of July 30, 2016. In Fiscal 2016, the Company made a decision to terminate the plan whereby, under the terms of liquidation, some participants elected to receive lump-sum payments while others elected to remain in the plan. During the first quarter of Fiscal 2017, lump sum payments were made to its participants, and during the second quarter of Fiscal 2017 the remaining obligation was transferred to a third-party and settled through a non-participating annuity contract. As of the end of the second quarter of Fiscal 2017, the trust was fully liquidated. During Fiscal 2017, the accumulated actuarial loss of $7.4 million (net of an income tax benefit of $2.9 million) was reclassified from Accumulated other comprehensive loss to Acquisition and integration expenses. In addition, the Company recorded total settlement charges and professional fees of $8.0 million within Acquisition and integration expenses during Fiscal 2017.

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

ERP Plan participants can contribute up to 50% of base salary and 75% of bonuses, before federal and state taxes are calculated.  The Company makes a matching contribution to the ERP Plan in the amount of 100% on the first 1% of base salary and bonus salary deferred up to $270,000. The Company makes an additional matching contribution to the ERP Plan in the amount of 100% on the first 5% of base salary and bonus salary deferred in excess of $270,000. Plan Employees vest immediately in their voluntary deferrals and are incrementally vested in their employer matching contributions over a five year vesting period after which they are 100% vested. The Company incurred expenses related to its matching contributions of approximately $0.9 million in Fiscal 2017, $1.9 million in Fiscal 2016 and $2.1 million in Fiscal 2015 relating to the ERP Plan. In addition, as the ERP Plan is unfunded by the Company, the Company is also required to pay an investment return to participating employees on all account balances in the ERP Plan based on 27 reference investment fund elections offered to participating employees. As a result, the Company’s obligations under the ERP Plan are subject to market appreciation and depreciation, which resulted in expense of $8.6 million in Fiscal 2017, $1.4 million in Fiscal 2016 and $3.3 million in Fiscal 2015. The Company’s obligations under the ERP Plan, including employee compensation deferrals, matching employer contributions and investment returns on account balances, were $71.1 million as of July 29, 2017 and $75.4 million as of July 30, 2016. As of July 29, 2017, $8.1 million was classified within Accrued expenses and other current liabilities and $63.0 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. As of July 30, 2016, $4.5 million was classified within Accrued expenses and other current liabilities and $70.9 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets.

Employee Stock Purchase Plan

The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of the Company’s common stock during each quarterly offering period at a 15% discount through payroll deductions. Expenses incurred during Fiscal 2017, Fiscal 2016 and Fiscal 2015 relating to this plan were de minimis. During the fourth quarter of Fiscal 2017 the plan reached the maximum number of authorized shares to be issued and was automatically terminated.

19. Segments

Historically, the Company organized its businesses into six reportable segments following a brand-focused approach: ANN, Justice, Lane Bryant, maurices, dressbarn and Catherines. In connection with the Change for Growth program, the Company shifted from a brand-based focus to a customer-based focus in order to reduce organizational overlap and maximize operational efficiencies. In connection therewith, effective the first quarter of Fiscal 2017, the Company reorganized its businesses into four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. Each segment is led by a segment manager who is directly accountable for that segment's financial performance and maintains regular contact with the Company's Chief Executive Officer, who functions as the chief operating decision maker (the "CODM"), responsible for reviewing the operating activities, financial results, forecasts and business plans of the segment. Accordingly, the Company's CODM evaluates performance and allocates resources at the segment level. The four operating segments are as follows:

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
Due to changes in the Company's operating segments discussed above, segment information for Fiscal 2016 and Fiscal 2015 has been recast to conform to the current period's presentation. These changes related entirely to combining the previously reported brand-based segment information into the new customer-based operating model and had no impact on total net sales, total operating income or total depreciation and amortization expense.

Net sales and operating (loss) income for each operating segment are as follows:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
Net sales:	(millions)
Premium Fashion (a)	$2,322.6	$2,330.9	$—
Value Fashion	1,950.2	2,094.6	2,084.2
Plus Fashion	1,353.9	1,463.6	1,441.9
Kids Fashion	1,023.1	1,106.3	1,276.8
Total net sales	$6,649.8	$6,995.4	$4,802.9

Operating (loss) income:
Premium Fashion (a) (b)	140.9	13.3	—
Value Fashion	12.2	92.0	136.6
Plus Fashion	15.5	36.9	29.4
Kids Fashion	(36.7)	29.0	(62.8)
Unallocated acquisition and integration expenses	(39.4)	(77.4)	(31.7)
Unallocated restructuring and other related charges (c)	(81.9)	—	—
Unallocated impairment of goodwill (Note 6)	(596.3)	—	(261.7)
Unallocated impairment of intangible assets (Note 6)	(728.1)	—	(44.7)
Total operating (loss) income	$(1,313.8)	$93.8	$(234.9)
_______

(a)	The results of the Premium Fashion segment for the post-acquisition period from August 22, 2015 to July 30, 2016 are included within the Company's consolidated results of operations for Fiscal 2016.

(b)
The results of the Premium Fashion segment for Fiscal 2016 include approximately $126.9 million of non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c) Restructuring and other related charges by operating segment are as follows:

Fiscal Year Ended July 29, 2017
(millions)
Cash related charges:
Restructuring charges:
Premium Fashion	$3.0
Value Fashion	8.2
Plus Fashion	10.6
Kids Fashion	2.4
Corporate	10.3
Other related charges	33.4
67.9
Non-cash charges:
Impairment of store assets:
Premium Fashion	3.2
Value Fashion	4.4
Plus Fashion	4.8
Kids Fashion	1.6
14.0

Total restructuring and other related charges	$81.9

Depreciation and amortization expense and capital expenditures for each operating segment are as follows:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
Depreciation and amortization expense:	(millions)
Premium Fashion (a)	$134.2	$128.0	$—
Value Fashion	111.2	106.5	94.0
Plus Fashion	68.4	52.1	54.0
Kids Fashion	71.1	72.1	70.2
Total depreciation and amortization expense	$384.9	$358.7	$218.2

Capital expenditures (b):
Premium Fashion (a)	$64.2	$57.0	$—
Value Fashion	35.6	90.6	103.9
Plus Fashion	21.2	40.9	54.1
Kids Fashion	17.9	19.8	51.5
Corporate (c)	119.2	158.2	103.0
Total capital expenditures	$258.1	$366.5	$312.5

(a) The results of the Premium Fashion segment for the post-acquisition period from August 22, 2015 to July 30, 2016 are included within the Company's consolidated results of operations for Fiscal 2016.
(b) Excludes ending accrued capital expenditures of $26.6 million in Fiscal 2017, $61.9 million in Fiscal 2016 and $50.8 million in Fiscal 2015.
(c) Includes capital expenditures for technology and supply chain infrastructure.

The Company’s executive team does not regularly review asset information by operating segment and, as a result, we do not report asset information by operating segment. In addition, the Company’s operations are largely concentrated in the United States and Canada. Accordingly, net sales and long-lived assets by geographic location are not meaningful at this time.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Apparel	85%	87%	84%
Accessories and other	15%	13%	16%
Total net sales	100%	100%	100%

20. Additional Financial Information

	Fiscal Years Ended
Cash Interest and Taxes:	July 29, 2017	July 30, 2016	July 25, 2015
	(millions)
Cash paid for interest	$90.8	$76.3	$4.6
Cash paid (received) for income taxes	$3.5	$(9.2)	$(5.9)

Non-cash Transactions

During Fiscal 2016, in connection with the ANN Acquisition, as more fully described in Note 5, the Company issued 31.2 million shares of common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition. Non-cash investing activities include the accrued purchases of fixed assets in the amount of $26.6 million as of July 29, 2017, $61.9 million as of July 30, 2016 and $50.8 million as of July 25, 2015.

21. Subsequent Event

During the first quarter of Fiscal 2018, the south-central and southeast areas of the United States, as well as Puerto Rico, were impacted by three hurricanes that disrupted normal operations at approximately 600 of the Company’s retail stores.  While almost all of these stores have resumed operations, many of these stores continue to be impacted by the hurricanes, either as a result of damage incurred, or they are experiencing declines in customer traffic. The Company is in the process of assessing the damage to store assets and inventory.  As of the date of this filing, the Company has not completed its assessment of the full economic impact of the hurricanes, including losses associated with the damaged stores and the impact of lost sales in the affected regions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Mahwah, New Jersey

We have audited the accompanying consolidated balance sheets of Ascena Retail Group, Inc. and subsidiaries (the “Company”) as of July 29, 2017 and July 30, 2016, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three fiscal years in the period ended July 29, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ascena Retail Group, Inc. and subsidiaries as of July 29, 2017 and July 30, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 29, 2017, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of testing goodwill for impairment for its fiscal 2017 interim impairment test as of April 29, 2017 due to the adoption of Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment” which removes Step 2 of the goodwill impairment test and requires that any impairment charge be calculated based on the excess of a reporting unit’s carrying amount over its fair value.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 29, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Mahwah, New Jersey

We have audited the internal control over financial reporting of Ascena Retail Group, Inc. and subsidiaries (the “Company”) as of July 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for designing, implementing, and maintaining effective internal control over financial reporting, and for its assessment about the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended July 29, 2017 of the Company and our report dated September 25, 2017 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in  method of testing goodwill for impairment due to the adoption of Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment”.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 25, 2017

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

Fiscal Year Ended July 29, 2017	Fourth Quarter (a)(b)	Third Quarter (a)(b)(c)	Second Quarter (a)(b)	First Quarter (a)(b)
	(millions, except per share data)
Net sales	$1,658.1	$1,565.1	$1,748.2	$1,678.4
Gross margin	951.4	948.4	945.8	1,014.0
Net (loss) income	(15.8)	(1,030.7)	(35.2)	14.4
Net (loss) income per common share:
Basic	$(0.08)	$(5.29)	$(0.18)	$0.07
Diluted	$(0.08)	$(5.29)	$(0.18)	$0.07

Fiscal Year Ended July 30, 2016	Fourth Quarter (a)(d)	Third Quarter (a)(e)	Second Quarter (a)(e)(f)	First Quarter (a)(e)(f)
	(millions, except per share data)
Net sales	$1,812.3	$1,669.3	$1,841.8	$1,672.0
Gross margin	1,041.3	1,016.7	968.0	902.7
Net income (loss)	13.8	15.0	(22.6)	(18.1)
Net income (loss) per common share:
Basic	$0.07	$0.08	$(0.12)	$(0.10)
Diluted	$0.07	$0.08	$(0.12)	$(0.10)
________

(a) Fiscal 2017 includes Acquisition and integration expenses of $12.0 million, $15.8 million, $3.8 million and $7.8 million in the first, second, third and fourth quarters, respectively. Fiscal 2016 includes Acquisition and integration expenses of $42.5 million, $16.0 million, $8.4 million and $10.5 million in the first, second, third and fourth quarters, respectively.

(b) Fiscal 2017 includes Restructuring and other related expenses of $11.9 million, $20.2 million, $15.9 million and $33.9 million in the first, second, third and fourth quarters, respectively.

(c) In the third quarter of Fiscal 2017, the Company recorded non-cash impairment charges of $1,324.4 million related to goodwill and other intangible assets. Refer to Note 6 to the consolidated financial statements for additional information.

(d) The fourth quarter of Fiscal 2016 reflected a 14-week period for all the segments except the Premium Fashion segment. The fourth quarter of Fiscal 2016 for our Premium Fashion segment reflected a 13-week period as they followed the National Retail Federation calendar and, as a result, was on the same fiscal calendar as the Company's other segments at the end of Fiscal 2016. The inclusion of the 14th week in the fourth quarter of Fiscal 2016 resulted in incremental revenues of approximately $82 million at our segments other than the Premium Fashion segment.

(e)
The first quarter of Fiscal 2016 includes the post-acquisition results of our Premium Fashion segment, which was acquired on August 21, 2015. Our Premium Fashion segment's first, second and third quarters of Fiscal 2016 ended October 31, 2015, January 30, 2016 and April 30, 2016, respectively, whereas the first, second and third quarters of Fiscal 2016 for the Company's other segments ended October 24, 2015, January 23, 2016 and April 23, 2016, respectively. The effect of the one-week reporting period difference is not material. All segments of the Company are on the same fiscal calendar at the end of Fiscal 2016.

(f) The first and second quarter of Fiscal 2016 include a non-cash purchase accounting expense of approximately $104 million and $23 million, respectively, related to the amortization of the write-up of inventory to fair market value recorded at our Premium Fashion segment.

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended July 29, 2017 have been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for the fiscal years ended July 26, 2014 and July 27, 2013 have been derived from audited consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

The consolidated balance sheet data as of July 29, 2017 and July 30, 2016 have been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The consolidated balance sheet data as of July 25, 2015, July 26, 2014 and July 27, 2013 have been derived from audited consolidated financial statements not included herein.

	Fiscal Years Ended(a)
	July 29, 2017	July 30, 2016 (b)	July 25, 2015 (c)	July 26, 2014	July 27, 2013
	(millions, except for share data)
Statement of Operations Data:
Net sales	$6,649.8	$6,995.4	$4,802.9	$4,790.6	$4,714.9
Acquisition and integration expenses	(39.4)	(77.4)	(31.7)	(34.0)	(34.6)
Restructuring and other related charges	(81.9)	—	—	—	—
Impairment of goodwill (d)	(596.3)	—	(261.7)	—	—
Impairment of intangible assets (d)	(728.1)	—	(44.7)	(13.0)	—
Depreciation and amortization expense	(384.9)	(358.7)	(218.2)	(193.6)	(176.0)
Operating (loss) income	(1,313.8)	93.8	(234.9)	210.8	265.3
Net (loss) income from continuing operations	(1,067.3)	(11.9)	(236.8)	138.2	155.2

Net (loss) income from continuing operations per common share:
Basic	$(5.48)	$(0.06)	$(1.46)	$0.86	$0.99
Diluted	$(5.48)	$(0.06)	$(1.46)	$0.84	$0.95

Balance sheet data:
Cash and cash equivalents	$325.6	$371.8	$240.6	$156.9	$186.4
Working capital	185.2	226.3	232.2	291.7	306.3
Total assets	3,871.5	5,506.3	2,906.2	3,118.6	2,865.2
Total debt	1,538.1	1,648.5	106.5	166.8	129.1
Total equity	$821.0	$1,863.3	$1,518.1	$1,737.7	$1,556.4
________
(a) Except for Fiscal 2016, all fiscal years presented consisted of 52 weeks. Fiscal 2016 consisted of 53 weeks, which resulted in incremental revenue of approximately $82 million excluding our Premium Fashion segment.
(b) Fiscal 2016 included the results of our Premium Fashion for the post-acquisition period from August 22, 2015 to July 30, 2016 and reflected of a non-cash purchase accounting expense of approximately $126.9 million related to the amortization of the write-up of inventory to fair market value recorded at our Premium Fashion segment.
(c) Includes the establishment of a legal reserve of approximately $51 million in connection with the Justice pricing lawsuits. Refer to Note 15 in the consolidated financial statements for additional information.
(d) Fiscal 2017 included non-cash impairments of goodwill and other intangible assets by segment as follows: $428.9 million of goodwill and $566.3 million of other intangible assets at the Premium Fashion segment, $107.2 million of goodwill at the Value Fashion segment and $60.2 million of goodwill and $161.8 million of other intangible assets at the Plus Fashion segment. Fiscal 2015 included non-cash impairment charges of $261.7 million related to Lane Bryant's goodwill and $44.7 million related to Lane Bryant's trade name. Fiscal 2014 included a non-cash impairment charge to write off the entire carrying value of the Studio Y trade name at maurices. Refer to Note 6 in the consolidated financial statements for additional information.