Form 10-Q
period 2017-10-28
Ascena Retail Group, Inc.
filed 2017-12-04
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2017

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
The Registrant had 196,039,686 shares of common stock outstanding as of November 30, 2017.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28, 2017	July 29, 2017
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$303.0	$325.6
Inventories	744.2	639.3
Prepaid expenses and other current assets	203.6	157.4
Total current assets	1,250.8	1,122.3
Property and equipment, net	1,378.8	1,437.6
Goodwill	683.0	683.0
Other intangible assets, net	528.3	532.4
Other assets	60.6	96.2
Total assets	$3,901.5	$3,871.5

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$425.4	$411.6
Accrued expenses and other current liabilities	359.2	360.0
Deferred income	116.2	121.5
Current portion of long-term debt	21.5	44.0
Total current liabilities	922.3	937.1
Long-term debt, less current portion	1,524.9	1,494.1
Lease-related liabilities	339.3	348.3
Deferred income taxes	98.6	79.3
Other non-current liabilities	185.0	191.7
Total liabilities	3,070.1	3,050.5

Commitments and contingencies (Note 13)

Equity:
Common stock, par value $0.01 per share; 196.0 million and 195.1 million shares issued and outstanding as of October 28, 2017 and July 29, 2017, respectively	2.0	2.0
Additional paid-in capital	1,074.2	1,068.2
Retained deficit	(232.4)	(238.8)
Accumulated other comprehensive loss	(12.4)	(10.4)
Total equity	831.4	821.0
Total liabilities and equity	$3,901.5	$3,871.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 28, 2017	October 29, 2016
	(millions, except per share data) (unaudited)
Net sales	$1,589.7	$1,678.4
Cost of goods sold	(624.6)	(664.4)
Gross margin	965.1	1,014.0

Other operating expenses:
Buying, distribution and occupancy expenses	(318.1)	(320.6)
Selling, general and administrative expenses	(492.8)	(524.4)
Acquisition and integration expenses	(2.1)	(12.0)
Restructuring and other related charges	(22.2)	(11.9)
Depreciation and amortization expense	(90.0)	(93.9)
Total other operating expenses	(925.2)	(962.8)
Operating income	39.9	51.2

Interest expense	(26.6)	(25.3)
Interest income and other income (expense), net	0.2	(0.1)
Income before provision for income taxes	13.5	25.8
Provision for income taxes	(6.9)	(11.4)
Net income	$6.6	$14.4

Net income per common share:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07

Weighted average common shares outstanding:
Basic	195.4	194.4
Diluted	195.4	195.3

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 28, 2017	October 29, 2016
	(millions) (unaudited)
Net income	$6.6	$14.4
Other comprehensive loss, net of tax:
Net actuarial loss on defined benefit plan, net of income tax benefit of $0.4 million	—	(0.7)
Foreign currency translation adjustment	(2.0)	(0.8)
Total other comprehensive loss before reclassification	(2.0)	(1.5)
Reclassification of settlement charges for ANN's pension plan, net of income tax benefit of $1.3 million	—	2.0
Total comprehensive income	$4.6	$14.9

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 28, 2017	October 29, 2016
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$6.6	$14.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	90.0	93.9
Deferred income tax benefit (expense)	18.7	(0.8)
Deferred rent and other occupancy costs	(12.2)	(16.6)
Stock-based compensation expense	6.0	7.0
Impairment of long-lived assets	6.6	4.7
Non-cash interest expense	3.1	3.1
Gain on sale of fixed assets	(2.0)	—
Other non-cash (income) expense, net	(4.9)	2.3
Changes in operating assets and liabilities:
Inventories	(104.9)	(158.5)
Accounts payable, accrued liabilities and income tax liabilities	—	67.8
Deferred income	1.2	(0.7)
Lease-related liabilities	5.1	12.1
Other balance sheet changes, net	0.2	27.3
Net cash provided by operating activities	13.5	56.0

Cash flows from investing activities:
Capital expenditures	(50.6)	(106.6)
Purchase of investments	(0.2)	—
Proceeds from sale of assets	9.7	—
Net cash used in investing activities	(41.1)	(106.6)

Cash flows from financing activities:
Redemptions and repayments of term loan	(22.5)	(100.0)
Proceeds from revolver borrowings	232.5	298.3
Repayments of revolver borrowings	(204.8)	(248.9)
Tax payments related to share-based awards	(0.2)	—
Proceeds from stock options exercised and employee stock purchases	—	0.1
Net cash provided by (used in) financing activities	5.0	(50.5)

Net decrease in cash and cash equivalents	(22.6)	(101.1)
Cash and cash equivalents at beginning of period	325.6	371.8

Cash and cash equivalents at end of period	$303.0	$270.7

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. The Company operates, through its 100% owned subsidiaries, ecommerce operations and approximately 4,800 stores in the United States, Canada and Puerto Rico. The Company had annual revenues for the fiscal year ended July 29, 2017 of approximately $6.6 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company operates its business in four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. All of our segments sell fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our segments consist of specialty retail, outlet and ecommerce as well as licensed franchises in international territories at our Kids Fashion segment. Our Premium Fashion segment consists of our Ann Taylor and LOFT brands; our Value Fashion segment consists of our maurices and dressbarn brands; our Plus Fashion segment consists of our Lane Bryant and Catherines brands; and our Kids Fashion segment consists of our Justice brand. For a more detailed description of each brand's products and markets in which they serve, see Part I, Item 1 "Business" in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017 (the "Fiscal 2017 10-K").

The Company's brands had the following store counts as of October 28, 2017: Ann Taylor 320 stores; LOFT 681 stores; maurices 1,008 stores; dressbarn 772 stores; Lane Bryant 764 stores; Catherines 355 stores; and Justice 894 stores.

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

The condensed consolidated balance sheet data as of July 29, 2017 is derived from the audited consolidated financial statements included in the Company’s Fiscal 2017 10-K, which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2017 10-K for a complete set of financial statements.

Fiscal Period

Fiscal year 2018 will end on August 4, 2018 and will be a 53-week period ("Fiscal 2018") as the Company conforms its fiscal periods to the National Retail Federation calendar. Fiscal year 2017 ended on July 29, 2017 and was a 52-week period (“Fiscal 2017”). The three months ended October 28, 2017 and the three months ended October 29, 2016 are both 13-week periods.

The Company's Premium Fashion segment, which historically has followed the National Retail Federation calendar, will recognize an extra week during the second quarter of Fiscal 2018, consistent with other retail companies already on that calendar. The Company's Value Fashion, Plus Fashion, and Kids Fashion segments will recognize the extra week in the fourth quarter of Fiscal 2018 due to reporting systems constraints.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Recently Issued Accounting Standards

Recently adopted standards

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. The new standard requires excess tax benefits and shortfalls to be recorded within the provision for income taxes in the consolidated statements of operations in the period they are realized. The impact of this change will depend on changes in the Company's stock price and the timing of the exercise of stock options and the vesting of restricted stock units, so the full effect of the standard is not able to be quantified. However, the recognition of these changes within the consolidated statements of operations will likely result in increased volatility of our provision for income taxes and earnings. The Company adopted the guidance on a prospective basis in the first quarter of Fiscal 2018, which resulted in additional non-cash income tax expense of approximately $3.2 million in the first quarter of Fiscal 2018. Finally, in connection with the new standard, the Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards rather than accounting for forfeitures when they occur.

Recently issued standards

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. Adoption of the standard requires a modified retrospective approach where the guidance is applied to the earliest comparative period presented. The Company does not expect that the guidance will have a significant impact on its condensed consolidated statements of cash flows and is currently evaluating the guidance and its impact on its other condensed consolidated financial statements, but expects that it will result in a significant increase to its long-term assets and liabilities. The Company is also in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard in fiscal 2020.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in FASB Accounting Standards Codification, "Revenue Recognition (Topic 605)." The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance, which was deferred in July 2015, is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The guidance may be applied retrospectively to each period presented or with the cumulative effect recognized as of the initial date of application. The Company is currently in the process of evaluating the impact that adopting ASU 2014-09 will have on its consolidated financial statements and notes thereto. Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue streams (its retail store and ecommerce businesses) and related timing of revenue recognition thereof, will remain substantially unchanged. The Company is in the process of evaluating the impact of the new standard on ancillary sources of revenue, such as its loyalty and credit card programs, which represented approximately 2% of total net sales in Fiscal 2017. The Company has not yet determined whether the guidance will be adopted using the full retrospective restatement of all prior periods presented, or using the modified retrospective basis with a cumulative adjustment to opening retained earnings in the year of initial adoption. Finally, the Company is also analyzing the impact of the new standard on our current accounting policies and internal controls. Upon completion of these assessments, the Company will evaluate the impact of adopting the new standard on the Company's condensed consolidated financial statements.

4. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	October 28, 2017	July 29, 2017
	(millions)
Premium Fashion	$255.3	$208.2
Value Fashion	211.4	180.6
Plus Fashion	173.7	161.9
Kids Fashion	103.8	88.6
Total inventories	$744.2	$639.3

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Long-lived Asset Impairments

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows, which are classified as Level 3 measurements in the fair value measurements hierarchy. These impairment charges arose from the Company's routine assessment of under-performing retail stores and are included as a component of Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for all periods.

Impairment charges related to retail store assets by segment are as follows:

	Three Months Ended
	October 28, 2017	October 29, 2016
	(millions)
Premium Fashion	$—	$0.7
Value Fashion (a)	3.2	2.1
Plus Fashion	1.7	1.1
Kids Fashion	0.6	0.8
Total impairment charges	$5.5	$4.7
________
(a) The Company incurred additional store impairment charges of $1.1 million in connection with the Change for Growth program which are considered to be outside the Company’s typical quarterly real-estate review, and are included within Restructuring and other related charges for the three months ended October 28, 2017, as more fully described in Note 6. No such expenses were recorded in the three months ended October 29, 2016.

6. Restructuring and Other Related Charges

In October 2016, the Company initiated a transformation plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). The Change for Growth program is expected to (i) refine the Company's operating model to increase its focus on key customer segments, (ii) reduce the time to bring product to market, (iii) reduce working capital requirements and (iv) enhance the Company's ability to serve customers on any purchasing platform, all while better leveraging the Company's shared service platform. The Company's new operating model is designed to focus on enhancing customer-facing capabilities while eliminating organizational inefficiencies.

Activities under the Change for Growth program during the first quarter of Fiscal 2018 included the continued transition of certain transaction processing functions in Human Resources and Finance within its brand services group to an independent third-party managed service provider. In addition, in connection with its ongoing fleet optimization store program, the Company recognized charges for non-cash asset impairments to write down the underlying assets of certain program stores to fair value based on their discounted cash flows.

Activities under the program during the first quarter of Fiscal 2017 primarily included the elimination of a number of executive positions and organizational changes which resulted in the creation of the Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion operating segments.

As the Company continues to execute on the initiatives identified under the Change for Growth program, we currently expect to incur additional charges in the remainder of Fiscal 2018 of approximately $25-$35 million. In addition, we have identified capital projects of approximately $40 million, which are expected to be incurred during Fiscal 2018. Of that amount, approximately $5 million was spent in the first quarter of Fiscal 2018. The Company may incur significant additional charges and capital expenditures in future periods as it more fully defines incremental Change for Growth program initiatives, and moves into the execution phases of those projects. Actions associated with the Change for Growth program are currently expected to continue through fiscal 2019.

As a result of the Change for Growth program, the Company incurred the following charges, which are included within Restructuring and other related charges, for all periods presented:

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended
	October 28, 2017	October 29, 2016
	(millions)
Cash restructuring charges:
Severance and benefit costs (a)	$3.9	$8.1
Other related charges (b)	17.2	3.8
Total cash charges	21.1	11.9

Non-cash charges:
Impairment of assets	1.1	—
Total non-cash charges	1.1	—

Total restructuring and other related charges	$22.2	$11.9
_______
(a) Severance and benefit costs in Fiscal 2018 reflect additional severance accruals associated with previously announced initiatives as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid. Fiscal 2017 amounts reflect accruals associated with the October 2016 restructuring announcement.
(b) Other related charges in both periods consist of professional fees incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program.

A summary of activity for the three months ended October 28, 2017 in the restructuring-related liabilities associated with the Change for Growth program, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Other related charges	Total
	(millions)
Balance at July 29, 2017	$17.3	$5.1	$22.4
Additions charged to expense	3.9	17.2	21.1
Cash payments	(6.5)	(12.2)	(18.7)
Balance at October 28, 2017	$14.7	$10.1	$24.8

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Debt

Debt consists of the following:	October 28, 2017	July 29, 2017
	(millions)
Revolving credit facility	$27.7	$—
Less: unamortized debt issuance costs (a)	(4.0)	(4.4)
	23.7	(4.4)

Term loan	1,574.0	1,596.5
Less: unamortized original issue discount (b)	(23.9)	(25.2)
unamortized debt issuance costs (b)	(27.4)	(28.8)
	1,522.7	1,542.5

Less: current portion	(21.5)	(44.0)
Total long-term debt	$1,524.9	$1,494.1
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

As of October 28, 2017, borrowings under the Amended Revolving Credit Agreement consisted of $27.7 million of Eurodollar borrowings at a rate of 2.50%, and the Company had $540.8 million of availability under the Amended Revolving Credit Agreement.

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $45 million for three consecutive business days and ends when Availability is greater than these thresholds for thirty consecutive days. The Covenant Period was not in effect as of October 28, 2017.

For a more detailed description of the Company’s Amended Revolving Credit Agreement and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

Term Loan

In connection with the August 2015 acquisition of ANN INC., the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which was issued at a 2% discount and provides for an additional term facility of $200 million. The Term Loan matures on August 21, 2022 and requires quarterly repayments of $22.5 million with a remaining balloon payment of approximately $1.2 billion required at maturity. The Company is also required to make mandatory prepayments in connection with certain prepayment events. As of October 28, 2017, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 5.75%.

For a more detailed description of the Company’s Term Loan and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Maturities of Debt
The Company's debt matures as follows:

Fiscal Year	Amount
(millions)
2018	$21.5
2019	90.0
2020	67.5
2021	117.7
2022	90.0
Thereafter	1,215.0
Total maturities	$1,601.7

8. Fair Value Measurements

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

As of October 28, 2017 and July 29, 2017, the Company believes that the carrying value of cash and cash equivalents approximate its estimated fair value based on Level 1 measurements. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the estimated fair value and the carrying value as of October 28, 2017 and July 29, 2017. The fair value of the Term Loan was determined to be $1.377 billion as of October 28, 2017 and $1.345 billion as of July 29, 2017 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

The Company’s non-financial instruments, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair values on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill and other indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair values. For further discussion of the determination of the fair value of non-financial assets, see Note 5.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	October 28, 2017	July 29, 2017
	(millions)
Prepaid expenses	$82.1	$73.6
Accounts and other receivables	83.9	82.3
Short-term investments	1.2	1.0
Other current assets (a)	36.4	0.5
Total prepaid expenses and other current assets	$203.6	$157.4
_______
(a) Increase is related to the reclassification of certain company-owned life insurance policies from other non-current assets to other current assets. The Company redeemed the cash surrender value of these policies in the second quarter of Fiscal 2018.

10. Equity

	Three Months Ended
Summary of Changes in Equity:	October 28, 2017	October 29, 2016
	(millions)
Balance at beginning of period	$821.0	$1,863.3
Net income	6.6	14.4
Total other comprehensive (loss) income	(2.0)	0.5
Common stock issued and equity grants made pursuant to stock-based compensation plans	6.0	5.7
Other	(0.2)	(0.3)
Balance at end of period	$831.4	$1,883.6

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). There were no repurchases of common stock by the Company during the three months ended October 28, 2017 and the remaining availability was approximately $181.4 million at October 28, 2017.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	October 28, 2017	October 29, 2016
	(millions)
Basic	195.4	194.4
Dilutive effect of stock options and restricted stock units (a)	—	0.9
Diluted shares	195.4	195.3
_______
(a) There was no dilutive effect of stock options and restricted stock units for the three months ended October 28, 2017 as the impact of these items was anti-dilutive using the treasury stock method.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service conditions. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. For the three months ended October 28, 2017 and October 29, 2016, 24.7 million and 19.6 million shares, respectively, of anti-dilutive options and/or restricted stock units were excluded from the diluted share calculations.

11. Stock-based Compensation

As of October 28, 2017, there were approximately 8.0 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	October 28, 2017	October 29, 2016
	(millions)
Compensation expense	$6.0	$7.0
Current income tax benefit	$2.3	$2.6

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Three Months Ended
	October 28, 2017	October 29, 2016
Expected term (years)	5.1	5.1
Expected volatility	43.7%	37.3%
Risk-free interest rate	1.9%	1.2%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$0.97	$1.94

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the stock option activity under all plans during the three months ended October 28, 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 29, 2017	16,413.7	$11.42	4.5	$0.2
Granted	4,510.4	2.38
Exercised	—	—
Canceled/Forfeited	(842.9)	11.82
Options outstanding – October 28, 2017	20,081.2	$9.37	4.9	$—

Options vested and expected to vest at October 28, 2017 (b)	19,560.2	$9.51	4.9	$—
Options exercisable at October 28, 2017	10,772.8	$13.23	3.8	$—
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of October 28, 2017, there was $15.0 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. There were no options exercised during the three months ended October 28, 2017 and the amount exercised during the three months ended October 29, 2016 was de minimis. The total grant date fair value of options that vested during the three months ended October 28, 2017 was approximately $10.7 million and during the three months ended October 29, 2016 was approximately $12.8 million.

Restricted Equity Awards

A summary of restricted equity awards activity during the three months ended October 28, 2017 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at July 29, 2017	3,110.0	$8.05
Granted	2,531.9	2.47
Vested	(909.2)	8.47
Cancelled/Forfeited	(82.3)	7.47
Nonvested at October 28, 2017	4,650.4	$4.94

As of October 28, 2017, there was $13.6 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

12. Employee Benefit Plans

Long-Term Incentive Plan

During Fiscal 2016, the Company created a long-term incentive program ("LTIP") for vice presidents and above under the 2016 Omnibus Incentive Plan. The LTIP entitles the holder to either a cash payment, or a stock payment for certain officers at the Company's option, equal to a predetermined target amount earned at the end of a performance period and is subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over the performance period.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Compensation expense for the LTIP is recognized over the related performance periods based on the expected achievement of the performance goals.

The Company recognized $(6.1) million in compensation expense for the three months ended October 28, 2017 and $3.7 million for the three months ended October 29, 2016, which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements. In late September 2017, the Compensation Committee of the Board of Directors, determined that although the metrics within the LTIP were achieved, it applied its discretion based upon the overall performance of the Company that the LTIP amount would not be distributed.

As of October 28, 2017, there was $41.9 million of unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. As of October 28, 2017, the liability for LTIP Awards was $16.8 million, of which $11.8 million was classified within Accrued expenses and other current liabilities and $5.0 million was classified within Other non-current liabilities in the condensed consolidated balance sheets. In addition, the Company paid $10.4 million to settle such liabilities during the three months ended October 29, 2016. No payments were made during the three months ended October 28, 2017.

Defined Benefit Plan

In connection with the August 2015 acquisition of ANN INC., the Company assumed a pension plan which was frozen and then decided in Fiscal 2016 to terminate the plan. Under the terms of liquidation, some participants elected to receive lump-sum payments while the others elected to remain in the plan. The remaining obligations under the plan were transferred to a third-party and settled through a non-participating annuity contract in the second quarter of Fiscal 2017. During the first quarter of Fiscal 2017, lump sum payments were made to its participants, and the associated accumulated actuarial loss of $2.0 million, net of an income tax benefit of $1.3 million, was reclassified from Accumulated other comprehensive loss to Acquisition and integration expenses. The Company also expensed $0.6 million of professional fees during the first quarter of Fiscal 2017, which is included within Acquisition and integration expenses in the condensed consolidated statement of operations.

13. Commitments and Contingencies

Legal Proceedings

Justice Pricing Litigation

The Company is a defendant in a number of class action lawsuits that allege that Justice’s promotional practices violated state comparative pricing laws in connection with advertisements promoting a 40% discount. The plaintiffs further allege false advertising, violation of state consumer protection statutes, breach of contract, breach of express warranty and unfair benefit to Justice. A description of the lawsuits comprising the Justice pricing litigation is discussed in the Fiscal 2017 10-K and should be read in conjunction with the update below.

On September 24, 2015, a formal settlement agreement was signed with the plaintiffs in the Rougvie case to settle the lawsuit on a class basis for the period of January 1, 2012 through February 28, 2015 for approximately $51 million, including payments to members of the class and payment of legal fees and expenses of settlement administration. On July 29, 2016, the Court granted the parties’ joint motion for final approval of settlement and dismissed the case with prejudice.

The Court’s decision granting final approval was appealed to the United States Court of Appeals for the Third Circuit. After a court-ordered mediation on March 24, 2017, the appeals were withdrawn and dismissed with prejudice. The class settlement is now final and non-appealable. Distributions to class members pursuant to the settlement began to take place on or about September 18, 2017 and continued through mid-October in advance of the deadline of October 27, 2017. To the extent some of the pricing lawsuits previously discussed are still stayed, it is likely that they will be formally dismissed within the coming months. If the matters described herein do not occur and the pricing lawsuits are not finally resolved on a class basis for approximately $51 million in accordance with the settlement, the ultimate resolution of these matters may or may not result in an additional material loss which cannot be reasonably estimated at this time.

Potential claims related to purchases made in 2010 and 2011 have been raised, including in the Metoyer case previously discussed, although no additional lawsuits have been filed. The Company believes it has strong defenses to any such claims and is prepared to defend any such claims. If the plaintiffs in the other Justice cases do not agree to dismissal, the Company will move to dismiss

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

those cases in light of the binding release of all class members affected by the settlement. There is some possibility that individual class members who excluded themselves from the settlement may seek to pursue their own or additional claims, although the Company believes that the liability associated with those cases would not be material.

Other litigation

The Company is involved in routine litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material adverse effect on the Company’s condensed consolidated financial statements.

14. Segment Information

The Company's segment reporting structure reflects an approach designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, ecommerce and licensing. The Company classifies its businesses into four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. Each segment is led by a segment manager who is directly accountable for that segment's financial performance and maintains regular contact with the Company's Chief Executive Officer, who functions as the chief operating decision maker (the "CODM"), responsible for reviewing the operating activities, financial results, forecasts and business plans of the segment. Accordingly, the Company's CODM evaluates performance and allocates resources at the segment level. The four operating segments are as follows:

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
The accounting policies of the Company’s operating segments are consistent with those described in the Fiscal 2017 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods. Certain expenses, including acquisition and integration expenses and restructuring and other related charges, have not been allocated to the segments, which is consistent with the CODM's evaluation of the segments.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales, operating income and depreciation and amortization expense for each operating segment are as follows:

	Three Months Ended
	October 28, 2017	October 29, 2016
	(millions)
Net sales:
Premium Fashion	$555.1	$579.2
Value Fashion	471.3	504.1
Plus Fashion	304.2	317.7
Kids Fashion	259.1	277.4
Total net sales	$1,589.7	$1,678.4

Operating income:
Premium Fashion	$38.5	$43.6
Value Fashion	10.9	12.1
Plus Fashion	(0.9)	6.2
Kids Fashion	15.7	13.2
Unallocated acquisition and integration expenses	(2.1)	(12.0)
Unallocated restructuring and other related charges (a)	(22.2)	(11.9)
Total operating income	$39.9	$51.2

Depreciation and amortization expense:
Premium Fashion	$32.9	$34.2
Value Fashion	26.3	26.4
Plus Fashion	15.4	16.1
Kids Fashion	15.4	17.2
Total depreciation and amortization expense	$90.0	$93.9
(a) Restructuring and other related charges are as follows:

	Three Months Ended
	October 28, 2017	October 29, 2016
	(millions)
Cash related charges (i):
Severance and benefit costs:
Premium Fashion	$1.4	$—
Value Fashion	(1.2)	2.3
Plus Fashion	4.7	1.7
Kids Fashion	(0.3)	0.7
Corporate	(0.7)	3.4
Total Severance and benefit costs:	3.9	8.1
Other related charges
Plus Fashion	1.2	—
Corporate	16.0	3.8
Total Other related charges	17.2	3.8
Total Cash related charges	21.1	11.9

Non-cash charges:
Impairment of assets:
Value Fashion	1.1	—
Total Non-cash charges	1.1	—
Total restructuring and other related charges	$22.2	$11.9

(i) The charges incurred under the Company's Change for Growth program are more fully described in Note 6.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Additional Financial Information

	Three Months Ended
Cash Interest and Taxes:	October 28, 2017	October 29, 2016
	(millions)
Cash paid for interest	$30.9	$35.5
Cash paid for income taxes	$1.8	$2.1

Non-cash Transactions

Non-cash investing activities include accrued purchases of fixed assets in the amount of $21.1 million as of October 28, 2017 and $32.1 million as of October 29, 2016.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017 (the "Fiscal 2017 10-K"). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Our Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls, with annual revenue of approximately $6.6 billion for Fiscal 2017. We and our subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

Brick-and-mortar retailers, particularly those in the specialty retail sector, continue to face intense competition and channel disruption which accelerated during the latter half of Fiscal 2017 and continued into the first quarter of Fiscal 2018. In addition, consumer spending habits continue to shift on an accelerated pace towards experiences over apparel, and within the apparel space, an increasing preference to purchase digitally as opposed to in traditional brick-and-mortar retail stores. As a result, store traffic remained a headwind during the first quarter of Fiscal 2018 and we continue to experience a highly promotional operating environment. These factors continue to pressure comparable sales. We expect store traffic challenges and the promotional operating environment to continue in the second quarter of Fiscal 2018. In response to these comparable sales trends, we continue to scale back overall spending levels where possible and refine our operating model to ensure we remain competitive in this rapidly evolving sector. Operating model refinements are discussed below.

Change for Growth Program
During the first quarter of Fiscal 2018, we continued activities under the Change for Growth transformation program which included (i) continued operating expense reductions in the areas of professional services, travel and facilities management, among others, (ii) continued transition of certain transaction process functions to an independent third-party managed-service provider and (iii) continued to re-negotiate store leases under the fleet optimization program.

We realized approximately $40 million in cost savings, including $5 million in Cost of goods sold, $5 million in Buying, distribution and occupancy expenses ("BD&O"), and $30 million in Selling, general and administrative expenses ("SG&A") during the three months ended October 28, 2017 related to Change for Growth program actions. We also expect to realize additional cost savings related to these actions of approximately $75 million for the remainder of Fiscal 2018. Subsequent to Fiscal 2018, we expect to realize an additional $70 to $125 million in cost savings though Fiscal 2020, bringing the total expected annual cost savings from these actions, when combined with the $65 million achieved during Fiscal 2017, to a range of $250 to $305 million. These savings are expected to be realized in our operating segment results generally in proportion to their sales.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

We may incur significant additional charges and capital expenditures in future periods as we more fully define incremental Change for Growth program initiatives, and move into the execution phases of associated projects; however the benefits of such initiatives and related charges and required capital expenditures are not quantifiable at this time. Actions associated with the Change for Growth program are currently expected to continue through Fiscal 2019.

Integration of ANN
During the first quarter of Fiscal 2018, we realized cost savings of approximately $10 million, which consisted of $5 million in product cost savings primarily related to our ongoing cost of goods sold initiative at our Premium Fashion segment, and approximately $5 million in SG&A synergies primarily related to non-merchandise procurement savings. We expect to realize additional synergies of approximately $40 million during the remainder of Fiscal 2018 and approximately $25 million in Fiscal 2019. Annual synergies and cost savings related to the integration of ANN INC. ("ANN" and the "ANN integration"), including $160 million achieved through Fiscal 2017, are expected to total approximately $235 million by Fiscal 2019.

Impact of Hurricanes

During the first quarter of Fiscal 2018, the south-central and southeast areas of the United States, as well as Puerto Rico, were impacted by three hurricanes that disrupted normal operations at approximately 600 of our retail stores.  While almost all of these stores have resumed operations, many of these stores were impacted by the hurricanes, either as a result of damage incurred, or they experienced declines in customer traffic.  We have substantially completed our assessment of the damages associated with these events and estimate that our results were negatively impacted by approximately $11 million of sales losses during these events, a portion of which may be recovered through business interruption insurance claims. Other than the impact of the sales losses, the hurricanes did not have a material impact on the Company.

Private Label and Co-branded Credit Card Programs

Our brands also offer various credit card programs to eligible customers in the United States. In January 2017, our Value Fashion segment replaced its previous private label credit card arrangement with a new arrangement offered under an agreement with Capital One, National Association ("Capital One"). Accordingly, Capital One began offering private label credit cards to new and existing customers (the “Program”) at our Value Fashion segment, which recognized approximately $9.9 million of revenue under the Program during the first quarter of Fiscal 2018. Our Value Fashion segment expects to continue to recognize incremental revenue from this new arrangement through the second quarter of Fiscal 2018.
Seasonality of Business
Our individual segments are typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, sales at our Kids Fashion segment tend to be significantly higher during the fall season, which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season. Our Plus Fashion segment tends to experience higher sales during the spring season, which includes the Easter and Mother's Day holidays. Our Premium Fashion and Value Fashion segments have relatively balanced sales across the Fall and Spring seasons. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Summary of Financial Performance

First Quarter Summary and Key Developments
Operating highlights for the first quarter are as follows:

•	Comparable sales decreased by 5% and were down at all four segments primarily due to a highly promotional selling environment and traffic declines at three of our four segments;

•	Operating income was $39.9 million compared to $51.2 million in the year-ago period mainly due to the lower comparable sales; and

•	Net income per diluted share was $0.03, compared to $0.07 in the year-ago period.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity highlights for the three months ended October 28, 2017 are as follows:

•	Cash provided by operations was $13.5 million compared to $56.0 million in the year-ago period;

•	Capital expenditures were $50.6 million compared to $106.6 million in the year-ago period; and

•	Term loan repayments totaled $22.5 million, and net borrowings under our revolving credit agreement totaled $27.7 million.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of our operational results for the periods presented herein has been affected by certain transactions. A summary of the effect of these items on pretax income for each applicable period presented is noted below:

	Three Months Ended
	October 28, 2017	October 29, 2016
	(millions)
Acquisition and integration expenses (a)	$(2.1)	$(12.0)
Restructuring and other related charges (b)	(22.2)	(11.9)

(a) Fiscal 2018 primarily represented costs associated with the closure of the former ANN distribution facility in Louisville, Kentucky as well as the gain on the related sale, which occurred in the first quarter of Fiscal 2018. Fiscal 2017 primarily represented settlement charges and professional fees related to the former ANN pension plan acquired in the August 2015 acquisition and severance and retention costs associated with the post-acquisition integration of its operations.
(b) Fiscal 2018 and Fiscal 2017 primarily represented severance and professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended October 28, 2017 compared to Three Months Ended October 29, 2016

The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
	(millions, except per share data)
Net sales	$1,589.7	$1,678.4	$(88.7)	(5.3)%

Cost of goods sold	(624.6)	(664.4)	39.8	6.0%
Cost of goods sold as % of net sales	39.3%	39.6%
Gross margin	965.1	1,014.0	(48.9)	(4.8)%
Gross margin as % of net sales	60.7%	60.4%
Other operating expenses:
Buying, distribution and occupancy expenses	(318.1)	(320.6)	2.5	0.8%
BD&O expenses as % of net sales	20.0%	19.1%
Selling, general and administrative expenses	(492.8)	(524.4)	31.6	6.0%
SG&A expenses as % of net sales	31.0%	31.2%
Acquisition and integration expenses	(2.1)	(12.0)	9.9	82.5%
Restructuring and other related charges	(22.2)	(11.9)	(10.3)	(86.6)%
Depreciation and amortization expense	(90.0)	(93.9)	3.9	4.2%
Total other operating expenses	(925.2)	(962.8)	37.6	3.9%
Operating income	39.9	51.2	(11.3)	22.1%
Operating income as % of net sales	2.5%	3.1%
Interest expense	(26.6)	(25.3)	(1.3)	(5.1)%
Interest income and other income (expense), net	0.2	(0.1)	0.3	NM
Income before provision for income taxes	13.5	25.8	(12.3)	47.7%
Provision for income taxes	(6.9)	(11.4)	4.5	39.5%
Effective tax rate (a)	51.1%	44.2%
Net income	$6.6	$14.4	$(7.8)	54.2%

Net income per common share:
Basic	$0.03	$0.07	$(0.04)	57.1%
Diluted	$0.03	$0.07	$(0.04)	57.1%
_______
(a) Effective tax rate is calculated by dividing the Provision for income taxes by Income before provision for income taxes.
(NM) Not meaningful.

Net Sales. Total net sales decreased by $88.7 million, or 5.3%, to $1,589.7 million for the three months ended October 28, 2017 from $1,678.4 million in the year-ago period. Net sales were down across all of our operating segments caused primarily by a 5% comparable sales decline that resulted from reduced store traffic at our Premium Fashion, Value Fashion, and Plus Fashion segments and a highly promotional selling environment; non-comparable sales decreased by $12.0 million, or 29%, to $29.4 million from $41.5 million as discussed on a segment basis below; and other revenues increased by $9.1 million, or 21%, to $53.1 million from $44.0 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Three Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$555.1	$579.2	$(24.1)	(4.2)%
Value Fashion	471.3	504.1	(32.8)	(6.5)%
Plus Fashion	304.2	317.7	(13.5)	(4.2)%
Kids Fashion	259.1	277.4	(18.3)	(6.6)%
Total net sales	$1,589.7	$1,678.4	$(88.7)	(5.3)%

Comparable sales (a)				(5)%
_______
(a) Comparable sales represent combined store comparable sales and ecommerce sales. Store comparable sales generally refers to the growth of sales in only stores open in the current period and comparative calendar period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Ecommerce sales refer to growth of sales from our ecommerce channel in the current period and comparative calendar period in the prior year. Due to customer cross-channel behavior, we report a single comparable sales metric, inclusive of store and ecommerce channels.

Premium Fashion net sales performance primarily reflected:

•	a decrease of $11.4 million, or 6%, in comparable sales at Ann Taylor and a decrease of $23.1 million, or 6%, in comparable sales at LOFT during the three months ended October 28, 2017;

•
a decrease of $2.6 million in non-comparable sales due to 20 net store closures at Ann Taylor and an increase of $2.2 million in non-comparable sales at LOFT, as the positive impact of 17 new store openings in the last twelve months more than offset the negative impact of 19 store closures; and

•	an increase of $10.8 million in other revenues primarily due to higher gift card breakage and higher credit revenue.

Value Fashion net sales performance primarily reflected:

•	a decrease of $12.8 million, or 5%, in comparable sales at maurices and a decrease of $22.3 million, or 10%, in comparable sales at dressbarn during the three months ended October 28, 2017;

•
an increase of $2.7 million in non-comparable sales at maurices, as the positive impact of 25 new store openings in the last twelve months more than offset the negative impact of 23 store closures, and a decrease of $5.9 million in non-comparable sales at dressbarn due to 37 net store closures in the last twelve months; and

•	an increase of $5.5 million in other revenues primarily due to the segment's new credit card program.

Plus Fashion net sales performance primarily reflected:

•	a decrease of $10.2 million, or 5%, in comparable sales at Lane Bryant and a decrease of $1.9 million, or 3% in comparable sales at Catherines during the three months ended October 28, 2017;

•
a decrease of $1.7 million in non-comparable sales at Lane Bryant due to 12 net store closures in the last twelve months and a decrease of $1.3 million in non-comparable sales at Catherines due to 15 net store closures in the last twelve months; and

•	an increase of $1.6 million in other revenues.

Kids Fashion net sales performance primarily reflected:

•
a decrease of $4.1 million, or 2%, in comparable sales during the three months ended October 28, 2017. During the first quarter, vouchers distributed in connection with the pricing litigation, discussed more fully in Note 13 to the unaudited condensed consolidated financial statements, began to be redeemed. Comparable sales related to these transactions includes the t

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

ransaction value in excess of the voucher value;

•	a decrease of $5.4 million in non-comparable sales primarily due to 42 net store closures in the last twelve months; and

•	a decrease of $8.8 million in other revenue primarily due to lower wholesale revenue.

Gross Margin. Gross margin, in terms of dollars, decreased primarily as a result of the decrease in comparable sales. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 30 basis points from the year-ago period to 60.7% for the three months ended October 28, 2017. Improved performance at our Value Fashion and Kids Fashion segments was mostly offset by declines at the Premium Fashion and Plus Fashion segments. On a consolidated basis, gross margin benefited from the realization of approximately $10 million in synergies and cost savings initiatives.

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

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance declined by approximately 110 basis points reflecting a higher level of promotional selling resulting from soft product acceptance partially offset by the segment's cost of goods sold initiative.

•
Value Fashion gross margin rate performance improved approximately 200 basis points as a result of lower promotional selling at maurices, increased penetration of internally sourced product across the segment, and improved economics related to the segment’s new credit card program. These increases were offset in part by higher markdown requirements at dressbarn to maintain appropriate inventory levels on lower than expected customer demand.

•	Plus Fashion gross margin rate performance declined by approximately 80 basis points primarily reflecting higher shipping costs and markdown requirements.

•	Kids Fashion gross margin rate performance improved approximately 140 basis points as a result of effective inventory management and greater product acceptance.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $2.5 million, or 0.8%, to $318.1 million for the three months ended October 28, 2017 from $320.6 million in the year-ago period. The decrease in BD&O expenses was primarily due to lower occupancy expenses on a reduced store count, which mainly resulted from the fleet optimization program, and was offset in part by incremental distribution costs associated with the opening of our Riverside, California distribution facility in March 2017. The fleet optimization program provided $5 million of cost savings during the first quarter of Fiscal 2018. BD&O expenses as a percentage of net sales increased by 90 basis points to 20.0% for the three months ended October 28, 2017 from 19.1% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

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

SG&A expenses decreased by $31.6 million, or 6.0%, to $492.8 million for the three months ended October 28, 2017 from $524.4 million in the year-ago period. The decrease in SG&A expenses was primarily due to approximately $35 million in synergies and cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings. Also contributing to the decrease were lower store variable expenses and lower performance-based compensation. These items were offset in part by inflationary increases. SG&A expenses as a percentage of net sales decreased 20 basis points to 31.0% for the three months ended October 28, 2017 from 31.2% in the year-ago period, as the impact of lower expenses was mostly offset by the de-leveraging effect of lower comparable sales.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Depreciation and Amortization Expense decreased by $3.9 million, or 4.2%, to $90.0 million for the three months ended October 28, 2017 from $93.9 million in the year-ago period. The decrease was primarily due to lower store-related depreciation resulting from the reduced store count offset by incremental depreciation from prior year investments in our distribution network.

Operating Income. Operating income was $39.9 million for the three months ended October 28, 2017 compared to operating income of $51.2 million in the year-ago period primarily due to the decrease in the operating results discussed on a segment basis below.

Operating results for our four operating segments are presented below:

	Three Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
	(millions)
Operating income:
Premium Fashion	$38.5	$43.6	$(5.1)	(11.7)%
Value Fashion	10.9	12.1	(1.2)	(9.9)%
Plus Fashion	(0.9)	6.2	(7.1)	(114.5)%
Kids Fashion	15.7	13.2	2.5	18.9%
Unallocated acquisition and integration expenses	(2.1)	(12.0)	9.9	82.5%
Unallocated restructuring and other related charges	(22.2)	(11.9)	(10.3)	(86.6)%
Total operating income	$39.9	$51.2	$(11.3)	(22.1)%

Premium Fashion operating results decreased by $5.1 million as the impact of lower comparable sales and a decline in gross margin rate, as discussed above, was offset in part by a decrease in operating expenses. Operating expense reductions were primarily driven by lower store variable expenses associated with a reduced store count, lower performance-based compensation, and a decrease in administrative payroll costs mainly associated with the Change for Growth program.
Value Fashion operating results decreased by $1.2 million as a result of a decrease in gross margin which was offset in part by a decrease in operating expenses. The gross margin decrease resulted from lower comparable sales which was offset in part by the increase in gross margin rate, both of which were discussed above. Operating expense reductions were primarily driven by lower occupancy expenses associated with a reduced store count and a decrease in administrative payroll costs mainly associated with the Change for Growth program.
Plus Fashion operating results decreased by $7.1 million primarily as a result of a decrease in comparable sales and gross margin rate, which was offset in part by a decrease in SG&A expenses. SG&A expense reductions were primarily driven by a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Kids Fashion operating results increased by $2.5 million as a result of lower operating expenses which was offset in part by a decrease in gross margin. The gross margin decrease resulted from lower comparable sales which was offset in part by the increase in gross margin rate, both of which were discussed above. Operating expense reductions were primarily driven by lower occupancy expenses and lower store variable expenses associated with a reduced store count and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Unallocated Acquisition and Integration Expenses of $2.1 million for the three months ended October 28, 2017 primarily reflected costs associated with the closure of the former ANN distribution facility in Louisville, Kentucky as well as the gain on the related sale, which occurred in the first quarter of Fiscal 2018. The $12.0 million in the year-ago period included $3.9 million of settlement charges and professional fees related to a pension plan acquired in the August 2015 acquisition of ANN, $2.3 million of severance and retention costs and $5.8 million of other costs associated with the integration of ANN.

Unallocated Restructuring and Other Related Charges of $22.2 million for the three months ended October 28, 2017 included $17.2 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives and $3.9 million of severance and other related charges associated with the Change for Growth program, as well as $1.1 million for charges related to the previously disclosed fleet optimization program. The $11.9 million in the year-ago period represented se

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

verance and other related expenses of $8.1 million and $3.8 million for professional fees related to the Change for Growth program.

Interest Expense increased by $1.3 million, or 5.1%, to $26.6 million for the three months ended October 28, 2017 from $25.3 million in the year-ago period. The increase was mainly the result of a higher interest rate on the term loan.

Provision for Income Taxes represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the three months ended October 28, 2017, we recorded a provision of $6.9 million on pre-tax income of $13.5 million, for an effective tax rate of 51.1%. The expected annual tax rate is higher than the statutory federal and state tax rate primarily due to a change in the first quarter of Fiscal 2018 in the accounting for the tax effects of share-based compensation payments which is discussed in Note 3 to the condensed consolidated financial statements. In the year ago period, we recorded a provision of $11.4 million on a pre-tax income of $25.8 million for a 44.2% effective tax rate. The expected annual tax rate for the year-ago period is higher than the statutory federal and state tax rate primarily due to the effect of state and local taxes.

Net Income. Net income was $6.6 million for the three months ended October 28, 2017 compared to $14.4 million in the year-ago period. The decrease in net results was primarily due to lower operating results, offset in part by the provision for income taxes, as discussed above.

Net Income per Diluted Common Share. Net income per diluted common share was $0.03 for the three months ended October 28, 2017, compared to $0.07 in the year-ago period, primarily as a result of the net income discussed above.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Three Months Ended
	October 28, 2017	October 29, 2016
	(millions)
Net cash provided by operating activities	$13.5	$56.0
Net cash used in investing activities	(41.1)	(106.6)
Net cash provided by (used in) financing activities	5.0	(50.5)
Net decrease in cash and cash equivalents	$(22.6)	$(101.1)

Net cash provided by operating activities. Net cash provided by operations was $13.5 million for the three months ended October 28, 2017, compared to net cash provided by operations of $56.0 million in the year-ago period. Cash provided by operations was lower in the first quarter of Fiscal 2018 primarily due to higher working capital outflows in Fiscal 2018 related to the timing of payments for store rent expenses and inventory purchases as well as lower net income.

Net cash used in investing activities. Net cash used in investing activities for the three months ended October 28, 2017 was $41.1 million, consisting primarily of capital expenditures of $50.6 million, offset in part by $9.7 million of proceeds from the sale of assets. Net cash used in investing activities in the year-ago period was $106.6 million, consisting entirely of capital expenditures.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $5.0 million for the three months ended October 28, 2017, consisting of net borrowings of debt under our amended revolving credit agreement of $27.7 million, offset in part by $22.5 million of principal repayments of our term loan debt. Net cash used in financing activities in the year-ago period was $50.5 million, consisting of $100.0 million of principal repayments of our term loan debt, offset in part by net borrowings of debt under our amended revolving credit agreement of $49.4 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Capital Spending

Capital expenditures during the three months ended October 28, 2017 were $50.6 million, which included spending for non-routine capital investments primarily including our omni-channel platform and initiatives identified with the Change for Growth program as well as routine spending in connection with our digital initiatives and infrastructure, and our retail store network. For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2017 10-K.

We expect that total capital spending for Fiscal 2018, including the items discussed above, will be in the range of $190-$220 million for the full fiscal year. Our routine and non-routine capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s amended revolving credit agreement which is discussed below.

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

As of October 28, 2017, we had Cash and cash equivalents of $303.0 million. Approximately $240 million, or 79%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries. As such, for us to have access to those cash and cash equivalents in the U.S, we would incur a current U.S. tax liability of between 15% and 20% of any such cash repatriated. A U.S. tax liability has been previously provided for in the provision for income taxes for the portion that is not permanently reinvested and is currently classified within Deferred income taxes on the accompanying unaudited condensed consolidated balance sheets. We continue to assess options for the use of our overseas cash and cash equivalents.

As of October 28, 2017, we had $540.8 million of availability under the Amended Revolving Credit Agreement.

Debt

For a detailed description of the terms and restrictions under the amended revolving credit agreement and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 12 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

Amended Revolving Credit Agreement

We believe that our amended revolving credit agreement is adequately diversified with no undue concentrations in any one financial institution. We were in compliance with all financial covenants contained in the amended revolving credit agreement as of October 28, 2017. We believe the amended revolving credit agreement will provide sufficient liquidity to continue to support our operating needs and capital requirements for the foreseeable future.

Term Loan

For the three months ended October 28, 2017, we repaid a total of $22.5 million, which was due in May 2018. We may from time to time seek to repay or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

We expect to incur cash interest expense of approximately $68 million on the Term Loan during the remainder of Fiscal 2018 based on the outstanding balance and interest rates in effect as of October 28, 2017. Such interest and principal payments are expected to be funded with our cash flows from operations.

Common Stock Repurchase Program

There were no purchases of common stock by us during the three months ended October 28, 2017 under our repurchase program. For a complete description of our 2016 Stock Repurchase Program, refer to Note 16 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

We may from time to time continue to repurchase additional shares depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt agreements, among other factors.

Contractual and Other Obligations

Firm Commitments

There have been no material changes during the period covered by this report to the firm commitments specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2017 10-K.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2017 10-K.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Fiscal 2017 10-K. For a detailed discussion of our critical accounting policies, see the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2017 10-K. Other than below update, there have been no material changes to our critical accounting policies since July 29, 2017.
As a result of the goodwill impairment charge recorded during the third quarter of Fiscal 2017 (the "2017 Interim Test"), there was no excess of fair value over carrying value for ANN, Lane Bryant or maurices. Our Justice reporting unit only exceeded its carrying value by 8% as of our 2017 Interim Test. The fair value of our Catherines reporting unit substantially exceeded its carrying value and was not at risk of impairment as of our 2017 Interim Test.

It is possible that any shortfall in the cash flows from the amounts estimated in the Fiscal 2017 Interim Test may result in a future impairment loss. During the first quarter of Fiscal 2018, we generally performed in line with the cash flow projections supporting the 2017 Interim Test, as the shortfall in operating cash flows was principally offset by a decrease in capital expenditures. However, as discussed earlier in Overview, our brick and mortar store traffic remained a headwind during the first quarter of Fiscal 2018 and we continued to experience a highly promotional operating environment. Accordingly, we will continue to monitor macroeconomic conditions, industry and market trends and entity-specific risks and evaluate their impact on the valuation of our reporting units. For example, if we continue to experience sustained periods of unexpected declines or shifts in consumer spending, or fail to realize the anticipated cost savings associated from the Change for Growth Program, it could adversely impact the long-term assumptions used in the 2017 Interim Test. Such trends may also have a negative impact on some of the other key assumptions used in the 2017 Interim Test, including anticipated gross margin and operating income margin as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change.

Should the declines or shifts in consumer spending discussed above continue, it could adversely impact the valuation of our goodwill and/or other indefinite-lived intangible assets, including that for our other reporting units that exceeded or substantially exceeded their respective carrying values.  These declines or shifts could also adversely impact our other long-lived assets, such

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

as property and equipment, and impact the ability to realize our deferred tax assets.  Such changes, if material, may require us to incur additional material impairment charges for such goodwill and/or other indefinite-lived intangible assets and property and equipment, and may also require us to write-off all or a portion of our deferred tax assets in future periods.

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

See Note 3 to the accompanying unaudited condensed consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our financial statements in future periods.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Part II, Item 7 as specified in the Market Risk Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2017 10-K.

Item 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of October 28, 2017. There has been no change in our internal control over financial reporting during the quarter ended October 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 13 to the accompanying unaudited condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2017 10-K. There have been no material changes during the quarter ended October 28, 2017 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2017 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended October 28, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (July 30, 2017 – August 26, 2017)	—	$—	—	$ 181 million
Month # 2 (August 27, 2017 – September 30, 2017)	—	$—	—	$ 181 million
Month # 3 (October 1, 2017 – October 28, 2017)	—	$—	—	$ 181 million
________
(a)  In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's borrowing agreements, as more fully described in Note 7 to the accompanying unaudited condensed consolidated financial statements. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

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

† Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENA RETAIL GROUP, INC.

Date: December 4, 2017	BY: /s/ David Jaffe
David Jaffe
Chief Executive Officer
(Principal Executive Officer)

Date: December 4, 2017	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)