Form 10-Q
period 2018-01-27
Ascena Retail Group, Inc.
filed 2018-03-05
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 27, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The Registrant had 196,194,560 shares of common stock outstanding as of March 1, 2018.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 27, 2018	July 29, 2017
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$413.5	$325.6
Inventories	600.3	639.3
Prepaid expenses and other current assets	172.3	157.4
Total current assets	1,186.1	1,122.3
Property and equipment, net	1,319.0	1,437.6
Goodwill	683.0	683.0
Other intangible assets, net	524.2	532.4
Other assets	58.7	96.2
Total assets	$3,771.0	$3,871.5

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$380.3	$411.6
Accrued expenses and other current liabilities	352.9	360.0
Deferred income	143.9	121.5
Current portion of long-term debt	44.0	44.0
Total current liabilities	921.1	937.1
Long-term debt, less current portion	1,477.6	1,494.1
Lease-related liabilities	330.5	348.3
Deferred income taxes	52.5	79.3
Other non-current liabilities	189.8	191.7
Total liabilities	2,971.5	3,050.5

Commitments and contingencies (Note 13)

Equity:
Common stock, par value $0.01 per share; 196.2 million and 195.1 million shares issued and outstanding as of January 27, 2018 and July 29, 2017, respectively	2.0	2.0
Additional paid-in capital	1,079.0	1,068.2
Accumulated deficit	(271.8)	(238.8)
Accumulated other comprehensive loss	(9.7)	(10.4)
Total equity	799.5	821.0
Total liabilities and equity	$3,771.0	$3,871.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(millions, except per share data) (unaudited)
Net sales	$1,719.0	$1,748.2	$3,308.7	$3,426.6
Cost of goods sold	(790.4)	(802.4)	(1,415.0)	(1,466.8)
Gross margin	928.6	945.8	1,893.7	1,959.8

Other operating expenses:
Buying, distribution and occupancy expenses	(326.1)	(320.1)	(644.2)	(640.7)
Selling, general and administrative expenses	(526.2)	(538.1)	(1,019.0)	(1,062.5)
Acquisition and integration expenses	(3.3)	(15.8)	(5.4)	(27.8)
Restructuring and other related charges	(18.8)	(20.2)	(41.0)	(32.1)
Depreciation and amortization expense	(89.8)	(96.3)	(179.8)	(190.2)
Total other operating expenses	(964.2)	(990.5)	(1,889.4)	(1,953.3)
Operating (loss) income	(35.6)	(44.7)	4.3	6.5

Interest expense	(27.2)	(25.0)	(53.8)	(50.3)
Interest income and other income, net	1.6	0.4	1.8	0.3
Loss before benefit for income taxes	(61.2)	(69.3)	(47.7)	(43.5)
Benefit for income taxes	21.9	34.1	15.0	22.7
Net loss	$(39.3)	$(35.2)	$(32.7)	$(20.8)

Net loss per common share:
Basic	$(0.20)	$(0.18)	$(0.17)	$(0.11)
Diluted	$(0.20)	$(0.18)	$(0.17)	$(0.11)

Weighted average common shares outstanding:
Basic	196.1	194.8	195.8	194.6
Diluted	196.1	194.8	195.8	194.6

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(millions) (unaudited)
Net loss	$(39.3)	$(35.2)	$(32.7)	$(20.8)
Other comprehensive income (loss), net of tax:
Net actuarial loss on defined benefit plan, net of income tax benefit of $0.4 million	—	—	—	(0.7)
Foreign currency translation adjustment	2.7	1.1	0.7	0.3
Total other comprehensive income (loss) before reclassification	2.7	1.1	0.7	(0.4)
Reclassification of settlement charges for ANN's pension plan, net of income tax benefit of $1.6 million and $2.9 million, respectively	—	2.5	—	4.5
Total comprehensive loss	$(36.6)	$(31.6)	$(32.0)	$(16.7)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 27, 2018	January 28, 2017
	(millions) (unaudited)
Cash flows from operating activities:
Net loss	$(32.7)	$(20.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	179.8	190.2
Deferred income tax (benefit) expense	(26.7)	2.1
Deferred rent and other occupancy costs	(24.6)	(32.9)
Stock-based compensation expense	10.8	13.5
Impairment of tangible assets	15.1	7.7
Non-cash interest expense	6.0	6.0
Gain on sale of fixed assets	(2.0)	—
Other non-cash (income) expense, net	(3.1)	4.5
Changes in operating assets and liabilities:
Inventories	39.0	(26.8)
Accounts payable, accrued liabilities and income tax liabilities	(36.9)	(14.6)
Deferred income	32.2	34.5
Lease-related liabilities	10.4	18.9
Other balance sheet changes, net	(11.8)	32.7
Net cash provided by operating activities	155.5	215.0

Cash flows from investing activities:
Capital expenditures	(91.8)	(155.1)
Acquisition of intangible asset	—	(11.3)
Proceeds from the sale of assets	9.7	—
Proceeds from the settlement of corporate-owned life insurance policies	37.2	—
Proceeds from sales and maturities of investments	—	0.8
Other investing activities	0.1	—
Net cash used in investing activities	(44.8)	(165.6)

Cash flows from financing activities:
Redemptions and repayments of term loan	(22.5)	(122.5)
Proceeds from revolver borrowings	295.5	628.4
Repayments of revolver borrowings	(295.5)	(628.4)
Tax payments related to share-based awards	(0.3)	—
Proceeds from stock options exercised and employee stock purchases	—	0.8
Net cash used in financing activities	(22.8)	(121.7)

Net increase (decrease) in cash and cash equivalents	87.9	(72.3)
Cash and cash equivalents at beginning of period	325.6	371.8

Cash and cash equivalents at end of period	$413.5	$299.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. The Company's operations consist of its ecommerce operations and approximately 4,700 stores throughout the United States, Canada and Puerto Rico. The Company had annual revenues for the fiscal year ended July 29, 2017 of approximately $6.6 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

The Company's brands had the following store counts as of January 27, 2018: Ann Taylor 309 stores; LOFT 679 stores; maurices 993 stores; dressbarn 741 stores; Lane Bryant 754 stores; Catherines 352 stores; and Justice 862 stores.

2. Basis of Presentation

Basis of Consolidation

These unaudited interim consolidated financial statements present all the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial condition, results of operations, comprehensive income and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report as permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to ensure that the information is fairly presented.

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

The Company's Premium Fashion segment, which historically has followed the National Retail Federation calendar, recognized an extra week during the second quarter of Fiscal 2018, consistent with other retail companies already on that calendar. The Company's Value Fashion, Plus Fashion, and Kids Fashion segments will recognize the extra week in the fourth quarter of Fiscal 2018 due to reporting systems constraints.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result, the three and six months ended January 27, 2018 include the results of the Value Fashion, Plus Fashion, and Kids Fashion segments for 13 and 26-weeks, respectively, while the results of the Premium Fashion segment are included for 14 and 27-weeks, respectively. The three and six months ended January 28, 2017 were 13 and 26-week periods, respectively, for all segments. The Company's Premium Fashion segment recognized Net sales and Operating income from the extra week of approximately $25 million and $3 million, respectively.

3. Recently Issued Accounting Standards

Recently adopted standards

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. The new standard requires excess tax benefits and shortfalls to be recorded within the provision for income taxes in the condensed consolidated statements of operations in the period they are realized. The impact of this change will depend on changes in the Company's stock price and the timing of the exercise of stock options and the vesting of restricted stock units, so the full effect of the standard is not able to be quantified. However, the recognition of these changes within the condensed consolidated statements of operations will likely result in increased volatility of our provision for income taxes and earnings. The Company adopted the guidance on a prospective basis in the first quarter of Fiscal 2018, and has recognized additional non-cash income tax expense of approximately $1.5 million and $4.7 million in the three and six months ended January 27, 2018, respectively. Finally, in connection with the new standard, the Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards rather than accounting for forfeitures when they occur. The other amendments of the standard are not expected to have a material impact on the Company's condensed consolidated financial statements.

Recently issued standards

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. Adoption of the standard requires a modified retrospective approach where the guidance is applied to the earliest comparative period presented. The Company does not expect that the guidance will have a significant impact on its condensed consolidated statements of cash flows and is currently evaluating the guidance and its impact on its other condensed consolidated financial statements, but expects that it will result in a significant increase to its long-term assets and liabilities. The Company is also in the process of implementing a new lease administration system and identifying changes to its business processes and controls to support adoption of the new standard in Fiscal 2020.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in FASB Accounting Standards Codification, "Revenue Recognition (Topic 605)." The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein, and will be adopted by the Company in Fiscal 2019. The guidance may be applied retrospectively to each period presented or with the cumulative effect recognized as of the initial date of application. The Company is currently in the process of evaluating the impact that adopting ASU 2014-09 will have on its consolidated financial statements and notes thereto. Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue streams (its retail store and ecommerce businesses) and related timing of revenue recognition thereof, will remain substantially unchanged. The Company is in the process of evaluating the impact of the new standard on ancillary sources of revenue, such as its loyalty and credit card programs, which represented approximately 2% of total net sales in Fiscal 2017. The Company has not yet determined whether the guidance will be adopted using the full retrospective restatement of all prior periods presented, or using the modified retrospective basis with a cumulative adjustment to opening retained earnings in the year of initial adoption. Finally, the Company is also analyzing the impact of the new standard on its current accounting policies and internal controls. Upon completion of these assessments, the Company will evaluate the impact of adopting the new standard on the Company's condensed consolidated financial statements.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	January 27, 2018	July 29, 2017
	(millions)
Premium Fashion	$192.2	$208.2
Value Fashion	183.7	180.6
Plus Fashion	152.9	161.9
Kids Fashion	71.5	88.6
Total inventories	$600.3	$639.3

5. Long-lived Asset Impairments

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, as determined using discounted expected cash flows, which are classified as Level 3 measurements in the fair value measurements hierarchy. These impairment charges arose from the Company's routine assessment of under-performing retail stores and are included as a component of Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for all periods.

Impairment charges related to retail store assets by segment are as follows:

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(millions)
Premium Fashion	$—	$—	$—	$0.7
Value Fashion(a)	2.3	1.2	5.5	3.3
Plus Fashion (a)	1.3	1.5	3.0	2.6
Kids Fashion	0.6	0.3	1.2	1.1
Total impairment charges	$4.2	$3.0	$9.7	$7.7
________
(a) The Company incurred additional impairment charges in the three and six months ended January 27, 2018 of $4.3 million and $5.4 million respectively, in connection with the Change for Growth program which are considered to be outside the Company’s typical quarterly real-estate review, and are included within Restructuring and other related charges, as more fully described in Note 6. No such expenses were recorded in the three and six months ended January 28, 2017.

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

Activities under the Change for Growth program during the first six months of Fiscal 2018 included the continued transition of certain transaction processing functions in Human Resources and Finance within its brand services group to an independent third-party managed service provider.

Other activities during the first half of Fiscal 2018 included the ongoing fleet optimization store program, as the Company continues to renegotiate leases and close stores. In addition, during the second quarter of Fiscal 2018, the Company completed its previously announced relocation of the Catherines brand to Columbus, Ohio and wrote down their former headquarters building in Bensalem, Pennsylvania to fair market value. These charges were recorded within Restructuring and other related charges. The building was sold in the third quarter of Fiscal 2018.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As the Company continues to execute on the initiatives identified under the Change for Growth program, we currently expect to incur additional charges in the remainder of Fiscal 2018 of approximately $15-$25 million. In addition, we have identified capital projects of approximately $40 million, which are expected to be incurred during Fiscal 2018. Of that amount, approximately $20 million was spent in the first six months of Fiscal 2018. The Company may incur significant additional charges and capital expenditures in future periods as it more fully defines incremental Change for Growth program initiatives, and moves into the execution phases of those projects. Actions associated with the Change for Growth program are currently expected to continue through Fiscal 2019.

As a result of the Change for Growth program, the Company incurred the following charges, which are included within Restructuring and other related charges, for all periods presented:

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(millions)
Cash restructuring charges:
Severance and benefit costs (a)	$2.7	$12.2	$6.6	$20.3
Professional fees and other related charges (b)	12.9	8.0	30.1	11.8
Total cash charges	15.6	20.2	36.7	32.1

Non-cash charges:
Impairment of assets (c)	3.2	—	4.3	—
Total non-cash charges	3.2	—	4.3	—

Total restructuring and other related charges	$18.8	$20.2	$41.0	$32.1
_______
(a) Severance and benefit costs in Fiscal 2018 reflect additional severance accruals associated with previously announced initiatives as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid. Fiscal 2017 amounts reflect accruals associated with restructuring announcements made during that period.
(b) Professional fees and other related charges in both periods consist of third-party costs incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program as well as third-party costs associated with the relocation of the Catherines brand to Ohio.
(c) Includes charges for non-cash asset impairments of $4.3 million and $5.4 million during the three and six months ended January 27, 2018, respectively, which primarily reflect the write-down of the Bensalem building to fair market value. The amounts for both the three and six months ended January 27, 2018 were offset in part by the write-off of $1.1 million of tenant allowances during the second quarter of Fiscal 2018 as program stores were vacated.

A summary of activity for the six months ended January 27, 2018 in the restructuring-related liabilities associated with the Change for Growth program, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Professional fees and other related charges	Total
	(millions)
Balance at July 29, 2017	$17.3	$5.1	$22.4
Additions charged to expense	6.6	30.1	36.7
Cash payments	(14.6)	(29.0)	(43.6)
Balance at January 27, 2018	$9.3	$6.2	$15.5

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

Debt consists of the following:	January 27, 2018	July 29, 2017
	(millions)
Revolving credit facility	$—	$—
Less: unamortized debt issuance costs (a)	(3.7)	(4.4)
	(3.7)	(4.4)

Term loan	1,574.0	1,596.5
Less: unamortized original issue discount (b)	(22.7)	(25.2)
unamortized debt issuance costs (b)	(26.0)	(28.8)
	1,525.3	1,542.5

Less: current portion	(44.0)	(44.0)
Total long-term debt	$1,477.6	$1,494.1
_______

(a) The unamortized debt issuance costs are amortized on a straight-line basis over the life of the amended revolving credit agreement.
(b) The original issue discount and debt issuance costs for the term loan are amortized over the life of the term loan using the interest method based on an imputed interest rate of approximately 6.3%.

Amended Revolving Credit Agreement
The Company amended its revolving credit facility in August 2015 (the "Amended Revolving Credit Agreement"). The Amended Revolving Credit Agreement provides aggregate revolving commitments up to $600 million, with an optional increase of up to $200 million and expires in August 2020. In February 2018, the Company amended and restated its revolving credit agreement. Reference is made to Note 16 of these condensed consolidated financial statements for more information.

As of January 27, 2018, there were no borrowings under the Amended Revolving Credit Agreement and the Company had $422.0 million of availability under the Amended Revolving Credit Agreement.

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $45 million for three consecutive business days and ends when Availability is greater than these thresholds for thirty consecutive days. The Covenant Period was not in effect as of January 27, 2018.

For a more detailed description of the Company’s Amended Revolving Credit Agreement and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

Term Loan

In connection with the August 2015 acquisition of ANN INC., the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which was issued at a 2% discount and provides for an additional term facility of $200 million. The Term Loan matures on August 21, 2022 and requires quarterly repayments of $22.5 million with a remaining balloon payment of approximately $1.2 billion required at maturity. The Company repaid $22.5 million at the beginning of Fiscal 2018, which was applied to the next future quarterly scheduled payment such that the Company is not required to make its next quarterly payment until August 2018. The Company is also required to make mandatory prepayments in connection with certain prepayment events. As of January 27, 2018, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 6.125%.

For a more detailed description of the Company’s Term Loan and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Debt
The Company's debt matures as follows:

Fiscal Year	Amount
(millions)
2018	$21.5
2019	90.0
2020	67.5
2021	90.0
2022	90.0
Thereafter	1,215.0
Total maturities	$1,574.0

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

As of January 27, 2018 and July 29, 2017, the Company believes that the carrying values of cash and cash equivalents approximate its estimated fair value based on Level 1 measurements. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the estimated fair value and the carrying value as of January 27, 2018 and July 29, 2017. The fair value of the Term Loan was determined to be $1.417 billion as of January 27, 2018 and $1.345 billion as of July 29, 2017 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

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

9. Income Taxes

Tax Cuts and Jobs Act - Overview

In December 2017, the 2017 Tax Cuts and Jobs Act (the "2017 Act") was signed into law. The 2017 Act makes broad and complex changes to the U.S. tax code that will affect the Company in Fiscal 2018, including, but not limited to:

(1) reducing the U.S. federal corporate tax rate;
(2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years at the election of the taxpayer; and
(3) bonus depreciation that will allow for full expensing of qualified property placed in service after September 27, 2017.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2017 Act also establishes new tax laws that could affect the Company in future fiscal years, including, but not limited to:

(1) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries;
(2) a new provision that could increase the Company's tax liability on its offshore business (Global Intangible Low Taxed Income, or "GILTI");
(3) creation of the base erosion anti-abuse tax (BEAT), a new minimum tax;
(4) a new limitation on deductible interest;
(5) elimination and/or limitations on the deductibility of certain benefits;
(6) elimination of the Company’s ability to carryback net operating losses ("NOLs"), annual limitation on use of NOLs to 80% and extending the carryforward period from 20 years to an indefinite carryforward; and
(7) increased limitations on the deductibility of certain executive compensation.

The SEC staff issued Staff Accounting Bulletin Number 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the 2017 Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Act. For various reasons that are discussed in greater detail below, the Company has not completed its accounting for the income tax effects of certain elements of the 2017 Act. In cases where the Company was able to make reasonable estimates of the effects of elements for which its analysis is not yet complete, the Company recorded provisional adjustments. If the Company was not yet able to make reasonable estimates of the impact of certain elements, the Company has not recorded any adjustments related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the 2017 Act.

The Company is still in the process of determining the full impact of the 2017 Act, however, based on its current interpretation of the 2017 Act, the Company made reasonable estimates to record provisional amounts during the second quarter of Fiscal 2018, which are discussed in more detail below. However, the Company's accounting for those elements of the 2017 Act is incomplete. Since the Company is still evaluating the provisions of the 2017 Act and expect regulators to issue further guidance, among other things, the Company believes its estimates may change during the remainder of Fiscal 2018. The Company continues to refine such amounts within the measurement period allowed, which will be completed no later than December 2018. A summary of the provisional amounts recorded under the 2017 Act in the second quarter, and described in more detail below, is as follows:

Benefit / (Expense)
Reduction of U.S. federal corporate tax rate	$38.6
Transition tax - federal	(24.1)
Transition tax - state	(0.7)
Foreign tax credits valuation allowance	(22.6)
Executive compensation limitation	(2.8)
Indefinite reinvestment assertion	46.5
Estimated Impact of Tax Reform	$34.9

Provisional adjustments recorded

The Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments that resulted in a $34.9 million net benefit in the second quarter of Fiscal 2018, which is the Company's initial estimate of the following impacts of the 2017 Act:

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reduction of U.S. federal corporate tax rate

As a result of enactment of the 2017 Act, the Company revised its estimated annual effective tax rate to reflect a change in the U.S. statutory tax rate. The 2017 Act reduces the U.S. federal corporate tax rate to 21% in its fiscal year; however, Section 15 of the Internal Revenue Code stipulates that the reduction in the corporate tax rate is applied to fiscal year taxpayers by computing a blended tax rate, based on the applicable tax rates before and after the effective date of the change in the statutory rate. When applied to the Company’s fiscal year, this blended rate is estimated at 27% for Fiscal 2018. In addition, the Company has recorded a provisional discrete tax benefit of $38.6 million in the second quarter of Fiscal 2018 attributable to remeasuring the Company’s accrued income taxes, deferred tax liabilities and deferred tax assets.

Transition Tax

The Company recorded a provisional discrete federal tax expense of $24.1 million and a provisional discrete state tax expense of $0.7 million in the second quarter of Fiscal 2018 attributable to the provisional impact of the transition tax. The transition tax is payable at the election of the taxpayer in eight annual installments, with the Company's first payment to be made by the due date of its Federal tax return of November 15, 2018. However, the Company reasonably estimates that it has sufficient NOLs and foreign tax credits to fully offset the federal tax payable for Fiscal 2018. As a result of changes in the federal tax treatment of the Company's offshore entities, the Company feels it is appropriate to provide a valuation allowance against an estimated $22.6 million of foreign tax credits that cannot be used in Fiscal 2018. These excess credits will be instead carried over to Fiscal 2019 and the applicable deferred tax asset ("DTA") will be recorded in the Company's financial statements subject to a valuation allowance. Due to uncertainty about aspects of the tax law, the Company made various assumptions to determine its reasonable estimate that will be refined as additional guidance is issued.

Executive Compensation Limitation

The 2017 Act expands the definition under Section 162(m) of the Internal Revenue Code (“Section 162(m)”) of a covered employee and provides that, for specified employees, status as a covered employee continues for all subsequent tax years, including years after the death of the individual, and, among other modifications, repeals the exception for performance-based compensation and commissions from the $1 million deduction limitation. In addition, the 2017 Act provides for transitional guidance that will allow certain payments made under written and binding agreements entered into prior to November 2, 2017 to be treated as if they were made under the provisions of Section 162(m) that were in effect prior to enactment of the 2017 Act. The Company, after an initial analysis and using available guidance, has recorded a provisional discrete tax expense of $2.8 million in the second quarter of Fiscal 2018 related to the executive compensation provisions of the 2017 Act. Further revisions to the Company's estimate may be made once additional clarification of the new rules is available.

Indefinite Reinvestment Assertion

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant U.S. tax impact in the future. However, these distributions may be subject to U.S. state income taxes and non-U.S. withholding taxes if profits are distributed in future years. The Company has provisionally estimated a deferred tax liability ("DTL") of $1 million for U.S. state taxes and withholding taxes in non-U.S. jurisdictions where earnings are not considered indefinitely reinvested. The Company has reflected a provisional discrete tax benefit of $46.5 million in the second quarter of Fiscal 2018 to reduce the DTL to the provisional amount computed after considering the implications of tax reform. Additional information and analysis is needed before the Company can finalize the DTL attributable to unrepatriated earnings.

Provisional adjustments not recorded

The Company's accounting for the following elements of the 2017 Act is incomplete, and the Company was not able to make reasonable estimates of the effects, therefore, no provisional adjustments were recorded:

GILTI

The 2017 Act creates a new requirement that certain income earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company will not be subject to the GILTI provisions until Fiscal 2019.

Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the 2017 Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a Company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on its current structure and estimated future results of global operations but also the Company’s intent and ability to modify its structure and/or its business, the Company is not yet able to reasonably estimate the effect of this provision of the 2017 Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.

Other items

Deductibility of Interest Expense

The 2017 Act provides for a limitation on the deduction of business interest beginning with the Company's 2019 fiscal tax year. The Company believes that for the initial four years that the limitation is applicable, which are fiscal years 2019-2022, a limitation should not apply. After Fiscal 2022, because of the scheduled statutory changes in the computation of adjusted taxable income, a limitation is more likely to apply.

Effective Tax Rate

The Company’s effective tax rate is reflective of the jurisdictions where the Company has operations. The effective tax rates for the second quarter and first 26 weeks of Fiscal 2018 were 35.8% and 31.4%, respectively. The effective tax rates were impacted by the provisional net discrete tax benefit from the 2017 Tax Act as discussed above. This was offset by the discrete tax expense for the valuation allowance on the Company’s net state DTA discussed below and accounting for share-based compensation payments which is discussed in Note 3 to the unaudited condensed consolidated financial statements.

As a result of the Company’s recent financial performance and the limitations placed on the use of state income tax NOLs, the Company has determined it is appropriate to place a valuation allowance on certain of the Company’s net state DTAs. This discrete tax expense in the second quarter of Fiscal 2018 is $23.3 million after the federal income tax effect. The 2017 Act passed into law an indefinite lived carryover of federal NOLs. For certain states that automatically conform to the 2017 Act, the NOL carryovers automatically become indefinite lived unless those states pass legislation to decouple from the federal provisions. The Company believes that individual states are still assessing the impact of the 2017 Act and to the extent states conform to the federal indefinite lived carryover of NOLs, the conformity could have an impact on the Company’s need for the valuation allowance on the state income tax DTA.

As discussed above, in total, the Company has increased its valuation allowance by $45.9 million as a result of its recent financial performance and limitations that will be placed on the use of foreign tax credits after Fiscal 2018. Any portion of this valuation allowance attributable to the 2017 Act will continue to be reassessed during the measurement period provided by SAB 118 and adjusted if appropriate.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Equity

	Six Months Ended
Summary of Changes in Equity:	January 27, 2018	January 28, 2017
	(millions)
Balance at beginning of period	$821.0	$1,863.3
Net loss	(32.7)	(20.8)
Total other comprehensive income	0.7	4.1
Common stock issued and equity grants made pursuant to stock-based compensation plans	10.8	13.2
Other	(0.3)	(0.3)
Balance at end of period	$799.5	$1,859.5

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). There were no repurchases of common stock by the Company during the six months ended January 27, 2018 and the remaining availability was approximately $181.4 million at January 27, 2018.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share for the effects of outstanding stock options, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net loss per common share is reconciled to those shares used in calculating diluted net loss per common share as follows:

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(millions)
Basic	196.1	194.8	195.8	194.6
Dilutive effect of stock options and restricted stock units (a)	—	—	—	—
Diluted shares	196.1	194.8	195.8	194.6

(a) There was no dilutive effect of stock options and restricted stock units for the three and six months ended January 27, 2018 and January 28, 2017 as the impact of these items was anti-dilutive using the treasury stock method.
Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net loss per common share. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. For the three and six months ended January 27, 2018 and January 28, 2017, 24.3 million and 21.2 million shares, respectively, of anti-dilutive options and/or restricted stock units were excluded from the diluted share calculations.

11. Stock-based Compensation

As of January 27, 2018, there were approximately 8.4 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(millions)
Compensation expense	$4.8	$6.5	$10.8	$13.5
Income tax benefit	$(0.9)	$(2.5)	$(3.2)	$(5.1)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Six Months Ended
	January 27, 2018	January 28, 2017
Expected term (years)	5.1	5.1
Expected volatility	43.7%	37.3%
Risk-free interest rate	1.9%	1.2%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$0.98	$1.95

A summary of the stock option activity under all plans during the six months ended January 27, 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 29, 2017	16,413.7	$11.42	4.5	$0.2
Granted	5,066.8	2.40
Exercised	—	—
Canceled/Forfeited	(1,623.8)	11.29
Options outstanding – January 27, 2018	19,856.7	$9.13	4.7	$0.1

Options vested and expected to vest at January 27, 2018 (b)	19,423.0	$9.24	4.7	$0.1
Options exercisable at January 27, 2018	10,364.0	$13.17	3.5	$—
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of January 27, 2018, there was $12.7 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years. There were no options exercised during the three and six months ended January 27, 2018 and January 28, 2017. The total grant date fair value of options that vested during the six months ended January 27, 2018 and January 28, 2017 was approximately $11.0 million and $13.1 million, respectively. Of these amounts, $0.3 million was vested during the three months ended January 27, 2018 and January 28, 2017.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Equity Awards

A summary of restricted equity awards activity during the six months ended January 27, 2018 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at July 29, 2017	3,110.0	$8.05
Granted	2,531.9	2.47
Vested	(1,100.8)	8.61
Canceled/Forfeited	(137.4)	7.39
Nonvested at January 27, 2018	4,403.7	$4.72

As of January 27, 2018, there was $11.2 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

12. Employee Benefit Plans

Long-Term Incentive Plan

During Fiscal 2016, the Company created a long-term incentive program ("LTIP") for vice presidents and above under the 2016 Omnibus Incentive Plan. The LTIP entitles the holder to either a cash payment, or a stock payment for certain officers at the Company's option, equal to a predetermined target amount earned at the end of a performance period and is subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance and market-based goals over the performance period. Compensation expense for the LTIP is recognized over the related performance periods based on the expected achievement of the performance goals.

The Company recognized $(10.0) million in compensation expense for the six months ended January 27, 2018 and $6.4 million for the six months ended January 28, 2017, which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements. Of these amounts, $(3.9) million was recognized during the three months ended January 27, 2018 and $2.7 million was recognized during the three months ended January 28, 2017. The net credits recorded in Fiscal 2018 primarily reflect (1) the Compensation Committee of the Board of Directors' determination in late September 2017 that although the metrics within the 2017 LTIP were achieved, negative discretion should be applied based upon the overall performance of the Company, thus the LTIP amounts were not distributed and (2) the Company's determination in the second quarter of Fiscal 2018 that certain performance targets for the 2018 LTIP would not be achieved.

As of January 27, 2018, there was $34.6 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. As of January 27, 2018, the liability for LTIP Awards was $12.7 million, of which $6.5 million was classified within Accrued expenses and other current liabilities and $6.2 million was classified within Other non-current liabilities in the condensed consolidated balance sheets. No amounts were paid during the six months ended January 27, 2018. The Company paid $10.4 million to settle such liabilities during the six months ended January 28, 2017.

Defined Benefit Plan

In connection with the August 2015 acquisition of ANN INC., the Company assumed a pension plan which was frozen and then decided in Fiscal 2016 to terminate the plan. Under the terms of liquidation, some participants elected to receive lump-sum payments while the others elected to remain in the plan. The remaining obligations under the plan were transferred to a third-party and settled through a non-participating annuity contract in the second quarter of Fiscal 2017. During the first quarter of Fiscal 2017, lump sum payments were made to its participants, and the associated accumulated actuarial loss of $2.0 million, net of an income tax benefit of $1.3 million, was reclassified from Accumulated other comprehensive loss to Acquisition and integration expenses. During the second quarter of Fiscal 2017, the remaining accumulated actuarial loss of $4.1 million (less an income tax

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

benefit of $1.6 million) was reclassified from Accumulated other comprehensive loss to Acquisition and integration expenses. For the six months ended January 28, 2017, the Company expensed $8.0 million reflecting settlement charges and professional fees, which is included within Acquisition and integration expenses in the condensed consolidated statement of operations.

13. Commitments and Contingencies

Legal Matters

Justice Pricing Litigation

The Company is a defendant in class action lawsuits that allege that Justice’s promotional practices violated state comparative pricing and other laws. A description of the lawsuits comprising the Justice pricing litigation is discussed in the Fiscal 2017 10-K and should be read in conjunction with the update below.

On September 24, 2015, a formal settlement agreement was signed with the plaintiffs in the Rougvie case to settle the lawsuit on a class basis for the period of January 1, 2012 through February 28, 2015 for approximately $51 million, including payments to members of the class and payment of legal fees and expenses of settlement administration. On July 29, 2016, the Court granted the parties’ joint motion for final approval of settlement and dismissed the case with prejudice. After an appeal to the United States Court of Appeals for the Third Circuit was dismissed, distributions to class members pursuant to the settlement took place in the fall of 2017.

To the extent some of the pricing lawsuits previously discussed are still stayed, it is likely that they will be formally dismissed within the coming months. If the pricing lawsuits are not finally resolved on a class basis for approximately $51 million in accordance with the settlement, the ultimate resolution of these matters may or may not result in an additional material loss which cannot be reasonably estimated at this time. There is some possibility that individual class members who excluded themselves from the settlement may seek to pursue their own or additional claims, although the Company believes that the liability associated with those cases would not be material.

Other litigation

The Company is involved in routine litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material adverse effect on the Company’s condensed consolidated financial statements.

14. Segment Information

The Company's segment reporting structure reflects an approach designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, ecommerce and licensing. The Company classifies its businesses into four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. Each segment is reviewed by the Company's Chief Executive Officer, who functions as the chief operating decision maker (the "CODM"), and is responsible for reviewing the operating activities, financial results, forecasts and business plans of the segment. Accordingly, the Company's CODM evaluates performance and allocates resources at the segment level. The four operating segments are as follows:

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

Net sales, operating (loss) income and depreciation and amortization expense for each operating segment are as follows:

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(millions)
Net sales:
Premium Fashion (a)	$609.6	$608.2	$1,164.7	$1,187.4
Value Fashion	439.3	481.6	910.6	985.7
Plus Fashion	340.5	347.3	644.7	665.0
Kids Fashion	329.6	311.1	588.7	588.5
Total net sales	$1,719.0	$1,748.2	$3,308.7	$3,426.6

Operating (loss) income:
Premium Fashion (a)	$4.5	$22.7	$43.0	$66.3
Value Fashion	(38.4)	(19.8)	(27.5)	(7.7)
Plus Fashion	1.0	(10.0)	0.1	(3.8)
Kids Fashion	19.4	(1.6)	35.1	11.6
Unallocated acquisition and integration expenses	(3.3)	(15.8)	(5.4)	(27.8)
Unallocated restructuring and other related charges (b)	(18.8)	(20.2)	(41.0)	(32.1)
Total operating (loss) income	$(35.6)	$(44.7)	$4.3	$6.5

Depreciation and amortization expense:
Premium Fashion (a)	$31.6	$34.8	$64.5	$69.0
Value Fashion	26.7	27.0	53.0	53.4
Plus Fashion	15.7	16.7	31.1	32.8
Kids Fashion	15.8	17.8	31.2	35.0
Total depreciation and amortization expense	$89.8	$96.3	$179.8	$190.2
_______

(a)
The results of the Premium Fashion segment are included within the Company's condensed consolidated results of operations for the three months ended January 27, 2018 from October 29, 2017 to February 3, 2018 and for the six months ended January 27, 2018 from July 30, 2017 to February 3, 2018.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

b) Restructuring and other related charges are as follows:

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(millions)
Cash related charges(i):
Restructuring charges:
Premium Fashion	$0.3	$1.2	$1.7	$1.2
Value Fashion	(0.1)	2.7	(1.3)	5.0
Plus Fashion	0.7	4.6	5.4	6.3
Kids Fashion	—	1.4	(0.3)	2.1
Corporate	1.8	2.3	1.1	5.7
Total Severance and benefit costs:	2.7	12.2	6.6	20.3
Professional fees and other related charges:
Plus Fashion	1.0	—	2.2	—
Corporate	11.9	8.0	27.9	11.8
Total Professional fees and other related charges	12.9	8.0	30.1	11.8
Total Cash related charges	15.6	20.2	36.7	32.1

Non-cash charges:
Impairment of assets:
Value Fashion	—	—	1.1	—
Plus Fashion	3.2	—	3.2	—
Total Non-cash charges	3.2	—	4.3	—
Total restructuring and other related charges	$18.8	$20.2	$41.0	$32.1

(i) The charges incurred under the Company's Change for Growth program are more fully described in Note 6.

15. Additional Financial Information

	Six Months Ended
Cash Interest and Taxes:	January 27, 2018	January 28, 2017
	(millions)
Cash paid for interest	$54.6	$52.3
Cash paid for income taxes	$5.7	$6.1

Non-cash Transactions

Non-cash investing activities include accrued purchases of fixed assets in the amount of $15.3 million as of January 27, 2018 and $17.8 million as of January 28, 2017.

16. Subsequent Events

On February 27, 2018, the Company and certain of its domestic subsidiaries entered into an amendment and restatement agreement (the “2018 Amended and Restated Revolving Credit Agreement") to amend the Company’s existing revolving credit agreement dated as of August 21, 2015, as amended October 31, 2016, among the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

The 2018 Amended and Restated Revolving Credit Agreement provides a senior secured asset based revolving credit facility up to $500 million with an optional increase of up to $200 million. The revolving credit facility may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The revolving credit facility also includes a $200 million letter of credit sublimit, of which $100 million can be used for standby letters of credit, and a $30 million swingline loan sublimit. The i

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

nterest rates, pricing and fees under the agreement fluctuate based on average daily availability, as defined therein. The 2018 Amended and Restated Revolving Credit Agreement extends the maturity of the Company’s revolving credit facility from August 2020 to the earlier of (i) five years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loans (unless (a) the outstanding principal amount of the Term Loans is $150 million or less and (b) the Company maintains liquidity (which can include (1) availability under the revolving credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility) in an amount equal to the outstanding principal amount of the remaining Term Loans.  There are no mandatory reductions in aggregate revolving commitments throughout the term of the 2018 Amended and Restated Revolving Credit Agreement.  However, availability under the revolving credit facility is limited to a percentage of the amount of eligible cash, eligible inventory and eligible credit card accounts receivable as defined in the 2018 Amended and Restated Revolving Credit Agreement.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made within this Form 10-Q and in oral statements made from time to time by us or on our behalf may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are statements related to future, not past, events, and often contain words such as “expect,” "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “preliminary,” or “range.” The Company does not undertake to publicly update or review its forward-looking statements even if experience or future changes make it clear that our projected results expressed or implied will not be achieved.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017 (the "Fiscal 2017 10-K"). Other than the update provided in Part II, Item 1A — "Risk Factors" of this Form 10-Q, there are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Retailers, particularly those in the specialty apparel sector, continue to face intense competition and channel disruption which accelerated during the latter half of Fiscal 2017 and continued through the first half of Fiscal 2018. In addition, consumer spending habits continue to shift on an accelerated pace towards experiences over apparel, and within the apparel space, an increasing preference to purchase digitally as opposed to in traditional brick-and-mortar retail stores. As a result, while traffic trends were mixed in the second quarter, competition for consumer spending remains strong and, accordingly, we continue to experience a highly promotional operating environment. These factors continue to pressure comparable sales. We expect store traffic challenges and the promotional operating environment to continue in the second half of Fiscal 2018. In response to these comparable sales trends, we continue to scale back overall spending levels where possible and refine our operating model and implement new capabilities to ensure we remain competitive in this rapidly evolving sector. Operating model refinements are discussed below.

Change for Growth Program

During the second quarter of Fiscal 2018, we continued activities under the Change for Growth transformation program which included (i) continued operating expense reductions in the areas of professional services, travel and facilities management, among others, (ii) continued transition of certain transaction process functions to an independent third-party managed-service provider, and (iii) continued re-negotiation of store leases under the fleet optimization program.

We realized approximately $75 million in cost savings, including $10 million in Cost of goods sold, $10 million in Buying, distribution and occupancy expenses ("BD&O"), and $55 million in Selling, general and administrative expenses ("SG&A") during the six months ended January 27, 2018 related to Change for Growth program actions. We also expect to realize additional cost savings related to these actions of approximately $50 million for the remainder of Fiscal 2018. Subsequent to Fiscal 2018, we expect to realize an additional $60 to $120 million in cost savings though Fiscal 2020, bringing the total expected annual cost

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

savings from these actions, when combined with the $65 million achieved during Fiscal 2017, to a range of $250 to $310 million. These savings are expected to be realized in our operating segment results generally in proportion to their sales.

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

Integration of ANN
During the first six months of Fiscal 2018, we realized cost savings of approximately $25 million, which consisted of $15 million in product cost savings primarily related to our ongoing cost of goods sold initiative at our Premium Fashion segment, and approximately $10 million in SG&A synergies primarily related to non-merchandise procurement savings. We expect to realize additional synergies of approximately $25 million during the remainder of Fiscal 2018 and approximately $25 million in Fiscal 2019. Annual synergies and cost savings related to the integration of ANN INC. ("ANN" and the "ANN integration"), including $160 million achieved through Fiscal 2017, are expected to total approximately $235 million by Fiscal 2019.

Impact of Hurricanes

During the first quarter of Fiscal 2018, the south-central and southeast areas of the United States, as well as Puerto Rico, were impacted by three hurricanes that disrupted normal operations at approximately 600 of our retail stores.  While almost all of these stores have resumed operations, many of these stores were impacted by the hurricanes, either as a result of damage incurred, or they experienced declines in customer traffic.  We have substantially completed our assessment of the damages associated with these events and estimate that our results were negatively impacted by approximately $11 million of sales losses during these events, a portion of which may be recovered through business interruption insurance claims. Recoveries under such claims have not been material through the end of the second quarter. Other than the impact of the sales losses, the hurricanes did not have a material impact on the Company.

Private Label and Co-branded Credit Card Programs

Our brands offer various credit card programs to eligible customers in the United States. In January 2017, our Value Fashion segment replaced its previous private label credit card arrangement with a new arrangement offered under an agreement with Capital One, National Association ("Capital One"). Accordingly, Capital One began offering private label credit cards to new and existing customers at our Value Fashion segment, which recognized approximately $16.8 million of revenue under the Program during the first six months of Fiscal 2018.
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

Summary of Financial Performance

Fiscal Period

The Company's Premium Fashion segment, which historically has followed the National Retail Federation calendar, recognized an extra week during the second quarter of Fiscal 2018, consistent with other retail companies already on that calendar. The Company's Value Fashion, Plus Fashion, and Kids Fashion segments will recognize the extra week in the fourth quarter of Fiscal 2018 due to reporting systems constraints. As a result, the three and six months ended January 27, 2018 included the results of

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

the Value Fashion, Plus Fashion, and Kids Fashion segments for 13 and 26-weeks, respectively, while the results of the Premium Fashion segment are included for 14 and 27-weeks, respectively. The three and six months ended January 28, 2017 were 13 and 26-week periods, respectively, for all segments.

Second Quarter Summary and Key Developments
Operating highlights for the second quarter are as follows:

•	Comparable sales decreased by 2% and reflected declines at our Premium Fashion, Value Fashion and Plus Fashion segments, offset in part by an increase at our Kids Fashion segment;

•
Operating loss was $35.6 million compared to $44.7 million in the year-ago period mainly due to lower Selling, general and administrative expense, Acquisition and integration expense and Depreciation expense; and

•	Net loss per diluted share was $0.20, compared to $0.18 in the year-ago period.
Liquidity highlights for the six-month period ended January 27, 2018 are as follows:

•	Cash provided by operations was $155.5 million compared to $215.0 million in the year-ago period;

•	Capital expenditures were $91.8 million compared to $155.1 million in the year-ago period; and

•	Term loan repayments totaled $22.5 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended January 27, 2018 compared to Three Months Ended January 28, 2017

The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	(millions, except per share data)
Net sales	$1,719.0	$1,748.2	$(29.2)	(1.7)%

Cost of goods sold	(790.4)	(802.4)	12.0	1.5%
Cost of goods sold as % of net sales	46.0%	45.9%
Gross margin	928.6	945.8	(17.2)	(1.8)%
Gross margin as % of net sales	54.0%	54.1%
Other operating expenses:
Buying, distribution and occupancy expenses	(326.1)	(320.1)	(6.0)	(1.9)%
BD&O expenses as % of net sales	19.0%	18.3%
Selling, general and administrative expenses	(526.2)	(538.1)	11.9	2.2%
SG&A expenses as % of net sales	30.6%	30.8%
Acquisition and integration expenses	(3.3)	(15.8)	12.5	79.1%
Restructuring and other related charges	(18.8)	(20.2)	1.4	6.9%
Depreciation and amortization expense	(89.8)	(96.3)	6.5	6.7%
Total other operating expenses	(964.2)	(990.5)	26.3	2.7%
Operating loss	(35.6)	(44.7)	9.1	20.4%
Operating loss as % of net sales	(2.1)%	(2.6)%
Interest expense	(27.2)	(25.0)	(2.2)	(8.8)%
Interest income and other income, net	1.6	0.4	1.2	NM
Loss before benefit for income taxes	(61.2)	(69.3)	8.1	11.7%
Benefit for income taxes	21.9	34.1	(12.2)	(35.8)%
Effective tax rate (a)	35.8%	49.2%
Net loss	$(39.3)	$(35.2)	$(4.1)	(11.6)%

Net loss per common share:
Basic	$(0.20)	$(0.18)	$(0.02)	(11.1)%
Diluted	$(0.20)	$(0.18)	$(0.02)	(11.1)%
_______

(a)
Effective tax rate is calculated by dividing the Benefit for income taxes by Loss before benefit for income taxes. The rate for Fiscal 2018 reflects a pro-rata impact of the 2017 Act as discussed in more detail herein.

(NM) Not meaningful.

Net Sales. Total net sales decreased by $29.2 million, or 1.7%, to $1,719.0 million for the three months ended January 27, 2018 from $1,748.2 million in the year-ago period. The decrease was primarily attributable to a 2% comparable sales decline that resulted mainly from merchandise strategy issues and store traffic declines at our Value Fashion segment and assortment challenges at our Premium Fashion segment; non-comparable sales declined by $19.9 million, or 38%, to $31.9 million from $51.8 million as discussed on a segment basis below; and other revenues increased by $4.5 million, or 8%, to $60.0 million from $55.5 million. Net sales at our Premium Fashion segment also reflected incremental revenues of approximately $25 million from the extra week recorded during the second quarter of Fiscal 2018 as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Three Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$609.6	$608.2	$1.4	0.2%
Value Fashion	439.3	481.6	(42.3)	(8.8)%
Plus Fashion	340.5	347.3	(6.8)	(2.0)%
Kids Fashion	329.6	311.1	18.5	5.9%
Total net sales	$1,719.0	$1,748.2	$(29.2)	(1.7)%

Comparable sales (a)(b)(c)				(2)%
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
(b) Incremental revenues of approximately $25 million due to the inclusion of the extra week at the Premium Fashion segment are excluded from the calculation of comparable sales.

(c)
During the second quarter of Fiscal 2018, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation, discussed more fully in Note 13 to the unaudited condensed consolidated financial statements, continued to be redeemed. Comparable sales related to these transactions includes the transaction value in excess of the voucher value.

Premium Fashion net sales performance primarily reflected:

•	an 8% comparable sales decline of $15.0 million at Ann Taylor and a 1% comparable sales decline of $4.5 million at LOFT during the three months ended January 27, 2018;

•	a $24.6 million increase due to the inclusion of the 14th week as previously discussed;

•
a $3.3 million decline in non-comparable sales at Ann Taylor due to 19 net store closures and a $1.5 million increase in non-comparable sales at LOFT, with the positive impact of 19 new store openings in the last twelve months mostly offset by 18 store closures; and

•	a $1.9 million decline in other revenues.

Value Fashion net sales performance primarily reflected:

•	a 12% comparable sales decline of $23.6 million at dressbarn and a 5% comparable sales decline of $13.8 million at maurices during the three months ended January 27, 2018;

•
a $7.7 million decline in non-comparable sales at dressbarn due to 54 net store closures in the last twelve months and a $0.5 million decline in non-comparable sales at maurices with the negative impact of 39 store closures in the last twelve months mostly offset by 20 new store openings; and

•	a $3.3 million increase in other revenues primarily due to the segment's new credit card program.

Plus Fashion net sales performance primarily reflected:

•	modestly positive comparable sales growth of $0.5 million at Lane Bryant and a 5% comparable sales decline of $3.3 million at Catherines during the three months ended January 27, 2018;

•
a $3.1 million decline in non-comparable sales at Lane Bryant due to 16 net store closures in the last twelve months, and a $1.8 million decline in non-comparable sales at Catherines due to 17 net store closures in the last twelve months; and

•	a $0.9 million increase in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Kids Fashion net sales performance primarily reflected:

•	7% comparable sales growth of $21.3 million at Justice during the three months ended January 27, 2018;

•	a $5.0 million decline in non-comparable sales primarily due to 64 net store closures in the last twelve months; and

•	a $2.2 million increase in other revenues.

Gross Margin. Gross margin, in terms of dollars decreased primarily as a result of the decrease in comparable sales. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 10 basis points from the year-ago period to 54.0% for the three months ended January 27, 2018. Improved performance at both our Plus Fashion and Kids Fashion segments was more than offset by declines at the Premium Fashion and Value Fashion segments. On a consolidated basis, gross margin benefited from the realization of approximately $15 million in synergies and cost savings initiatives reflecting benefits achieved from product sourcing and distribution. Additionally, higher shipping costs of approximately $9 million across the segments reflect the increase in ecommerce orders and higher air freight costs.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, and the timing and level of promotional activities and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance declined by approximately 150 basis points primarily reflecting a higher level of promotional selling resulting from soft product acceptance and higher shipping costs, offset in part by the segment's cost of goods sold initiative.

•
Value Fashion gross margin rate performance declined approximately 100 basis points caused primarily by a 270 basis point decline at dressbarn resulting from higher markdown requirements to address merchandise strategy issues.

•
Plus Fashion gross margin rate performance improved by approximately 220 basis points, reflecting improved product acceptance and lower levels of promotional selling, offset in part by higher shipping costs.

•
Kids Fashion gross margin rate performance improved approximately 130 basis points as a result of improved product acceptance, offset in part by incremental freight expenses necessary to meet higher in-season product demand.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses increased by $6.0 million, or 1.9%, to $326.1 million for the three months ended January 27, 2018 from $320.1 million in the year-ago period. Higher variable distribution costs related to the increased penetration of our direct business as well as incremental costs associated with the start-up of our west-coast omni-channel capabilities were partially offset by lower occupancy expenses related to our fleet optimization program, which provided approximately $5 million of cost savings during the second quarter of Fiscal 2018. BD&O expenses as a percentage of net sales increased by 70 basis points to 19.0% for the three months ended January 27, 2018 from 18.3% in the year-ago period, primarily due to the increased expenses and the de-leveraging effect of lower comparable sales.

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

SG&A expenses decreased by $11.9 million, or 2.2%, to $526.2 million for the three months ended January 27, 2018 from $538.1 million in the year-ago period. The decrease in SG&A expenses was primarily due to approximately $30 million in synergies and cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings, as well as lower performance-based compensation. These items were offset in part by inflationary increases and the impact of the extra week recorded during the second quarter of Fiscal 2018 at our Premium Fashion segment. SG&A expenses as a percentage of net sales decreased by 20 basis points to 30.6% for the three months ended January 27, 2018 from 30.8% in the year-ago period, primarily due to the lower expense levels offset in part by the de-leveraging effect of lower comparable sales.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Depreciation and Amortization Expense decreased by $6.5 million, or 6.7%, to $89.8 million for the three months ended January 27, 2018 from $96.3 million in the year-ago period. The decrease was primarily due to lower store-related depreciation resulting from the reduced store count offset in part by incremental depreciation from prior year capital investments.

Operating Loss. Operating loss was $35.6 million for the three months ended January 27, 2018 compared to $44.7 million in the year-ago period primarily due to the increase in the operating results discussed on a segment basis below.

Operating results for our four operating segments are presented below:

	Three Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	(millions)
Operating loss:
Premium Fashion	$4.5	$22.7	$(18.2)	(80.2)%
Value Fashion	(38.4)	(19.8)	(18.6)	93.9%
Plus Fashion	1.0	(10.0)	11.0	NM
Kids Fashion	19.4	(1.6)	21.0	NM
Unallocated acquisition and integration expenses	(3.3)	(15.8)	12.5	79.1%
Unallocated restructuring and other related charges	(18.8)	(20.2)	1.4	6.9%
Total operating loss	$(35.6)	$(44.7)	$9.1	(20.4)%
 _______
(NM) Not meaningful.

Premium Fashion operating income decreased by $18.2 million primarily due to a decline in comparable sales and gross margin rate, as discussed above, and an increase in operating expenses. The operating expense increase primarily reflects additional expense associated with the extra week recorded during the second quarter of Fiscal 2018.
Value Fashion operating results decreased by $18.6 million primarily due to a decline in comparable sales and gross margin rate, as previously discussed, partially offset by a decrease in operating expenses. Operating expense reductions were primarily driven by lower occupancy expenses associated with a reduced store count and a decrease in administrative payroll costs mainly associated with the Change for Growth program. In late January, the Company’s Value Fashion segment made a series of leadership changes, particularly at its dressbarn brand, with the goal of turning around the brand's recent performance. The Company expects to begin executing on these initiatives during the Spring season in Fiscal 2018. Such initiatives may include additional store closures and changes in merchandise assortments, which could result in charges such as write-downs of inventory or store-related fixed assets.
Plus Fashion operating results improved by $11.0 million primarily as a result of an increase in gross margin rate, as previously discussed, and a decrease in SG&A expenses. SG&A expense reductions were primarily driven by a decrease in administrative payroll costs and other cost savings initiatives, mainly associated with the Change for Growth program, as well as lower marketing expenses.

Kids Fashion operating results improved by $21.0 million primarily as a result of the comparable sales growth and improved gross margin rate, both of which were discussed above, along with a decrease in operating expenses. Operating expense reductions were primarily driven by lower store variable expenses, lower marketing expenses and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Unallocated Acquisition and Integration Expenses of $3.3 million for the three months ended January 27, 2018 primarily reflected costs associated with the post-acquisition integration of ANN's distribution operations. The $15.8 million in the year-ago period included $4.1 million of settlement charges and professional fees related to the termination of the pension plan acquired in the ANN Acquisition, $8.2 million of severance and retention costs and $3.5 million of other costs associated with the post-acquisition integration of ANN's operations.

Unallocated Restructuring and Other Related Charges of $18.8 million for the three months ended January 27, 2018 included $12.9 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives and $2.7 million of severance and other related charges associated with the Change for Growth program, as well as an asset

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

impairment of $3.2 million primarily related to the write-down of a building. The $20.2 million in the year-ago period included $12.2 million of severance and other related expenses and $8.0 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program.

Interest Expense increased by $2.2 million, or 8.8%, to $27.2 million for the three months ended January 27, 2018 from $25.0 million in the year-ago period, caused by a higher interest rate on our term loan.

Benefit for Income Taxes represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the three months ended January 27, 2018, we recorded a benefit of $21.9 million on a pre-tax loss of $61.2 million, for an effective tax rate of 35.8%, which reflects the provisional impact of recording the tax effects associated with the 2017 Act discussed in Note 9 to the unaudited condensed consolidated financial statements. This was offset by the impact of recording a valuation allowance on certain state DTAs discussed in Note 9 to the unaudited condensed consolidated financial statements and accounting for the tax effects of share-based compensation discussed in Note 3 to the unaudited condensed consolidated financial statements. We anticipate an effective tax rate of approximately 22% before the impact of discrete items for the remainder of Fiscal 2018. In the year ago period, we recorded a benefit of $34.1 million on a pre-tax loss of $69.3 million for a 49.2% effective tax rate. The expected annual tax rate for the year-ago period is higher than the statutory federal and state tax rate primarily due to the impact of permanent items on a relatively low level of pretax income and the impact of the earnings mix on the overall state effective rate.

Net Loss increased by $4.1 million to $39.3 million for the three months ended January 27, 2018 from $35.2 million in the year-ago period. The increase was primarily due to a lower benefit for income taxes, offset in part by a lower loss from operations, as discussed above.

Net Loss per Diluted Common Share was $0.20 per share for the three months ended January 27, 2018, compared to $0.18 per share in the year-ago period.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Six Months Ended January 27, 2018 compared to Six Months Ended January 28, 2017

The following table summarizes operating results for certain financial statement line items:

	Six Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	(millions, except per share data)
Net sales	$3,308.7	$3,426.6	$(117.9)	(3.4)%

Cost of goods sold	(1,415.0)	(1,466.8)	51.8	3.5%
Cost of goods sold as % of net sales	42.8%	42.8%
Gross margin	1,893.7	1,959.8	(66.1)	(3.4)%
Gross margin as % of net sales	57.2%	57.2%
Other operating expenses:
Buying, distribution and occupancy expenses	(644.2)	(640.7)	(3.5)	(0.5)%
BD&O expenses as % of net sales	19.5%	18.7%
Selling, general and administrative expenses	(1,019.0)	(1,062.5)	43.5	4.1%
SG&A expenses as % of net sales	30.8%	31.0%
Acquisition and integration expenses	(5.4)	(27.8)	22.4	80.6%
Restructuring and other related charges	(41.0)	(32.1)	(8.9)	(27.7)%
Depreciation and amortization expense	(179.8)	(190.2)	10.4	5.5%
Total other operating expenses	(1,889.4)	(1,953.3)	63.9	3.3%
Operating income	4.3	6.5	(2.2)	(33.8)%
Operating income as % of net sales	0.1%	0.2%
Interest expense	(53.8)	(50.3)	(3.5)	(7.0)%
Interest income and other income, net	1.8	0.3	1.5	NM
Loss before benefit for income taxes	(47.7)	(43.5)	(4.2)	(9.7)%
Benefit for income taxes	15.0	22.7	(7.7)	(33.9)%
Effective tax rate (a)	31.4%	52.2%
Net loss	$(32.7)	$(20.8)	$(11.9)	(57.2)%

Net loss per common share:
Basic	$(0.17)	$(0.11)	$(0.06)	(54.5)%
Diluted	$(0.17)	$(0.11)	$(0.06)	(54.5)%
_______
(a) Effective tax rate is calculated by dividing the Benefit for income taxes by the Loss before benefit for income taxes. The rate for Fiscal 2018 reflects a pro rata impact of the 2017 Act as discussed in more detail herein.
(NM) Not meaningful.

Net Sales. Total net sales decreased by $117.9 million, or 3.4%, to $3,308.7 million for the six months ended January 27, 2018 from $3,426.6 million in the year-ago period. The Net sales decline was primarily caused by a 4% comparable sales decline that mainly resulted from reduced store traffic at our Value Fashion and Plus Fashion segments; non-comparable sales declined by $31.9 million, or 34.2%, to $61.3 million from $93.2 million as discussed on a segment basis below; and other revenues increased by $13.6 million, or 13.7%, to $113.1 million from $99.5 million. Net sales at our Premium Fashion segment also reflect incremental revenues of approximately $25 million from the extra week recorded during the second quarter of Fiscal 2018 as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Six Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$1,164.7	$1,187.4	$(22.7)	(1.9)%
Value Fashion	910.6	985.7	(75.1)	(7.6)%
Plus Fashion	644.7	665.0	(20.3)	(3.1)%
Kids Fashion	588.7	588.5	0.2	—%
Total net sales	$3,308.7	$3,426.6	$(117.9)	(3.4)%

Comparable sales (a)(b)(c)				(4)%
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
(b) Incremental revenues of approximately $25 million due to the inclusion of the extra week at the Premium Fashion segment are excluded from the calculation of comparable sales.

(c)
During the first six months of Fiscal 2018, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation, discussed more fully in Note 13 to the unaudited condensed consolidated financial statements, began to be redeemed. Comparable sales related to these transactions includes the transaction value in excess of the voucher value

Premium Fashion net sales performance primarily reflected:

•	a 7% comparable sales decline of $26.4 million at Ann Taylor and a 4% comparable sales decline of $27.6 million at LOFT during the six months ended January 27, 2018;

•	a $24.6 million increase due to the inclusion of the extra week as previously discussed;

•
a $5.9 million decline in non-comparable sales at Ann Taylor due to 19 net store closures and a $3.7 million increase in non-comparable sales at LOFT which reflects the positive impact of 19 new store openings offset in part by 18 store closures; and

•	an $8.9 million increase in other revenues primarily related to higher gift card breakage and higher credit revenue.

Value Fashion net sales performance primarily reflected:

•	an 11% decline in comparable sales of $45.9 million at dressbarn and a 5% decline in comparable sales of $26.6 million at maurices during the six months ended January 27, 2018;

•
a $13.6 million decline in non-comparable sales at dressbarn due to 54 net store closures in the last twelve months and a $2.2 million increase in non-comparable sales at maurices, which reflects the positive impact of 20 new store openings in the last twelve months, offset in part by 39 store closures; and

•	an $8.8 million increase in other revenues primarily due to the segment's new credit card program.

Plus Fashion net sales performance primarily reflected:

•	a 2% comparable sales decline of $9.7 million at Lane Bryant and a 4% comparable sales decline of $5.2 million at Catherines during the six months ended January 27, 2018;

•
a $4.8 million decline in non-comparable sales at Lane Bryant due to 16 net store closings in the last twelve months, and a $3.1 million decline in non-comparable sales at Catherines due to 17 net store closures in the last twelve months; and

•	a $2.5 million increase in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Kids Fashion net sales performance primarily reflected:

•	a 3% comparable sales increase of $17.2 million at Justice during the six months ended January 27, 2018;

•	a $10.4 million decline in non-comparable sales primarily due to 64 net store closures in the last twelve months; and

•	a $6.6 million decline in other revenues primarily due to lower wholesale revenue.

Gross Margin. Gross margin, in terms of dollars decreased primarily as a result of the decrease in comparable sales. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, was essentially flat compared to the year-ago period at 57.2% for the six months ended January 27, 2018. Improved performance at our Value Fashion, Plus Fashion and Kids Fashion segments was offset by declines at the Premium Fashion segment. On a consolidated basis, gross margin benefited from the realization of approximately $25 million in synergies and cost savings benefits achieved from product sourcing and distribution. Additionally, higher shipping costs of approximately $13 million across the segments reflect the increase in ecommerce orders and higher air freight costs.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including changes in the relative sales mix among brands, changes in the mix of products sold, and the timing and level of promotional activities and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance declined by approximately 140 basis points reflecting a higher level of promotional selling resulting from soft product acceptance and higher shipping costs, offset in part by the segment's cost of goods sold initiative.

•
Value Fashion gross margin rate performance improved approximately 60 basis points as improved rate performance at maurices due primarily to increased penetration of internally sourced product was offset in part by lower performance at dressbarn, which resulted primarily from higher markdown requirements to address strategic merchandise issues identified in the first quarter. In addition, both brands were impacted by higher shipping costs and benefited from improved economics related to the segment’s credit card program which went into effect in January 2017.

•
Plus Fashion gross margin rate performance improved by approximately 70 basis points primarily reflecting improved product acceptance and lower levels of promotional selling, offset in part by higher shipping costs.

•
Kids Fashion gross margin rate performance improved approximately 110 basis points as a result of improved product acceptance, offset in part by incremental freight expenses necessary to meet higher holiday product demand.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses increased by $3.5 million, or 0.5%, to $644.2 million for the six months ended January 27, 2018 from $640.7 million in the year-ago period. Higher variable distribution costs related to the increased penetration of our direct business as well as incremental costs associated with the start-up of our west-coast omni-channel capabilities were partially offset by lower occupancy expenses related to our fleet optimization program, which provided approximately $10 million of cost savings during the first six months of Fiscal 2018. BD&O expenses as a percentage of net sales increased by 80 basis points to 19.5% for the six months ended January 27, 2018 from 18.7% in the year-ago period, primarily due to the higher expenses and the de-leveraging effect of lower comparable sales.

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

SG&A expenses decreased by $43.5 million, or 4.1%, to $1,019.0 million for the six months ended January 27, 2018 from $1,062.5 million in the year-ago period. The decrease in SG&A expenses was primarily due to approximately $65 million in synergies and cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings. Also contributing to the decrease were lower store variable expenses and lower performance-based compensation. These items were offset in part by inflationary increases and the impact of the extra week recorded during the second quarter of Fiscal 2018 at our Premium Fashion segment.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

SG&A expenses as a percentage of net sales decreased by 20 basis points to 30.8% for the six months ended January 27, 2018 from 31.0% in the year-ago period, primarily due to the lower expenses, offset in part by the de-leveraging effect of lower comparable sales.

Depreciation and Amortization Expense decreased by $10.4 million, or 5.5%, to $179.8 million for the six months ended January 27, 2018 from $190.2 million in the year-ago period. The decrease was primarily due to lower store-related depreciation resulting from the reduced store count offset in part by incremental depreciation from prior year capital investments.

Operating Income. Operating income was $4.3 million for the six months ended January 27, 2018 compared to $6.5 million in the year-ago period primarily due to the operating results discussed on a segment basis below.

Operating results for our four operating segments are presented below:

	Six Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	(millions)
Operating income:
Premium Fashion	$43.0	$66.3	$(23.3)	(35.1)%
Value Fashion	(27.5)	(7.7)	(19.8)	NM
Plus Fashion	0.1	(3.8)	3.9	NM
Kids Fashion	35.1	11.6	23.5	NM
Unallocated acquisition and integration expenses	(5.4)	(27.8)	22.4	80.6%
Unallocated restructuring and other related charges	(41.0)	(32.1)	(8.9)	(27.7)%
Total operating income	$4.3	$6.5	$(2.2)	(33.8)%
 _______
(NM) Not meaningful.

Premium Fashion operating income decreased by $23.3 million primarily due to the lower comparable sales and decline in gross margin rate as discussed above, offset in part by a decrease in operating expenses. Operating expense reductions were primarily driven by lower store variable expenses, lower performance-based compensation, and a decrease in administrative payroll costs mainly associated with the Change for Growth program.
Value Fashion operating results decreased by $19.8 million primarily as a result of a decrease in comparable sales and margin rate, as previously discussed, partially offset by a decrease in operating expenses. Operating expense reductions were primarily driven by lower occupancy expenses associated with a reduced store count and a decrease in administrative payroll costs mainly associated with the Change for Growth program.
Plus Fashion operating results increased by $3.9 million primarily due to the increase in gross margin rate and a decrease in SG&A expenses which were offset in part by the decrease in comparable sales. SG&A expense reductions were primarily driven by a decrease in administrative payroll costs and other cost savings initiatives, mainly associated with the Change for Growth program, as well as lower marketing expenses.

Kids Fashion operating income increased by $23.5 million as a result of an increase in gross margin rate and lower operating expenses. Operating expense reductions were primarily driven by lower occupancy expenses and lower store variable expenses associated with a reduced store count, lower marketing expenses and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Unallocated Acquisition and Integration Expenses of $5.4 million for the six months ended January 27, 2018 primarily reflected costs associated with the post-acquisition integration of ANN's distribution operations, including the closure of the former ANN distribution facility in Louisville, Kentucky as well as the gain on the related sale, which occurred in the first quarter of Fiscal 2018. The $27.8 million in the year-ago period included $8.0 million of settlement charges and professional fees related to the termination of the pension plan acquired in the ANN Acquisition, $10.5 million of severance and retention costs and $9.3 million of other costs associated with the post-acquisition integration of ANN's operations.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Unallocated Restructuring and Other Related Charges of $41.0 million for the six months ended January 27, 2018 included $30.1 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program, $6.6 million of severance and other related expenses and an asset impairment of $4.3 million primarily related to the write-down of a building. The $32.1 million in the year-ago period included $20.3 million of severance and other related expenses and $11.8 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program.

Interest Expense increased by $3.5 million, or 7.0%, to $53.8 million for the six months ended January 27, 2018 from $50.3 million in the year-ago period, caused by a higher interest rate on our term loan.

Benefit for Income Taxes represents federal, foreign, state and local income taxes. The Company records income taxes based on the estimated effective tax rate for the year. For the six months ended January 27, 2018, we recorded a benefit of $15.0 million on a pre-tax loss of $47.7 million, for an effective tax rate of 31.4%, which reflects the provisional impact of recording the tax effects associated with the 2017 Act discussed in Note 9 to the unaudited condensed consolidated financial statements. This was offset by the impact of recording a valuation allowance on certain state DTAs discussed in Note 9 to the unaudited condensed consolidated financial statements and accounting for the tax effects of share-based compensation discussed in Note 3 to the unaudited condensed consolidated financial statements. We anticipate an effective tax rate of approximately 22% before the impact of discrete items for the remainder of Fiscal 2018. In the year ago period, we recorded a benefit of $22.7 million on a pre-tax loss of $43.5 million for a 52.2% effective tax rate. The expected annual tax rate for the year-ago period was higher than the statutory federal and state tax rate primarily due to the impact of permanent items on a relatively low level of pretax income and the impact of the earnings mix on the overall state effective rate.

Net Loss increased by $11.9 million to $32.7 million for the six months ended January 27, 2018 from $20.8 million in the year-ago period, primarily due to the lower benefit for income taxes as discussed above.

Net Loss per Diluted Common Share was $0.17 per share for the six months ended January 27, 2018 compared to $0.11 per share in the year-ago period.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Six Months Ended
	January 27, 2018	January 28, 2017
	(millions)
Net cash provided by operating activities	$155.5	$215.0
Net cash used in investing activities	(44.8)	(165.6)
Net cash used in financing activities	(22.8)	(121.7)
Net increase (decrease) in cash and cash equivalents	$87.9	$(72.3)

Net cash provided by operating activities. Net cash provided by operations was $155.5 million for the six months ended January 27, 2018, compared to net cash provided by operations of $215.0 million in the year-ago period. Cash provided by operations was lower in the first six months of Fiscal 2018 primarily due to higher working capital outflows in Fiscal 2018 related to the timing of payments for store rent expenses and lower net income.

Net cash used in investing activities. Net cash used in investing activities for the six months ended January 27, 2018 was $44.8 million, consisting primarily of capital expenditures of $91.8 million, offset in part by $46.9 million of proceeds from the sale of assets, which substantially reflects the redemption of the cash surrender value on certain company-owned life insurance policies during the second quarter of Fiscal 2018. Net cash used in investing activities in the year-ago period was $165.6 million, consisting of capital expenditures of $155.1 million and the purchase of an intangible asset of $11.3 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net cash used in financing activities. Net cash used in financing activities was $22.8 million for the six months ended January 27, 2018, consisting primarily of $22.5 million of principal repayments of our term loan debt. Net cash used in financing activities in the year-ago period was $121.7 million, consisting primarily of $122.5 million of principal repayments of our term loan debt.

Capital Spending

Capital expenditures during the six months ended January 27, 2018 were $91.8 million which included spending for non-routine capital investments primarily including our omni-channel platform and initiatives identified with the Change for Growth program as well as routine spending in connection with our digital initiatives, infrastructure, and our retail store network. For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2017 10-K.

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

As of January 27, 2018, we had Cash and cash equivalents of $413.5 million. Approximately $283 million, or 68%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries. The 2017 Act, in particular the Transition Tax liability assessable in our Fiscal 2018 tax year, substantially reduced the need for the Company to maintain a deferred tax liability on unrepatriated earnings. For the most part, the Company's offshore cash can be repatriated without significant additional U.S. income tax cost. Based on our current understanding of the impact of the 2017 Act, we believe there is only a requirement to record deferred taxes associated with future dividend distributions from foreign jurisdictions for state income taxes and foreign jurisdictional withholding taxes, which has been provided for in the second quarter of Fiscal 2018 to cover the provisional estimate of this liability. The Company continues to evaluate various alternatives for its foreign held cash balances, including repatriating some, or all, of the overseas cash to the U.S. for general corporate purposes.

As of January 27, 2018, we had $422.0 million of availability under the Amended Revolving Credit Agreement.

Debt

For a detailed description of the terms and restrictions under the amended revolving credit agreement and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 12 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

Amended Revolving Credit Agreement

We believe that our amended revolving credit agreement is adequately diversified with no undue concentrations in any one financial institution. We were in compliance with all financial covenants contained in the amended revolving credit agreement as of January 27, 2018. We believe the amended revolving credit agreement will provide sufficient liquidity to continue to support our operating needs and capital requirements for the foreseeable future.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Term Loan

For the six months ended January 27, 2018, we repaid a total of $22.5 million, which was due in May 2018. We may from time to time seek to repay or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

We expect to incur cash interest expense of approximately $48 million on the Term Loan during the remainder of Fiscal 2018 based on the outstanding balance and interest rates in effect as of January 27, 2018. Such interest and principal payments are expected to be funded with our cash flows from operations.

Common Stock Repurchase Program

There were no purchases of common stock by us during the six months ended January 27, 2018 under our repurchase program. For a complete description of our 2016 Stock Repurchase Program, refer to Note 16 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Fiscal 2017 10-K. For a detailed discussion of our critical accounting policies, see the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2017 10-K. Other than the below update, there have been no material changes to our critical accounting policies since July 29, 2017.
Impairment of Goodwill and Other Intangible Assets

As a result of the goodwill impairment charge recorded during the third quarter of Fiscal 2017 (the "2017 Interim Test"), there was no excess of fair value over carrying value for our ANN, Lane Bryant or maurices reporting units. Our Justice reporting unit only exceeded its carrying value by 8% as of our 2017 Interim Test. The fair value of our Catherines reporting unit substantially exceeded its carrying value and was not at risk of impairment as of our 2017 Interim Test.

It is possible that any shortfall in the cash flows from the amounts estimated in the Fiscal 2017 Interim Test may result in a future impairment loss. During the first six months of Fiscal 2018, we generally performed in line with the cash flow projections supporting the 2017 Interim Test, as the shortfall in operating cash flows was principally offset by a decrease in capital expenditures. However, as discussed earlier in Overview, our brick and mortar store traffic remained a headwind during the first six months of Fiscal 2018 and we continued to experience a highly promotional operating environment. Accordingly, we will continue to monitor macroeconomic conditions, industry and market trends and entity-specific risks and evaluate their impact on the valuation of our

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

reporting units. For example, if we continue to experience sustained periods of unexpected declines or shifts in consumer spending, or fail to realize the anticipated cost savings associated from the Change for Growth Program, it could adversely impact the long-term assumptions used in the 2017 Interim Test. Such trends may also have a negative impact on some of the other key assumptions used in the 2017 Interim Test, including anticipated gross margin and operating income margin as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change.

Should the declines in our performance continue, or if our expectations regarding future performance decline, it could adversely impact the valuation of our goodwill and/or other indefinite-lived intangible assets, particularly at the ANN, Lane Bryant or maurices reporting units, but also at our other reporting units that exceeded or substantially exceeded their respective carrying values.  These declines could also adversely impact our other long-lived assets, such as property and equipment, particularly at our Premium Fashion and Value Fashion segments, as well as our ability to realize our deferred tax assets.  Such changes, if material, may require us to incur additional material impairment charges for such goodwill and/or other indefinite-lived intangible assets and property and equipment, and may also require us to write-off all or a portion of our deferred tax assets in future periods.

Income Taxes

In December 2017, the 2017 Tax Cuts and Jobs Act (the "2017 Act") was signed into law. The 2017 Act makes broad and complex changes to the U.S. tax code that will affect the Company in Fiscal 2018. The Company is still in the process of determining the full impact of the 2017 Act, however, based on its current interpretation of the 2017 Act, the Company made reasonable estimates to record provisional amounts during the second quarter of Fiscal 2018. In that regard, the SEC staff issued Staff Accounting Bulletin Number 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the 2017 Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Act. The determinations made in applying the 2017 Act require significant judgment by management. The Company will continue to refine its estimates within the measurement period allowed, which will be completed no later than December 2018. See Note 9 to the unaudited condensed consolidated financial statements included herein for more information.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of January 27, 2018. There has been no change in the Company’s internal control over financial reporting during the quarter ended January 27, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 13 to the accompanying unaudited condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2017 10-K. Other than as discussed below, there have been no material changes during the quarter ended January 27, 2018 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2017 10-K.

The impact to our business of recently enacted U.S. tax legislation could differ materially from our current estimates and expectations.

On December 22, 2017, President Trump signed into law new tax legislation known as the Tax Cuts and Jobs Act (the "2017 Act"), which became effective January 1, 2018. The 2017 Act is complex and widely considered to be the most significant overhaul to the U.S. federal tax code since 1986. The Company has recorded a net discrete benefit of $34.9 million in the second quarter of Fiscal 2018 based on current estimates of the impact of the 2017 Act. This benefit was recorded on a provisional basis, as permitted by SEC Staff Accounting Bulletin No. 118 ("SAB 118"), based on our present interpretations of the 2017 Act and current available information, including assumptions and expectations about future events, such as our projected financial performance. Although we believe these provisional amounts represent a reasonable estimate of the ultimate enactment-related impact the 2017 Act will have on our consolidated financial statements, the amounts could be adjusted materially as additional information becomes available (including our actual full Fiscal 2018 results of operations and financial condition, which were projected for purposes of calculating the provisional amounts) and further analyses are completed. The impact of the 2017 Act to our business in future periods is also subject to a variety of factors beyond our control including, but not limited to, (i) potential amendments to the 2017 Act; (ii) potential changes to state, local, and foreign tax laws in response to the 2017 Act; and (iii) potential new or interpretative guidance issued by the Financial Accounting Standards Board or the Internal Revenue Service and other tax agencies. Any of these factors could cause our actual results to differ materiality from our current expectations and there can be no assurance that the 2017 Act will ultimately benefit our results of operations and financial condition in future periods.

For further discussion of risks related to the potential imposition of additional regulations and laws and changes to our tax obligations and effective tax rate, refer to Part I, Item 1A - "Risk Factors - Our ability to conduct business globally may be affected by a variety of legal, regulatory, political, and economic risks" and "Risk Factors - Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results" in the Fiscal 2017 10-K. Refer to Note 9 to the accompanying unaudited condensed consolidated financial statements for further discussion of the 2017 Act.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended January 27, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (October 29, 2017 – November 25, 2017)	—	$—	—	$ 181 million
Month # 2 (November 26, 2017 – December 30, 2017)	—	$—	—	$ 181 million
Month # 3 (December 31, 2017 – January 27, 2018)	—	$—	—	$ 181 million
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

ASCENA RETAIL GROUP, INC.

Date: March 5, 2018	BY: /s/ David Jaffe
David Jaffe
Chief Executive Officer
(Principal Executive Officer)

Date: March 5, 2018	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)