Form 10-Q
period 2018-04-28
Ascena Retail Group, Inc.
filed 2018-06-04
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2018

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
The Registrant had 196,214,922 shares of common stock outstanding as of May 31, 2018.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 28, 2018	July 29, 2017
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$362.8	$325.6
Inventories	667.7	639.3
Prepaid expenses and other current assets	182.9	157.4
Total current assets	1,213.4	1,122.3
Property and equipment, net	1,251.6	1,437.6
Goodwill	683.0	683.0
Other intangible assets, net	520.1	532.4
Other assets	57.9	96.2
Total assets	$3,726.0	$3,871.5

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$394.1	$411.6
Accrued expenses and other current liabilities	356.1	360.0
Deferred income	133.7	121.5
Current portion of long-term debt	66.5	44.0
Total current liabilities	950.4	937.1
Long-term debt, less current portion	1,456.8	1,494.1
Lease-related liabilities	322.8	348.3
Deferred income taxes	46.3	79.3
Other non-current liabilities	188.7	191.7
Total liabilities	2,965.0	3,050.5

Commitments and contingencies (Note 13)

Equity:
Common stock, par value $0.01 per share; 196.2 million and 195.1 million shares issued and outstanding as of April 28, 2018 and July 29, 2017, respectively	2.0	2.0
Additional paid-in capital	1,083.4	1,068.2
Accumulated deficit	(312.0)	(238.8)
Accumulated other comprehensive loss	(12.4)	(10.4)
Total equity	761.0	821.0
Total liabilities and equity	$3,726.0	$3,871.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(millions, except per share data) (unaudited)
Net sales	$1,503.3	$1,565.1	$4,812.0	$4,991.7
Cost of goods sold	(620.3)	(616.7)	(2,035.3)	(2,083.5)
Gross margin	883.0	948.4	2,776.7	2,908.2

Other operating expenses:
Buying, distribution and occupancy expenses	(312.5)	(313.4)	(956.7)	(954.1)
Selling, general and administrative expenses	(490.6)	(506.3)	(1,509.6)	(1,568.8)
Acquisition and integration expenses	—	(3.8)	(5.4)	(31.6)
Restructuring and other related charges	(18.1)	(15.9)	(59.1)	(48.0)
Impairment of goodwill	—	(596.3)	—	(596.3)
Impairment of other intangible assets	—	(728.1)	—	(728.1)
Depreciation and amortization expense	(84.9)	(96.4)	(264.7)	(286.6)
Total other operating expenses	(906.1)	(2,260.2)	(2,795.5)	(4,213.5)
Operating loss	(23.1)	(1,311.8)	(18.8)	(1,305.3)

Interest expense	(28.4)	(25.8)	(82.2)	(76.1)
Interest income and other income (expense), net	—	(0.2)	1.8	0.1
Loss before benefit for income taxes	(51.5)	(1,337.8)	(99.2)	(1,381.3)
Benefit for income taxes	11.3	307.1	26.3	329.8
Net loss	$(40.2)	$(1,030.7)	$(72.9)	$(1,051.5)

Net loss per common share:
Basic	$(0.20)	$(5.29)	$(0.37)	$(5.40)
Diluted	$(0.20)	$(5.29)	$(0.37)	$(5.40)

Weighted average common shares outstanding:
Basic	196.2	195.0	195.9	194.7
Diluted	196.2	195.0	195.9	194.7

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(millions) (unaudited)
Net loss	$(40.2)	$(1,030.7)	$(72.9)	$(1,051.5)
Other comprehensive loss, net of tax:
Net actuarial loss on defined benefit plan, net of income tax benefit of $0.4 million	—	—	—	(0.7)
Foreign currency translation adjustment	(2.7)	(2.2)	(2.0)	(1.9)
Total other comprehensive loss before reclassification	(2.7)	(2.2)	(2.0)	(2.6)
Reclassification of settlement charges for ANN's pension plan, net of income tax benefit of $2.9 million	—	—	—	4.5
Total comprehensive loss	$(42.9)	$(1,032.9)	$(74.9)	$(1,049.6)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 28, 2018	April 29, 2017
	(millions) (unaudited)
Cash flows from operating activities:
Net loss	$(72.9)	$(1,051.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	264.7	286.6
Deferred income tax benefit	(32.9)	(343.0)
Deferred rent and other occupancy costs	(36.0)	(48.1)
Stock-based compensation expense	15.2	19.9
Impairment of goodwill	—	596.3
Impairment of other intangible assets	—	728.1
Impairment of tangible assets	41.9	16.3
Non-cash interest expense	9.0	9.1
Gain on sale of fixed assets	(1.7)	—
Other non-cash (income) expense, net	(5.6)	6.2
Changes in operating assets and liabilities:
Inventories	(28.4)	(64.6)
Accounts payable, accrued liabilities and income tax liabilities	(34.5)	(35.4)
Deferred income	23.8	21.4
Lease-related liabilities	15.6	24.3
Other balance sheet changes, net	(16.0)	29.3
Net cash provided by operating activities	142.2	194.9

Cash flows from investing activities:
Capital expenditures	(132.3)	(207.3)
Acquisition of intangible asset	—	(11.3)
Proceeds from the sale of assets	13.8	—
Proceeds from the settlement of corporate-owned life insurance policies	37.5	—
Proceeds from sales and maturities of investments	—	0.8
Other investing activities	(0.2)	—
Net cash used in investing activities	(81.2)	(217.8)

Cash flows from financing activities:
Redemptions and repayments of term loan	(22.5)	(122.5)
Proceeds from revolver borrowings	518.0	1,075.9
Repayments of revolver borrowings	(518.0)	(1,003.4)
Payment of deferred financing costs	(1.0)	—
Tax payments related to share-based awards	(0.3)	—
Proceeds from stock options exercised and employee stock purchases	—	1.2
Net cash used in financing activities	(23.8)	(48.8)

Net increase (decrease) in cash and cash equivalents	37.2	(71.7)
Cash and cash equivalents at beginning of period	325.6	371.8

Cash and cash equivalents at end of period	$362.8	$300.1

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

The Company's brands had the following store counts as of April 28, 2018: Ann Taylor 306 stores; LOFT 674 stores; maurices 986 stores; dressbarn 739 stores; Lane Bryant 752 stores; Catherines 351 stores; and Justice 855 stores.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result, the three and nine months ended April 28, 2018 include the results of the Value Fashion, Plus Fashion, and Kids Fashion segments for 13 and 39-weeks, respectively, while the results of the Premium Fashion segment are included for 13 and 40-weeks, respectively. The three and nine months ended April 29, 2017 were 13 and 39-week periods, respectively, for all segments. The Company's Premium Fashion segment recognized Net sales and Operating income from the extra week in the second quarter of Fiscal 2018 of approximately $25 million and $3 million, respectively.

3. Recently Issued Accounting Standards

Recently adopted standards

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. The new standard requires excess tax benefits and shortfalls to be recorded within the provision for income taxes in the condensed consolidated statements of operations in the period they are realized. The impact of this change will depend on changes in the Company's stock price and the timing of the exercise of stock options and the vesting of restricted stock units, so the full effect of the standard is not able to be quantified. However, the recognition of these changes within the condensed consolidated statements of operations will likely result in increased volatility of our provision for income taxes and earnings. The Company adopted the guidance on a prospective basis in the first quarter of Fiscal 2018, and has recognized additional non-cash income tax expense of approximately $0.4 million and $5.1 million in the three and nine months ended April 28, 2018, respectively. Finally, in connection with the new standard, the Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards rather than accounting for forfeitures when they occur. The other amendments of the standard are not expected to have a material impact on the Company's condensed consolidated financial statements.

Recently issued standards

Revenue Recognition

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

The Company has substantially completed its evaluation of the impact that adopting ASU 2014-09 will have on its consolidated financial statements and notes thereto. Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue streams (its retail store and ecommerce businesses) and related timing of revenue recognition thereof, will remain substantially unchanged. However, the new standard changes the accounting for certain of its customer loyalty and credit card programs. Currently, the Company accounts for these programs based on the estimated costs of the merchandise to be provided.  Under the new standard, the Company will use a deferred revenue model which will defer revenue at the estimated fair value as the loyalty points are earned and then recognize the revenue when the loyalty points are redeemed.

The Company has determined that it will apply the new guidance using the modified retrospective basis. As a result, the Company currently anticipates recording a cumulative adjustment to opening retained earnings in Fiscal 2019 of approximately $20 million. Additionally, the Company is analyzing the impact of the new standard on its current accounting policies and internal controls and will evaluate the need for any changes in these areas upon completion of that assessment.

Leases

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

4. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	April 28, 2018	July 29, 2017
	(millions)
Premium Fashion	$218.5	$208.2
Value Fashion	201.0	180.6
Plus Fashion	176.1	161.9
Kids Fashion	72.1	88.6
Total inventories	$667.7	$639.3

5. Asset Impairments

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

Impairment charges related to retail store assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(millions)
Premium Fashion (a)	$2.0	$—	$2.0	$0.7
Value Fashion (a) (b)	18.4	2.1	23.9	5.4
Plus Fashion (a)	0.4	0.6	3.4	3.2
Kids Fashion	0.4	1.9	1.6	3.0
Total impairment charges	$21.2	$4.6	$30.9	$12.3
________
(a) The Company incurred additional impairment charges in the three and nine months ended April 28, 2018 of $5.6 million and $11.0 million respectively, in connection with the Change for Growth program which are considered to be outside the Company’s typical quarterly real-estate review, and are included within Restructuring and other related charges, as more fully described in Note 6. The Company also incurred additional impairment charges under the Change for Growth program of $4.0 million for the three and nine months ended April 29, 2017.
(b) During the third quarter of Fiscal 2018, new leadership at the Company's Value Fashion segment, particularly at its dressbarn brand, began a comprehensive review of the dressbarn operations with the goal of turning around its recent performance. As a result, when the Company performed its third quarter long-lived asset impairment testing for dressbarn, certain near-term cash flow assumptions for that brand were revised, which resulted in lower overall anticipated future cash flows and the Company recorded an impairment charge of approximately $17.1 million for certain under-performing retail stores.

Fiscal 2017 Goodwill and Other Indefinite-lived Intangible Asset Impairment

During the third quarter of Fiscal 2017, the Company recorded impairment charges to Goodwill and Other intangible assets. Lower than expected comparable sales during that period, along with a reduced comparable sales outlook for the remainder of Fiscal 2017 led the Company to significantly reduce its level of forecasted earnings for Fiscal 2017 and future periods. The Company

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

concluded that those factors, as well as the decline in the Company's stock price during Fiscal 2017, represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the third quarter of Fiscal 2017. As a result, the Company performed an interim test of goodwill and indefinite-lived intangible assets using a quantitative approach on the last day of its third fiscal quarter in Fiscal 2017.

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

Activities under the Change for Growth program during the first nine months of Fiscal 2018 included the continued transition of certain transaction processing functions in Human Resources and Finance to an independent third-party managed service provider and the continued development of initiatives which will optimize the flow of product through the Company's distribution channels, including ecommerce and its brick-and-mortar retail locations.

Other activities during the first nine months of Fiscal 2018 included the ongoing fleet optimization store program, as the Company continues to renegotiate leases and close stores. Such activities included planned closure of under-performing stores, which resulted in a charge during the third quarter of Fiscal 2018, primarily at the Premium Fashion segment, and the completion of the previously announced relocation of the Catherines brand to Columbus, Ohio, which resulted in a write down of their former headquarters building in Bensalem, Pennsylvania to fair market value during the second quarter of Fiscal 2018. The building was sold in the third quarter of Fiscal 2018 which did not result in any further material gain or loss. These previously mentioned charges were recorded within Restructuring and other related charges.

As the Company continues to execute on the initiatives identified under the Change for Growth program, we currently expect to incur additional charges in the remainder of Fiscal 2018 of approximately $5-$10 million. In addition, we have identified capital projects of approximately $40 million, which are expected to be incurred during Fiscal 2018. Of that amount, approximately $25 million was spent in the first nine months of Fiscal 2018. The Company may incur significant additional charges and capital expenditures in future periods as it more fully defines incremental Change for Growth program initiatives, and moves into the execution phases of those projects. Actions associated with the Change for Growth program are currently expected to continue through Fiscal 2019.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the Change for Growth program, the Company incurred the following charges, which are included within Restructuring and other related charges, for all periods presented:

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(millions)
Cash restructuring charges:
Severance and benefit costs (a)	$(0.6)	$(0.3)	$6.0	$20.0
Lease termination and store closure costs	—	1.3	—	1.3
Professional fees and other related charges (b)	13.1	10.9	43.2	22.7
Total cash charges	12.5	11.9	49.2	44.0

Non-cash charges:
Impairment of assets (c)	5.6	4.0	9.9	4.0
Total non-cash charges	5.6	4.0	9.9	4.0

Total restructuring and other related charges	$18.1	$15.9	$59.1	$48.0
_______
(a) Severance and benefit costs reflect additional severance accruals associated with previously announced initiatives as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid. During the third quarter of both Fiscal 2018 and 2017, certain segments recorded adjustments to true up estimates of benefit-related costs to reflect amounts actually paid.
(b) Professional fees and other related charges consist of third-party costs incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program as well as third-party costs associated with the relocation of the Catherines brand to Ohio.
(c) Non cash asset impairments for the three months ended April 28, 2018 reflect decisions within the Company's fleet optimization program to close certain under-performing stores primarily at the Premium Fashion segment. The amount for the nine months ended April 28, 2018 also includes asset impairments of $5.4 million, which primarily reflect the write-down of a Plus Fashion segment building to fair market value, and was offset in part by the write-off of $1.1 million of tenant allowances during the second quarter of Fiscal 2018 as program stores were vacated. The amounts for both the three and nine months ended April 29, 2017 reflects fleet optimization closures primarily at the Plus Fashion segment.

A summary of activity for the nine months ended April 28, 2018 in the restructuring-related liabilities associated with the Change for Growth program, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Professional fees and other related charges	Total
	(millions)
Balance at July 29, 2017	$17.3	$5.1	$22.4
Additions charged to expense	6.0	43.2	49.2
Cash payments	(20.0)	(39.7)	(59.7)
Balance at April 28, 2018	$3.3	$8.6	$11.9

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

Debt consists of the following:	April 28, 2018	July 29, 2017
	(millions)
Revolving credit facility	$—	$—
Less: unamortized debt issuance costs (a)	(4.6)	(4.4)
	(4.6)	(4.4)

Term loan	1,574.0	1,596.5
Less: unamortized original issue discount (b)	(21.5)	(25.2)
unamortized debt issuance costs (b)	(24.6)	(28.8)
	1,527.9	1,542.5

Less: current portion	(66.5)	(44.0)
Total long-term debt	$1,456.8	$1,494.1
_______

(a) The unamortized debt issuance costs are amortized on a straight-line basis over the life of the amended revolving credit agreement.
(b) The original issue discount and debt issuance costs for the term loan are amortized over the life of the term loan using the interest method based on an imputed interest rate of approximately 6.3%.

Amended Revolving Credit Agreement
The Company and certain of its domestic subsidiaries entered into an amendment and restatement agreement on February 27, 2018 (the "Amended Revolving Credit Agreement") to amend the Company's existing revolving credit agreement dated August 21, 2015, as amended October 31, 2016, among the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Amended Revolving Credit Agreement provides aggregate revolving commitments up to $500 million, with an optional increase of up to $200 million.

The revolving credit facility may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The revolving credit facility also includes a $200 million letter of credit sublimit, of which $100 million can be used for standby letters of credit, and a $30 million swingline loan sublimit. The interest rates, pricing and fees under the agreement fluctuate based on the average daily availability, as defined therein. The Amended Revolving Credit Agreement extends the maturity of the Company’s revolving credit facility from August 2020 to the earlier of (i) five years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loans (unless (a) the outstanding principal amount of the Term Loans is $150 million or less and (b) the Company maintains liquidity (which can include (1) availability under the revolving credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility) in an amount equal to the outstanding principal amount of the remaining Term Loans.  There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement.  However, availability under the revolving credit facility is limited to a percentage of the amount of eligible cash, eligible inventory and eligible credit card accounts receivable as defined in the Amended Revolving Credit Agreement.

As of April 28, 2018, there were no borrowings under the Amended Revolving Credit Agreement and the Company had $471.3 million of availability under the Amended Revolving Credit Agreement.

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $37.5 million for three consecutive business days and ends when Availability is greater than these thresholds for thirty consecutive days. The Covenant Period was not in effect as of April 28, 2018.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For a more detailed description of the Company’s Amended Revolving Credit Agreement and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

Term Loan

In connection with the August 2015 acquisition of ANN INC., the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which was issued at a 2% discount and provides for an additional term facility of $200 million. The Term Loan matures on August 21, 2022 and requires quarterly repayments of $22.5 million with a remaining balloon payment of approximately $1.2 billion required at maturity. The Company is also required to make mandatory prepayments in connection with certain prepayment events. As of April 28, 2018, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 6.438%.

For a more detailed description of the Company’s Term Loan and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

Maturities of Debt
The Company's outstanding debt as of April 28, 2018 matures as follows:

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

As of April 28, 2018 and July 29, 2017, the Company believes that the carrying values of cash and cash equivalents approximate its estimated fair value based on Level 1 measurements. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the estimated fair value and the carrying value as of April 28, 2018 and July 29, 2017. The fair value of the Term Loan was determined to be $1.381 billion as of April 28, 2018 and $1.345 billion as of July 29, 2017 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company is still in the process of determining the full impact of the 2017 Act, however, based on its current interpretation of the 2017 Act, the Company made reasonable estimates to record provisional amounts during the second and third quarters of Fiscal 2018, which are discussed in more detail below. However, the Company's accounting for those elements of the 2017 Act is incomplete. Since the Company is still evaluating the provisions of the 2017 Act and expects regulators to issue further guidance, among other things, the Company believes its estimates may change during the remainder of Fiscal 2018. The Company continues to refine such amounts within the measurement period allowed, which will be completed no later than December 2018. A summary of the provisional amounts recorded under the 2017 Act, inclusive of amounts initially recorded in the second quarter and updated in the third quarter which are described in more detail below, is as follows:

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Benefit / (Expense)
(millions)
Reduction of U.S. federal corporate tax rate	$33.2
Transition tax - federal	(22.7)
Transition tax - state	(1.0)
Federal valuation allowance	(22.7)
Executive compensation limitation	(2.3)
Indefinite reinvestment assertion	46.5
Estimated Impact of Tax Reform	$31.0

Provisional adjustments recorded

The Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments that resulted in a $34.9 million net benefit in the second quarter of Fiscal 2018, which is the Company's initial estimate of the following impacts of the 2017 Act. The Company then updated those estimates during the third quarter of Fiscal 2018 by recording a $3.9 million net expense for a total net benefit of $31.0 million. A summary of the significant aspects of the 2017 Act are discussed below:

Reduction of U.S. Federal Corporate Tax Rate

As a result of enactment of the 2017 Act, the Company revised its estimated annual effective tax rate to reflect a change in the U.S. statutory tax rate. The 2017 Act reduces the U.S. federal corporate tax rate to 21% in its fiscal year; however, Section 15 of the Internal Revenue Code stipulates that the reduction in the corporate tax rate is applied to fiscal year taxpayers by computing a blended tax rate, based on the applicable tax rates before and after the effective date of the change in the statutory rate. When applied to the Company’s fiscal year, this blended rate is estimated at 27% for Fiscal 2018. In addition, the Company has recorded a provisional discrete tax benefit of $38.6 million in the second quarter of Fiscal 2018, which was reduced by $5.4 million during the third quarter of Fiscal 2018, attributable to remeasuring the Company’s accrued income taxes, deferred tax liabilities and deferred tax assets.

Transition Tax

The Company recorded a provisional discrete federal tax expense of $24.1 million and a provisional discrete state tax expense of $0.7 million in the second quarter of Fiscal 2018 attributable to the provisional impact of the transition tax. In the third quarter of Fiscal 2018, the Company reduced the provisional discrete federal tax expense by $1.4 million and increased the provisional discrete state tax expense by $0.3 million. The transition tax is payable at the election of the taxpayer in eight annual installments, with the Company's first payment of $0.3 million to be made by the due date of its federal tax return of November 15, 2018. The Company reasonably estimates that it has sufficient foreign tax credits and general business tax credits to offset most of the federal tax payable for Fiscal 2018 by electing Internal Revenue Code Section 965(n) and deferring the use of Federal NOLs. As a result, Federal NOLs that otherwise would be available to offset against the taxable income generated by the transition tax will be deferred to Fiscal 2019, therefore, the Company has recorded a $22.7 million Federal valuation allowance in the third quarter of Fiscal 2018. Additionally, the foreign tax credits valuation allowance of $22.6 million initially recorded in the second quarter of Fiscal 2018 was reversed in the third quarter of Fiscal 2018. Due to uncertainty about aspects of the tax law, the Company made various assumptions to determine its reasonable estimate that will be refined as additional guidance is issued.

Executive Compensation Limitation

The 2017 Act expands the definition under Section 162(m) of the Internal Revenue Code (“Section 162(m)”) of a covered employee and provides that, for specified employees, status as a covered employee continues for all subsequent tax years, including years after the death of the individual, and, among other modifications, repeals the exception for performance-based compensation and commissions from the $1 million deduction limitation. In addition, the 2017 Act provides for transitional guidance that will allow certain payments made under written and binding agreements entered into prior to November 2, 2017 to be treated as if they were made under the provisions of Section 162(m) that were in effect prior to enactment of the 2017 Act. The Company, after an initial analysis and using available guidance, recorded a provisional discrete tax expense of $2.8 million in the second quarter of Fiscal

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2018, which was reduced by $0.5 million during the third quarter of Fiscal 2018, related to the executive compensation provisions of the 2017 Act. Further revisions to the Company's estimate may be made once additional clarification of the new rules is available.

Indefinite Reinvestment Assertion

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant U.S. tax impact in the future. However, these distributions may be subject to U.S. state income taxes and non-U.S. withholding taxes if profits are distributed in future years. The Company has provisionally estimated a deferred tax liability ("DTL") of $1.0 million for U.S. state taxes and withholding taxes in non-U.S. jurisdictions where earnings are not considered indefinitely reinvested. The Company recorded a provisional discrete tax benefit of $46.5 million in the second quarter of Fiscal 2018 to reduce the DTL to the provisional amount computed after considering the implications of tax reform. Additional information and analysis is needed before the Company can finalize the DTL attributable to unrepatriated earnings.

Provisional adjustments not recorded

The Company's accounting for the following elements of the 2017 Act is incomplete, and the Company was not able to make reasonable estimates of the effects, therefore, no provisional adjustments were recorded:

GILTI

The 2017 Act creates a new requirement that certain income earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company will not be subject to the GILTI provisions until Fiscal 2019.

Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the 2017 Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a Company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because the determination of whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on its current structure and estimated future results of global operations but also the Company’s intent and ability to modify its structure and/or its business, the Company is not yet able to reasonably estimate the effect of this provision of the 2017 Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.

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

Effective Tax Rate

The Company’s effective tax rate is reflective of the jurisdictions where the Company has operations. The effective tax rates for the third quarter and first 39 weeks of Fiscal 2018 were 21.9% and 26.5%, respectively. The effective tax rates were impacted by the provisional net discrete tax benefit from the 2017 Tax Act as discussed above. This was offset by the discrete tax expense for the valuation allowance on the Company’s net state DTA discussed below and accounting for share-based compensation payments which is discussed in Note 3 to the unaudited condensed consolidated financial statements.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the Company’s recent financial performance and the limitations placed on the use of state income tax NOLs, the Company has determined it is appropriate to place a valuation allowance on certain of the Company’s net state DTAs. This discrete tax expense in the second quarter of Fiscal 2018 was $23.3 million after the federal income tax effect. The 2017 Act passed into law an indefinite lived carryover of federal NOLs. For certain states that automatically conform to the 2017 Act, the NOL carryovers automatically become indefinite lived unless those states pass legislation to decouple from the federal provisions. The Company believes that individual states are still assessing the impact of the 2017 Act and to the extent states conform to the federal indefinite lived carryover of NOLs, the conformity could have an impact on the Company’s need for the valuation allowance on the state income tax DTA.

As discussed above, in total, the Company has increased its valuation allowance by $46.0 million as a result of its recent financial performance. Any portion of this valuation allowance attributable to the 2017 Act will continue to be reassessed during the measurement period provided by SAB 118 and adjusted, if appropriate.

10. Equity

	Nine Months Ended
Summary of Changes in Equity:	April 28, 2018	April 29, 2017
	(millions)
Balance at beginning of period	$821.0	$1,863.3
Net loss	(72.9)	(1,051.5)
Total other comprehensive (loss) income	(2.0)	1.9
Common stock issued and equity grants made pursuant to stock-based compensation plans	15.2	19.4
Other	(0.3)	(0.3)
Balance at end of period	$761.0	$832.8

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). There were no repurchases of common stock by the Company during the nine months ended April 28, 2018 and the remaining availability was approximately $181.4 million at April 28, 2018.

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

The weighted-average number of common shares outstanding used to calculate basic net loss per common share is reconciled to those shares used in calculating diluted net loss per common share as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(millions)
Basic	196.2	195.0	195.9	194.7
Dilutive effect of stock options and restricted stock units (a)	—	—	—	—
Diluted shares	196.2	195.0	195.9	194.7

(a) There was no dilutive effect of stock options and restricted stock units for the three and nine months ended April 28, 2018 and April 29, 2017 as the impact of these items was anti-dilutive using the treasury stock method.
Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net loss per common share. Any

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. For the three and nine months ended April 28, 2018 and April 29, 2017, 24.0 million and 20.1 million shares, respectively, of anti-dilutive options and/or restricted stock units were excluded from the diluted share calculations.

11. Stock-based Compensation

As of April 28, 2018, there were approximately 8.8 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(millions)
Compensation expense	$4.4	$6.4	$15.2	$19.9
Income tax benefit	$(0.9)	$(2.4)	$(4.1)	$(7.5)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Nine Months Ended
	April 28, 2018	April 29, 2017
Expected term (years)	5.1	5.1
Expected volatility	43.9%	37.4%
Risk-free interest rate	2.0%	1.3%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$0.97	$1.94

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the nine months ended April 28, 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 29, 2017	16,413.7	$11.42	4.5	$0.2
Granted	5,835.0	2.35
Exercised	—	—
Canceled/Forfeited	(2,510.4)	9.34
Options outstanding – April 28, 2018	19,738.3	$9.00	4.5	$0.3

Options vested and expected to vest at April 28, 2018 (b)	19,362.4	$9.10	4.5	$0.3
Options exercisable at April 28, 2018	10,200.3	$13.14	3.3	$—
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of April 28, 2018, there was $10.4 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.4 years. There were no options exercised during the three and nine months ended April 28, 2018. There were de minimus options exercised in the three and nine months ended April 29, 2017. The total grant date fair value of options that vested during the nine months ended April 28, 2018 and April 29, 2017 was approximately $11.0 million and $13.2 million, respectively. Of these amounts, a de minimus amount was vested during the three months ended April 28, 2018 and $0.1 million was vested during the three months ended April 29, 2017.

Restricted Equity Awards

A summary of restricted equity awards activity during the nine months ended April 28, 2018 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at July 29, 2017	3,110.0	$8.05
Granted	2,617.0	2.45
Vested	(1,121.4)	8.54
Canceled/Forfeited	(311.6)	6.82
Nonvested at April 28, 2018	4,294.0	$4.60

As of April 28, 2018, there was $9.0 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

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

The Company recognized $(16.7) million in compensation expense for the nine months ended April 28, 2018 and $9.1 million for the nine months ended April 29, 2017, which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements. Of these amounts, $(6.7) million was recognized during the three months ended April 28, 2018 and $2.7 million was recognized during the three months ended April 29, 2017. The net credits recorded in Fiscal 2018 primarily reflect (1) the Compensation Committee of the Board of Directors' determination in late September 2017 that although certain metrics within the 2017 LTIP were achieved, negative discretion should be applied based upon the overall performance of the Company, thus the LTIP amounts were not distributed and (2) the Company's determination in the second and third quarters of Fiscal 2018 that certain performance targets for the 2018, 2019 and 2020 LTIP years would not be achieved.

As of April 28, 2018, there was $11.7 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. As of April 28, 2018, the liability for LTIP Awards was $5.9 million, which was all classified within Other non-current liabilities in the condensed consolidated balance sheets. No amounts were paid during the nine months ended April 28, 2018. The Company paid $10.4 million to settle such liabilities during the nine months ended April 29, 2017.

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

Most of the pricing lawsuits previously stayed have now been formally dismissed. If all of the pricing lawsuits are not finally resolved on a class basis for approximately $51 million in accordance with the settlement, and additional claims are filed based on purchases made prior to the commencement of the class period, the Company believes it has strong defenses to any such claims and is prepared to defend any such claims. There is some possibility that individual class members who excluded themselves from the settlement may seek to pursue their own or additional claims, although the Company believes that the liability associated with those cases would not be material.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating loss and depreciation and amortization expense for each operating segment are as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(millions)
Net sales:
Premium Fashion (a)	$532.7	$535.8	$1,697.4	$1,723.2
Value Fashion	424.0	485.1	1,334.6	1,470.8
Plus Fashion	312.8	328.6	957.5	993.6
Kids Fashion	233.8	215.6	822.5	804.1
Total net sales	$1,503.3	$1,565.1	$4,812.0	$4,991.7

Operating loss:
Premium Fashion (a)	$30.1	$22.2	$73.1	$88.5
Value Fashion	(48.1)	23.1	(75.6)	15.4
Plus Fashion	13.4	10.3	13.5	6.5
Kids Fashion	(0.4)	(23.3)	34.7	(11.7)
Unallocated acquisition and integration expenses	—	(3.8)	(5.4)	(31.6)
Unallocated restructuring and other related charges (b)	(18.1)	(15.9)	(59.1)	(48.0)
Unallocated impairment of goodwill	—	(596.3)	—	(596.3)
Unallocated impairment of other intangible assets	—	(728.1)	—	(728.1)
Total operating loss	$(23.1)	$(1,311.8)	$(18.8)	$(1,305.3)

Depreciation and amortization expense:
Premium Fashion (a)	$31.1	$32.5	$95.6	$101.5
Value Fashion	24.7	28.4	77.7	81.8
Plus Fashion	14.8	17.6	45.9	50.4
Kids Fashion	14.3	17.9	45.5	52.9
Total depreciation and amortization expense	$84.9	$96.4	$264.7	$286.6
_______

(a)
The results of the Premium Fashion segment are included within the Company's condensed consolidated results of operations for the three months ended April 28, 2018 from February 4, 2018 to May 5, 2018 and for the nine months ended April 28, 2018 from July 30, 2017 to May 5, 2018.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(b) Restructuring and other related charges are as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(millions)
Cash related charges(i):
Severance and benefit costs:
Premium Fashion	$(0.4)	$0.5	$1.3	$1.7
Value Fashion	0.1	(0.3)	(1.2)	4.7
Plus Fashion	(1.0)	0.6	4.4	6.9
Kids Fashion	0.5	(0.1)	0.2	2.0
Corporate	0.2	(1.0)	1.3	4.7
Total Severance and benefit costs	(0.6)	(0.3)	6.0	20.0
Professional fees and other related charges:
Plus Fashion	—	1.3	2.2	1.3
Corporate	13.1	10.9	41.0	22.7
Total Professional fees and other related charges	13.1	12.2	43.2	24.0
Total Cash related charges	12.5	11.9	49.2	44.0

Non-cash charges:
Impairment of assets:
Premium Fashion	5.6	—	5.6	—
Value Fashion	—	—	1.1	—
Plus Fashion	—	4.0	3.2	4.0
Total Non-cash charges	5.6	4.0	9.9	4.0
Total restructuring and other related charges	$18.1	$15.9	$59.1	$48.0

(i) The charges incurred under the Company's Change for Growth program are more fully described in Note 6.

15. Additional Financial Information

	Nine Months Ended
Cash Interest and Taxes:	April 28, 2018	April 29, 2017
	(millions)
Cash paid for interest	$79.4	$82.0
Cash paid for income taxes	$3.2	$10.7

Non-cash Transactions

Non-cash investing activities include accrued purchases of fixed assets in the amount of $23.4 million as of April 28, 2018 and $18.4 million as of April 29, 2017.

16. Subsequent Events

Subsequent to the end of the third quarter of Fiscal 2018, the Company prepaid $112.5 million of the remaining Term Loan balance, covering required payments for the remainder of Fiscal 2018 and all of Fiscal 2019. The Company is not required to make its next quarterly payment until November 1, 2019.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made within this Form 10-Q and in oral statements made from time to time by us or on our behalf may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are statements related to future, not past, events, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." The Company does not undertake to publicly update or review its forward-looking statements even if experience or future changes make it clear that our projected results expressed or implied will not be achieved.

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

Retailers, particularly those in the specialty apparel sector, continue to face intense competition and channel disruption as consumer spending habits continue to indicate an increasing preference to purchase digitally as opposed to in traditional brick-and-mortar retail stores. Competition for consumer spending remains strong and, accordingly, we expect store traffic headwinds and the highly promotional operating environment to continue in the fourth quarter of Fiscal 2018. In response to this expected operating environment, we continue to scale back overall spending levels where possible, and refine our operating model and implement new capabilities to ensure we remain competitive in this rapidly evolving sector.

Change for Growth Program

During the third quarter of Fiscal 2018, we continued activities under the Change for Growth transformation program which included (i) continued operating expense reductions in the areas of professional services, travel and facilities management, among others, (ii) continued transition of certain transaction process functions to an independent third-party managed-service provider, and (iii) continued re-negotiation of store leases under the fleet optimization program.

We realized approximately $105 million in cost savings, including $15 million in Cost of goods sold, $10 million in Buying, distribution and occupancy expenses ("BD&O"), and $80 million in Selling, general and administrative expenses ("SG&A") during the nine months ended April 28, 2018 related to Change for Growth program actions. We also expect to realize additional cost savings related to these actions of approximately $30 million for the remainder of Fiscal 2018. Subsequent to Fiscal 2018, we expect to realize an additional $75 to $125 million in annual cost savings though Fiscal 2020, bringing the total expected annual cost savings from these actions, when combined with the $65 million achieved during Fiscal 2017, to a range of $275 to $325 million. These savings are expected to be realized in our segment operating results generally in proportion to their sales.

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

Integration of ANN
During the first nine months of Fiscal 2018, we realized cost savings of approximately $35 million, which consisted of $20 million in product cost savings primarily related to our ongoing cost of goods sold initiative at our Premium Fashion segment, and approximately $15 million in SG&A synergies primarily related to non-merchandise procurement savings. We expect to realize additional synergies of approximately $10 million during the remainder of Fiscal 2018. Thereafter, we expect to realize approximately $25 million in Fiscal 2019 and approximately $5 million in Fiscal 2020. Annual synergies and cost savings related to the integration of ANN INC. ("ANN" and the "ANN integration"), including $160 million achieved through Fiscal 2017, are expected to total approximately $235 million by Fiscal 2019.

Impact of Hurricanes

During the first quarter of Fiscal 2018, the south-central and southeast areas of the United States, as well as Puerto Rico, were impacted by three hurricanes that disrupted normal operations at approximately 600 of our retail stores.  While almost all of these stores have resumed operations, many of these stores were impacted by the hurricanes, either as a result of damage incurred, or they experienced declines in customer traffic.  We have substantially completed our assessment of the damages associated with these events and estimate that our results were negatively impacted by approximately $11 million of sales losses during these events, a portion of which may be recovered through business interruption insurance claims. Recoveries from these insurance claims of approximately $1 million have been received through the end of the third quarter. Other than the impact of the sales losses, the hurricanes did not have a material impact on the Company.

Private Label and Co-branded Credit Card Programs

Our brands offer various credit card programs to eligible customers in the United States. In January 2017, our Value Fashion segment replaced its previous private label credit card arrangement with a new arrangement offered under an agreement with Capital One, National Association ("Capital One"). Accordingly, Capital One began offering private label credit cards to new and existing customers at our Value Fashion segment, which recognized approximately $24 million of revenue under the Program during the first nine months of Fiscal 2018 compared to approximately $15 million of revenue recognized in the first nine months of Fiscal 2017 after the program's January 2017 start date.
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

Summary of Financial Performance

Fiscal Period

As disclosed in Note 2 to the unaudited condensed consolidated financial statements, the Company's Premium Fashion segment, recognized an extra week during the second quarter of Fiscal 2018 whereas, the Company's Value Fashion, Plus Fashion, and Kids Fashion segments will recognize an extra week in the fourth quarter of Fiscal 2018. As a result, the three and nine months ended April 28, 2018 included the results of the Value Fashion, Plus Fashion, and Kids Fashion segments for 13 and 39-weeks,

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

respectively, while the results of the Premium Fashion segment are included for 13 and 40-weeks, respectively. The three and nine months ended April 29, 2017 were 13 and 39-week periods, respectively, for all segments.

Third Quarter Summary and Key Developments
Operating highlights for the third quarter are as follows:

•	Comparable sales decreased by 3%, reflecting declines at our Premium Fashion, Value Fashion and Plus Fashion segments, offset in part by an increase at our Kids Fashion segment;

•	Selling, general and administrative expenses for the third quarter includes a $17.1 million non-cash charge to write-down store-related fixed assets at our dressbarn brand;

•	Operating loss was $23.1 million compared to a loss of $1,311.8 million in the year-ago period; and

•	Net loss per diluted share was $0.20, compared to a loss of $5.29 in the year-ago period.
Liquidity highlights for the nine-month period ended April 28, 2018 are as follows:

•	Cash provided by operations was $142.2 million compared to $194.9 million in the year-ago period;

•	Capital expenditures were $132.3 million compared to $207.3 million in the year-ago period; and

•	Term loan repayments totaled $22.5 million during the nine months ended April 28, 2018.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended April 28, 2018 compared to Three Months Ended April 29, 2017

The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	(millions, except per share data)
Net sales	$1,503.3	$1,565.1	$(61.8)	(3.9)%

Cost of goods sold	(620.3)	(616.7)	(3.6)	(0.6)%
Cost of goods sold as % of net sales	41.3%	39.4%
Gross margin	883.0	948.4	(65.4)	(6.9)%
Gross margin as % of net sales	58.7%	60.6%
Other operating expenses:
Buying, distribution and occupancy expenses	(312.5)	(313.4)	0.9	0.3%
BD&O expenses as % of net sales	20.8%	20.0%
Selling, general and administrative expenses	(490.6)	(506.3)	15.7	3.1%
SG&A expenses as % of net sales	32.6%	32.3%
Acquisition and integration expenses	—	(3.8)	3.8	100.0%
Restructuring and other related charges	(18.1)	(15.9)	(2.2)	(13.8)%
Impairment of goodwill	—	(596.3)	596.3	100.0%
Impairment of other intangible assets	—	(728.1)	728.1	100.0%
Depreciation and amortization expense	(84.9)	(96.4)	11.5	11.9%
Total other operating expenses	(906.1)	(2,260.2)	1,354.1	59.9%
Operating loss	(23.1)	(1,311.8)	1,288.7	98.2%
Operating loss as % of net sales	(1.5)%	(83.8)%
Interest expense	(28.4)	(25.8)	(2.6)	(10.1)%
Interest income and other expense, net	—	(0.2)	0.2	100.0%
Loss before benefit for income taxes	(51.5)	(1,337.8)	1,286.3	96.2%
Benefit for income taxes	11.3	307.1	(295.8)	(96.3)%
Effective tax rate (a)	21.9%	23.0%
Net loss	$(40.2)	$(1,030.7)	$990.5	96.1%

Net loss per common share:
Basic	$(0.20)	$(5.29)	$5.09	96.2%
Diluted	$(0.20)	$(5.29)	$5.09	96.2%
_______

(a)
Effective tax rate is calculated by dividing the Benefit for income taxes by the Loss before benefit for income taxes. The rate for Fiscal 2018 reflects a pro-rata impact of the 2017 Act as discussed in more detail herein.

Net Sales. Total net sales decreased by $61.8 million, or 3.9%, to $1,503.3 million for the three months ended April 28, 2018 from $1,565.1 million in the year-ago period. The Net sales decline was primarily attributable to a 3% comparable sales decline that mainly resulted from reduced store traffic at our Value Fashion segment; non-comparable sales decreased by $10.1 million, or 27%, to $27.6 million from $37.7 million as discussed on a segment basis below; and other revenues decreased by $3.1 million, or 8%, to $38.1 million from $41.2 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Three Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$532.7	$535.8	$(3.1)	(0.6)%
Value Fashion	424.0	485.1	(61.1)	(12.6)%
Plus Fashion	312.8	328.6	(15.8)	(4.8)%
Kids Fashion	233.8	215.6	18.2	8.4%
Total net sales	$1,503.3	$1,565.1	$(61.8)	(3.9)%

Comparable sales (a)(b)				(3)%
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

(b)
During the third quarter of Fiscal 2018, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation, discussed more fully in Note 13 to the unaudited condensed consolidated financial statements, continued to be redeemed. Comparable sales related to these transactions includes the transaction value in excess of the voucher value.

Premium Fashion net sales performance primarily reflected:

•	a 7% comparable sales decline of $12.7 million at Ann Taylor and a 1% comparable sales decline of $5.3 million at LOFT during the three months ended April 28, 2018;

•
a $12.6 million increase in non-comparable sales primarily reflecting the net positive impact at LOFT of 18 new store openings in the last twelve months offset by 18 store closures, offset in part by the negative impact of 19 net store closures at Ann Taylor; and

•	a $2.3 million increase in other revenues.

Value Fashion net sales performance primarily reflected:

•	a 14% comparable sales decline of $29.6 million at dressbarn and a 5% comparable sales decline of $11.6 million at maurices during the three months ended April 28, 2018;

•	a $12.7 million decline in non-comparable sales primarily at dressbarn due to 52 store closures in the last twelve months; and

•	a $7.2 million decline in other revenues primarily due to the lower revenue from the segment's credit card program.

Plus Fashion net sales performance primarily reflected:

•	a 1% comparable sales decline of $3.3 million at Lane Bryant and a 9% comparable sales decline of $6.4 million at Catherines during the three months ended April 28, 2018;

•
a $3.2 million decline in non-comparable sales at Lane Bryant due to 15 net store closures in the last twelve months, and a $1.9 million decline in non-comparable sales at Catherines due to 12 net store closures in the last twelve months; and

•	a $1.0 million decrease in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Kids Fashion net sales performance primarily reflected:

•	a 10% comparable sales increase of $20.3 million at Justice during the three months ended April 28, 2018;

•	a $4.9 million decline in non-comparable sales primarily due to 63 net store closures in the last twelve months; and

•	a $2.8 million increase in other revenues.

Gross Margin. Gross margin, in terms of dollars decreased primarily as a result of the decline in comparable sales. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 190 basis points from the year-ago period to 58.7% for the three months ended April 28, 2018. The decrease was primarily due to significantly lower margins at our Value Fashion segment, as discussed below. Also contributing to the decrease were lower margins at our Premium Fashion and Kids Fashion segments, which were partially offset by increased margins at our Plus Fashion segment. On a consolidated basis, gross margin reflects higher shipping costs of approximately $9 million across the segments as a result of an increase in ecommerce orders and higher air freight costs, and was offset by the realization of approximately $10 million in synergies and cost savings benefits achieved from product sourcing and transportation costs.

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

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance declined by approximately 50 basis points, primarily reflecting higher shipping costs related to increased ecommerce penetration, and incremental promotions required to sell through remaining fall product, offset in part by the segment's cost of goods sold initiative.

•
Value Fashion gross margin rate performance declined approximately 620 basis points primarily reflecting an 820 basis point decline at dressbarn resulting from lower average selling price on non-performing Fall and early Spring fashion clearance and higher markdowns reflecting lower expectations for certain slow-turning product categories. Also contributing to the gross margin rate decline was a 470 basis point decline at maurices, resulting from increased promotional selling.

•
Plus Fashion gross margin rate performance improved by approximately 90 basis points, primarily reflecting improved product acceptance and lower levels of promotional selling, offset in part by higher shipping costs related to increased ecommerce penetration.

•	Kids Fashion gross margin rate performance declined approximately 100 basis points as a result of incremental freight expenses necessary to meet higher in-season product demand.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $0.9 million, or 0.3%, to $312.5 million for the three months ended April 28, 2018 from $313.4 million in the year-ago period and reflects lower occupancy expenses resulting from our fleet optimization program, which were mostly offset by higher variable distribution costs related to the increased penetration of our direct business. BD&O expenses as a percentage of net sales increased by 80 basis points to 20.8% for the three months ended April 28, 2018 from 20.0% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

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

SG&A expenses decreased by $15.7 million, or 3.1%, to $490.6 million for the three months ended April 28, 2018 from $506.3 million in the year-ago period. The decrease in SG&A expenses was primarily due to approximately $30 million in synergies and cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings, lower store expenses resulting from our fleet optimization program, and lower performance-based compensation. These items were offset in part by inflationary increases and higher write-downs of store-related fixed assets, primarily at the Value Fashion segment. SG&A expenses as a percentag

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

e of net sales increased by 30 basis points to 32.6% for the three months ended April 28, 2018 from 32.3% in the year-ago period, as the de-leveraging effect of lower comparable sales was substantially offset by reduced expenses.

Depreciation and Amortization Expense decreased by $11.5 million, or 11.9%, to $84.9 million for the three months ended April 28, 2018 from $96.4 million in the year-ago period. The decrease was primarily due to a reduction in store count resulting from our fleet optimization program, offset in part by incremental depreciation from capital investments in our omni-channel platform.

Operating Loss. Operating loss was $23.1 million for the three months ended April 28, 2018 compared to $1,311.8 million in the year-ago period and is discussed on a segment basis below.

Operating results for our four operating segments are presented below:

	Three Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	(millions)
Operating loss:
Premium Fashion	$30.1	$22.2	$7.9	35.6%
Value Fashion	(48.1)	23.1	(71.2)	NM
Plus Fashion	13.4	10.3	3.1	30.1%
Kids Fashion	(0.4)	(23.3)	22.9	98.3%
Unallocated acquisition and integration expenses	—	(3.8)	3.8	100.0%
Unallocated restructuring and other related charges	(18.1)	(15.9)	(2.2)	(13.8)%
Unallocated impairment of goodwill	—	(596.3)	596.3	100.0%
Unallocated impairment of other intangible assets	—	(728.1)	728.1	100.0%
Total operating loss	$(23.1)	$(1,311.8)	$1,288.7	(98.2)%
 _______
(NM) Not meaningful.

Premium Fashion operating income increased by $7.9 million primarily due to lower SG&A expenses, partially offset by a decline in comparable sales and gross margin rate, as discussed above. SG&A expense reductions were primarily driven by lower performance-based compensation and a decrease in administrative payroll costs mainly associated with the Change for Growth program.
Value Fashion operating results decreased by $71.2 million primarily due to a decline in comparable sales and gross margin rate, as previously discussed, as well as an increase in operating expenses, which primarily reflects a $17.1 million non-cash charge to write down store-related fixed assets at its dressbarn brand as further discussed in Note 5 to the unaudited condensed consolidated financial statements included herein. Partially offsetting that charge, operating expenses reflect lower occupancy and variable store expenses associated with our fleet optimization program.
Plus Fashion operating income increased by $3.1 million, driven by an increase in gross margin rate, as previously discussed, and a decrease in SG&A expenses, which were mostly offset by the decline in comparable sales also discussed above. The decrease in SG&A expenses was primarily driven by a decrease in marketing expenses.

Kids Fashion operating results improved by $22.9 million primarily as a result of comparable sales growth, as previously discussed, along with a decrease in operating expenses, offset in part by a decrease in gross margin rate also discussed above. Operating expense reductions were primarily driven by lower occupancy expenses and lower store expenses associated with our fleet optimization program, lower marketing expenses and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Unallocated Acquisition and Integration Expenses of $3.8 million for the three months ended April 29, 2017 included $0.2 million of severance and retention-related expenses and $3.6 million of costs associated with the post-acquisition integration of ANN's operations.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Unallocated Restructuring and Other Related Charges of $18.1 million for the three months ended April 28, 2018 primarily included $13.1 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives and $5.6 million for charges primarily reflecting decisions within the Company's fleet optimization program to close certain under-performing stores. The $15.9 million in the year-ago period primarily included $5.3 million for charges related to the fleet optimization program and $10.9 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program.

Unallocated Impairment of Goodwill reflects the prior year write-down of the carrying values of the reporting units to their fair values and is included in our operating segments as follows: $428.9 million at our Premium Fashion segment, $107.2 at our Value Fashion segment and $60.2 million at our Plus Fashion segment.

Unallocated Impairment of Other Intangible Assets reflects the prior year write-down of the Company's trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name and $161.8 million of our Lane Bryant trade name.

Interest Expense increased by $2.6 million, or 10.1%, to $28.4 million for the three months ended April 28, 2018 from $25.8 million in the year-ago period, caused by a higher interest rate on our term loan.

Benefit for Income Taxes represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the three months ended April 28, 2018, we recorded a benefit of $11.3 million on a pre-tax loss of $51.5 million, for an effective tax rate of 21.9%, which primarily reflects the federal and state statutory rate as well as the impact of permanent and discrete items, including the impact of the 2017 Act, as discussed in Note 9 to the unaudited condensed consolidated financial statements. We anticipate an effective tax rate of approximately 23% before the impact of discrete items for the remainder of Fiscal 2018. In the year-ago period, we recorded a benefit of $307.1 million on a pre-tax loss of $1,337.8 million for a 23.0% effective tax rate. The expected annual tax rate for the year-ago period is lower than the statutory federal and state tax rate primarily as $526.5 million of the impairment of goodwill is non-deductible for income tax purposes and is treated as a permanent difference.

Net Loss decreased by $990.5 million to $40.2 million for the three months ended April 28, 2018 from $1,030.7 million in the year-ago period. The decrease was primarily due to the impairment of goodwill and intangible assets, net of the income tax benefit, recorded in the year-ago period, as discussed above.

Net Loss per Diluted Common Share was $0.20 per share for the three months ended April 28, 2018, compared to $5.29 per share in the year-ago period.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Nine Months Ended April 28, 2018 compared to Nine Months Ended April 29, 2017

The following table summarizes operating results for certain financial statement line items:

	Nine Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	(millions, except per share data)
Net sales	$4,812.0	$4,991.7	$(179.7)	(3.6)%

Cost of goods sold	(2,035.3)	(2,083.5)	48.2	2.3%
Cost of goods sold as % of net sales	42.3%	41.7%
Gross margin	2,776.7	2,908.2	(131.5)	(4.5)%
Gross margin as % of net sales	57.7%	58.3%
Other operating expenses:
Buying, distribution and occupancy expenses	(956.7)	(954.1)	(2.6)	(0.3)%
BD&O expenses as % of net sales	19.9%	19.1%
Selling, general and administrative expenses	(1,509.6)	(1,568.8)	59.2	3.8%
SG&A expenses as % of net sales	31.4%	31.4%
Acquisition and integration expenses	(5.4)	(31.6)	26.2	82.9%
Restructuring and other related charges	(59.1)	(48.0)	(11.1)	(23.1)%
Impairment of goodwill	—	(596.3)	596.3	100.0%
Impairment of other intangible assets	—	(728.1)	728.1	100.0%
Depreciation and amortization expense	(264.7)	(286.6)	21.9	7.6%
Total other operating expenses	(2,795.5)	(4,213.5)	1,418.0	33.7%
Operating loss	(18.8)	(1,305.3)	1,286.5	98.6%
Operating loss as % of net sales	(0.4)%	(26.1)%
Interest expense	(82.2)	(76.1)	(6.1)	(8.0)%
Interest income and other income, net	1.8	0.1	1.7	NM
Loss before benefit for income taxes	(99.2)	(1,381.3)	1,282.1	92.8%
Benefit for income taxes	26.3	329.8	(303.5)	(92.0)%
Effective tax rate (a)	26.5%	23.9%
Net loss	$(72.9)	$(1,051.5)	$978.6	93.1%

Net loss per common share:
Basic	$(0.37)	$(5.40)	$5.03	93.1%
Diluted	$(0.37)	$(5.40)	$5.03	93.1%
_______
(a) Effective tax rate is calculated by dividing the Benefit for income taxes by the Loss before benefit for income taxes. The rate for Fiscal 2018 reflects a pro rata impact of the 2017 Act as discussed in more detail herein.
(NM) Not meaningful.

Net Sales. Total net sales decreased by $179.7 million, or 3.6%, to $4,812.0 million for the nine months ended April 28, 2018 from $4,991.7 million in the year-ago period. The Net sales decline was primarily caused by a 4% comparable sales decline that mainly resulted from reduced store traffic at our Value Fashion and Plus Fashion segments as well as product assortment challenges during the first half of Fiscal 2018 experienced by the Premium Fashion segment; non-comparable sales declined by $42.0 million, or 32.1%, to $88.9 million from $130.9 million as discussed on a segment basis below; and other revenues increased by $10.5 million, or 7.5%, to $151.2 million from $140.7 million. Net sales at our Premium Fashion segment also reflect incremental revenues of approximately $25 million from the extra week recorded during the second quarter of Fiscal 2018 as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Nine Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$1,697.4	$1,723.2	$(25.8)	(1.5)%
Value Fashion	1,334.6	1,470.8	(136.2)	(9.3)%
Plus Fashion	957.5	993.6	(36.1)	(3.6)%
Kids Fashion	822.5	804.1	18.4	2.3%
Total net sales	$4,812.0	$4,991.7	$(179.7)	(3.6)%

Comparable sales (a)(b)(c)				(4)%
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

(c)
During the first nine months of Fiscal 2018, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation, discussed more fully in Note 13 to the unaudited condensed consolidated financial statements, began to be redeemed. Comparable sales related to these transactions includes the transaction value in excess of the voucher value

Premium Fashion net sales performance primarily reflected:

•	a 7% comparable sales decline of $39.1 million at Ann Taylor and a 3% comparable sales decline of $32.9 million at LOFT during the nine months ended April 28, 2018;

•	a $24.6 million increase due to the inclusion of the extra week as previously discussed;

•
a $10.4 million increase in non-comparable sales primarily reflecting the net positive impact at LOFT of 18 new store openings in the last twelve months offset by 18 store closures, offset in part by the negative impact of 19 net store closures at Ann Taylor; and

•	a $11.2 million increase in other revenues primarily related to higher gift card breakage and higher credit revenue.

Value Fashion net sales performance primarily reflected:

•	a 12% comparable sales decline of $75.5 million at dressbarn and a 5% comparable sales decline of $38.2 million at maurices during the nine months ended April 28, 2018;

•	a $24.1 million decline in non-comparable sales substantially all at dressbarn which reflects 52 store closures in the last twelve months; and

•	a $1.6 million increase in other revenues.

Plus Fashion net sales performance primarily reflected:

•	a 2% comparable sales decline of $13.0 million at Lane Bryant and a 6% comparable sales decline of $11.6 million at Catherines during the nine months ended April 28, 2018;

•
a $8.0 million decline in non-comparable sales at Lane Bryant due to 15 net store closures in the last twelve months, and a $5.0 million decline in non-comparable sales at Catherines due to 12 net store closures in the last twelve months; and

•	a $1.5 million increase in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Kids Fashion net sales performance primarily reflected:

•	a 5% comparable sales increase of $37.5 million at Justice during the nine months ended April 28, 2018;

•	a $15.3 million decline in non-comparable sales primarily due to 63 net store closures in the last twelve months; and

•	a $3.8 million decline in other revenues primarily due to lower wholesale revenue.

Gross Margin. Gross margin, in terms of dollars decreased primarily as a result of the decline in comparable sales. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 60 basis points from the year-ago period to 57.7% for the nine months ended April 28, 2018. Improved performance at our Plus Fashion and Kids Fashion segments was offset by declines at the Premium Fashion and Value Fashion segments. On a consolidated basis, gross margin reflects higher shipping costs of approximately $22 million across the segments as a result of an increased mix of ecommerce sales and higher air freight costs, offset by the realization of approximately $35 million in synergies and cost savings benefits achieved from product sourcing and transportation costs.

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

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance declined by approximately 110 basis points reflecting higher shipping costs related to increased ecommerce penetration and increased level of promotional selling resulting from soft product acceptance during the first half of Fiscal 2018, offset in part by the segment's cost of goods sold initiative.

•
Value Fashion gross margin rate performance declined approximately 170 basis points caused primarily by a 320 basis point decline at dressbarn. The decline at dressbarn reflects higher markdown requirements to maintain appropriate inventory levels as well as a higher level of promotional selling due to lower than expected customer demand. In addition, both brands were impacted by higher shipping costs and benefited from improved economics related to the segment’s credit card program which went into effect in January 2017.

•
Plus Fashion gross margin rate performance improved by approximately 80 basis points primarily reflecting improved product acceptance and lower levels of promotional selling, offset in part by higher shipping costs related to increased ecommerce penetration.

•
Kids Fashion gross margin rate performance improved approximately 60 basis points as a result of improved product acceptance, offset in part by incremental freight expenses necessary to meet higher product demand.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses increased by $2.6 million, or 0.3%, to $956.7 million for the nine months ended April 28, 2018 from $954.1 million in the year-ago period. Higher variable distribution costs related to the increased penetration of our direct business were mostly offset by lower occupancy expenses related to our fleet optimization program, which provided approximately $10 million of cost savings during the first nine months of Fiscal 2018. BD&O expenses as a percentage of net sales increased by 80 basis points to 19.9% for the nine months ended April 28, 2018 from 19.1% in the year-ago period, primarily due to the de-leveraging effect of lower comparable sales.

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

SG&A expenses decreased by $59.2 million, or 3.8%, to $1,509.6 million for the nine months ended April 28, 2018 from $1,568.8 million in the year-ago period. The decrease in SG&A expenses was primarily due to approximately $95 million in synergies and cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings. Also contributing to the decrease were lower store expenses resulting from fleet optimization, and lower performance-based compensation. These items were offset in part by inflationary increases, higher write-downs of store-related fixed assets, primarily at the Value Fashion segment, and the impac

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

t of the extra week recorded during the second quarter of Fiscal 2018 at our Premium Fashion segment. SG&A expenses as a percentage of net sales remained flat at 31.4% as the de-leveraging effect of lower comparable sales was fully offset by reduced expenses.

Depreciation and Amortization Expense decreased by $21.9 million, or 7.6%, to $264.7 million for the nine months ended April 28, 2018 from $286.6 million in the year-ago period. The decrease was primarily due to a reduction in store count resulting from our fleet optimization program, offset in part by incremental depreciation from capital investments in our omni-channel platform.

Operating Loss. Operating loss was $18.8 million for the nine months ended April 28, 2018 compared to an operating loss of $1,305.3 million in the year-ago period and is discussed on a segment basis below.

Operating results for our four operating segments are presented below:

	Nine Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	(millions)
Operating loss:
Premium Fashion	$73.1	$88.5	$(15.4)	(17.4)%
Value Fashion	(75.6)	15.4	(91.0)	NM
Plus Fashion	13.5	6.5	7.0	NM
Kids Fashion	34.7	(11.7)	46.4	NM
Unallocated acquisition and integration expenses	(5.4)	(31.6)	26.2	82.9%
Unallocated restructuring and other related charges	(59.1)	(48.0)	(11.1)	(23.1)%
Unallocated impairment of goodwill	—	(596.3)	596.3	100.0%
Unallocated impairment of other intangible assets	—	(728.1)	728.1	100.0%
Total operating loss	$(18.8)	$(1,305.3)	$1,286.5	(98.6)%
 _______
(NM) Not meaningful.

Premium Fashion operating income decreased by $15.4 million primarily due to lower comparable sales and gross margin rate as discussed above, offset in part by a decrease in SG&A expenses. SG&A expense reductions were primarily driven by lower performance-based compensation, and a decrease in administrative payroll costs mainly associated with the Change for Growth program.
Value Fashion operating results decreased by $91.0 million primarily due to lower comparable sales and gross margin rate, as previously discussed, and an increase in operating expenses which included the $17.1 million non-cash charge to write down store-related fixed assets as previously discussed. Mostly offsetting the charge were operating expense reductions primarily driven by lower occupancy expenses and lower store expenses associated with our fleet optimization program, and a decrease in administrative payroll costs mainly associated with the Change for Growth program.
Plus Fashion operating income increased by $7.0 million primarily due to the increase in gross margin rate, as discussed above, and a decrease in SG&A expenses, which were offset in part by a decrease in comparable sales, also discussed above. SG&A expense reductions were primarily driven by a decrease in administrative payroll costs, lower marketing expenses, and other cost savings initiatives, mainly associated with the Change for Growth program.

Kids Fashion operating results increased by $46.4 million as a result of an increase in comparable sales and gross margin rate, as previously discussed, as well as lower operating expenses. Operating expense reductions were primarily driven by lower occupancy expenses and lower store expenses associated with our fleet optimization program, lower marketing expenses and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Unallocated Acquisition and Integration Expenses of $5.4 million for the nine months ended April 28, 2018 primarily reflected costs associated with the post-acquisition integration of ANN's distribution operations, including the closure of the former ANN distribution facility in Louisville, Kentucky as well as the gain on the related sale, which occurred in the first quarter of Fiscal 2018. The $31.6 million in the year-ago period included $8.0 million of settlement charges and professional fees related to the

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

termination of the pension plan acquired in the ANN Acquisition, $10.7 million of severance and retention costs and $12.9 million of other costs associated with the post-acquisition integration of ANN's operations.

Unallocated Restructuring and Other Related Charges of $59.1 million for the nine months ended April 28, 2018 included $43.2 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program, $6.0 million of severance and other related expenses and asset impairments of $9.9 million reflecting decisions within the Company's fleet optimization program to close certain under-performing stores as well as the write-down of a building. The $48.0 million in the year-ago period included $20.0 million of severance and other related expenses, $5.3 million for charges related to the fleet optimization program and $22.7 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program.

Unallocated Impairment of Goodwill reflects the prior year write-down of the carrying values of the reporting units to their fair values and is included in our operating segments as follows: $428.9 million at our Premium Fashion segment, $107.2 at our Value Fashion segment and $60.2 million at our Plus Fashion segment.

Unallocated Impairment of Other Intangible Assets reflects the prior year write-down of the Company's trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name and $161.8 million of our Lane Bryant trade name.

Interest Expense increased by $6.1 million, or 8.0%, to $82.2 million for the nine months ended April 28, 2018 from $76.1 million in the year-ago period, caused by a higher interest rate on our term loan.

Benefit for Income Taxes represents federal, foreign, state and local income taxes. The Company records income taxes based on the estimated effective tax rate for the year. For the nine months ended April 28, 2018, we recorded a benefit of $26.3 million on a pre-tax loss of $99.2 million, for an effective tax rate of 26.5%, which reflects the provisional impact of recording the tax effects associated with the 2017 Act discussed in Note 9 to the unaudited condensed consolidated financial statements. This was offset by the impact of recording a valuation allowance on certain state DTAs discussed in Note 9 to the unaudited condensed consolidated financial statements and accounting for the tax effects of share-based compensation discussed in Note 3 to the unaudited condensed consolidated financial statements. We anticipate an effective tax rate of approximately 23% before the impact of discrete items for the remainder of Fiscal 2018. In the year ago period, we recorded a benefit of $329.8 million on a pre-tax loss of $1,381.3 million for a 23.9% effective tax rate. The expected annual tax rate for the year-ago period is lower than the statutory federal and state tax rate primarily as $526.5 million of the impairment of goodwill is non-deductible for income tax purposes and is treated as a permanent difference.

Net Loss decreased by $978.6 million to $72.9 million for the nine months ended April 28, 2018 from $1,051.5 million in the year-ago period, primarily due to impairment of goodwill and intangible assets, net of the related income tax benefit, recorded in the year-ago period, as discussed above.

Net Loss per Diluted Common Share was $0.37 per share for the nine months ended April 28, 2018 compared to $5.40 per share in the year-ago period.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Nine Months Ended
	April 28, 2018	April 29, 2017
	(millions)
Net cash provided by operating activities	$142.2	$194.9
Net cash used in investing activities	(81.2)	(217.8)
Net cash used in financing activities	(23.8)	(48.8)
Net increase (decrease) in cash and cash equivalents	$37.2	$(71.7)

Net cash provided by operating activities. Net cash provided by operations was $142.2 million for the nine months ended April 28, 2018, compared to net cash provided by operations of $194.9 million in the year-ago period. Cash provided by operations was lower in the first nine months of Fiscal 2018 primarily due to lower net income before non-cash expenses and higher working capital outflows in Fiscal 2018 related to the timing of payments for store rent expenses.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended April 28, 2018 was $81.2 million, consisting primarily of capital expenditures of $132.3 million, offset in part by $51.3 million of proceeds from the sale of assets, which substantially reflects the redemption of the cash surrender value on certain company-owned life insurance policies during the second quarter of Fiscal 2018. Net cash used in investing activities in the year-ago period was $217.8 million, consisting of capital expenditures of $207.3 million and the purchase of an intangible asset of $11.3 million.

Net cash used in financing activities. Net cash used in financing activities was $23.8 million for the nine months ended April 28, 2018, consisting primarily of $22.5 million of principal repayments of our term loan debt. Net cash used in financing activities in the year-ago period was $48.8 million, consisting primarily of $122.5 million of principal repayments of our term loan debt, offset in part by net borrowings of debt under our amended revolving credit agreement of $72.5 million.

Capital Spending

Capital expenditures during the nine months ended April 28, 2018 were $132.3 million which included spending for non-routine capital investments primarily including our omni-channel platform and initiatives identified with the Change for Growth program as well as routine spending in connection with our digital initiatives, infrastructure, and our retail store network. For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2017 10-K.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

As of April 28, 2018, we had Cash and cash equivalents of $362.8 million. Approximately $279 million, or 77%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries. The 2017 Act, in particular the Transition Tax liability assessable in our Fiscal 2018 tax year, substantially reduced the need for the Company to maintain a deferred tax liability on unrepatriated earnings. For the most part, the Company's offshore cash can be repatriated without significant additional U.S. income tax cost. In that regard, subsequent to the end of the third quarter of Fiscal 2018, the Company repatriated approximately $225 million of its foreign cash back to the U.S. Based on our current understanding of the impact of the 2017 Act, we believe there is only a requirement to record deferred taxes associated with future dividend distributions from foreign jurisdictions for state income taxes and foreign jurisdictional withholding taxes, which has been provided for in the second and third quarters of Fiscal 2018 to cover the provisional estimate of this liability. The Company continues to evaluate various alternatives for its remaining foreign held cash balances, including repatriating substantially all of the remaining overseas cash to the U.S. for general corporate purposes.

As of April 28, 2018, we had $471.3 million of availability under the amended revolving credit agreement.

Debt

For a detailed description of the terms and restrictions under the amended revolving credit agreement and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 12 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

Amended Revolving Credit Agreement

We believe that our amended revolving credit agreement is adequately diversified with no undue concentrations in any one financial institution. We were in compliance with all financial covenants contained in the amended revolving credit agreement as of April 28, 2018. We believe the amended revolving credit agreement will provide sufficient liquidity to continue to support our operating needs and capital requirements for the foreseeable future.

Term Loan

For the nine months ended April 28, 2018, we repaid a total of $22.5 million, which was due in May 2018. In addition, subsequent to the end of the third quarter, the Company repaid an additional $112.5 million, which was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment until November 1, 2019. We may from time to time seek to repay or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

We expect to incur cash interest expense of approximately $35 million on the Term Loan during the remainder of Fiscal 2018 based on the outstanding balance and interest rates in effect as of April 28, 2018. Such interest and principal payments are expected to be funded with our cash flows from operations.

Common Stock Repurchase Program

There were no purchases of common stock by us during the nine months ended April 28, 2018 under our repurchase program. For a complete description of our 2016 Stock Repurchase Program, refer to Note 16 to the audited consolidated financial statements included in the Fiscal 2017 10-K.

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

It is possible that a shortfall in the cash flows from the amounts estimated in the Fiscal 2017 Interim Test may result in a future impairment loss. During the first nine months of Fiscal 2018, our brands subject to the 2017 Interim Test generally performed in line with the cash flow projections supporting the 2017 Interim Test, as the shortfall in operating cash flows was principally offset by a decrease in capital expenditures. However, as discussed earlier in Overview, our brick and mortar store traffic remained a headwind during the first nine months of Fiscal 2018 and we continued to experience a highly promotional operating environment. Accordingly, we will continue to monitor macroeconomic conditions, industry and market trends and entity-specific risks and evaluate their impact on the valuation of our reporting units. For example, if we continue to experience sustained periods of declines or shifts in consumer spending, or fail to realize the anticipated cost savings associated from the Change for Growth Program, it could adversely impact the long-term assumptions used in the 2017 Interim Test. Such trends may also have a negative impact on some of the other key assumptions used in the 2017 Interim Test, including anticipated gross margin and operating income margin as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. The Company will conduct its 2018 assessment of goodwill and intangible assets as of the beginning of the fourth quarter of Fiscal 2018.

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

Income Taxes

In December 2017, the 2017 Tax Cuts and Jobs Act (the "2017 Act") was signed into law. The 2017 Act makes broad and complex changes to the U.S. tax code that will affect the Company in Fiscal 2018. The Company is still in the process of determining the

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

full impact of the 2017 Act, however, based on its current interpretation of the 2017 Act, the Company made reasonable estimates to record provisional amounts during the second and third quarters of Fiscal 2018. In that regard, the SEC staff issued Staff Accounting Bulletin Number 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the 2017 Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Act. The determinations made in applying the 2017 Act require significant judgment by management. The Company will continue to refine its estimates within the measurement period allowed, which will be completed no later than December 2018. See Note 9 to the unaudited condensed consolidated financial statements included herein for more information.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of April 28, 2018. There has been no change in the Company’s internal control over financial reporting during the quarter ended April 28, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 13 to the accompanying unaudited condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2017 10-K. Other than as discussed below, there have been no material changes during the quarter ended April 28, 2018 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2017 10-K.

The impact to our business of recently enacted U.S. tax legislation could differ materially from our current estimates and expectations.

On December 22, 2017, President Trump signed into law new tax legislation known as the Tax Cuts and Jobs Act (the "2017 Act"), which became effective January 1, 2018. The 2017 Act is complex and widely considered to be the most significant overhaul to the U.S. federal tax code since 1986. During the second quarter of Fiscal 2018, the Company recorded provisional adjustments that resulted in a $34.9 million net benefit, which was the Company's initial estimate of the impacts of the 2017 Act. During the third quarter of Fiscal 2018, the Company recorded a $3.9 million net expense for a total cumulative net benefit of $31.0 million based on its current estimates of the impact of the 2017 Act. This benefit was recorded on a provisional basis, as permitted by SEC Staff Accounting Bulletin No. 118 ("SAB 118"), based on our present interpretations of the 2017 Act and current available information, including assumptions and expectations about future events, such as our projected financial performance. Although we believe these provisional amounts represent a reasonable estimate of the ultimate enactment-related impact the 2017 Act will have on our consolidated financial statements, the amounts could be adjusted materially as additional information becomes available (including our actual full Fiscal 2018 results of operations and financial condition, which were projected for purposes of calculating the provisional amounts) and further analyses are completed. The impact of the 2017 Act to our business in future periods is also subject to a variety of factors beyond our control including, but not limited to, (i) potential amendments to the 2017 Act; (ii) potential changes to state, local, and foreign tax laws in response to the 2017 Act; and (iii) potential new or interpretative guidance issued by the Financial Accounting Standards Board or the Internal Revenue Service and other tax agencies. Any of these factors could cause our actual results to differ materiality from our current expectations and there can be no assurance that the 2017 Act will ultimately benefit our results of operations and financial condition in future periods.

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

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended April 28, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (January 28, 2018 – February 24, 2018)	—	$—	—	$ 181 million
Month # 2 (February 25, 2018 – March 31, 2018)	—	$—	—	$ 181 million
Month # 3 (April 1, 2018 – April 28, 2018)	—	$—	—	$ 181 million
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

10.1
Amendment and Restatement Agreement dated and effective as of February 27, 2018, among the Company, the Borrowing Subsidiaries party thereto, the Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, together with the exhibits and schedules thereto, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 5, 2018.

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

ASCENA RETAIL GROUP, INC.

Date: June 4, 2018	BY: /s/ David Jaffe
David Jaffe
Chief Executive Officer
(Principal Executive Officer)

Date: June 4, 2018	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)