Form 10-K
period 2018-08-04
Ascena Retail Group, Inc.
filed 2018-09-24
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 4, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $0.4 billion as of January 26, 2018, based on the last reported sales price on the Nasdaq Global Select Market on that date. As of September 20, 2018, 196,374,376 shares of voting common shares were outstanding.

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 14, 2018 are incorporated into Part III of this Form 10-K.

ASCENA RETAIL GROUP, INC.
FORM 10-K
FISCAL YEAR ENDED AUGUST 4, 2018

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

WEBSITE ACCESS TO COMPANY REPORTS

We maintain our corporate Internet website at www.ascenaretail.com. The information on our Internet website is not incorporated by reference into this report. We make available, free of charge through publication on our Internet website, a copy of our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including any amendments to those reports, as filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after they have been so filed or furnished. Information relating to corporate governance at Ascena Retail Group, Inc., including our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, information concerning our directors, committees of the Board of Directors, including committee charters, and SEC filings reporting transactions in Ascena Retail Group, Inc. securities by directors and executive officers, is also available at our website.

In this Annual Report on Form 10-K, references to “ascena,” “ourselves,” “we,” “us,” “our” or “Company” or other similar terms refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. Fiscal year 2018 ended on August 4, 2018 and reflected a 53-week period (“Fiscal 2018”) as the Company conformed its fiscal period ends to the calendar of the National Retail Federation; fiscal year 2017 ended on July 29, 2017 and reflected a 52-week period (“Fiscal 2017”); and fiscal year 2016 ended on July 30, 2016 and reflected a 53-week period (“Fiscal 2016”). All references to “Fiscal 2019” refer to our 52-week period that will end on August 3, 2019.

PART I

Item 1. Business.

General

The Company is a leading national specialty retailer of apparel for women and tween girls. The Company's operations consist of its direct channel operations and approximately 4,600 stores in the United States, Canada and Puerto Rico. The Company had annual revenues for Fiscal 2018 of approximately $6.6 billion.

Change for Growth Program

In Fiscal 2017, the Company announced that it was beginning a multi-year transformation plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). In Fiscal 2017, the Company (i) refined its operating model to increase the focus on key customer segments, (ii) developed initiatives which will optimize the flow of product through the Company's distribution channels, including its direct channel and its brick-and-mortar retail locations, (iii) consolidated certain support functions into its brand services group, including Human Resources, Real Estate, Non-Merchandise Procurement, and Asset Protection, and (iv) began a review of its store fleet with the goal of reducing the number of under-performing stores through either rent reductions or store closures, in an effort to increase the overall profitability of the remaining store portfolio and convert sales from these stores into direct channel sales or to nearby store locations. In Fiscal 2018, in addition to continuing a number of the activities started in Fiscal 2017, the Company (i) began to develop new capabilities such as markdown optimization, size pack optimization and localized inventory planning with the goal of allowing it to better compete in the shifting retail landscape, (ii) enhanced its capability to analyze transaction data to support strategic decisions, and (iii) transitioned certain transaction processing functions within the brand services group to an independent third-party managed-service provider. In connection with the Change for Growth program, the Company realized savings of approximately $135 million in Fiscal 2018 and expects to realize approximately $100 to $125 million in incremental cost savings through Fiscal 2020, bringing the total expected cost savings from these activities, when combined with the $65 million cost savings achieved during Fiscal 2017, to approximately $300 to $325 million. Activities associated with the Change for Growth program are currently expected to continue through Fiscal 2019.

Integration of ANN INC.

In Fiscal 2016, the Company acquired 100% of the outstanding common stock of ANN INC. ("ANN"), a retailer of women’s apparel, shoes and accessories sold primarily under the Ann Taylor and LOFT brands, for an aggregate purchase price of approximately $2.1 billion (the "ANN Acquisition"). During Fiscal 2018, integration activities were substantially completed as the Company (i) completed the post-acquisition integration of ANN’s distribution operations, including the closure and sale of the former ANN distribution facility in Louisville, Kentucky and (ii) realized cost reductions from sourcing merchandise through third-party buying agents. As a result of its integration activities, the Company has realized cumulative integration-related cost savings of approximately $205 million through Fiscal 2018 and expects to realize additional synergies of approximately $30 million subsequent to Fiscal 2018 for a total expected realized savings of approximately $235 million.

Brands and Products

The Company brands, described in more detail below, are organized into four operating segments as follows: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion.

Premium Fashion

The Premium Fashion segment consists of the Ann Taylor and LOFT brands.

Ann Taylor includes 304 specialty retail and outlet stores and direct channel operations. Ann Taylor has been at the forefront of American fashion, leading the way with the idea that style shouldn’t be work and getting dressed should be about getting ready for really big days and those just as important small moments. Ann Taylor is polished, modern feminine classics with an iconic style point of view for every aspect of her life. Its retail stores are predominantly located in mall locations, lifestyle centers and outlet centers.

LOFT includes 672 specialty retail and outlet stores, direct channel operations and certain licensed franchises in international territories. LOFT offers modern, feminine and versatile clothing for a wide range of women with one common goal: to help them look and feel confident, wherever the day takes them. From everyday essentials to attainable trends, LOFT consistently serves up head-to-toe outfits and perfect pieces that make getting dressed feel effortless. Its retail stores are predominantly located in mall locations, lifestyle centers and outlet centers.

Value Fashion

The Value Fashion segment consists of the maurices and dressbarn brands.

maurices includes 972 specialty retail and outlet stores and direct channel operations, offering up-to-date core and plus-size fashion apparel. maurices stores are concentrated in small markets (approximately 25,000 to 150,000 people), and cater to local market preferences through a core merchandise assortment that is refined to reflect individual store demands. Through its proprietary label, the maurices product line encompasses women’s casual clothing, career wear, dressy apparel, active wear and accessories. maurices retail stores are typically located near large discount and department stores in strip shopping centers and mall locations to capitalize on the traffic those retailers generate, while differentiating itself by offering a wider selection of style, color and current fashion, along with an elevated customer shopping experience.

dressbarn includes 730 specialty retail and outlet stores and direct channel operations, offering moderate-to-better quality career, special occasion and casual fashion for working women in a comfortable, easy-to-shop environment staffed by friendly, service oriented associates. dressbarn’s individual store assortments vary depending on local demographics, seasonality and past sales patterns. dressbarn retail stores are located primarily in convenient strip shopping centers in major trading and high-density markets and in surrounding suburban areas.

Plus Fashion

The Plus Fashion segment consists of the Lane Bryant and Catherines brands.

Lane Bryant includes 749 specialty retail and outlet stores and direct channel operations. Lane Bryant is a widely recognized brand name in plus-size fashion with stores concentrated in suburban and small towns, offering fashionable and sophisticated apparel at a moderate price point to female customers in plus-sizes 14-28 through its namesake and Cacique intimates private labels, along with select national brands. Merchandise assortment offerings include intimate apparel, wear-to-work and casual apparel as well as accessories and select footwear. Lane Bryant retail stores are located in mall locations, strip shopping centers, lifestyle centers and outlet centers.

Catherines includes 348 specialty retail stores and direct channel operations, offering a full range of plus sizes (16-34) and (0x-5x) and extended sizes (28-34) and (4x-5x). Catherines offers classic and fashionable apparel and accessories for women at moderate prices that includes casual apparel, wear-to-work apparel, intimate apparel and wide-width footwear. Catherines retail stores are concentrated in suburban and small towns and are primarily located in strip shopping centers.

Kids Fashion

The Kids Fashion segment, which consists of the Justice brand, includes 847 specialty retail and outlet stores, direct channel operations and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 6 to 12 in an environment designed to match the energetic lifestyle of tween girls. Justice's merchandise mix represents the broad assortment that a girl wants in her store - a mix of apparel, accessories, footwear, intimates and lifestyle products, such as cosmetics and bedroom accessories, to meet all of her needs. Justice retail stores are located in mall locations, strip shopping centers, lifestyle centers and outlet centers.

The tables below present net sales and operating income (loss) by operating segment for the last three fiscal years:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net sales:	(millions)
Premium Fashion	$2,317.8	$2,322.6	$2,330.9
Value Fashion	1,820.5	1,950.2	2,094.6
Plus Fashion	1,340.0	1,353.9	1,463.6
Kids Fashion	1,100.0	1,023.1	1,106.3
Total net sales	$6,578.3	$6,649.8	$6,995.4

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Operating income (loss):	(millions)
Premium Fashion (a)	$135.2	$140.9	$13.3
Value Fashion	(83.2)	12.2	92.0
Plus Fashion	27.1	15.5	36.9
Kids Fashion	39.1	(36.7)	29.0
Unallocated acquisition and integration expenses	(5.4)	(39.4)	(77.4)
Unallocated restructuring and other related charges	(78.5)	(81.9)	—
Unallocated impairment of goodwill	—	(596.3)	—
Unallocated impairment of intangible assets	—	(728.1)	—
Total operating income (loss)	$34.3	$(1,313.8)	$93.8
_______

(a.)
The results of the Premium Fashion segment for Fiscal 2016 include approximately $126.9 million of non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value.

Over the past five fiscal years, the Company has invested approximately $3.4 billion in acquisitions, capital improvements, supply chain integration and technology infrastructure improvements, which were funded through cash, debt and the issuance of common stock. As a result, net sales increased to approximately $6.6 billion in Fiscal 2018 from $4.8 billion in Fiscal 2014.

Omni-channel

The Company continues to invest in initiatives that support its omni-channel strategies. In recent years, the Company has completed the consolidation of all brands into its shared distribution network and the transition of all brands onto its direct channel platform. The platform allows the brands to (i) provide customers a seamless omni-channel shopping experience in-store and online, (ii) integrate their marketing efforts to increase in-store and online traffic, (iii) improve product availability and fulfillment efficiency and (iv) enhance the capability to analyze transaction data to support strategic decisions. The Company has made significant investments in its supply chain capability, and maintains highly efficient distribution and fulfillment centers in Etna, Ohio, Greencastle, Indiana, and Riverside, California.
The Company's brands sell products online through social media and their direct channel sites:

•	Ann Taylor – www.anntaylor.com and factory.anntaylor.com

•	LOFT – www.LOFT.com, outlet.loft.com and www.louandgrey.com

•	maurices – www.maurices.com

•	dressbarn – www.dressbarn.com

•	Lane Bryant – www.lanebryant.com

•	Catherines – www.catherines.com

•	Justice – www.shopjustice.com

Store Locations

The Company's stores are typically open seven days a week and most evenings. As of August 4, 2018, the Company operated approximately 4,600 stores in the United States, Canada and Puerto Rico. Ann Taylor and LOFT have stores in 41 and 46 states, respectively, as well as the District of Columbia, Canada and Puerto Rico. In addition, LOFT has five international franchise stores. maurices has stores in 45 states and Canada, while dressbarn has stores in 47 states and the District of Columbia. Lane Bryant and Catherines have stores located in 47 and 44 states, respectively. Justice has stores in 48 states and Canada as well as 84 international franchise stores.

As of August 4, 2018, the Company's stores had a total of 25.4 million square feet consisting of Ann Taylor with 1.6 million square feet, LOFT with 3.9 million square feet, maurices with 5.0 million square feet, dressbarn with 5.8 million square feet, Lane Bryant with 4.1 million square feet, Catherines with 1.5 million square feet, and Justice with 3.5 million square feet. All of the Company's store locations are leased. Some of the leases contain renewal options and termination clauses, particularly in the early years of a lease, which are exercisable if specified sales volumes are not achieved.

Store Count by Brand

	Fiscal 2018
	Ann Taylor	LOFT	maurices	dressbarn	Lane Bryant	Catherines	Justice	Total
Beginning of Period	322	678	1,005	779	764	359	900	4,807
Opened	1	8	14	—	2	1	2	28
Closed	(19)	(14)	(47)	(49)	(17)	(12)	(55)	(213)
End of Period	304	672	972	730	749	348	847	4,622

	Fiscal 2017
	Ann Taylor	LOFT	maurices	dressbarn	Lane Bryant	Catherines	Justice	Total
Beginning of Period	340	682	993	809	772	373	937	4,906
Opened	3	15	28	6	8	1	2	63
Closed	(21)	(19)	(16)	(36)	(16)	(15)	(39)	(162)
End of Period	322	678	1,005	779	764	359	900	4,807

As discussed above, in connection with the Change for Growth program, the Company conducted a strategic review of its store fleet with the goal of improving overall profitability and cash flows of its store portfolio. The Company launched its fleet optimization program in January of 2017, with an annualized savings target of $50 million through rent concessions and / closure of 667 target stores. The Company has recently expanded its target store list to 864 stores, and its total annualized savings target to $60 million. Of the total 864 target stores, 256 have been closed through July 2018. Store actions under the Change for Growth program are expected to continue through Fiscal 2019.

Trademarks

The Company has U.S. Trademark Registration Certificates and trademark applications pending for the operating names of the Company's stores and its major private label merchandise brands. The Company believes its trademarks such as ANN TAYLOR®, LOFT®, ANN TAYLOR LOFT®, LOU & GREY®, JUSTICE®, LANE BRYANT®, CACIQUE®, MAURICES®, DRESSBARN®, CATHERINES®, and "&®" are essential to the continued success of its business. The Company intends to maintain its trademarks and related registrations and vigorously protect them against infringement.

International Operations

As of August 4, 2018, the company operated stores across four brands in Canada (Justice (41), maurices (37), LOFT (9), and Ann Taylor (4)). Additionally, as of August 4, 2018, Justice and LOFT had 84 and 5 international franchise stores, respectively, operated under franchise agreements where we earn licensing revenue. International revenue from company-operated stores and franchised stores accounts for approximately 2% of consolidated annual net sales. The Company continues to explore international opportunities for its brands.

Sourcing

The Company's brands source their products through one of three channels - ascena's internal sourcing group (ascena Global Sourcing ("aGS")), third-party buying agents, or directly from market vendors. Factors affecting the selection of sourcing channels include cost, speed to market, merchandise selection, vendor capacity and fashion trends.

Operating through offices located in South Korea, China, India and Bangladesh, aGS maintains direct relationships with manufacturing partners, enabling desired product quality control and speed to market, along with favorable pricing as compared to market vendors.

Merchandising and Design

The Company continues to focus on building its merchandising and design functions to align with its market positions and support its direct sourcing model. The merchandising and design teams determine inventory needs for the upcoming season in response to fast changing fashion trends and customer preferences. Over the last few years, the Company has made substantial investments to acquire and retain merchandising and design talent allowing it to differentiate its fashion offering, which it believes is a critical enabler for long-term success.

Office and Distribution Centers

For a detailed discussion of the Company's office and distribution centers, see Part I, Item 2 “Properties” in this Annual Report on Form 10-K, which information is incorporated by reference herein.

Information Technology Systems

The Company continues to make ongoing investments in its information technology systems to support its strategies in omni-channel, merchandise procurement, inventory management and supply chain. Our information technology systems make the design, marketing, importing and distribution of our products more efficient by providing common platforms for, among other things, order processing, product and design information, and financial information.

Advertising and Marketing

The Company uses a combination of broad-based and targeted marketing and advertising strategies to effectively define, evolve, and promote our brands. These strategies are designed to deliver a personalized and relevant shopping experience for our customers and include customer research, advertising and promotional events, window and in-store marketing materials, direct mail marketing, Internet and social media marketing, lifestyle magazines, and other means of communication.

Customer Relationship Management

The Company continues to focus on building our customer relationships and promoting customer loyalty through various programs including brand-specific loyalty and credit card programs. Customers shopping at our brands who are enrolled in our loyalty programs earn reward points that are redeemable toward future purchases. Our brands also offer credit card programs to eligible customers providing additional discounts and promotional offers. These programs provide opportunities to attract new customers, retain and enhance existing customer relationships, and deliver a more personalized shopping experience through a better understanding of our customers' preferences and shopping behaviors.
Community Service

ascena and its brands have a rich history of giving. This is demonstrated through ascena cares, which reflects our culture and the extraordinary philanthropic efforts taking place within our organization. Together, the Company has a shared commitment for making the world a better place for the women and girls it serves, for the communities where it lives and works and for our dedicated associates. The Company is also proud to sponsor the Roslyn S. Jaffe Awards, in which monetary grants are awarded to female social entrepreneurs who are making a meaningful difference for women and children. Whether through collective partnerships or individual brand outreach efforts, ascena supports the women who buy, make and sell our products. More information about our charitable giving, including the non-profit partners it supports, is available at www.ascenaretail.com.

Competition

The retail apparel industry is highly competitive and increasingly fragmented. The Company competes with numerous retailers, including department stores, off-price retailers, specialty stores and Internet-based retailers, on pricing, styles and fulfillment capability. Our business is vulnerable to demand and pricing shifts, channel shifts and changes in customer preferences. Some of our competitors operate at a lower cost structure, and are able to offer better pricing; others have more sophisticated direct channel or omni-channel capabilities. Examples of our competitive set include but are not limited to Gap Inc., Amazon, Walmart, Macy’s, JCPenney, Target and TJX Companies. Other competitors may enter the markets we serve. If the Company fails to compete successfully, it could face continued sales declines and may need to offer greater discounts to our customers, which could result in decreased profitability. The Company is working aggressively to differentiate our brands and our assortments to reinforce the value proposition it delivers by focusing on our target customers and by offering up-to-date fashion, unique experiences, superior customer service and shopping convenience across our multiple sales channels.

Merchandise Vendors

The Company purchases its merchandise from many domestic and foreign suppliers. It has no long-term purchase commitments or arrangements with any of our suppliers, and believes that it is not dependent on any one supplier as no third-party supplier accounts for more than 10% of our merchandise purchases. The Company believes that it has good working relationships with its suppliers.

Employees

As of August 4, 2018, the Company has approximately 63,000 employees, 47,000 of whom worked on a part-time basis. The Company typically adds temporary employees during peak selling periods, which vary throughout the year at each of its brands, and adjust the hours they work to coincide with holiday shopping patterns. Additionally, none of its employees are covered by any collective bargaining agreement except for approximately 83 employees of Lane Bryant that are represented by unions. The Company believes that it has good working relations with its employees and unions.

Executive Officers of the Registrant

The following table sets forth the name, age and position of our Executive Officers:

Name	Age	Positions
David Jaffe	59	Chief Executive Officer and Chairman of the Board
Gary Muto	59	President and Chief Executive Officer-ascena Brands
Brian Lynch	61	President and Chief Operating Officer
Robb Giammatteo	46	Executive Vice President and Chief Financial Officer
John Pershing	47	Executive Vice President, Chief Human Resources Officer
Dan Lamadrid	43	Senior Vice President, Finance and Chief Accounting Officer

Mr. David Jaffe serves as a director (since 2001), as our Chief Executive Officer (since 2002) and as Chairman of the Board (since 2016). Previously, he had been President from 2002-2017, and Vice Chairman and Chief Administrative Officer from 2000-2002. Mr. Jaffe joined our Company in 1992 as Vice President, Business Development and became Senior Vice President in 1995, Executive Vice President in 1996 and Vice Chairman in 2000. Mr. Jaffe is the son of Elliot S. Jaffe, our co-founder and Chairman Emeritus and Roslyn S. Jaffe, our co-founder, Company Secretary and Director Emeritus for Life.

Mr. Gary Muto became President and Chief Executive Officer-ascena Brands in 2017. Prior to his most recent appointment, Mr. Muto served as President and Chief Executive Officer of the Company’s Premium Fashion segment since October 2016, and as President and Chief Executive Officer of ANN since October 2015. Additionally, from 2008-2014 Mr. Muto served as President of ANN INC.'s LOFT brand, and then from 2014-2015 as President of ANN Brands. Mr. Muto has over 25 years of fashion and retail experience, having previously held a variety of executive leadership positions with Gap Inc.

Mr. Brian Lynch became President and Chief Operating Officer in 2017.  Prior to his most recent appointment, Mr. Lynch served as Chief Operating Officer of the Company. He joined our organization in 2015 as President and Chief Executive Officer of the Company’s Justice brand.  Prior to joining the Company, from 2008-2012 Mr. Lynch served as President, Corporate Operations at ANN INC., and then from 2012-2014 served as President of ANN INC.'s Ann Taylor brand. Mr. Lynch has over 35 years of fashion and retail experience, having previously held a variety of executive leadership positions with ANN INC., Gap Inc. and The Walt Disney Company.

Mr. Robb Giammatteo became Executive Vice President and Chief Financial Officer in 2015. He joined the Company in 2013 as the Senior Vice President of Financial Planning & Analysis and Investor Relations. Prior to joining the Company, Mr. Giammatteo was the Vice President of Corporate Financial Planning & Analysis at VF Corporation, and before that, the Divisional Chief Financial Officer of VF Outlet. Prior to VF, he spent several years in a variety of financial leadership roles at Limited Brands and General Motors.

Mr. John Pershing became Executive Vice President, Chief Human Resources Officer in 2015.  He joined the Company in 2011 as Senior Vice President, Human Resources of both the corporate brand services group and dressbarn, and became Executive Vice President in 2012. Prior to joining the Company, Mr. Pershing spent over 20 years at Best Buy in a variety of leadership roles and was most recently Executive Vice President, Human Capital.

Mr. Dan Lamadrid was appointed Senior Vice President, Finance and Chief Accounting Officer in August 2017. Mr. Lamadrid has responsibility for all Corporate Financial Planning activities as well as oversight of the Company's financial accounting and reporting operations. Prior to joining the Company, Mr. Lamadrid was a Senior Vice President at Vitamin Shoppe, Inc. where he served as Controller from 2011 and as Chief Accounting Officer from 2012 until 2017. Prior to Vitamin Shoppe, Mr. Lamadrid held various financial leadership roles at Ralph Lauren, Hartz Mountain Corporation and Toys R Us. Mr. Lamadrid began his career in public accounting.

Item 1A. Risk Factors.

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our operational results, our financial condition, our liquidity, the trading prices of our securities, and the actual outcome of matters as to which forward-looking statements are made in this report. The risk factors generally have been separated into four groups: (1) Macroeconomic and Industry Risks; (2) Operational Risks; (3) Capital Risks; and (4) Legal and Regulatory Risks. Based upon information currently known to us, the Company believes that the following information identifies the most significant risk factors affecting our Company and our securities. However, the risks and uncertainties are not limited to those set forth in the risk factors described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. Our operational results, financial position and cash flows could be negatively impacted by a number of factors including, but not limited to, those described below. If we are not successful in managing these risks, they could have a negative impact on our business, operational results, financial position and cash flows.

Macroeconomic and Industry Risks

General economic conditions and other factors impacting consumer spending may adversely affect our business.

Our performance is subject to macroeconomic conditions that are beyond the Company’s control that could impact consumer discretionary spending. Some of the factors negatively impacting consumer spending include volatility in national and international financial markets, consumer confidence, fiscal and monetary policies of government, high unemployment, lower wage levels, increased taxation, credit availability, high consumer debt, reductions in net worth, higher fuel, energy and other prices, tax policies and changes in tax laws, increasing interest rates, severe weather conditions, civil disturbances, the threat of or actual terrorist attacks, military conflicts, the domestic or international political environment, and general uncertainty regarding the overall future economic environment.

In addition, there is a risk that consumer sentiment may decline as a result of market disruptions caused by severe or unseasonable weather conditions, natural disasters, public health concerns, terrorist activities, political crises or other major events or the prospect of these events. Such macroeconomic and other factors could have a negative effect on consumer spending in the U.S., which in turn could have a material effect on our business, operational results, financial position and cash flows.

Existing and increased competition and fundamental shifts in the women’s and girls' retail apparel industry may reduce our net revenues, operational results and market share.

The women’s and girls’ retail apparel industry is highly competitive. Although the Company is one of the nation’s largest specialty retailers, we have numerous and varied competitors at the national, regional and local level, primarily consisting of department stores, off-price retailers, other specialty stores, discount stores, mass merchandisers, boutiques, and the Internet, some of whom have advantages over us, including substantially greater financial, marketing or promotional resources. Many retailers, such as department stores, also offer a broader selection of merchandise than we offer, continue to be promotional by reducing their selling prices, and in some cases are expanding into markets in which we have a significant presence.

In addition, the growth and prominence of fast-fashion and value-fashion retailers and expansion of off-price retailers have fundamentally shifted customers’ expectations of affordable pricing of well-known brands and continued promotional pressure. The rise of these retailers as well as the shift in shopping preferences away from brick-and-mortar stores to the direct channel, where online-only businesses or those with robust direct channel capabilities can facilitate competitive entry and comparison shopping in our brands, have increased the difficulty of maintaining and gaining market share. The Company’s execution of its own omni-channel strategy to adapt to these changes, in relation to its competitors’ actions as well as to its customers’ adoption of new technology, presents a specific risk. Further, unanticipated changes in pricing and other practices of the Company’s competitors, including promotional activity, such as free shipping and pricing pressures, could have a material adverse effect on our business, operational results, financial position and cash flows.

Our stock price may be volatile.

The Company’s stock price has experienced volatility over time and this volatility may continue, in part due to factors such as those discussed in this Item 1A. Stock volatility may adversely affect stockholder confidence, as well as associate morale and retention for those associates who receive equity grants as part of their compensation packages, which could have a material adverse effect on our business, operational results, financial position and cash flows.

Additionally, future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our stock, among other factors, could cause the market price of our stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that are unrelated or disproportionate to the operating performance of these companies.

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

Specialty fashion apparel trends and customer preferences tend to change rapidly, particularly for women and tween girls. Our success depends largely on our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner. Accordingly, our failure to anticipate, identify and react to changing fashion trends or styles could adversely affect consumer acceptance of our merchandise, which in turn could adversely affect our business and our image with our customers. Because the lead times required for many of our design and purchase decisions must be made well in advance of the applicable selling season, we are vulnerable to changes in consumer trends, preferences, price shifting, and the optimal selection and timing of merchandise purchases. A miscalculation of either the demand for our merchandise or our customers’ tastes or purchasing habits could lead to, among other things, inventory shortages or excess inventory that we may be required to sell at reduced prices, which would have an adverse effect on our business, operational results, financial position and cash flows.

We may not fully realize the expected cost savings and/or operating efficiencies from the Change for Growth program.

In Fiscal 2017 the Company implemented the Change for Growth program, as described in Item 1. Business. The Change for Growth program is designed to deliver long-term sustainable growth by enhancing our operating effectiveness and efficiency, rightsizing and increasing the quality of our distribution channels, and reducing our operating costs. The Change for Growth program presents significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including:

•	higher than anticipated costs in implementing the program;

•	failure to meet operational targets or customer requirements due to the loss of employees or inadequate transfer of knowledge;

•	failure to maintain adequate controls and procedures while executing, and subsequent to completing, the Change for Growth program;

•	diversion of management’s attention and resources from ongoing business activities and/or a decrease in employee morale;

•	attrition beyond any planned reduction in workforce; and

•	damage to our reputation and brand image due to our restructuring-related activities, including certain store closures.

The estimated costs and benefits associated with the Change for Growth program may vary materially based on various factors including: timing in execution, outcome of negotiations with landlords, and changes in management’s assumptions and projections. Any delays and unexpected or higher than anticipated costs could result in our not realizing all, or any portion, of the anticipated benefits of the Change for Growth program. If we are not successful in implementing and managing the Change for Growth program, we may not be able to achieve targeted operating enhancements and/or cost reductions within the expected time frame, which could adversely impact our business, operational results, financial position and cash flows, and could also result in the implementation of additional restructuring-related activities, which may be dilutive to our earnings in the short term.

As we transition certain Human Resources and Finance functions to an externally managed service provider, we will become more dependent on the third party performing these functions.

As part of our long-term strategy, we look for opportunities to cost effectively enhance capability of business services. In some cases, this requires that we outsource certain services and/or functions to external third party providers, as more fully described in Note 7 to the accompanying consolidated financial statements. While we believe we conduct appropriate due diligence before entering into agreements with these third parties, the failure of any of these third parties to provide the expected services on a timely basis or at the prices/savings expected could disrupt or harm our business. Any significant interruption in the operations of these service providers, over which we have no control, could also have an adverse effect on our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely or cost-effective basis on terms favorable to us.

We may be unable to successfully implement and optimize our omni-channel retail strategy and maintain a relevant and reliable omni-channel experience for our customers.

One of our strategic priorities is to further develop and refine the omni-channel shopping experience for our customers through the integration of our store and direct shopping channels. Our omni-channel initiatives include cross-channel logistics optimization and exploring additional ways to develop an omni-channel shopping experience, including further direct channel integration, use of advance analytics, customer personalization, the assessment and implementation of emerging technologies. These initiatives involve significant investments in information technology systems, operational changes, and employee resources.

In addition, successful implementation of our omni-channel strategy is dependent on our ability to develop our direct channel capabilities in conjunction with optimizing our physical store operations (through our fleet optimization program) and market coverage, while maintaining profitability. The Company’s ability to optimize its store operations and market coverage requires active management of its real estate portfolio in a manner that permits store sizes, layouts, locations and offerings to evolve by brand over time. These efforts may involve the relocation of existing stores, opening or closing of additional stores, efforts which could potentially increase the cost of doing business and the risk that the Company’s business practices could result in liabilities that could have a material effect on our business, operational results, financial position and cash flows.

In addition, our competitors are also investing in omni-channel programs, some of which may be more successful than our own. If the implementation of our customer, direct, and omni-channel initiatives are not successful, or we do not realize our expected return on our investment in these initiatives, we could experience a material adverse effect on our business, operational results, financial position and cash flows.

We may be unable to maintain our brand image, engage new and existing customers or gain market share.

Our success is largely dependent on our ability to maintain, enhance and protect our brand image and reputation and our customers’ connections with our brands. Maintaining, promoting and growing our brands will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality customer experience. In addition, our success depends, in part, on our ability to keep existing customers, while engaging and attracting new customers to shop our brands. Our business and results of operations could be adversely affected if we fail to achieve these objectives for any of our brands. Failure to achieve consistent, positive performance at several of our brands simultaneously could have an adverse effect on our sales and profitability.

Further, the use of social media by the Company and consumers has also increased the risk that the Company’s image and reputation could be negatively impacted. The availability of information, reviews and opinions on social media is immediate, as is its impact. The opportunity for dissemination of information, including inaccurate and inflammatory information and opinion, is nearly infinite. Even if we react quickly and appropriately to negative social media about us or our brands, our reputation and customers’ perception of our brands could be negatively impacted. Damage to the brand image and reputation of the Company in any aspect of its operations could have a material adverse effect on our business, operational results, financial position and cash flows.

Our business depends on effective marketing, advertising and promotional programs.

Customer traffic and demand for our merchandise is influenced by our advertising, marketing and promotional activities, the name recognition and reputation of our brands, and the location and service offered in our stores, in addition to many initiatives focused on direct channel and mobile applications, including social media. Although we use marketing, advertising and promotional programs to attract customers through various media, including social media, database marketing and print, if our competitors increase their spending on marketing, advertising and promotional programs, if our marketing, advertising and promotional expenses increase, if our programs become less effective than that of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise and effective competitive insight, our business, operational results, financial position and cash flows could be adversely impacted.

We depend on key personnel in order to support our existing business and future initiatives and may not be able to retain or replace these employees, recruit additional qualified personnel or effectively manage succession.

Our success may be adversely impacted if we are not able to attract, retain and develop talent and future leaders, including our senior executives and associates. Our senior executive team closely supervises all major aspects of our business including the design, development, and procurement of merchandise; operation of our information technology platforms, supply chain, and store network; development and retention of critical talent; and financial planning, reporting and compliance. Our senior executive team has substantial experience and expertise in our retail business, and serve an integral role in the growth and support of our brands. In addition, several of our strategic objectives and initiatives, as more fully described in Note 7, require that we hire and/or develop associates with appropriate experience. If we were to lose the leadership of multiple senior executives or other personnel, our business could be adversely affected. In addition, if significant unexpected turnover occurs at the associate level, the loss of the services of these individuals, or any resulting negative perceptions of our business, could damage our reputation and our business. Competition for such qualified talent is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified individuals in future periods.

We rely on foreign sources of production and other international service providers.

Our international operations subject us to additional risks which could have an adverse effect on our results of operations and may impair our ability to operate effectively. We purchase nearly all of our merchandise from foreign sources, both directly in foreign markets and indirectly through domestic vendors with foreign sources. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult for goods sourced outside the United States. Additionally, through outsourcing arrangements, we have engaged in efforts to reduce our costs by utilizing lower-cost labor outside the U.S. in countries which may be subject to higher degrees of political and/or social instability than the U.S. and may lack the infrastructure to withstand events that may disrupt their business. Such disruptions could impact our ability to deliver our products and services on a timely basis, if at all, and to a lesser extent could decrease efficiency and increase our costs.

We face a variety of risks generally associated with doing business in and outsourcing certain services to foreign markets and importing large quantities of merchandise from abroad, including, but not limited to:

•	financial or political instability or terrorist acts in any of the countries in which we operate, outsource services or acquire our merchandise, or through which our merchandise passes;

•
new and additional U.S. government initiatives may be proposed or implemented that may have an impact on the trading status of certain countries and may include retaliatory duties, tariffs or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries;

•	fluctuations in the value of the U.S. Dollar against foreign currencies or higher inflation rates in these countries, or restrictions on the transfer of funds to and from foreign countries;

•	inability of our manufacturers to comply with local laws, including labor laws, health and safety laws or labor practices;

•	increased security and regulatory requirements and inspections applicable to imported goods;

•
changes to U.S. and foreign trade policies, including the enactment of tariffs, boarder adjustment taxes or increases in duties or quotas applicable to the merchandise we sell that could increase the cost and reduce the supply of products available to us;

•	impact of natural disasters, extreme weather, public health concerns or other catastrophes on our foreign sourcing offices and vendor manufacturing operations;

•	increase scrutiny in the U.S. utilizing labor based in foreign countries;

•	delays in shipping due to port security or congestion issues, labor disputes or shortages, local business practices, vendor compliance with applicable import regulations or weather conditions;

•	violations under the U.S. Foreign Corrupt Practices Act (the “FCPA”) or similar laws or regulations by us, our subsidiaries or our local agents;

•	the adoption of new legislation or regulations in the U.S. or foreign countries that make it more difficult, more costly or impossible to continue our foreign activities;

•	violation of applicable laws or regulations; and

•	increased costs of transportation.

The future performance of our business depends on foreign suppliers and services providers, and may be adversely affected by the factors listed above, all of which are beyond our control. The foregoing may impact our ability to deliver our products and services on a timely basis, increase costs, negate or offset any cost savings anticipated from operating outside the U.S., decrease our efficiency or result in our inability to obtain sufficient quantities of merchandise.

We require our vendors, manufacturers and other service providers to operate in compliance with applicable laws and regulations, including the FCPA and other anti-corruption laws, and our internal requirements. Our vendor code of conduct, guidelines and other compliance programs promote ethical business practices, and we monitor compliance with them; however, we do not control these vendors or manufacturers, their labor practices or business practices, the health and safety conditions of their facilities, or their sources of raw materials, and from time to time these vendors, manufactures or other service providers may not be in compliance with these standards or applicable laws. Significant or continuing noncompliance with such standards and laws by one or more vendors, manufacturers or other service providers could have a negative impact on our reputation and our business, and could subject us to liability in the form of substantial financial penalties, sanctions or otherwise.

Any of the aforementioned risks, independently or in combination with others, could have an adverse effect on our business, operational results, financial position and cash flows.

Changes in U.S. trade policies, including the imposition of tariffs and a potential resulting trade war, could have a material adverse impact on our business.

Most of our merchandise is produced in foreign countries, including China, Vietnam, Indonesia, India, Guatemala, Sri Lanka and Bangladesh, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. Recently, the current U.S. administration and China have imposed significant tariffs on goods imported from the other's country, and have threatened the imposition of additional tariffs in retaliation. In addition, the United States may withdraw from or renegotiate the North American Free Trade Agreement (“NAFTA”) with Mexico and Canada. If the current administration follows through with such tariffs, withdraws from or renegotiates NAFTA, or if additional tariffs or trade restrictions are implemented by the United States or other countries, the resulting trade barriers could have a significant adverse impact on our business. We are not able to predict future trade policy of the United States or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world economy, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

Our business could suffer as a result of a third-party manufacturer’s inability to produce goods for us on time and to our specifications.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-parties for the manufacture of all of the goods that we sell. Both domestic and international manufacturers produce these goods. The Company is at risk for increases in manufacturing costs, and we cannot be certain that we will not experience operational difficulties with these third-party manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. In addition, we cannot predict the impact of world-wide events, including inclement weather, natural or man-made disasters, public health issues, strikes, acts of terror or political, social or economic conditions on our major suppliers. Our suppliers could also face economic pressures as a result of rising wages and inflation or be affected by trade wars or increases in tariffs materially impacting their business or experience difficulty obtaining adequate credit or access to liquidity to finance their operations, which could lead to vendor consolidation. A manufacturer's inability to ship orders in a timely manner or to meet our cost, safety, quality and social compliance standards could result in supply delays, shortages, failure to meet customer expectations and damage to our brands, which could have a material adverse impact on our business, operational results, financial position and cash flows.

Our business could suffer a material adverse effect if our distribution or fulfillment centers were shut down, disrupted or fail to operate efficiently.

We operate three distribution and fulfillment centers to manage the receipt, storage, sorting, packing and distribution of our merchandise to the appropriate stores or to the customer directly through our direct channel. We depend in large part on the orderly operation of our receiving and distribution process, which depends, in turn, on adherence to shipping schedules, proper functioning of our information technology and inventory control systems and overall effective management of our distribution and fulfillment centers. The Company utilizes primarily one contract carrier to ship merchandise to its stores and direct-to-consumer customers in the U.S., Canada and Puerto Rico. As a result of damage to, or prolonged interruption of, operations at any of these facilities, or with respect to our primary contract carrier, due to a work stoppage, operations significantly below historical efficiency levels, supply chain disruption, inclement weather, natural or man-made disasters, system failures, slowdowns or strikes, acts of terror or other unforeseen events, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores or customers, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows. Refer to Item 2. Properties, for a listing of the distribution and fulfillment centers that we rely on.

Although we maintain business interruption and property insurance for these facilities, management cannot be assured that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us, if our distribution or fulfillment centers are shut down or interrupted for any unplanned reason.

We also continue to explore ways to further optimize and leverage our integrated distribution network, which may include providing distribution and fulfillment services to third party retailers. Any disruption of our distribution and fulfillment capabilities would also impact any third party services we provide. There also can be no assurance that providing such distribution and fulfillment services to third parties would be successful or profitable for us.

Our business could suffer as a result of increases in the price of raw materials, labor, energy, freight and trade relations.

Raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high or low demand for fabrics, labor conditions, trade wars and higher tariffs, transportation or freight costs, currency fluctuations, weather conditions, supply conditions, government regulations, economic inflation, market speculation and other factors. Increases in the demand for and price of cotton, wool and other raw materials used in the production of fabric and accessories, as well as increases in labor and energy costs or shortages of skilled labor, could result in increases for the costs of our products as well as their distribution to our distribution centers, retail locations and to our customers. The Company is also susceptible to fluctuations in the cost of transportation. Additionally, substantially increased uncertainty with respect to trade relations, such as the imposition of unilateral tariffs on imported products, could result in trade wars, higher barriers and tariffs, and higher product costs, which could have a material adverse effect on our business, operational results, financial position and cash flows.

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

Risks associated with direct channel sales.

The successful operation of our direct channel business depends on our ability to maintain the efficient and continuous operation of our websites and our associated fulfillment operations, and to provide a shopping experience that will generate orders and return visits to our sites. Our direct channel services are subject to numerous risks, including:

•	system failures, including but not limited to, inadequate system capacity, human error, change in programming, website downtimes, system upgrades or migrations, Internet service or power outages;

•	cyber incidents, including but not limited to, security breaches and computer viruses;

•	reliance on third-party computer hardware/software fulfillment and delivery providers;

•	unfavorable federal or state regulations or laws;

•	violations of federal, state or other applicable laws, including those related to online privacy;

•	disruptions in telecommunication systems, power outages or other technical failures;

•	ability to anticipate and implement innovations in technology and logistics;

•	credit card fraud;

•	constantly evolving technology;

•	liability for online content;

•	challenges associated with recreating the in-store experience for our customers through our direct channels; and

•	natural or man-made disasters or adverse weather conditions.

Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations or our failure to successfully address and respond to any one or more of these risks could damage the reputation of our brands and have a material adverse effect on our business, operational results, financial position and cash flows.

Our business could suffer if our information technology systems fail to operate effectively, are disrupted or are compromised.

Our success depends, in part, on the secure and uninterrupted performance of our existing information technology systems in operating, supporting and monitoring all major aspects of our business, including sales, warehousing, fulfillment, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. We regularly evaluate and from time to time make investments to upgrade, enhance or replace these systems, including those that relate to point-of-sale, direct channel, merchandising, planning, sourcing, logistics, inventory management and support systems, which are utilized by our human resources, finance and other groups on a company-wide basis, as well as leverage new technologies to support our growth strategies. We are aware of inherent risks associated with operating, replacing and modifying these systems, including inaccurate system information and system disruptions. We believe we are taking appropriate action to mitigate the risks through testing, training, staging implementation and in-sourcing certain processes, as well as securing appropriate commercial contracts with third-party vendors supplying such replacement and redundancy technologies; however, there is a risk that information technology system disruptions and inaccurate system information, if not anticipated and/or appropriately mitigated, could have a material adverse effect on our business, operational results, financial position and cash flows.

The reliability and capacity of our information technology systems (including third-party hardware and software systems or services) are critical to our continued operations. Despite our precautionary efforts, our information technology systems, as well as those of our services providers, are vulnerable to damage or interruption from a variety of sources, including natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses, malicious human acts, security breaches and similar disruptive problems, which may require significant investment to fix or replace, and we may suffer loss of critical data and interruptions or delays to our operations.

While we believe that we are diligent in selecting vendors, systems and services to assist us in maintaining the integrity of our information technology systems, we realize that there are risks and that no assurance can be made that future disruptions, service outages/failures or unauthorized intrusions will not occur. Certain of our information technology support functions are performed by third-parties in overseas locations. Failure by any of these third-parties to implement and/or manage our information systems and infrastructure effectively and securely could impact our operational results, financial position and cash flows.

We are subject to cybersecurity risks and other risks associated with data security breaches, credit card fraud and identity theft, which may subject us to increased risk of liability and may cause us to incur increased expenses to mitigate our exposure or to address any such incidents.

During the course of our business, we obtain and transmit confidential customer, employee, vendor and Company information through our information technology systems and infrastructure, and we are subject to numerous laws, rules and regulations in the United States (both federal and state) and foreign jurisdictions to protect both individual identifiable information as well as personal health information. The protection of customer, employee, vendor and Company data is critical to our business. The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements and heightened public awareness and scrutiny.

Our business and that of our third-party service providers employ systems and websites that allow us to process credit card transactions containing personally identifiable information ("PII"), perform online direct channel and social media activities, and store and transmit proprietary or confidential customer, employee, job applicant and other personal confidential information, as well as the information of our vendors and suppliers. Security and/or privacy breaches, acts of vandalism or terror, computer viruses, misplaced or lost data, programming and/or human error or other similar events could expose us to a risk of loss or misuse of this information, litigation and potential liability. Because the techniques used to obtain unauthorized access to our systems are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party service providers may not be able to anticipate these techniques or implement sufficient preventative measures. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks or intrusions. We, our customers and our third-party services providers face an evolving threat landscape in which cybercriminals, among others, employ a complex array of techniques designed to access PII and other information, including for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service and other types of attacks. These types of cyber-attacks are becoming more prevalent, have occurred in our systems in the past, and may occur in our systems in the future. While we have implemented and intend to continue to implement what we believe to be appropriate cyber practices and cyber security systems and controls, these systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of our systems and infrastructure. Actual or anticipated attacks may cause us to incur significant and additional costs, including, but not limited to the costs to deploy additional personnel and protection technologies, training employees, engaging third-party experts and consultants and compliance costs associated with various applicable laws or industry standards regarding use and/or unauthorized disclosure of PII. We may also incur significant remediation costs, including liability for stolen customer, job applicant or employee information, repairing system damage or providing credit monitoring or other benefits to affected customers, job applicants or employees. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data becoming obsolete.

In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by our third-party service providers that result in the unauthorized release of personal or confidential information, employee error or malfeasance, faulty password management or other irregularities that may result in a defeat of our or our third-party providers’ security measures. We are also exposed to risks and costs associated with customer payment methods, including credit card fraud and identify theft, which cause us to incur unexpected expenses and loss of revenues.

Although we maintain cyber-security insurance there can be no assurance that our insurance coverage will cover the particular cyber incident at issue or that such coverage will be sufficient, or that insurance proceeds will be paid to us in a timely manner.

The protection of customer, employee and Company PII and other data is critical, and our customers have a high expectation that we will adequately protect their personal information. Any actual or perceived misappropriation, unauthorized disclosure or breach involving this data could attract negative media attention, cause substantial harm to our reputation or brand and result in significant liability (including but not limited to mandatory notifications, fines, substantial penalties or lawsuits), any of which could have a material adverse effect on our business, operational results, financial position and cash flows.

We may be unable to successfully integrate acquisitions.

Acquisitions involve numerous risks, including the diversion of our management’s attention from other business concerns, the possibility that current operating and financial systems and controls may be inadequate to deal with our growth and the potential loss of key employees. Achieving the anticipated benefits of previous and future acquisitions, including the ANN Acquisition, may present a number of significant risks and considerations. We may also encounter difficulties in integrating any businesses we may acquire with our existing operations. The success of these transactions depends on our ability to:

•	successfully merge corporate cultures, operations and financial systems;

•	realize cost reduction and operational synergies;

•	retain key employees of acquired companies;

•	retain existing customers of acquired companies; and

•	complete the integration in a timely and cost efficient manner.

Impairment to the carrying value of our goodwill or other intangible assets could result in significant non-cash charges.

Under generally accepted accounting principles, identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized but are evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. As of August 4, 2018, we had approximately $1.2 billion of goodwill and other intangible assets related to the acquisitions of maurices in January 2005, Justice in November 2009, Lane Bryant and Catherines in June 2012 and ANN in August 2015. Current and future economic conditions, as well as the other risks noted in this Item 1A, may adversely impact our brands' ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. As discussed in our Critical Accounting Policies included elsewhere in this report, these events could materially reduce our brands' profitability and cash flow which could, in turn, lead to a further impairment of our goodwill and other intangible assets. Furthermore, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in additional impairments to our goodwill, intangible assets and other long-lived assets. As described in Note 6 to the accompanying consolidated financial statements included herein, in the third quarter of Fiscal 2017, we recorded impairment charges of $596.3 million related to goodwill and $728.1 million related to other intangible assets. No impairments related to goodwill and other intangible assets were recorded in Fiscal 2018. Any future impairment could have a material effect on our operational results.

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

The risks associated with expansion into international markets include difficulties in attracting customers due to lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market and the significant costs associated with the start-up and maintenance of foreign operations. Costs may include, but are not limited to, obtaining locations for stores, setting up foreign offices, hiring experienced management and maintaining good relations with associates. We have limited experience operating or franchising in some of these locations and may be unable to open and operate new stores successfully, or we may face operational issues that delay our intended pace of international store growth. Further, entry into new markets may bring us into competition with competitors with established market presence. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory, and other varying legal requirements, and other operating requirements differ dramatically from those in the places where we have more experience. Consumer tastes and trends may differ in many of these locations and, as a result, the sales of our merchandise may not be successful or result in the margins we anticipate, and sales of our products and the margins on those sales may not be in line with our expectations. If our international expansion plans are unsuccessful, or do not deliver an appropriate return on our investments, it could adversely affect our ability to achieve the objectives that we have established.

In addition, we have certain licensed franchises in international territories. Franchised stores are independently owned and operated, and franchisees are not our employees. The quality of franchised operations may be diminished by any number of factors beyond our control, such as the ability of these third-parties to meet their projections regarding store openings and sales and their compliance with our standards or requirements or in a manner consistent with applicable law.

Other challenges associated with international expansion may include diverting financial, operational and managerial resources from our existing operations and/or result in increased costs, which could adversely impact our financial condition and results of operations, as well as increased exposure to risks associated with international operations described above in this Item 1A. Failure to successfully implement our international expansion plan consistent with our internal expectations, whether as a result of one or more of the factors listed above or other factors, could adversely affect our ability to achieve the objectives that we have established.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our core trademarks and service marks, as described in Item 1. Business, are essential to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries in which we have business operations or plan to have business operations. Because we have not registered all of our trademarks in all categories, or in all foreign countries in which we currently, or may in the future, source or offer our merchandise, our international expansion and our merchandising of products using these marks could be negatively impacted. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States or Canada. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products, which could be detrimental to the image of our brands. Also, others may assert proprietary rights in our intellectual property and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any litigation regarding our trademarks could be time-consuming and costly. The loss of exclusive use of our trademarks could have a material adverse effect on our business, operational results, financial position and cash flows.

We may suffer negative publicity and our business may be harmed if we need to recall any product we sell or if we fail to comply with applicable product safety laws.

The products our brands sell are regulated by many different governmental bodies, including but not limited to the Consumer Product Safety Commission and the Food and Drug Administration in the U.S., Health Canada in Canada, and similar state, provincial and foreign regulatory authorities. Although we generally test the products sold in our brands’ stores and on our brands’ websites, selected products still could present safety problems of which our brands are not aware. This could lead one or more of our brands to recall selected products, either voluntarily or at the direction of a governmental authority, and may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, recalls, defects or errors could result in the rejection of our products by customers, significant damage to our reputation, lost sales, product liability litigation and increased costs, any or all of which could harm our business and have a material adverse effect on our financial position, operational results and cash flows.

The cost of compliance with current and future requirements of federal, state or foreign regulatory authorities could have a material adverse effect on our financial position, operational results and cash flows. Examples of these requirements include regulatory testing, certification, packaging, labeling, advertising and reporting requirements affecting broad categories of consumer products. In addition, any failure of one or more of our brands to comply with such requirements could result in significant penalties, require one or more of our brands to recall products and harm our reputation, any or all of which could have a material adverse effect on our business, operational results, financial position and cash flows.

We depend on strip shopping center and mall traffic and our ability to identify suitable store locations.

Our ability to effectively obtain store locations depends on the availability of real estate that meets our criteria for consumer traffic, square footage, co-tenancies, lease economics, demographics, and other factors. Many of our stores are located in strip shopping centers, shopping malls and other retail centers that, historically, have benefited from their proximity to “anchor” retail tenants, generally large department stores, and other attractions, which generate consumer traffic in the vicinity of our stores. Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of, or continued decline of, anchor stores that drive consumer traffic or changes in customer shopping preferences. There has been a decline in the popularity of strip shopping center or mall shopping among our target customers, and a continuation of such decline in the popularity of strip shopping centers and mall shopping could have a material adverse effect on customer traffic and our operational results. In order to leverage customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable consumer locations, however competition for such suitable store locations is intense.

In addition, continued consolidation in the commercial retail real estate market could affect our ability to seek to downsize, consolidate, reposition, relocate, or close some of our stores. Several large landlords dominate ownership of prime retail real estate and should significant consolidation continue, a large portion of our store base could be concentrated with one or fewer landlords that could then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to negotiate favorable lease terms with these landlords, this could affect our ability to profitably operate our stores, which in turn could have a material effect on our business, operational results, financial condition and cash flows.

Acts of terrorism, effects of war, public health, man-made and natural disasters, other catastrophes or political unrest could have a material adverse effect on our business.

Acts of terrorism remain a significant threat to the global economy. Terrorism and potential military responses, political unrest, natural disasters, pandemics and other health issues have disrupted or could in the future disrupt commerce, impact our ability to operate our stores, offices or distribution and fulfillment centers in the affected areas or impact our ability to provide critical functions or services necessary to the operation of our business, including our and our third-party vendors’, suppliers’ and other providers’ systems and the networks as well as the utilities and telecommunications infrastructure on which our business depends. A disruption of commerce, or an inability to recover critical functions or services from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our business, operational results, financial position and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending or customer traffic, and thus have an adverse effect on our operational results.

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

Frequent or unusually heavy snowfall, ice storms, hurricanes, rainstorms or other extreme weather conditions over an extended period could make it difficult for our customers to travel to our stores, and may cause a disruption in the shipment or receipt of our merchandise, which could negatively impact the Company's operational results. The Company's business is also susceptible to unseasonable weather conditions, which could influence customer trends, consumer traffic and shopping habits. Extreme weather conditions in the areas in which the Company's stores are located could negatively affect the Company's business, operational results, financial position and cash flows.

Capital Risks

We incurred significant additional indebtedness in connection with the ANN Acquisition, which could adversely affect us.

We substantially increased our indebtedness in connection with the ANN Acquisition, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and further increasing our interest expense. We also incurred various costs and expenses associated with our financings. The amount of cash flows required to pay interest on our increased indebtedness levels resulting from the ANN Acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the transaction. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the acquisition or form our Change for Growth initiatives, or if our financial performance does not meet expectations, our ability to service our indebtedness may be adversely impacted.

The indebtedness incurred in connection with the acquisition bears interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our operational results and cash flows.

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

To service our indebtedness, and to fund capital expenditures and other initiatives, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on our indebtedness, as well as our ability to fund planned capital expenditures and operating or strategic initiatives, will depend on our ability to generate significant operating cash flow in the future, which is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that will be beyond our control.

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

The amended revolving credit agreement and the term loan contain various affirmative and negative covenants that, subject to certain exceptions, restrict the ability of the Company and certain of its subsidiaries to, among other things, have liens on their property, change the nature of their business, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of their assets to any one person. In addition, the agreements that govern the financings contain financial covenants that, under certain circumstances, will require the Company to maintain certain financial ratios. The ability of the Company and its subsidiaries to comply with these provisions may be affected by our operating results as well as events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could cause our lenders thereunder to accelerate the Company’s repayment obligations.

Inability to access the credit or capital markets could adversely affect the Company's business, operational results, financial position or cash flows.

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict the Company’s access to potential sources of future liquidity. As a result of general unpredictability in the global financial markets, there can be no assurance that our liquidity will not be affected or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations, and our availability under our amended revolving credit agreement, will be adequate to satisfy our capital needs for the foreseeable future, any renewed tightening of the credit or capital markets could make it more difficult for us to access funds, enter into an agreement for new indebtedness or obtain funding through the issuance of our securities. Our borrowing agreements also have financial convents and certain restrictions which, if not met, may limit our ability to access funds.

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

Legal and Regulatory Risks

Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations.

We are subject to income taxes in many U.S. and foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes (“VAT”) in many jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial reporting period may be materially impacted by changes in the mix and level of earnings or losses by taxing jurisdictions or by changes to existing accounting rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows. In some international markets, we are required to hold and submit VAT to the appropriate local tax authorities. Failure to correctly calculate or submit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows. In addition, tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act makes broad and significantly complex changes to the U.S. corporate income tax system. Given the complexities associated with the Act, the estimated financial impact for Fiscal 2018 is provisional and subject to further analysis, interpretation and clarification of the Act. In addition, the U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies could interpret or issue guidance on how provisions of the Act will be applied or otherwise administered that differs from our interpretations and could result in changes to our estimates. SEC Staff Accounting Bulletin No. 118 (“SAB 118”) requires that the Company finalize its estimate of the impact of the Act by December 22, 2018. Changes to these estimates during Fiscal 2019 could have a material adverse effect on our business, operational results, financial position and cash flows. Refer to Note 14 to the accompanying consolidated financial statements for further discussion.

The U.S. Supreme Court recently ruled that a state may require online retailers to collect and remit sales tax on goods sold to buyers in the state, even if the seller has no physical presence in the state. As a result, states may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. In the event we are required to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect taxes, we could incur significant tax liabilities, including taxes on past sales, penalties and interest, which could negatively affect the Company's business, operational results, financial position and cash flows.

Our business may be affected by other regulatory, administrative and litigation developments.

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

While it is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance, we cannot assure that all of our operations will at all times comply with all such legal and regulatory requirements. A finding that we or our vendors or agents are out of compliance with applicable laws and regulations could subject us to civil remedies or criminal sanctions, which could have a material adverse effect on our business, operational results, financial position and cash flows. In addition, even the claim of a violation of applicable laws or regulations could negatively affect our reputation. We are also involved from time to time in litigation, claims and assessments arising primarily in the ordinary course of business. Litigation matters may include, among other things, employment, commercial, intellectual property, advertising or stockholder claims, and any adverse decision in any such litigation or disputes could adversely impact our business, operational results, financial position and cash flows.

Regulation in the areas of privacy, data protection and information security could increase our costs and affect or limit our business opportunities and how we collect and/or use data.

As privacy, data protection and information security laws, including data localization laws, are interpreted and applied, compliance costs may increase, particularly in the context of providing adequate data protection and adequate data transfer mechanisms. The United States and various other countries in which we operate are increasingly adopting or revising privacy, data protection and information security laws, including data localization laws, that could have significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer and/or employee information, and some of our current or future business plans. New legislation or regulation, and the interpretation and application of existing laws and regulations, could increase our costs of compliance, technology and business operations and could reduce revenues from certain business initiatives. Moreover, the application of existing or new laws to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in the United States and in various other countries in which we operate. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring customer attrition, which could have a material adverse impact on our business, operational results, financial position and cash flows.

In 2016, the European Union (“EU”) adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation ("GDPR"), which went into effect on May 25, 2018. The GDPR expands the scope of EU data protection law to all foreign companies processing personal data of EU residents and imposes a strict data protection compliance regime with significant monetary penalties. Complying with the GDPR and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Retail Store Space

We lease space for all our retail store locations. Terms of our new store leases vary and may have an initial term of up to ten years, although certain leases are cancelable if specified sales levels are not achieved or co-tenancy requirements are not being satisfied, providing us greater flexibility to close under-performing stores. Over half of our leases have terms that either expire, or have upcoming lease action dates available to us within the next two years, which provides us the opportunity to aggressively negotiate new lease terms while continuing to shorten our overall portfolio average lease life.

The table below, covering all open store locations leased by us on August 4, 2018, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number without Renewal Options
2019	1,130	272	858
2020	732	363	369
2021	623	346	277
2022	597	239	358
2023	509	232	277
2024 and thereafter	1,031	493	538
Total	4,622	1,945	2,677

Our store leases generally provide for a base rent per square foot per annum. Certain leases have formulas requiring the payment of additional rent as a percentage of sales, generally when sales reach specified levels. Our aggregate minimum lease payments under operating leases in effect at August 4, 2018 and excluding locations acquired after August 4, 2018, are approximately $554.4 million for Fiscal 2019. In addition, we are typically responsible under our store leases for our pro rata share of maintenance expenses and common area charges in strip shopping centers, lifestyle centers, outlet centers and enclosed malls.

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

The Company acquired leased corporate office facilities of approximately 308,000 square feet in New York City, NY and approximately 42,000 square feet in Milford, CT through the ANN Acquisition. The Company also leases approximately 135,000 square feet in Columbus, Ohio that serves as Lane Bryant’s and Catherines corporate headquarters.

Internationally, the Company owns and leases office space in China, and leases office space in South Korea, India and Bangladesh.

Distribution and Fulfillment Facilities

The Company owns a 903,000 square foot fulfillment center in Greencastle, Indiana, which serves as the Company's primary direct channel fulfillment center, and a 695,000 square foot distribution center in Etna Township, Ohio, which serves as the Company's primary brick-and-mortar store distribution center. The Etna facility also is used to fulfill direct channel orders.

In Fiscal 2016, the Company entered into a ten-year lease for a 583,000 square foot distribution center in Riverside, California to serve as the receiving and west coast distribution hub for the Company's merchandise sourced from Asia. The Riverside facility began operations in March 2017 and operates as a multichannel distribution facility.

Item 3. Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 15 to the accompanying consolidated financial statements.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The common stock of Ascena Retail Group, Inc. is quoted on the Nasdaq Global Select Market under the ticker symbol “ASNA.”

The table below sets forth the high and low prices as reported on the Nasdaq Global Select Market for the last eight fiscal quarters.

	Fiscal 2018		Fiscal 2017
Fiscal	High	Low	High	Low
First Quarter	$2.67	$1.69	$9.02	$4.75
Second Quarter	$2.69	$1.85	$8.11	$4.70
Third Quarter	$2.50	$1.79	$5.41	$3.64
Fourth Quarter	$4.74	$2.01	$3.91	$1.72

Number of Holders of Record

As of September 20, 2018, we had approximately 4,296 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. However, payment of dividends is within the discretion of, and are payable only when declared by our Board of Directors. Additionally, payments of dividends are limited by our borrowing arrangements as described in Note 12 to the accompanying consolidated financial statements.

Performance Graph

The following graph illustrates, for the period from July 27, 2013 through August 4, 2018, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index and (3) the S&P Specialty Apparel Retailers Index.

The comparisons in this table are required by the rules of the SEC and, therefore, are not intended to forecast, or be indicative of, possible future performance of our common stock.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
7/27/13
7/26/14
7/25/15
7/30/16
7/29/17
8/4/18
Ascena Retail Group, Inc.
S&P 500
S&P Specialty Stores

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference herein.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the quarter ended August 4, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Month # 1 (April 29, 2018 – May 26, 2018)	—	$—	—	$181 million
Month # 2 (May 27, 2018 – June 30, 2018)	—	$—	—	$181 million
Month # 3 (July 1, 2018 – August 4, 2018)	—	$—	—	$181 million

(a) On December 15, 2015, the Company’s Board of Directors announced a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's borrowing agreements, as more fully described in Note 12 to the accompanying consolidated financial statements. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

Item 6. Selected Financial Data.

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended August 4, 2018 have been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for the fiscal years ended July 25, 2015 and July 26, 2014 have been derived from audited consolidated financial statements not included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

The consolidated balance sheet data as of August 4, 2018 and July 29, 2017 have been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The consolidated balance sheet data as of July 30, 2016, July 25, 2015 and July 26, 2014 have been derived from audited consolidated financial statements not included herein.

	Fiscal Years Ended(a)
	August 4, 2018	July 29, 2017	July 30, 2016 (b)	July 25, 2015 (c)	July 26, 2014
	(millions, except for share data)
Statement of Operations Data:
Net sales	$6,578.3	$6,649.8	$6,995.4	$4,802.9	$4,790.6
Acquisition and integration expenses	(5.4)	(39.4)	(77.4)	(31.7)	(34.0)
Restructuring and other related charges	(78.5)	(81.9)	—	—	—
Impairment of goodwill (d)	—	(596.3)	—	(261.7)	—
Impairment of intangible assets (d)	—	(728.1)	—	(44.7)	(13.0)
Depreciation and amortization expense	(355.5)	(384.9)	(358.7)	(218.2)	(193.6)
Operating income (loss)	34.3	(1,313.8)	93.8	(234.9)	210.8
Net (loss) income from continuing operations	(39.7)	(1,067.3)	(11.9)	(236.8)	138.2

Net (loss) income from continuing operations per common share:
Basic	$(0.20)	$(5.48)	$(0.06)	$(1.46)	$0.86
Diluted	$(0.20)	$(5.48)	$(0.06)	$(1.46)	$0.84

Balance sheet data:
Cash and cash equivalents	$238.9	$325.6	$371.8	$240.6	$156.9
Working capital	219.6	185.2	226.3	232.2	291.7
Total assets	3,570.5	3,871.5	5,506.3	2,906.2	3,118.6
Total debt	1,328.7	1,538.1	1,648.5	106.5	166.8
Total equity	798.5	821.0	1,863.3	1,518.1	1,737.7
________
(a) Fiscal 2018 and Fiscal 2016 consisted of 53 weeks, which resulted in incremental revenue of approximately $113.0 million in Fiscal 2018 recognized across all segments and $82 million in Fiscal 2016 reflected at all segments except our Premium Fashion segment. Fiscal 2017, Fiscal 2015 and Fiscal 2014 each consisted of 52 weeks.
(b) Fiscal 2016 included the results of our Premium Fashion segment for the post-acquisition period from August 22, 2015 to July 30, 2016 and reflected a non-cash purchase accounting expense of approximately $126.9 million related to the amortization of the write-up of inventory to fair market value recorded at our Premium Fashion segment.
(c) Includes the establishment of a legal reserve of approximately $51 million in connection with the Justice pricing lawsuits. Refer to Note 15 to the accompanying consolidated financial statements for additional information.
(d) Fiscal 2017 included non-cash impairments of goodwill and other intangible assets by segment as follows: $428.9 million of goodwill and $566.3 million of other intangible assets at the Premium Fashion segment, $107.2 million of goodwill at the Value Fashion segment and $60.2 million of goodwill and $161.8 million of other intangible assets at the Plus Fashion segment. Fiscal 2015 included non-cash impairment charges of $261.7 million of goodwill and $44.7 million of other intangible assets at the Plus Fashion segment. Fiscal 2014 included a non-cash impairment charge to write off the entire carrying value of the Studio Y trade name at the Value Fashion segment. Refer to Note 6 to the accompanying consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2018 (“Fiscal 2018 10-K”). Fiscal year 2018 ended on August, 4, 2018 and reflected a 53-week period ("Fiscal 2018") as the Company conformed its fiscal period ends to the calendar of the National Retail Federation; Fiscal year 2017 ended on July 29, 2017 and reflected a 52-week period (“Fiscal 2017”); fiscal year 2016 ended on July 30 2016 and reflected a 53-week period (“Fiscal 2016”). All references to “Fiscal 2019” reflect a 52-week period that will end on August 3, 2019.

INTRODUCTION

MD&A is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our operational results, financial condition, liquidity and changes in financial condition. MD&A is organized as follows:

•	Overview. This section includes recent developments, our objectives and risks, and a summary of our financial performance for Fiscal 2018.

•	Results of operations. This section provides an analysis of our operational results for Fiscal 2018, Fiscal 2017 and Fiscal 2016.

•
Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2018, Fiscal 2017 and Fiscal 2016, as well as a discussion of our financial condition and liquidity as of August 4, 2018. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our revolving credit agreement, (ii) a summary of our capital spending, and (iii) a summary of our contractual and other obligations as of August 4, 2018.

•
Market risk management. This section discusses how we manage our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions as of August 4, 2018.

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

OVERVIEW

Our Business

Ascena Retail Group, Inc., a Delaware corporation, is a leading national specialty retailer of apparel for women and tween girls with annual revenue of approximately $6.6 billion for Fiscal 2018. We and our subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

Retailers, particularly those in the specialty apparel sector, continue to face intense competition and channel disruption as consumer spending habits continue to indicate an increasing preference to purchase digitally as opposed to in traditional brick-and-mortar retail stores. While our comparative sales performance improved in the latter half of Fiscal 2018, competition for consumer spending remains strong and we expect a highly competitive operating environment to continue into Fiscal 2019. In response to this expected operating environment, we continue to scale back overall spending levels where possible, refine our operating model and implement new capabilities to ensure we remain competitive in this rapidly evolving sector. The more significant of these initiatives are described below.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Change for Growth Program
Over the last two fiscal years, we have undergone a substantial transformation program with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). In connection with the program, we (i) implemented a number of initiatives to reduce our overhead costs, (ii) conducted a review of our store fleet with the goal of reducing the number of marginally profitable stores through either rent reductions or store closures, in an effort to increase the overall profitability of the remaining store footprint and convert sales from these stores into direct channel sales or to nearby store locations, (iii) began to develop new capabilities such as markdown optimization, size pack optimization and localized inventory planning, and (iv) enhanced our capability to analyze transaction data to support strategic decisions. Charges incurred as a result of these actions are described within the section Results of Operations.

We realized approximately $135 million in cost savings in Fiscal 2018, including $105 million in Selling, general and administrative expenses ("SG&A"), $15 million in Buying, distribution and occupancy ("BD&O"), and $15 million in Cost of goods sold, related to Change for Growth program activity. We expect to realize approximately $100 to $125 million in incremental cost savings through Fiscal 2020, bringing the total expected cost savings from these activities, when combined with the $65 million cost savings achieved during Fiscal 2017, to approximately $300 to $325 million. These cost savings are achieved through (i) operating expense reductions in the areas of professional services, travel and facilities management, among others, (ii) refinement of our operating model to eliminate duplicative overhead, and increase utilization of our brand services functions, (iii) creating a platform that reduces product costs and improves information technology efficiencies and (iv) reduced rent expense resulting from store closures or negotiated rent reductions. These cost savings are expected to be realized in our segment operating results generally in proportion to their sales, and serve to offset ongoing inflationary pressure and required reinvestment to support key incremental business initiatives.

We may incur significant additional charges and capital expenditures in future periods as we continue our efforts under the Change for Growth program, which include completing actions already started, more fully define related Change for Growth program initiatives and moving into the execution phases of those associated projects. Since the scope of such efforts are not fully known at this time, the benefits of such initiatives, and any related charges or capital expenditures, are not currently quantifiable. Actions associated with the Change for Growth program are currently expected to continue through Fiscal 2019.

Integration of ANN
During Fiscal 2018, we substantially completed our integration of ANN INC. ("ANN" or the "ANN integration") into our existing operations and realized cost savings of approximately $45 million during Fiscal 2018, with approximately $25 million related to our ongoing Cost of goods sold initiative at our Premium Fashion segment and approximately $20 million in SG&A synergies primarily related to non-merchandise procurement savings. We expect to realize additional synergies related to the integration of approximately $30 million, which are expected to be substantially realized in Fiscal 2019. Once completed, we continue to expect that the total synergies and cost savings related to the ANN integration, including amounts achieved from Fiscal 2016 through Fiscal 2019, will be approximately $235 million.

Distribution and Fulfillment
Over the last few years, (i) our brands' distribution and fulfillment capability was centralized into our brick-and-mortar store distribution facility in Etna, Ohio and our direct channel fulfillment facility in Greencastle, Indiana which has resulted in increased processing efficiencies, and (ii) we entered into a lease agreement for a distribution center in Riverside, California to serve as the receiving and west coast distribution hub for merchandise sourced from Asia. During Fiscal 2018, we completed the expansion of our Riverside facility to include both brick-and-mortar and direct channel distribution, and we introduced direct fulfillment capability at our Etna facility to further increase our capacity in this growing channel. We continue to explore ways to optimize and leverage our integrated distribution network, which may include providing such services to third parties.

Sourcing
Our brands source their products through a variety of sourcing channels including internally through our ascena Global Sourcing ("aGS") subsidiary and externally through third-party buying agents based mainly in Asia. Factors affecting the selection of sourcing channels include cost, speed-to-market, merchandise selection, vendor capacity and fashion trends. We continue to increase the penetration of internally sourced products and manage our relationships with third-party buying agents.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Omni-channel Expansion
We continue to invest in initiatives that support our omni-channel strategies. During Fiscal 2018, we also expanded the functionality of our Riverside, California distribution center and it now supports both our brick-and-mortar and direct channel operations. During Fiscal 2018, we continued to develop technology solutions which will allow our brands to (i) provide customers a seamless omni-channel shopping experience in-store and online, (ii) integrate our marketing efforts to increase in-store and online traffic, (iii) improve product availability and fulfillment efficiency and (iv) enhance our capability to analyze transaction data to support strategic decisions.
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

Summary of Financial Performance

Fiscal Period

As disclosed in Note 2 to the accompanying consolidated financial statements, we recognized an additional week during Fiscal 2018 as we conformed our fiscal calendar to that of the National Retail Federation.

Performance of the Value Fashion segment
During Fiscal 2018, in connection with the Company's ongoing review of the Value Fashion segment, the Company made certain senior management changes in the segment with a view towards improving its performance. This review resulted in additional clearance markdowns to improve inventory composition as of the end of Fiscal 2018, as well as impairment charges related to certain under-performing retail store assets. The Company plans to continue to pursue initiatives to improve the segment’s performance and to optimize shareholder value.
Impact of Hurricanes

During the first quarter of Fiscal 2018, our business was impacted by three hurricanes that disrupted normal operations at approximately 600 of our retail stores in the south-central and southeast areas of the United States, as well as Puerto Rico. These stores were impacted by the hurricanes, either as a result of damage incurred or declines in customer traffic.  Almost all of the stores damaged in the hurricanes have resumed operations. We have substantially completed our assessment of the damages associated with these events and estimate that our results were negatively impacted by approximately $11 million of sales losses, a portion of which may be recovered through business interruption insurance claims. As of the end of Fiscal 2018, we have received approximately $2 million in recoveries from these insurance claims. Other than the impact of the sales losses, the hurricanes did not have a material impact on our business or results from operations.

Summary and Key Developments

Our Fiscal 2018 operating results were impacted by a decline in store traffic and a more promotional selling environment, along with under-performance at the dressbarn brand which led to non-cash charges to write-down store-related fixed assets and incremental markdowns to sell through excess inventory. These items were partially mitigated by improved operating results in our Plus Fashion and Kids Fashion segments, costs and savings related to our Change for Growth program and costs and synergies from the continued integration of our Premium Fashion segment, which was acquired in Fiscal 2016.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating highlights for Fiscal 2018 are as follows:

•	Comparable sales decreased by 2%, reflecting declines at our Premium Fashion, Value Fashion and Plus Fashion segments offset in part by an increase at our Kids Fashion segment;

•
Gross margin rate decreased by 40 basis points to 57.6% primarily reflecting incremental shipping costs of approximately $43 million across the segments as a result of increased mix of direct channel sales, and a 280 basis point decline at our dressbarn brand;

•	SG&A expenses decreased by 1.5% and included $34.0 million of non-cash charges to write-down store-related fixed assets, primarily at our dressbarn brand;

•
Operating income increased to $34.3 million compared to an operating loss of $1,313.8 million for the year-ago period, with the improvement primarily due to the impairment of goodwill and other intangible assets in the year-ago period; and

•	Net loss per diluted share of $0.20 in Fiscal 2018, compared to net loss per diluted share of $5.48 for Fiscal 2017.

Liquidity for Fiscal 2018 primarily reflected:

•	Net cash from operations was $273.9 million, compared to $343.6 million in the year-ago period, primarily due to an increase in prepaid rent of approximately $50 million due to timing of payments;

•
Net cash used in investing activities for Fiscal 2018 was $134.4 million, consisting primarily of capital expenditures of $186.3 million offset in part by proceeds from the sale of assets, compared to $268.9 million in the year-ago period, consisting primarily of capital expenditures of $258.1 million; and

•
Net cash used in financing activities for Fiscal 2018 was $226.2 million, consisting primarily of term loan repayments of $225.0 million, compared to $120.9 million in the year-ago period, consisting primarily of term loan repayments of $122.5 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Fiscal 2018 Compared to Fiscal 2017

The following table summarizes our operational results and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	$ Change	% Change
	(millions, except per share data)
Net sales	$6,578.3	$6,649.8	$(71.5)	(1.1)%

Cost of goods sold	(2,786.8)	(2,790.2)	3.4	0.1%
Cost of goods sold as % of net sales	42.4%	42.0%
Gross margin	3,791.5	3,859.6	(68.1)	(1.8)%
Gross margin as % of net sales	57.6%	58.0%
Other operating expenses:
Buying, distribution and occupancy expenses	(1,281.1)	(1,274.3)	(6.8)	(0.5)%
Buying, distribution and occupancy expenses as % of net sales	19.5%	19.2%
Selling, general and administrative expenses	(2,036.7)	(2,068.5)	31.8	1.5%
SG&A expenses as % of net sales	31.0%	31.1%
Acquisition and integration expenses	(5.4)	(39.4)	34.0	86.3%
Restructuring and other related charges	(78.5)	(81.9)	3.4	4.2%
Impairment of goodwill	—	(596.3)	596.3	NM
Impairment of intangible assets	—	(728.1)	728.1	NM
Depreciation and amortization expense	(355.5)	(384.9)	29.4	7.6%
Total other operating expenses	(3,757.2)	(5,173.4)	1,416.2	27.4%
Operating income (loss)	34.3	(1,313.8)	1,348.1	NM
Operating income (loss) as % of net sales	0.5%	(19.8)%
Interest expense	(113.0)	(102.2)	(10.8)	(10.6)%
Interest and other income, net	2.2	1.8	0.4	22.2%
Loss on extinguishment of debt	(5.0)	—	(5.0)	NM
Loss before benefit for income taxes	(81.5)	(1,414.2)	1,332.7	94.2%
Benefit for income taxes	41.8	346.9	(305.1)	(88.0)%
Effective tax rate (a)	51.3%	24.5%
Net loss	$(39.7)	$(1,067.3)	$1,027.6	96.3%

Net loss per common share:
Basic	$(0.20)	$(5.48)	$5.28	96.3%
Diluted	$(0.20)	$(5.48)	$5.28	96.3%
_________

(a) Effective tax rate is calculated by dividing the benefit for income taxes by the loss before the benefit for income taxes.
(NM) Not meaningful.

Net sales. Net sales decreased by $71.5 million, or 1.1%, to $6,578.3 million in Fiscal 2018 from $6,649.8 million in the year-ago period. The decline in net sales primarily reflected a 2% decline in comparable sales that mainly resulted from a 6.7% decline in net sales at our Value Fashion segment, as well as product assortment challenges during the first half of Fiscal 2018 experienced by the Premium Fashion segment, which returned to positive comp performance in the second half of Fiscal 2018. Non-comparable sales declined by $73.0 million, or 37.1%, to $123.6 million from $196.6 million, as discussed on a segment basis below. Wholesale, licensing and other revenues increased by $5.2 million, or 2.5%, to $212.8 million from $207.6 million. Net sales for all four segments also included incremental revenues of $113.0 million due to the inclusion of the 53rd week in Fiscal 2018 as previously discussed.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below.

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$2,317.8	$2,322.6	$(4.8)	(0.2)%
Value Fashion	1,820.5	1,950.2	(129.7)	(6.7)%
Plus Fashion	1,340.0	1,353.9	(13.9)	(1.0)%
Kids Fashion	1,100.0	1,023.1	76.9	7.5%
Total net sales	$6,578.3	$6,649.8	$(71.5)	(1.1)%

Comparable sales (a)(b)(c)				(2)%
_______
(a) Comparable sales represent combined store comparable sales and direct channel sales. Store comparable sales generally refers to the growth of sales in stores only open in the current period and comparative calendar period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Direct channel sales refer to growth of sales from our direct channel in the current period and comparative calendar period in the prior year. Due to customer cross-channel behavior, we report a single, consolidated comparable sales metric, inclusive of store and direct channels.
(b) Incremental revenues of approximately $113.0 million due to the inclusion of the 53rd week in Fiscal 2018 are excluded from the calculation of comparable sales.

(c)
During Fiscal 2018, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation, discussed more fully in Note 15 to the accompanying consolidated financial statements, began to be redeemed. Comparable sales related to these transactions includes the transaction value in excess of the voucher value.

Premium Fashion net sales performance in Fiscal 2018 primarily reflected:

•	a 5% comparable sales decline of $37.3 million at Ann Taylor, and a less than 1% comparable sales decline of $7.3 million at LOFT;

•
a $4.9 million increase in non-comparable sales primarily reflecting a net positive impact at LOFT, as the impact of 8 store openings more than offset the impact of 14 store closures, which was offset in part by the negative impact of 18 net store closures at Ann Taylor;

•	a $24.6 million increase due to the inclusion of the 53rd week period; and

•	a $10.3 million increase in other revenues primarily related to higher gift card breakage and higher credit revenue.

Value Fashion net sales performance in Fiscal 2018 primarily reflected:

•	a 10% comparable sales decline of $86.8 million at dressbarn and a 4% comparable sales decline of $35.2 million at maurices;

•	a $38.2 million decline in non-comparable sales substantially all at dressbarn reflecting 49 store closures;

•	a $32.6 million increase due to the inclusion of the 53rd week period; and

•	a $2.1 million decline in other revenues.

Plus Fashion net sales performance in Fiscal 2018 primarily reflected:

•	a 1% comparable sales decline of $7.9 million at Lane Bryant and a 3% comparable sales decline of $9.6 million at Catherines;

•	an $11.0 million decline in non-comparable sales at Lane Bryant due to 15 net store closures and a $7.0 million decline in non-comparable sales at Catherines due to 11 net store closures;

•	a $20.7 million increase due to the inclusion of the 53rd week period; and

•	a $0.9 million increase in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Kids Fashion net sales performance in Fiscal 2018 primarily reflected:

•	a 7% comparable sales increase of $67.4 million at Justice;

•	a $21.7 million decline in non-comparable sales primarily due to 53 net store closures;

•	a $35.1 million increase due to the inclusion of the 53rd week period; and

•	a $3.9 million decline in other revenues primarily due to lower wholesale revenue.

Gross margin. Gross margin, in terms of dollars decreased as a result of the decline in comparable sales as well as a decline in gross margin rate. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 40 basis points to 57.6% in Fiscal 2018 from 58.0% in Fiscal 2017. Improved performance at our Plus Fashion and Kids Fashion segments was offset by declines at our Premium Fashion and Value Fashion segments. On a consolidated basis, gross margin reflects higher shipping costs of approximately $43 million across the segments as a result of an increased mix of direct channel sales and higher air freight costs, offset by the realization of approximately $40 million in synergies and cost savings benefits achieved from product sourcing and transportation costs.

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

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance declined by approximately 60 basis points, reflecting higher shipping costs related to increased direct channel penetration and an increased level of promotional selling resulting from soft product acceptance during the first half of Fiscal 2018, offset in part by the segment's cost of goods sold initiative.

•
Value Fashion gross margin rate performance declined approximately 150 basis, points caused primarily by a 280 basis point decline at dressbarn. The decline mainly reflects higher markdown requirements to maintain appropriate inventory levels, a higher level of promotional selling, particularly at dressbarn, due to lower than expected customer demand, and higher shipping costs related to the increased direct channel penetration.

•
Plus Fashion gross margin rate performance improved by approximately 30 basis points, reflecting improved product acceptance and lower levels of promotional selling, offset in part by higher shipping costs related to the increased direct channel penetration.

•
Kids Fashion gross margin rate performance improved approximately 90 basis points, resulting from improved product acceptance, offset in part by incremental freight expenses necessary to meet higher product demand.

Buying, distribution and occupancy ("BD&O") expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses increased by $6.8 million, or 0.5%, to $1,281.1 million in Fiscal 2018 from $1,274.3 million in Fiscal 2017. Higher buying costs and variable distribution costs related to the increased penetration of our direct channel business were partly offset by lower occupancy expenses related to our fleet optimization program, which provided approximately $15 million of cost savings during Fiscal 2018. BD&O expenses as a percentage of net sales increased by 30 basis points to 19.5% in Fiscal 2018 from 19.2% in Fiscal 2017, primarily due to the de-leveraging effect of lower comparable sales.

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

SG&A expenses decreased by $31.8 million, or 1.5%, to $2,036.7 million in Fiscal 2018 from $2,068.5 million in Fiscal 2017. The decrease in SG&A expenses was primarily due to approximately $125 million in synergies and cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings. Also contributing to the decrease were lower store expenses, resulting from the fleet optimization program, and lower performance-based compensation. These items were offset in part by inflationary increases, higher write-downs of store related fixed assets, primarily at the Value Fashion segment, and the impact of the 53rd week in Fiscal 2018 recorded for all of the segments. SG&A expenses as a percentage of net sales decreased

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

by 10 basis points to 31.0% in Fiscal 2018 from 31.1% in Fiscal 2017, and reflects the impact of the reduced expenses, offset in part by the de-leveraging effect of lower comparable sales.

Depreciation and amortization expense decreased by $29.4 million, or 7.6%, to $355.5 million in Fiscal 2018 from $384.9 million in Fiscal 2017. The decrease was primarily due to a reduction in store count resulting from our fleet optimization program, offset in part by incremental depreciation from capital investments.

Operating income (loss). Operating income was $34.3 million for Fiscal 2018 compared to an operating loss of $1,313.8 million in Fiscal 2017 and is discussed on a segment basis below.

Operating results for our four operating segments are presented below.

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	$ Change	% Change
	(millions)
Operating income (loss):
Premium Fashion	$135.2	$140.9	$(5.7)	(4.0)%
Value Fashion	(83.2)	12.2	(95.4)	NM
Plus Fashion	27.1	15.5	11.6	74.8%
Kids Fashion	39.1	(36.7)	75.8	NM
Unallocated acquisition and integration expenses	(5.4)	(39.4)	34.0	86.3%
Unallocated restructuring and other related charges	(78.5)	(81.9)	3.4	4.2%
Unallocated impairment of goodwill	—	(596.3)	596.3	NM
Unallocated impairment of intangible assets	—	(728.1)	728.1	NM
Total operating income (loss)	$34.3	$(1,313.8)	$1,348.1	NM
_______
(NM) Not meaningful.
Premium Fashion operating income decreased by $5.7 million primarily due to lower comparable sales and gross margin rate as discussed above, offset in part by a decrease in SG&A expenses. SG&A expense reductions were primarily driven by lower performance-based compensation, and a decrease in administrative payroll costs mainly associated with the Change for Growth program.
Value Fashion operating results decreased by $95.4 million primarily due to lower comparable sales and gross margin rate, as discussed above, and an increase in SG&A expenses, which were offset in part by lower BD&O expenses. The lower BD&O expenses primarily reflect lower occupancy expenses associated with our fleet optimization program. The higher SG&A expenses primarily reflect higher non-cash charges to write-down store-related fixed assets as previously discussed, offset in part by a decrease in administrative payroll costs mainly associated with the Change for Growth program.
Plus Fashion operating income increased by $11.6 million primarily due to an increase in the gross margin rate, as discussed above, and a decrease in SG&A expenses, which were offset in part by higher BD&O expenses and a decrease in comparable sales, also discussed above. The higher BD&O expenses primarily reflect the increased penetration of our direct channel business. SG&A expense reductions were primarily driven by a decrease in administrative payroll costs, lower marketing expenses, and other cost savings initiatives, mainly associated with the Change for Growth program.
Kids Fashion operating income increased by $75.8 million primarily due to an increase in comparable sales and gross margin rate, as discussed above, as well as lower SG&A expenses. SG&A expense reductions were primarily driven by lower store expenses associated with our fleet optimization program, lower marketing expenses and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Unallocated acquisition and integration expenses of $5.4 million for Fiscal 2018 primarily reflected costs associated with the post-acquisition integration of ANN's distribution operations, including the closure of the former ANN distribution facility in Louisville, Kentucky, as well as the gain on the related sale of that facility, which occurred in Fiscal 2018. The $39.4 million of unallocated acquisition and integration expenses in Fiscal 2017 represents costs related to the ANN Acquisition consisting of $14.3

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

million of severance and retention costs, $8.0 million of settlement charges and professional fees related to the termination of the pension plan acquired in the ANN Acquisition, and $17.1 million of other costs associated with the post-acquisition integration of ANN's operations.

Unallocated restructuring and other related charges reflects costs incurred under the Change for Growth program. Expenses of $78.5 million for Fiscal 2018 included $59.2 million for professional fees incurred in connection with the identification and implementation of transformation initiatives, $5.2 million of severance and other related expenses, and asset impairments of $14.1 million reflecting decisions within the fleet optimization program to close certain under-performing stores as well as a write-down of a building. The $81.9 million of unallocated restructuring and other related charges in Fiscal 2017 represents $33.2 million of severance and other related expenses, $15.3 million for charges related to fleet optimization program and $33.4 million for professional fees incurred in connection with the identification and implementation of transformation initiatives.

Unallocated impairment of goodwill reflects the Fiscal 2017 write-down of the carrying values of the reporting units to their fair values and is included in our operating segments as follows: $428.9 million at our Premium Fashion segment, $107.2 million at our Value Fashion segment and $60.2 million at our Plus Fashion segment. There was no unallocated impairment of goodwill in Fiscal 2018.

Unallocated impairment of intangible assets reflects the Fiscal 2017 write-down of our trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name and $161.8 million of our Lane Bryant trade name. There was no unallocated impairment of intangible assets in Fiscal 2018.

Interest expense increased by $10.8 million to $113.0 million for Fiscal 2018 from $102.2 million in Fiscal 2017, primarily caused by a higher interest rate on our term loan.

Loss on extinguishment of debt. During Fiscal 2018, the company made repayments of $180.0 million which were applied towards future scheduled quarterly payments of the outstanding principal balance of the term loan debt, resulting in a $5.0 million pre-tax loss reflecting the acceleration of deferred financing fees.

Benefit for income taxes represents federal, foreign, state and local income taxes. We recorded a benefit of $41.8 million in Fiscal 2018 on a pre-tax loss of $81.5 million, for an effective tax rate of 51.3%, which reflects the provisional impact of recording the tax effects associated with the 2017 Act discussed in Note 14 to the accompanying consolidated financial statements. This was offset by the impact of recording a valuation allowance on certain state deferred tax assets also discussed in Note 14 to the accompanying consolidated financial statements and accounting for the tax effects of share-based compensation discussed in Note 4 to the accompanying consolidated financial statements. In Fiscal 2017, we recorded a benefit of $346.9 million on a pre-tax loss of $1,414.2 million for a 24.5% effective tax rate. The effective annual tax rate for Fiscal 2017 is lower than the statutory federal and state tax rate primarily as $526.5 million of the impairment of goodwill is non-deductible for income tax purposes and is treated as a permanent difference.

Net loss decreased to $39.7 million in Fiscal 2018 from $1,067.3 million in the year-ago period, primarily due to the impairment of goodwill and intangible assets, net of the related income tax benefit, recorded in the year-ago period as discussed above.

Net loss per diluted common share was to $0.20 per share in Fiscal 2018 compared to a loss of $5.48 per share in the year-ago period due to lower net loss discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Fiscal 2017 Compared to Fiscal 2016

The following table summarizes our operational results and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
	(millions, except per share data)
Net sales	$6,649.8	$6,995.4	$(345.6)	(4.9)%

Cost of goods sold	(2,790.2)	(3,066.7)	276.5	9.0%
Cost of goods sold as % of net sales	42.0%	43.8%
Gross margin	3,859.6	3,928.7	(69.1)	(1.8)%
Gross margin as % of net sales	58.0%	56.2%
Other operating expenses:
Buying, distribution and occupancy expenses	(1,274.3)	(1,286.5)	12.2	0.9%
Buying, distribution and occupancy expenses as % of net sales	19.2%	18.4%
Selling, general and administrative expenses	(2,068.5)	(2,112.3)	43.8	2.1%
SG&A expenses as % of net sales	31.1%	30.2%
Acquisition and integration expenses	(39.4)	(77.4)	38.0	49.1%
Restructuring and other related charges	(81.9)	—	(81.9)	NM
Impairment of goodwill	(596.3)	—	(596.3)	NM
Impairment of intangible assets	(728.1)	—	(728.1)	NM
Depreciation and amortization expense	(384.9)	(358.7)	(26.2)	(7.3)%
Total other operating expenses	(5,173.4)	(3,834.9)	(1,338.5)	(34.9)%
Operating (loss) income	(1,313.8)	93.8	(1,407.6)	NM
Operating (loss) income as % of net sales	(19.8)%	1.3%
Interest expense	(102.2)	(103.3)	1.1	1.1%
Interest and other income, net	1.8	0.4	1.4	350.0%
Gain on extinguishment of debt	—	0.8	(0.8)	NM
Loss before benefit for income taxes	(1,414.2)	(8.3)	(1,405.9)	NM
Benefit (Provision) for income taxes	346.9	(3.6)	350.5	NM
Effective tax rate (a)	24.5%	(43.4)%
Net loss	$(1,067.3)	$(11.9)	$(1,055.4)	NM

Net loss per common share:
Basic	$(5.48)	$(0.06)	$(5.42)	NM
Diluted	$(5.48)	$(0.06)	$(5.42)	NM
_________

(a) Effective tax rate is calculated by dividing the benefit (provision) for income taxes by the loss before the benefit (provision) for income taxes.
(NM) Not meaningful.

Net sales. Net sales decreased by $345.6 million, or 4.9%, to $6,649.8 million in Fiscal 2017 from $6,995.4 million in Fiscal 2016. The decline in net sales primarily reflected a 5% decline in comparable sales which was offset in part by three additional weeks of net sales for the Premium Fashion segment in Fiscal 2017 compared to Fiscal 2016 which included only the 49-week post-acquisition period. The comparable sales decline resulted from reduced store traffic. Non-comparable sales decreased by $23.5 million, or 14.0%, to $144.2 million from $167.7 million, as discussed on a segment basis below. Wholesale, licensing and other revenues increased by $8.8 million, or 6.1%, to $152.2 million from $143.4 million. Also contributing to the decline was the 53rd week in Fiscal 2016, which represented an incremental $82 million in net sales in Fiscal 2016.

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
_______
(a) Comparable sales represent combined store comparable sales and direct channel sales. Store comparable sales generally refers to the growth of sales in stores only open in the current period and comparative calendar period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Direct channel sales refer to growth of sales from our direct channel in the current period and comparative calendar period in the prior year. Due to customer cross-channel behavior, we report a single, consolidated comparable sales metric, inclusive of store and direct channels.

Premium Fashion net sales performance in Fiscal 2017 primarily reflected:

•	a 52-week period compared to the 49-week post-acquisition period in Fiscal 2016;

•	a 7% comparable sales decline at Ann Taylor and a 4% comparable sales decline at LOFT; and

•	18 net store closures at Ann Taylor and 4 net store closures at LOFT.

Value Fashion net sales performance in Fiscal 2017 primarily reflected:

•	a 9% comparable sales decline of $88.7 million at maurices and a 5% comparable sales decline of $46.6 million at dressbarn;

•	a $22.4 million increase in non-comparable sales due to 12 net store openings at maurices, offset in part by a $19.8 million decline in non-comparable sales due to 30 net store closures at dressbarn;

•	a $34.5 million decline due to the inclusion of the 53rd week in Fiscal 2016; and

•	a $22.8 million increase in other revenues primarily due to the segment's new private label credit card program.

Plus Fashion net sales performance in Fiscal 2017 primarily reflected:

•	a 7% comparable sales decline of $67.3 million at Lane Bryant and a 4% comparable sales decline of $11.3 million at Catherines;

•	a $2.3 million decline in non-comparable sales due to 8 net store closures at Lane Bryant and 14 net store closures at Catherines;

•	a $23.0 million decline due to the inclusion of the 53rd week in Fiscal 2016; and

•	a $5.8 million decline in other revenues due to lower revenue from product sell-off and gift card breakage.

Kids Fashion net sales performance in Fiscal 2017 primarily reflected:

•	a 3% comparable sales decline of $26.3 million at Justice;

•	a $23.8 million decline in non-comparable sales caused by 37 net store closures;

•	a $24.9 million decline due to the inclusion of the 53rd week in Fiscal 2016; and

•	a $8.2 million decline in other revenues due to lower wholesale and licensing revenue.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Gross margin. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, increased by 180 basis points from 56.2% in Fiscal 2016 to 58.0% in Fiscal 2017. The increase was due to an approximate $127 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value recorded during Fiscal 2016 in our Premium Fashion segment. Excluding the prior year impact of the inventory amortization, gross margin rate was essentially flat, as improved performance at our Premium Fashion and Plus Fashion segments was offset by declines at our Value Fashion and Kids Fashion segments. On a consolidated basis, gross margin benefited from the realization of approximately $55 million in combined integration synergies and cost savings related to our ongoing supply chain integration and the cost of goods sold initiatives at its Premium Fashion segment.

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

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance reflected an approximate $127 million non-cash purchase accounting expense related to the amortization of the write-up of inventory recorded during Fiscal 2016 discussed above. Excluding the prior year impact of the inventory amortization, gross margin rate performance improved by approximately 220 basis points, reflecting significant improvement at both Ann Taylor and LOFT. Both brands benefited from realization of freight cost synergies related to our ongoing supply chain integration and the segment's cost of goods sold initiative.

•
Value Fashion gross margin rate performance declined approximately 110 basis points, resulting from a higher level of promotional selling across the segment and increased markdown requirements to maintain appropriate inventory levels on lower than expected customer demand.

•	Plus Fashion gross margin rate performance improved by approximately 120 basis points, mainly due to more effective inventory management at both Lane Bryant and Catherines.

•
Kids Fashion gross margin rate performance declined approximately 370 basis points, resulting from a higher level of promotional selling and increased markdown requirements to maintain appropriate inventory levels on lower than expected customer demand.

Buying, distribution and occupancy ("BD&O") expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $12.2 million, or 0.9%, to $1,274.3 million in Fiscal 2017 from $1,286.5 million in Fiscal 2016. BD&O expenses for the Premium Fashion segment increased by $14.7 million primarily as the results reflected a 52-week period in Fiscal 2017 compared to the 49-week post-acquisition period in Fiscal 2016. For our other segments, BD&O expenses decreased by $26.9 million primarily due to lower occupancy expenses on a reduced store count and lower performance-based compensation. On a consolidated basis, BD&O expenses also included approximately $10 million in transformation initiatives and approximately $10 million of synergies related to the ANN Acquisition associated with the consolidation of the Premium Fashion segment brands into our ecommerce fulfillment center. BD&O expenses as a percentage of net sales increased by 80 basis points to 19.2% in Fiscal 2017 from 18.4% in Fiscal 2016, primarily due to the de-leveraging effect of lower comparable sales.

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

SG&A expenses decreased by $43.8 million, or 2.1%, to $2,068.5 million in Fiscal 2017 from $2,112.3 million in Fiscal 2016. SG&A expenses for the Premium Fashion segment increased by $25.2 million primarily as the results reflected a 52-week period in Fiscal 2017 compared to the 49-week post-acquisition period in Fiscal 2016. For our other segments, SG&A expenses decreased by $69.0 million primarily due to store closures and the lower sales volume, reduced marketing expenses, lower performance-based compensation and a decrease in administrative payroll costs mainly associated with the Change for Growth program. On a consolidated basis, SG&A expenses also included approximately $85 million in synergies and transformation initiatives, primarily due to the elimination of redundant leadership and non-merchandise procurement savings. SG&A expenses as a percentage of net

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

sales increased by 90 basis points to 31.1% in Fiscal 2017 from 30.2% in Fiscal 2016, primarily due to the de-leveraging effect of lower comparable sales.

Depreciation and amortization expense increased by $26.2 million, or 7.3%, to $384.9 million in Fiscal 2017 from $358.7 million in Fiscal 2016. Depreciation and amortization expense for the Premium Fashion segment increased by $6.2 million primarily as the results reflected a 52-week period in Fiscal 2017 compared to the 49-week post-acquisition period in Fiscal 2016. For our other segments, depreciation and amortization expense increased by $20.0 million primarily due to our direct channel platform investment which was placed in service in the third quarter of Fiscal 2016 period and investments in our distribution network primarily to integrate the operations of ANN.

Operating (loss) income. Operating loss was $1,313.8 million for Fiscal 2017 compared to operating income of $93.8 million for Fiscal 2016 primarily due to the impairment of goodwill and other intangible assets, as well as the decrease in operating results discussed on a segment basis below. The operating results for Fiscal 2016 reflected an approximately $127 million non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value recorded in our Premium Fashion segment.

Operating results for our four operating segments is presented below.

	Fiscal Years Ended
	July 29, 2017	July 30, 2016	$ Change	% Change
	(millions)
Operating (loss) income:
Premium Fashion	$140.9	$13.3	$127.6	NM
Value Fashion	12.2	92.0	(79.8)	(86.7)%
Plus Fashion	15.5	36.9	(21.4)	(58.0)%
Kids Fashion	(36.7)	29.0	(65.7)	(226.6)%
Unallocated acquisition and integration expenses	(39.4)	(77.4)	38.0	49.1%
Unallocated restructuring and other related charges	(81.9)	—	(81.9)	NM
Unallocated impairment of goodwill	(596.3)	—	(596.3)	NM
Unallocated impairment of intangible assets	(728.1)	—	(728.1)	NM
Total operating (loss) income	$(1,313.8)	$93.8	$(1,407.6)	NM
_______
(NM) Not meaningful.
Premium Fashion operating income increased by $127.6 million as a result of lower non-cash purchase accounting expenses primarily due to approximately $127 million related to the write-up of inventory to fair market value recorded in Fiscal 2016. The operating results for Fiscal 2017 reflected an improvement in gross margin rate, partially offset by lower comparable sales, both discussed above. Operating expenses for Fiscal 2017 reflected lower performance-based compensation, synergies savings associated with the transition into our direct channel fulfillment center, lower occupancy expenses and a decrease in administrative payroll costs mainly associated with the Change for Growth program and integration-related activities.
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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Kids Fashion operating results decreased by $65.7 million as a result of the decreases in net sales and gross margin rate and the additional peak back-to-school week included in Fiscal 2016 as a result of the 53rd week, offset in part by a decrease in operating expenses. The impact of the additional peak back-to-school week in Fiscal 2016 was approximately $10 million. Operating expense reductions were driven by lower occupancy expenses, lower performance-based compensation and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Unallocated acquisition and integration expenses of $39.4 million for Fiscal 2017 included $14.3 million of severance and retention costs, $8.0 million of settlement charges and professional fees related to the termination of the pension plan acquired in the ANN Acquisition, and $17.1 million of other costs associated with the post-acquisition integration of ANN's operations. The $77.4 million of unallocated acquisition and integration expenses in Fiscal 2016 represents costs related to the ANN Acquisition consisting of $20.8 million of legal, consulting and investment-banking related transaction costs, $37.5 million of severance and retention-related expenses and $17.3 million of integration costs primarily to combine the operations and infrastructure of the ANN business.

Unallocated restructuring and other related charges of $81.9 million for Fiscal 2017 included $33.2 million of severance and other related expenses, $15.3 million for charges related to the fleet optimization program and $33.4 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives associated with the Change for Growth program. There was no unallocated restructuring and other related charges in Fiscal 2016.

Unallocated impairment of goodwill of $596.3 million for Fiscal 2017 reflects the write-down of the carrying values of the reporting units to their fair values and is included in our operating segments as follows: $428.9 million at our Premium Fashion segment, $107.2 million at our Value Fashion segment and $60.2 million at our Plus Fashion segment. There was no unallocated impairment of goodwill in Fiscal 2016.

Unallocated impairment of intangible assets of $728.1 million for Fiscal 2017 reflects the write down of our trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name and $161.8 million of our Lane Bryant trade name. There was no unallocated impairment of intangible assets in Fiscal 2016.

Interest expense decreased by $1.1 million to $102.2 million for Fiscal 2017. The decrease was primarily the result of the principal redemptions and repayments of the term loan during Fiscal 2017, mostly offset by a higher interest rate and an additional three weeks of interest expense on the term loan for Fiscal 2017 due to the timing of the ANN Acquisition.

Gain on extinguishment of debt. During Fiscal 2016, we repurchased $72.0 million of the outstanding principal balance of the term loan debt at an aggregate cost of $68.4 million through open market transactions, resulting in a $0.8 million pre-tax gain, net of the proportional write-off of unamortized original issuance discount and debt issuance costs of $2.8 million.

Benefit (provision) for income taxes represents federal, foreign, state and local income taxes. The benefit (provision) for income taxes increased by $350.5 million to a benefit of $346.9 million in Fiscal 2017 from a provision of $3.6 million in Fiscal 2016. Our effective tax rate was 24.5% for Fiscal 2017 and negative 43.4% for Fiscal 2016. The effective tax rate computing the benefit on the pre-tax loss for Fiscal 2017 is lower than the statutory federal and state tax rate primarily as $526.5 million of the goodwill impairment charge is non-deductible for income tax purposes and is treated as a permanent difference. The negative effective tax rate for Fiscal 2016 despite a net loss was primarily due to state and local taxes and certain expenses which were non-deductible for income tax purposes.

Net loss increased by $1,055.4 million to $1,067.3 million in Fiscal 2017 from $11.9 million in Fiscal 2016, primarily due to the impairment of goodwill and other intangible assets, as well as lower operating results discussed above.

Net loss per diluted common share increased by $5.42 to $5.48 per share in Fiscal 2017 from $0.06 per share in Fiscal 2016 due to the higher net loss discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Fiscal 2018 Compared to Fiscal 2017

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017
	(millions)
Net cash provided by operating activities	$273.9	$343.6
Net cash used in investing activities	(134.4)	(268.9)
Net cash used in financing activities	(226.2)	(120.9)
Net decrease in cash and cash equivalents	$(86.7)	$(46.2)

Net cash provided by operating activities. Net cash provided by operating activities was $273.9 million for Fiscal 2018, compared with $343.6 million during the year-ago period. Cash provided by operations was lower during Fiscal 2018 primarily due to lower net income before non-cash expenses and higher working capital outflows in Fiscal 2018, primarily related to timing of payments for store rent expense of approximately $50 million.

Net cash used in investing activities. Net cash used in investing activities for Fiscal 2018 was $134.4 million, compared with $268.9 million for the year-ago period. Net cash used in investing activities in Fiscal 2018 consisted primarily of capital expenditures of $186.3 million, offset in part by $52.1 million of proceeds from the sale of assets, which substantially reflects the redemption of cash surrender value on certain company-owned life insurance policies. Net cash used in investing activities in the year-ago period was $268.9 million, consisting primarily of capital expenditures of $258.1 million and the purchase of an intangible asset of $11.6 million.

Net cash used in financing activities. Net cash used in financing activities was $226.2 million during Fiscal 2018, consisting primarily of $225.0 million of principal repayments of our term loan debt. Net cash used in financing activities was $120.9 million during the year-ago period, consisting primarily of principal repayments of our term loan debt.

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

Net cash provided by operating activities. Net cash provided by operating activities was $343.6 million for Fiscal 2017, compared with $445.4 million during Fiscal 2016. Cash provided by operations was lower during Fiscal 2017 as lower net income and unfavorable working capital outflows related to timing of payments and lower incentive compensation accruals were offset in part by cash used for non-recurring payments made during Fiscal 2016, primarily reflecting an escrow payment of approximately $51 million for the Justice pricing litigation settlement and a payment of approximately $44 million to a former Justice executive.

Net cash used in investing activities. Net cash used in investing activities for Fiscal 2017 was $268.9 million, compared with $1,835.7 million for Fiscal 2016. Net cash used in investing activities in Fiscal 2017 consisted primarily of capital expenditures

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

of $258.1 million and the purchase of an intangible asset of $11.6 million. Net cash used in investing activities in Fiscal 2016 consisted primarily of $1,494.6 million of cash paid in the ANN Acquisition and cash used for capital expenditures of $366.5 million, partially offset by net proceeds from the sale of investments of $25.4 million.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $120.9 million during Fiscal 2017, consisting primarily of principal repayments of our term loan debt. Net cash provided by financing activities was $1,521.5 million during Fiscal 2016, consisting primarily of $1,764.0 million of borrowing under our new term loan, offset in part by net repayments of debt under our amended revolving credit agreement of $116.0 million, $77.4 million of redemptions and principal repayments of our term loan debt and $42.6 million of payments made for deferred financing costs related to the new borrowing arrangements entered into during the first quarter of Fiscal 2016.

Capital Spending

In Fiscal 2018, we had $186.3 million in capital expenditures, which included spending for non-routine capital investments including our omni-channel platform and initiatives identified with the Change for Growth program, as well as routine spending in connection with our digital initiatives, infrastructure, and our retail store network. The most significant non-routine initiatives are described below.

During Fiscal 2018, we continued to invest in initiatives that support our omni-channel capability. We completed the expansion of our Riverside, California facility to include the direct channel, as well as brick-and-mortar distribution. Additionally, during Fiscal 2018, we continued to develop technology solutions which will allow our brands to (i) provide customers a seamless omni-channel shopping experience in-store and online, (ii) integrate our marketing efforts to increase in-store and online traffic, (iii) improve product availability and fulfillment efficiency and (iv) enhance our capability to analyze transaction data to support more effective product and marketing decisions. Also, in connection with the Change for Growth program, we spent approximately $40 million in Fiscal 2018 and expect to spend approximately $30 million in Fiscal 2019 on projects to improve operational efficiency and enhance our customer-facing capabilities.
We expect that total capital spending for Fiscal 2019, including (i) routine spending, (ii) technological spending for the projects discussed above, and (iii) spending required to support the Change for Growth program, will be in the range of $180-$210 million. Our routine and non-routine capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under our Amended Revolving Credit Agreement which is defined and discussed below.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, remaining availability under our Amended Revolving Credit Agreement after taking into account outstanding borrowings, letters of credit and the collateral limitation, and available cash and cash equivalents. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of stores, investment in technological and supply chain infrastructure, acquisitions, debt servicing requirements, stock repurchases, dividends, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of liquidity will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As of August 4, 2018, approximately $44 million, or 18%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries, which represents a significant reduction in our offshore cash balance from Fiscal 2017. The 2017 Act eliminated the deferral of the U.S. tax liability on offshore earnings and profits, and subjected those earnings to tax under the Transition Tax rules that were part of the 2017 Act. The assessment of the Transition Tax meant that our offshore cash and offshore earnings could be repatriated at minimal tax cost. In the fourth quarter of Fiscal 2018, we repatriated approximately $273 million of our foreign cash back to the U.S.  Any remaining offshore cash balances are required to meet the working capital needs of the Company’s offshore businesses or are subject to foreign exchange control regulations. We continue to evaluate various alternatives for our remaining foreign held cash balances and will repatriate any excess cash balances as necessary.

As of August 4, 2018, we had $472.9 million of availability under the Amended Revolving Credit Agreement.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Debt

For a detailed description of the terms and restrictions under our amended and restated revolving credit agreement dated February 27, 2018 (the "Amended Revolving Credit Agreement") and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 12 to the accompanying consolidated financial statements.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. We were in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of August 4, 2018. The Amended Revolving Credit Agreement extends the maturity of the Company's revolving credit facility from August 2020 to the earlier of (i) 5 years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loans (unless (a) the outstanding principal amount of the Term Loans is $150 million or less and (b) the Company maintains liquidity (which can include (1) availability under the credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility) in an amount equal to the outstanding principal amount of the remaining Term Loans, as described in more detail in Note 12 to the accompanying consolidated financial statements. We believe the Amended Revolving Credit Agreement will provide sufficient liquidity to continue to support our operating needs and capital requirements for the foreseeable future.

Term Loan

For Fiscal 2018, we repaid a total of $225.0 million term loan debt of which $180.0 million was applied to future quarterly scheduled payments such that we are not required to make a quarterly payment until November of Fiscal 2021. We may from time to time seek to repay or repurchase our outstanding debt through open market transactions, privately negotiated transactions, or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

Additionally, we expect to incur cash interest expense of approximately $91 million on the Term Loan in Fiscal 2019 based on the outstanding balance and interest rates in effect as of August 4, 2018. Such interest and principal payments are expected to be funded with our cash flows from operations.

Common Stock Repurchase Program

There were no purchases of common stock during Fiscal 2018 under the repurchase program. For a complete description of our 2016 Stock Repurchase Program, see Note 16 to the accompanying consolidated financial statements.

We may from time to time continue to repurchase additional shares depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt agreements, among other factors.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS

Firm Commitments

The following table summarizes certain of our aggregate contractual obligations as of August 4, 2018, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under the Amended Revolving Credit Agreement.

	Payments Due by Period
Contractual Obligations	Fiscal 2019	Fiscal 2020- 2021	Fiscal 2022- 2023	Fiscal 2024 and Thereafter	Total
	(millions)
Long-term debt	$—	$66.5	$1,305.0	$—	$1,371.5
Interest payments on long-term debt	90.9	179.9	89.5	—	360.3
Operating leases	554.4	895.3	621.2	661.0	2,731.9
Inventory purchase commitments	810.9	0.4	—	—	811.3
Other commitments	46.2	36.6	3.2	2.3	88.3
Total	$1,502.4	$1,178.7	$2,018.9	$663.3	$5,363.3

The following is a description of our material, firmly committed contractual obligations as of August 4, 2018:

•	Long-term debt represents contractual payments of outstanding borrowings under our borrowing agreements as of August 4, 2018.

•
Interest payments on long-term debt represent interest payments related to our borrowing agreements. Interest payments on our Term Loan were calculated based on the interest rates in effect as of August 4, 2018 and the estimated outstanding balance, giving effect to the contractual repayments in future periods. Interest payments on our Amended Revolving Credit Agreement, if any, were calculated based on the outstanding balance and the interest rates in effect as of August 4, 2018, as if the borrowings remain outstanding until repayment is required at expiration in February 2023.

•
Operating lease obligations represent the estimated minimum lease rental payments for our real estate and operating equipment in various locations around the world and do not include incremental rentals based on a percentage of sales. Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved or co-tenancy requirements are not being satisfied. All future minimum rentals under these cancelable leases have been included in the above table. In addition to such amounts, we are normally required to pay taxes, insurance and occupancy costs relating to the leased real estate properties, which are not included in the table above.

•
Inventory purchase commitments represent our agreements to purchase fixed or minimum quantities of goods at determinable prices. While a portion of these commitments may be canceled at our option up to 30 days prior to the vendor’s scheduled shipment date, such commitments are generally not canceled and are included in the table above.

•
Other commitments primarily represent contractual payments related to information technology services. While these commitments may be canceled at our option for a termination fee, such commitments are generally not canceled and are included in the table above.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $69.4 million as of August 4, 2018. This liability for unrecognized tax benefits has been excluded from the above table because we cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) non-debt related amounts included in current liabilities in the consolidated balance sheet as of August 4, 2018, as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes and other miscellaneous items).

We also have certain contractual arrangements that would require us to make payments if certain circumstances occur. See Notes 15 and 18 to the accompanying consolidated financial statements for a description of our contingent commitments not included in the above table, including obligations under employment agreements.

Off-Balance Sheet Arrangements

Our off-balance sheet firm commitments, which include outstanding letters of credit amounted to approximately $27.1 million as of August 4, 2018. We do not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our operational results, financial condition and cash flows.

MARKET RISK MANAGEMENT

We are exposed to a variety of market-based risks, representing our potential exposure to losses arising from adverse changes in market rates and prices. These market risks include, but are not limited to, changes in foreign currency exchange rates relating to our Canadian operations, changes in interest rates, and changes in both the value and liquidity of our cash and cash equivalents. Consequently, in the normal course of business, we employ a number of established policies and procedures to manage such risks, including considering, at times, the use of derivative financial instruments to hedge such risks. However, as a matter of policy, we do not enter into derivative financial instruments for speculative or trading purposes. As of the end of Fiscal 2018, we did not have any outstanding derivative financial instruments.

Foreign Currency Risk Management

We currently do not have any significant risks related to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores and direct channel operations normally are transacted in U.S. dollars. In addition, our 100% owned international retail operations represent approximately 2% of our consolidated revenues for Fiscal 2018. In the future, if our international operations continue to expand, we may consider the use of forward foreign currency exchange contracts to manage any significant risks to changes in foreign currency exchange rates.

Interest Rate Risk Management

As of August 4, 2018, we had $1,371.5 million in variable-rate debt outstanding under our borrowing agreements. Accordingly, we remain subject to changes in interest rates. For each 0.125% increase or decrease in interest rates, our interest expense would increase or decrease by approximately $1.7 million, and net income would decrease or increase, respectively, by approximately $1.3 million. See Note 12 to the accompanying consolidated financial statements for a summary of the terms and conditions of our borrowing agreements.

Investment Risk Management

As of August 4, 2018, we had cash and cash equivalents of $238.9 million. We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents on deposit at overseas financial institutions as well as FDIC-insured financial institutions that were in excess of FDIC-insured limits at the end of Fiscal 2018. This represents a concentration of credit risk. While there have been no losses recorded on deposits of cash and cash equivalents to date, we cannot be assured we will not experience losses on our deposits in the future.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

CRITICAL ACCOUNTING POLICIES

The SEC's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our operational results and financial position and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. Actual results may differ from these estimates under different assumptions or conditions. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We believe that the following list represents the critical accounting policies as contemplated by FRR 60. For a discussion of all of our significant accounting policies, see Notes 3 and 4 to the accompanying consolidated financial statements.

Inventories

Retail Inventory Method

We hold inventory for sale through our retail stores and direct channel sites. All of our segments, other than Premium Fashion discussed below, use the retail inventory method of accounting, under which inventory is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventory. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.

We continuously review the inventory levels to identify slow-moving merchandise and markdowns necessary to clear slow-moving merchandise, which reduces the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative and qualitative factors, including current pricing levels and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions. Estimates of markdown requirements may differ from actual results due to changes in quantity, quality and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions. Our historical estimates of these costs and the markdown provisions have not differed materially from actual results.

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

To assist management in the process of determining goodwill impairment, we review and consider an appraisal from an independent valuation firm. Estimates of fair value are determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projected future cash flows and the timing of those cash flows, discount rates reflecting the risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables. Estimating the fair value is judgmental in nature, which could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

The fair values of the reporting units are determined using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method and guideline transaction method). We believe that the income approach is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Therefore, a greater weighting was applied to the income approach than the market approach.

The assessment is performed at the reporting unit level. The reporting units identified for the purpose of goodwill impairment assessment for all periods presented are ANN, Justice, Lane Bryant, maurices, dressbarn and Catherines, each of which represents the lowest level where discrete financial information is available and is regularly reviewed by segment managers.

Fiscal 2018 Impairment Assessment

In the fourth quarter of Fiscal 2018, we performed our annual impairment assessment (the "Fiscal 2018 Valuation"). While dressbarn does not have goodwill or indefinite-lived intangible assets and the fair values of ANN, Lane Bryant, and Justice were all significantly in excess of their respective book values, the fair values of the maurices and Catherines reporting units exceeded their book values by less than 15% and are discussed below. In addition, while the fair value of most of our indefinite-lived intangible assets significantly exceeded their respective book values, the fair values of the LOFT and maurices trade names exceeded their respective book value by approximately 15% or less.

maurices and Catherines Fair Values

The Fiscal 2018 Valuation indicated maurices fair value exceeded its carrying value by approximately 14% and that the Catherines fair value approximated its carrying value. As of August 4, 2018, maurices and Catherines had a goodwill balance of $93.5 million and $49.3 million, respectively.

Significant assumptions underlying the discounted cash flows included: a weighted average cost of capital ("WACC") of 14.0% for both maurices and Catherines, which was determined from relevant market comparisons and adjusted for specific risks; operating income margin of mid-to-high single digits and a terminal growth rate of 2%. Material changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in WACC rate would increase/decrease the fair value by approximately $24 million at maurices and $5 million at Catherines. A hypothetical 1% change in the operating income percentages in all periods would increase/decrease the fair value by approximately $58 million at maurices and $17 million at Catherines. Finally, a hypothetical 1% change in the terminal growth rate would increase/decrease the fair value by approximately $15 million at maurices and $3 million at Catherines.

LOFT and maurices Trade Names

The Fiscal 2018 Valuation indicated the fair value of our LOFT and maurices trade names exceeded their carrying value by approximately 15% and 11%, respectively. As of August 4, 2018, LOFT and maurices had trade name balances of $200.0 million and $89.0 million, respectively.

Significant assumptions underlying the discounted cash flows included the WACC and the royalty rate. The WACC selected was 14.5% for both trade names, which was determined from relevant market comparisons and adjusted for specific risks. The royalty rate for the LOFT trade name was 2.0% and for the maurices trade name was 1.5%. The royalty rate selection was based on consideration of rates paid within third-party licensing transactions involving similar assets as well as an analysis of the profit margins expected to be generated by each brand. Material changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in WACC rate would increase/decrease the fair value by approximately $20 million at LOFT and $10 million at maurices. A hypothetical 0.5% change in the royalty rate would change the fair value by approximately $60 million at LOFT and $30 million at maurices.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

General

It is possible that a shortfall in the cash flows from the amounts estimated in the Fiscal 2018 Valuation may result in a future impairment loss. As discussed earlier in Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview, our brick and mortar store traffic remained a headwind for most of Fiscal 2018 and competition for consumer spending remains strong. As a result, we expect a highly promotional operating environment to continue into Fiscal 2019. Accordingly, we will continue to monitor macroeconomic conditions, industry and market trends and entity-specific risks and evaluate their impact on the valuation of our reporting units. For example, if we continue to experience sustained periods of declines or shifts in consumer spending, or fail to realize the anticipated cost savings from the Change for Growth Program, it could adversely impact the long-term assumptions used in the Fiscal 2018 Valuation. Such trends may also have a negative impact on other key assumptions used in the Fiscal 2018 Valuation, including anticipated gross margin and operating income margin, as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. We will conduct the 2019 assessment of goodwill and intangible assets as of the beginning of the fourth quarter of Fiscal 2019, unless other indicators warrant an interim assessment.

Should declines in our performance occur, or if our expectations regarding future performance decline, these conditions could adversely impact the valuation of our goodwill and/or other indefinite-lived intangible assets, particularly at the maurices and Catherines reporting units and the LOFT and maurices trade names, but also at our other reporting units and indefinite-lived intangible assets that exceeded or substantially exceeded their respective carrying values and we may be required to undertake impairment testing earlier than the fourth quarter of Fiscal 2019.  These declines could also adversely impact our other long-lived assets, such as property and equipment, as well as our ability to realize our deferred tax assets.  Such changes, if material, may require us to incur additional material impairment charges for such goodwill and/or other indefinite-lived intangible assets and property and equipment, and may also require us to write-off all or a portion of our deferred tax assets in future periods.

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

In determining future cash flows, we take various factors into account, including changes in merchandising strategy, the emphasis on retail store cost controls, the effects of macroeconomic trends such as consumer spending, and the impacts of more experienced retail store managers and increased local advertising. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations.

During Fiscal 2018, Fiscal 2017 and Fiscal 2016, we recorded non-cash impairment charges of $34.0 million, $21.6 million and $13.3 million, respectively, to reduce the net carrying value of certain long-lived tangible assets to their estimated fair value. Additionally, we incurred incremental store impairment charges of $15.2 million and $14.0 million in Fiscal 2018 and 2017, respectively, in connection with the Change for Growth program, which are included within Restructuring and other related charges. There have been no impairment losses recorded on our finite-lived intangible assets for any of the periods presented. See Note 9 to the accompanying consolidated financial statements for a further discussion on impairments of long-lived assets.

Income Taxes

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets and liabilities, current taxes payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year, and include the results of any differences between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carry forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. We account for the financial effect of changes in tax laws or rates in the period of enactment.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. This determination requires significant judgment by management. Tax valuation allowances are analyzed quarterly and adjusted as events occur, or circumstances change, that warrant adjustments to those balances. If we continue to experience sustained periods of unexpected declines in consumer spending, or fail to realize the anticipated cost savings from the Change for Growth Program, it could adversely impact our assessment of the realization of deferred tax assets. Such changes, if material, may require us to write-off all or a portion of our deferred tax assets in future periods.

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

In December 2017, the 2017 Tax Cuts and Jobs Act (the "2017 Act") was signed into law. The 2017 Act makes broad and complex changes to the U.S. tax code that began to affect us in Fiscal 2018 and beyond. We are still in the process of determining the full impact of the 2017 Act; however, based on our current interpretation of the 2017 Act, we made reasonable estimates to record provisional amounts during Fiscal 2018. In that regard, the SEC staff issued Staff Accounting Bulletin Number 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the 2017 Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Act. The determinations made in applying the 2017 Act require significant judgment by management. We will continue to refine our estimates within the measurement period allowed, which will be completed no later than the second quarter of Fiscal 2019. See Note 14 to the accompanying consolidated financial statements for further discussion.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 4 to the accompanying consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our financial statements in future reporting periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of our exposure to, and management of our market risks, see “Market Risk Management” in Item 7 included elsewhere in this Annual Report on Form 10-K and incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Ascena Retail Group, Inc. and subsidiaries are filed together with this report, as indexed on page F-1 of this Annual Report on Form 10-K, and incorporated by reference herein.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. The report is included elsewhere in this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended August 4, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our last fiscal year. We have adopted a Code of Ethics for the Chief Executive Officer and Senior

Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.ascenaretail.com, and can be found by clicking on “For Investors,” then under the Investors Relations pull-down menu, click on "Corporate Governance," then click the link for the “Code of Ethics for Senior Financial Officers.” We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on our website, www.ascenaretail.com. We undertake to provide to any person a copy of this Code of Ethics upon request to our Secretary at our principal executive offices, 933 MacArthur Boulevard, Mahwah, NJ 07430.

Item 11.     Executive Compensation.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our last fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans under which the Company's equity securities are authorized for issuance as of August 4, 2018:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1))
Equity compensation plans approved by security holders	19,307,945	$8.97	9,739,708
Equity compensation plans not approved by security holders	—	—	—
Total	19,307,945	$8.97	9,739,708
_______

(1) In November 2015, the Board of Directors approved the amendment and restatement of the Company’s 2010 Stock Incentive Plan, as amended in December 2012 (the "2010 Stock Incentive Plan"). The amended and restated 2010 Stock Incentive Plan (the “2016 Omnibus Incentive Plan”) was approved by the Company’s shareholders and became effective on December 10, 2015. All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s 2016 Omnibus Incentive Plan.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The index to the financial statements and financial statement schedules are filed as a part of this report on page F-1 and incorporated by reference herein.

(b) List of Exhibits

The following exhibits are filed as part of this Report and except Exhibits 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference from the sources shown.

Exhibit Number	Description
3(i).1	Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc. is incorporated by reference to Annex II to the Proxy Statement dated November 18, 2010 (File No. 333-168953).

3(i).2
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc. is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 3, 2011 (File No. 333-168953).

3(ii).1	Amended and Restated By-Laws of Ascena Retail Group, Inc., adopted March 4, 2015, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 6, 2015.

3(ii).2	Amendment to Amended and Restated By-Laws of Ascena Retail Group, Inc., adopted November 2, 2015, is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 3, 2015.

10.1	Ascena Retail Group, Inc., 2016 Omnibus Incentive Plan is incorporated by reference to Annex A to the Proxy Statement dated November 3, 2015.*

10.2	Amended and Restated Executive 162(m) Bonus Plan, effective as of December 12, 2013, is incorporated by reference to Annex A to the Proxy Statement dated November 5, 2013.*

10.3	Employment Agreement dated May 2, 2002 with Elliot S. Jaffe is incorporated by reference to Exhibit 10(u)(u) to the Form 10-K filed for the fiscal year ended July 27, 2002 (File No. 000-11736).*

10.4	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe is incorporated by reference to Exhibit 99.1 to the Form 8-K filed on July 13, 2006 (File No. 000-11736).*

10.5	Employment Letter dated January 23, 2015 with John Pershing is incorporated by reference to Exhibit 10.6 to the Form 10-K filed for the fiscal year ended July 25, 2015.*

10.6	Employment Letter dated July 20, 2015 with Robb Giammatteo is incorporated by reference to Exhibit 10.7 to the Form 10-K filed for the fiscal year ended July 25, 2015.*

10.7	Supplemental Retirement Benefit Agreement dated August 29, 2006 with Mrs. Roslyn Jaffe is incorporated by reference to Exhibit 99.1 to the Form 8-K filed on August 30, 2006 (File No. 000-11736).*

10.8
Form of Indemnification Agreement, adopted January 1, 2011, for Members of the Board of Directors and certain executive officers is incorporated by reference to Exhibit 10.24 to the Form 10-K filed for the fiscal year ended July 30, 2011.*

10.9
Fifth Amendment and Restatement Agreement dated and effective as of February 27, 2018, among the Company, the Borrowing Subsidiaries party thereto, the Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, together with the exhibits and schedules thereto, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 5, 2018.

10.10
Term Credit Agreement dated as of August 21, 2015 among the Company, AnnTaylor Retail, Inc., the Lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 27, 2015.

10.11	Employment Letter dated October 4, 2016 with Brian Lynch is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2016.*

10.12
Ascena Retail Group, Inc. Transformation Bonus Program Terms and Conditions under the Ascena Retail Group, Inc. 2016 Omnibus Incentive Plan (as Amended and Restated effective December 10, 2015) effective as of March 30, 2017, is incorporated by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended July 29, 2017.*

Exhibit Number	Description
10.13
Form of Award Agreement pursuant to the Ascena Retail Group, Inc. Transformation Bonus Program under the 2016 Omnibus Incentive Plan (as Amended and Restated effective December 10, 2015) effective as of March 30, 2017, is incorporated by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended July 29, 2017.*

10.14
Amended and Restated Credit Card Program Agreement dated April 28, 2017, by and between Ascena Retail Group, Inc. and Capital One, National Association, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the fiscal quarter ended April 29, 2017.

10.15	Ascena Retail Group, Inc. Executive Severance Plan, Amended and Restated effective as of June 8, 2017, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 8, 2017.*

10.16	Employment Letter dated July 29, 2017 with David Jaffe is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2017.*

10.17	Employment Letter dated June 12, 2017 with Brian Lynch is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2017.*

10.18	Employment Letter dated June 1, 2017 with Gary Muto is incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 1, 2017.*

10.19	Employment Letter dated August 23, 2017 with Dan Lamadrid is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 28, 2017.*

14
Code of Ethics for the Chief Executive Officer and Senior Financial Officers is incorporated by reference to Exhibit 14 to the Form 10-K filed for the fiscal year ended July 26, 2003 (File No. 000-11736).

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

Ascena Retail Group, Inc.

Date: September 24, 2018	by	/s/ DAVID JAFFE
David Jaffe
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID JAFFE
David Jaffe	Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	September 24, 2018

/s/ ROBB GIAMMATTEO
Robb Giammatteo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 24, 2018

/s/ DAN LAMADRID
Dan Lamadrid	Senior Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	September 24, 2018

/s/ KATIE J. BAYNE
Katie J. Bayne	Director	September 24, 2018

/s/ KATE BUGGELN
Kate Buggeln	Director	September 24, 2018

/s/ STEVEN L. KIRSHENBAUM
Steven L. Kirshenbaum	Director	September 24, 2018

/s/ KATHERINE L. KRILL
Katherine L. Krill	Director	September 24, 2018

/s/ MARC LASRY
Marc Lasry	Director	September 24, 2018

/s/ RANDY L. PEARCE
Randy L. Pearce	Director	September 24, 2018

/s/ STACEY RAUCH
Stacey Rauch	Director	September 24, 2018

/s/ CARL S. RUBIN
Carl S. Rubin	Director	September 24, 2018

/s/ JOHN L. WELBORN, JR.
John L. Welborn, Jr.	Director	September 24, 2018

/s/ LINDA YACCARINO
Linda Yaccarino	Director	September 24, 2018

ASCENA RETAIL GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All schedules are omitted because either they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	August 4, 2018	July 29, 2017
	(millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$238.9	$325.6
Inventories	622.9	639.3
Prepaid expenses and other current assets	248.5	157.4
Total current assets	1,110.3	1,122.3
Property and equipment, net	1,205.3	1,437.6
Goodwill	683.0	683.0
Other intangible assets, net	516.0	532.4
Other assets	55.9	96.2
Total assets	$3,570.5	$3,871.5

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$437.6	$411.6
Accrued expenses and other current liabilities	326.3	352.9
Deferred income	121.7	121.5
Income taxes payable	5.1	7.1
Current portion of long-term debt	—	44.0
Total current liabilities	890.7	937.1
Long-term debt	1,328.7	1,494.1
Lease-related liabilities	315.2	348.3
Deferred income taxes	29.6	79.3
Other non-current liabilities	207.8	191.7
Total liabilities	2,772.0	3,050.5

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.01 per share; 196.3 and 195.1 million shares issued and outstanding	2.0	2.0
Additional paid-in capital	1,088.2	1,068.2
Accumulated deficit	(278.8)	(238.8)
Accumulated other comprehensive loss	(12.9)	(10.4)
Total equity	798.5	821.0
Total liabilities and equity	$3,570.5	$3,871.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
	(millions, except per share data)
Net sales	$6,578.3	$6,649.8	$6,995.4
Cost of goods sold	(2,786.8)	(2,790.2)	(3,066.7)
Gross margin	3,791.5	3,859.6	3,928.7

Other operating expenses:
Buying, distribution and occupancy expenses	(1,281.1)	(1,274.3)	(1,286.5)
Selling, general and administrative expenses	(2,036.7)	(2,068.5)	(2,112.3)
Acquisition and integration expenses	(5.4)	(39.4)	(77.4)
Restructuring and other related charges	(78.5)	(81.9)	—
Impairment of goodwill	—	(596.3)	—
Impairment of intangible assets	—	(728.1)	—
Depreciation and amortization expense	(355.5)	(384.9)	(358.7)
Total other operating expenses	(3,757.2)	(5,173.4)	(3,834.9)
Operating income (loss)	34.3	(1,313.8)	93.8

Interest expense	(113.0)	(102.2)	(103.3)
Interest and other income, net	2.2	1.8	0.4
(Loss) gain on extinguishment of debt	(5.0)	—	0.8
Loss before benefit (provision) for income taxes	(81.5)	(1,414.2)	(8.3)
Benefit (provision) for income taxes	41.8	346.9	(3.6)
Net loss	$(39.7)	$(1,067.3)	$(11.9)

Net loss per common share:
Basic	$(0.20)	$(5.48)	$(0.06)
Diluted	$(0.20)	$(5.48)	$(0.06)

Weighted average common shares outstanding:
Basic	196.0	194.8	192.2
Diluted	196.0	194.8	192.2

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
	(millions)
Net loss	$(39.7)	$(1,067.3)	$(11.9)
Other comprehensive (loss) income, net of tax:
Net actuarial loss on a defined benefit pension plan, net of income tax benefit of $0.4 million and $2.5 million, respectively	—	(0.7)	(3.8)
Foreign currency translation adjustment	(2.5)	3.5	(1.3)
Total other comprehensive (loss) income before reclassification	(2.5)	2.8	(5.1)
Reclassification of settlement charges for ANN's pension plan, net of income tax benefit of $2.9 million	—	4.5	—
Total comprehensive loss	$(42.2)	$(1,060.0)	$(17.0)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
	(millions)
Cash flows from operating activities:
Net loss	$(39.7)	$(1,067.3)	$(11.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	355.5	384.9	358.7
Deferred income tax benefit	(47.1)	(371.3)	(26.8)
Deferred rent and other occupancy costs	(47.1)	(62.7)	(74.4)
Loss (gain) on extinguishment of debt	5.0	—	(0.8)
Gain on sale of fixed assets	(1.6)	—	—
Amortization of acquisition-related inventory write-up	—	—	126.9
Stock-based compensation expense	19.8	24.5	26.2
Impairment of tangible assets	49.2	35.6	13.3
Impairment of goodwill	—	596.3	—
Impairment of other intangible assets	—	728.1	—
Non-cash interest expense	11.9	12.1	11.3
Other non-cash expense (income), net	0.2	10.9	(0.9)
Excess tax benefits from stock-based compensation	—	—	(1.5)
Changes in operating assets and liabilities:
Inventories	16.4	10.0	111.4
Accounts payable, accrued liabilities and income taxes payable	(11.2)	(26.0)	(133.6)
Deferred income	13.0	15.6	7.8
Lease-related liabilities	20.9	31.4	52.5
Other balance sheet changes, net	(71.3)	21.5	(12.8)
Net cash provided by operating activities	273.9	343.6	445.4

Cash flows from investing activities:
Cash paid for the acquisition of ANN INC., net of cash acquired	—	—	(1,494.6)
Capital expenditures	(186.3)	(258.1)	(366.5)
Acquisition of intangible assets	—	(11.6)	—
Proceeds from the sale of assets	14.6	—	—
Purchases of investments	—	—	(1.1)
Proceeds from the settlement of corporate-owned life insurance policies	37.5	—	—
Proceeds from sales and maturities of investments	—	0.8	26.5
Other investing activities	(0.2)	—	—
Net cash used in investing activities	(134.4)	(268.9)	(1,835.7)

Cash flows from financing activities:
Proceeds from revolver borrowings	553.5	1,221.9	1,510.5
Repayments of revolver borrowings	(553.5)	(1,221.9)	(1,626.5)
Proceeds from term loan, net of original issue discount	—	—	1,764.0
Redemptions and repayments of term loan	(225.0)	(122.5)	(77.4)
Payment of deferred financing costs	(1.3)	—	(42.6)
Purchases and retirements of common stock	—	—	(18.6)
Proceeds from stock options exercised and employee stock purchases	0.4	1.6	10.6
Tax payments related to share-based awards	(0.3)	—	—
Excess tax benefits from stock-based compensation	—	—	1.5
Net cash (used in) provided by financing activities	(226.2)	(120.9)	1,521.5

Net (decrease) increase in cash and cash equivalents	(86.7)	(46.2)	131.2
Cash and cash equivalents at beginning of year	325.6	371.8	240.6

Cash and cash equivalents at end of year	$238.9	$325.6	$371.8

 See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
	(millions)
Balance, July 25, 2015	163.2	$1.6	$669.8	$859.3	$(12.6)	$1,518.1
Net loss	—	—	—	(11.9)	—	(11.9)
Common stock issued in connection with the acquisition of ANN INC.	31.2	0.3	344.6	—	—	344.9
Total other comprehensive loss	—	—	—	—	(5.1)	(5.1)
Shares issued and equity grants made pursuant to stock-based compensation plans	1.9	—	35.9	—	—	35.9
Purchases and retirements of common stock	(2.1)	—	—	(18.6)	—	(18.6)
Balance, July 30, 2016	194.2	1.9	1,050.3	828.8	(17.7)	1,863.3
Net loss	—	—	—	(1,067.3)	—	(1,067.3)
Total other comprehensive income	—	—	—	—	7.3	7.3
Shares issued and equity grants made pursuant to stock-based compensation plans	0.9	0.1	17.9	—	—	18.0
Other	—	—	—	(0.3)	—	(0.3)
Balance, July 29, 2017	195.1	2.0	1,068.2	(238.8)	(10.4)	821.0
Net loss	—	—	—	(39.7)	—	(39.7)
Total other comprehensive loss	—	—	—	—	(2.5)	(2.5)
Shares issued and equity grants made pursuant to stock-based compensation plans	1.2	—	20.0	—	—	20.0
Other	—	—	—	(0.3)	—	(0.3)
Balance, August 4, 2018	196.3	$2.0	$1,088.2	$(278.8)	$(12.9)	$798.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation, is a leading national specialty retailer of apparel for women and tween girls. The Company's operations consist of its direct channel operations and approximately 4,600 stores throughout the United States, Canada and Puerto Rico. The Company had annual revenues for the fiscal year ended August 4, 2018 of approximately $6.6 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company operates its business in four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. All of our segments sell fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our segments consist of specialty retail, outlet and direct channel as well as licensed franchises in international territories at our Kids Fashion segment. Our Premium Fashion segment consists of our Ann Taylor and LOFT brands; our Value Fashion segment consists of our maurices and dressbarn brands; our Plus Fashion segment consists of our Lane Bryant and Catherines brands; and our Kids Fashion segment consists of our Justice brand.

The Company's brands had the following store counts as of August 4, 2018: Ann Taylor 304 stores; LOFT 672 stores; maurices 972 stores; dressbarn 730 stores; Lane Bryant 749 stores; Catherines 348 stores; and Justice 847 stores.

2. Basis of Presentation

Basis of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and present the financial position, operational results, comprehensive loss and cash flows of entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include: evaluation of goodwill and other intangible assets for impairment; the realizability of inventory; impairments of long-lived tangible assets; and the realizability of deferred tax assets.

Fiscal Year

Fiscal year 2018 ended on August 4, 2018 and reflected a 53-week period (“Fiscal 2018") as the Company conformed its fiscal periods to the National Retail Federation calendar; fiscal year 2017 ended on July 29, 2017 and reflected a 52-week period (“Fiscal 2017"); and fiscal year 2016 ended on July 30, 2016 and reflected a 53-week period (“Fiscal 2016”). All references to “Fiscal 2019” reflect a 52-week period that will end on August 3, 2019.

The Company's Premium Fashion segment, which historically has followed the National Retail Federation calendar, recognized an additional week during the second quarter of Fiscal 2018, consistent with other retail companies already on that calendar. The Company's Value Fashion, Plus Fashion, and Kids Fashion segments recognized the 53rd week in the fourth quarter of Fiscal 2018 due to reporting systems constraints.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Direct channel revenue from sales of products ordered through the Company’s retail internet sites are recognized upon delivery and receipt of the shipment by our customers. Such revenue is reduced by an estimate of returns.

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable. Reserves for estimated product returns were $19.9 million and $18.1 million as of August 4, 2018 and July 29, 2017, respectively.

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

In addition to retail-store, direct channel and third-party sales, the Company's segments recognize revenue from (i) licensing arrangements with franchised stores, (ii) royalty payments received under license agreements for the use of their trade name and (iii) credit card agreements as it is earned in accordance with the terms of the underlying agreements.

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

Shipping and Fulfillment

Shipping and fulfillment fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as a component of COGS. Costs associated with preparing the merchandise for shipping, such as picking, packing, warehousing and order charges ("fulfillment expense") are recorded as a component of BD&O expenses. Fulfillment expense was approximately $53.4 million in Fiscal 2018, $41.0 million in Fiscal 2017 and $50.5 million in Fiscal 2016.

Marketing and Advertising Costs

Marketing and advertising costs are included in SG&A expenses. Marketing and advertising costs are expensed when the advertisement is first exhibited. Marketing and advertising expenses were $265.1 million for Fiscal 2018, $269.1 million for Fiscal 2017 and $270.6 million for Fiscal 2016. Deferred marketing and advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were not material at the end of either Fiscal 2018, Fiscal 2017 or Fiscal 2016.

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

The Company recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses also result from intercompany loans made to foreign subsidiaries that are not of a long-term investment nature and include amounts realized on the settlement of certain intercompany loans with foreign subsidiaries. Net losses (gains) from foreign currency transactions were $1.1 million in Fiscal 2018, $(0.4) million in Fiscal 2017 and $1.5 million in Fiscal 2016. Such amounts are recognized in earnings and included within Interest income and other income, net in the accompanying consolidated statements of operations.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Incentive Plans

The Company maintains a long-term cash incentive program ("LTIP") which entitles the holder to a cash payment equal to a target amount earned at the end of a performance period and is subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a one or three-year performance period. Compensation expense for the LTIP is recognized over the related performance periods based on the expected achievement of the performance goals.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less and receivables from financial institutions related to credit card purchases due to the high-credit quality and short time frame for settlement of the outstanding amounts.

Concentration of Credit Risk

The Company maintains cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents on deposit at overseas financial institutions as well as at financial institutions that were in excess of FDIC-insured limits at August 4, 2018.

Inventories

Retail Inventory Method

We hold inventory for sale through our retail stores and direct channel sites. All of the Company's segments, other than our Premium Fashion segment discussed below, use the retail inventory method of accounting, under which inventory is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and the resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.

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

Goodwill and certain other intangible assets deemed to have indefinite useful lives, including trade names and certain franchise rights, are not amortized but assessed for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. Such assessment is performed using a quantitative approach at the reporting unit level. The reporting units identified for the purpose of the goodwill impairment assessment for all periods presented are ANN, maurices, dressbarn, Lane Bryant, Catherines and Justice, each of which represents the lowest level where discrete financial information is available and is regularly reviewed by segment managers.

For Fiscal 2016, the annual impairment assessment was performed as of the first day of the fourth quarter and was determined using a two-step process. The first step of the goodwill impairment test was to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not to be impaired and performance of the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit was then allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

In Fiscal 2017, the Company adopted Accounting Standards Update ("ASU") 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. Under the new guidance, the Company evaluates assets for potential impairment, and then determines goodwill impairment by comparing

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the reporting unit's fair value to its carrying value. A goodwill impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. This approach was also utilized for Fiscal 2018.

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

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability and employee healthcare benefits. Liabilities associated with these risks are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop-loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of August 4, 2018 and July 29, 2017, these reserves were $69.2 million and $73.1 million, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, its workers’ compensation plan and its general liability plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. The Company’s stop-loss insurance coverage limit for individual claims under these policies is $750,000 for medical claims, $500,000 for workers' compensation claims and $150,000 for general liability claims. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

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

4. Recently Issued Accounting Standards

Recently adopted standards

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification in the statement of cash flows. The new standard requires excess tax benefits and shortfalls to be recorded within the provision for income taxes in the consolidated statements of operations in the period they are realized. The impact of this change depends on changes in the Company's stock price and the timing of the exercise of stock options and the vesting of restricted stock units, so the full effect of the standard is not able to be quantified. However, the recognition of these changes within the consolidated statements of operations will likely result in increased volatility of our provision for income taxes and earnings. The Company adopted the guidance on a prospective basis in the first quarter of Fiscal 2018, and has recognized additional non-cash income tax expense of approximately $5.4 million in Fiscal 2018. Finally, in connection with the new standard, the Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards rather than accounting for forfeitures when they occur. The other amendments of the standard are not expected to have a material impact on the Company's consolidated financial statements.

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

The Company has substantially completed its evaluation of the impact that adopting ASU 2014-09 will have on its consolidated financial statements and notes thereto. Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue streams (its retail store and direct channel businesses) and related timing of revenue recognition thereof,

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

will remain substantially unchanged. However, the new standard changes the accounting for certain of its customer loyalty and credit card programs. Under the new standard, the Company will account for its customer loyalty programs using a deferred revenue model which will defer revenue at the estimated fair value as the loyalty points are earned, as opposed to recording an expense in Cost of goods sold, and then recognize the revenue when the loyalty points are redeemed. Additionally, the Company will account for finance charges and other income under its credit card programs as variability is resolved. As a result, the Company currently expects to record a cumulative adjustment to opening retained earnings in Fiscal 2019 of approximately $5 million.

Beginning in Fiscal 2019, the new standard requires the Company to make immaterial financial statement presentation changes related to its customer loyalty program and sales return reserve on a prospective basis. The adoption of this ASU will also result in enhanced footnote disclosure requirements during the first quarter of Fiscal 2019 including certain balance sheet activity and unsatisfied performance obligations related to certain promotional programs, primarily gift cards.

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The guidance may be applied retrospectively to each period presented or with the cumulative effect recognized as of the initial date of application. The Company is currently evaluating which transition method it will use to adopt the new guidance. The Company does not expect that the guidance will have a significant impact on its consolidated statements of cash flows and is currently evaluating the guidance and its impact on its other consolidated financial statements, but expects that it will result in a significant increase to its long-term assets and short-term and long-term liabilities. The Company is also in the process of testing its lease administration system and is identifying changes to its business processes and controls to support adoption of the new standard in Fiscal 2020.

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

In connection with the acquisition, the Company expensed $20.8 million of transaction costs during Fiscal 2016 which are included within Acquisition and integration expenses in the Company’s accompanying consolidated statements of operations. In addition, the Company expensed $126.9 million during Fiscal 2016 related to the amortization of the write-up of ANN's inventory to its fair value which is included within Cost of goods sold in the consolidated statements of operations. The results of ANN for the post-acquisition period from August 22, 2015 to July 30, 2016 included in the Company’s accompanying consolidated statement of operations for Fiscal 2016 consist of the following:

For the period from August 22, 2015 to July 30, 2016
(millions)
Net sales	$2,330.9
Net loss	$(40.3)

The following pro forma information has been prepared as if the ANN Acquisition and the issuance of stock and debt to finance the acquisition had occurred as of the beginning of Fiscal 2015:

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal year ended July 30, 2016
(millions, except per share data) (unaudited)
Pro forma net sales	$7,119.1
Pro forma net income	$70.3
Pro forma net income per common share:
Basic	$0.36
Diluted	$0.36

The pro forma amounts reflect the historical operational results for ascena as well as those of ANN for the three-week stub period preceding the close of the transaction on August 21, 2015. The pro forma amounts also reflect the effect of pro forma adjustments of $82.2 million, net of taxes. The adjustments primarily reflect transaction costs and the amortization of the fair value adjustment to inventory, which are currently included in the reported results and are excluded from the Fiscal 2016 pro forma amounts due to their non-recurring nature.
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

6. Goodwill and Other Intangible Assets

Goodwill

The following details the changes in goodwill for each reportable segment:

	Premium Fashion (a)	Value Fashion (a)	Plus Fashion (b)	Kids Fashion	Total
	(millions)
Balance at July 30, 2016	$733.9	$200.7	$175.3	$169.4	$1,279.3
Impairment losses	(428.9)	(107.2)	(60.2)	—	(596.3)
Balance at July 29, 2017	305.0	93.5	115.1	169.4	683.0
Impairment losses	—	—	—	—	—
Balance at August 4, 2018	$305.0	$93.5	$115.1	$169.4	$683.0

 (a) The impairment loss for Fiscal 2017 represents the accumulated impairment loss at the ANN reporting unit and the maurices reporting unit as of August 4, 2018 and July 29, 2017.
 (b) The impairment loss for Fiscal 2017 represents impairment charges at the Lane Bryant reporting unit. The accumulated impairment loss at the Lane Bryant reporting unit was $321.9 million as of August 4, 2018 and July 29, 2017.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	August 4, 2018			July 29, 2017
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization (a):	(millions)
Proprietary technology	$5.3	$(5.3)	$—	$5.3	$(5.3)	$—
Customer relationships	54.2	(41.9)	12.3	54.2	(32.4)	21.8
Favorable leases	38.2	(21.3)	16.9	38.2	(14.4)	23.8
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	103.0	(73.8)	29.2	103.0	(57.4)	45.6
Intangible assets not subject to amortization:
Brands and trade names (b)	475.9	—	475.9	475.9	—	475.9
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	486.8	—	486.8	486.8	—	486.8
Total intangible assets	$589.8	$(73.8)	$516.0	$589.8	$(57.4)	$532.4
________
(a)  There were no finite-lived intangible asset impairment losses recorded for any of the periods presented.
(b) The Company recorded impairment charges related to trade names during Fiscal 2017, as discussed below.

Amortization

The Company recognized amortization expense on finite-lived intangible assets, excluding favorable leases discussed below, of $9.5 million in Fiscal 2018, $12.5 million in Fiscal 2017 and $17.2 million in Fiscal 2016, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations. The Company amortizes customer relationships recognized as part of the ANN Acquisition over five years based on the pattern of revenue expected to be generated from the use of the asset.

The expected amortization of customer relationships is as follows:

Expected Amortization
(millions)
2019	$7.0
2020	5.3
Total	$12.3

Favorable leases are amortized into either Buying, distribution and occupancy expenses or Selling, general and administrative expenses over a weighted-average lease term of approximately four years. The Company recognized amortization expense on favorable leases of $6.9 million in Fiscal 2018 and $7.3 million in Fiscal 2017. The expected amortization for each of the next five fiscal years is as follows: Fiscal 2019: $6.4 million; Fiscal 2020: $5.6 million; Fiscal 2021: $2.4 million; Fiscal 2022: $1.6 million; and Fiscal 2023 and thereafter: $0.9 million.

Goodwill and Other Indefinite-lived Intangible Assets Impairment Assessment

As discussed in Note 3, the Company performs its annual impairment assessment of goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. Based on the results of the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets for Fiscal 2018, no impairment charges were deemed necessary.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2017 Interim Impairment Assessment

The third quarter of Fiscal 2017 marked the continuation of the challenging market environment in which the Company competes. Lower than expected comparable sales for the third quarter, along with a reduced comparable sales outlook for the fourth quarter led the Company to significantly reduce its level of forecasted earnings for Fiscal 2017 and future periods. The Company concluded that these factors, as well as the decline in the Company's stock price, represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the third quarter of Fiscal 2017 (the "Interim Test").

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

The projections used in the Interim Test reflect lower assumptions across certain key areas as a result of lower-than-expected performance and a sustained challenging retail environment. In particular, sales growth assumptions were significantly lowered to reflect the shortfall in actual results versus those previously projected, reflecting the uncertainty of future comparable sales given the sector's dynamic change. The lower sales outlook resulted in a significant reduction in fair market value compared to the prior valuation performed in Fiscal 2016. Based on the results of the impairment assessment, the fair value of its Catherines reporting unit substantially exceeded its carrying value and was not at risk of impairment, while its Justice reporting unit only exceeded its carrying value by 8%.

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

7. Restructuring and Other Related Charges

In Fiscal 2017, the Company announced that it was beginning a multi-year transformation plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). In Fiscal 2017, the Company (i) refined its operating model to increase the focus on key customer segments, (ii) developed initiatives which will optimize the flow of product through the Company's distribution channels, including direct channel and its brick-and-mortar retail locations, (iii) consolidated certain support functions into its brand services group, including Human Resources, Real Estate, Non-Merchandise Procurement, and Asset Protection, and (iv) began a review of its store fleet with the goal of reducing the number of under-performing stores through either rent reductions or store closures, in an effort to increase the overall profitability of the remaining store portfolio and convert sales from these stores into direct channel sales or to nearby store locations.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In Fiscal 2018, in addition to continuing a number of the activities started in Fiscal 2017, the Company (i) began to develop new capabilities such as markdown optimization, size pack optimization and localized inventory planning with the goal of allowing it to better compete in the shifting retail landscape, (ii) enhanced our capability to analyze transaction data to support strategic decisions, and (iii) transitioned certain transaction processing functions within the brand services group to an independent third-party managed-service provider.

Other activities during Fiscal 2018 included the ongoing fleet optimization store program, as the Company continues to renegotiate leases and close stores. Such activities included the planned closure of under-performing stores and the completion of the previously announced relocation of the Catherines brand to Columbus, Ohio, which resulted in a write down of their former headquarters building in Bensalem, Pennsylvania to fair market value during Fiscal 2018. The building was sold in the third quarter of Fiscal 2018. These previously mentioned charges were recorded within Restructuring and other related charges.

Actions associated with the Change for Growth program are currently expected to continue through Fiscal 2019. As the Company executes on these initiatives during Fiscal 2019, we currently expect to incur charges during Fiscal 2019 of approximately $20 million for professional fees and have identified capital projects of approximately $30 million to be incurred during Fiscal 2019.

As a result of the Change for Growth program, the Company incurred the following charges, which are included within Restructuring and other related charges:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017
Cash restructuring charges:	(millions)
Severance and benefit costs (a)	$5.2	$33.2
Lease termination and store closure costs	—	1.3
Other related charges (b)	59.2	33.4
Total cash charges	64.4	67.9

Non-cash charges:
Impairment of store assets (c)	14.1	14.0
Total non-cash charges	14.1	14.0

Total restructuring and other related charges	$78.5	$81.9
_______
(a) Severance and benefit costs reflect additional severance accruals associated with previously announced initiatives as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid.
(b) Other related charges consist of professional fees and other related charges consist of third-party costs incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program, as well as third-party costs associated with the relocation of the Catherines brand to Ohio in Fiscal 2018.
(c) Non cash asset impairments primarily reflect decisions within the Company's fleet optimization program to close certain under-performing stores as well as write-downs associated with a Plus Fashion segment building to fair market value. The amount for Fiscal 2018 includes asset impairments of $15.2 million and was offset by the write-off of $1.1 million of tenant allowances.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of activity for Fiscal 2017 and Fiscal 2018 in the restructuring-related liabilities associated with the Change for Growth program, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Lease termination and store closure costs	Other related charges	Total
	(millions)
Balance at July 30, 2016	$—	$—	$—	$—
Additions charged to expense	33.2	1.3	33.4	67.9
Cash payments	(15.9)	(1.3)	(28.3)	(45.5)
Balance at July 29, 2017	17.3	—	5.1	22.4
Additions charged to expense	5.2	—	59.2	64.4
Cash payments	(18.4)	—	(58.3)	(76.7)
Balance at August 4, 2018	$4.1	$—	$6.0	$10.1

8. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	August 4, 2018	July 29, 2017
	(millions)
Premium Fashion	$212.2	$208.2
Value Fashion	153.9	180.6
Plus Fashion	153.0	161.9
Kids Fashion	103.8	88.6
Total inventories	$622.9	$639.3

9. Property and Equipment

Property and equipment, net, consist of the following:

	August 4, 2018	July 29, 2017
	(millions)
Property and Equipment:
Land	$27.3	$31.1
Buildings and improvements	237.2	257.6
Leasehold improvements	919.1	950.7
Furniture, fixtures and equipment	785.3	791.4
Information technology	831.8	708.0
Construction in progress	29.2	54.3
	2,829.9	2,793.1
Less: accumulated depreciation	(1,624.6)	(1,355.5)
Property and equipment, net	$1,205.3	$1,437.6

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment charges related to long-lived tangible assets by segment are as follows:

	Fiscal Years Ended
	August 4, 2018(a)	July 29, 2017 (a)	July 30, 2016
	(millions)
Premium Fashion	$2.3	$0.7	$—
Value Fashion	24.8	11.1	8.1
Plus Fashion	5.1	6.3	2.8
Kids Fashion	1.8	3.5	2.4
Total impairment charges	$34.0	$21.6	$13.3
________
(a) The Company incurred additional store impairment charges of $15.2 million in Fiscal 2018 and $14.0 million in Fiscal 2017 in connection with the fleet optimization review, which are considered to be outside the Company’s quarterly real-estate review and are included within Restructuring and other related charges, as more fully described in Note 7.

Depreciation

The Company recognized depreciation expense of $346.0 million in Fiscal 2018, $372.4 million in Fiscal 2017 and $341.5 million in Fiscal 2016, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations.

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	August 4, 2018	July 29, 2017
	(millions)
Prepaid expenses (a)	$145.9	$73.6
Accounts and other receivables	100.9	82.3
Short-term investments	1.2	1.0
Other current assets	0.5	0.5
Total prepaid expenses and other current assets	$248.5	$157.4
________
(a) Increase reflects timing of prepaid rent as a result of the shift in fiscal year end dates resulting from the 53rd week.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	August 4, 2018	July 29, 2017
	(millions)
Accrued salary, wages and related expenses	$129.7	$147.4
Accrued operating expenses	147.6	151.4
Sales tax payable	26.8	20.6
Other	22.2	33.5
Total accrued expenses and other current liabilities	$326.3	$352.9

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Debt

Debt consists of the following:

	August 4, 2018	July 29, 2017
	(millions)
Revolving credit facility	$—	$—
Less: unamortized debt issuance costs (a)	(4.3)	(4.4)
	(4.3)	(4.4)

Term loan	1,371.5	1,596.5
Less: unamortized original issue discount (b)	(18.0)	(25.2)
unamortized debt issuance costs (b)	(20.5)	(28.8)
	1,333.0	1,542.5

Less: current portion	—	(44.0)
Total long-term debt	$1,328.7	$1,494.1
_______
(a) The unamortized debt issuance costs are amortized on a straight-line basis over the life of the amended revolving credit agreement.
(b) The original issue discount and debt issuance costs for the term loan are amortized over the life of the term loan using the interest method based on an imputed interest rate of approximately 6.3%.

Amended Revolving Credit Agreement

On February 28, 2018, the Company and certain of its domestic subsidiaries entered into an amendment and restatement agreement of its revolving credit agreement dated August 21, 2015, as amended October 31, 2016, among the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Amended Revolving Credit Agreement"). The Amended Revolving Credit Agreement provides aggregate revolving commitments up to $500 million, with an optional increase of up to $200 million.

The revolving credit facility may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The revolving credit facility also includes a $200 million letter of credit sublimit, of which $100 million can be used for standby letters of credit, and a $30 million swing loan sublimit. The interest rates, pricing and fees under the agreement fluctuate based on the average daily availability, as defined therein. The Amended Revolving Credit Agreement extends the maturity of the Company’s revolving credit facility from August 2020 to the earlier of (i) 5 years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loans (unless (a) the outstanding principal amount of the Term Loans is $150 million or less and (b) the Company maintains liquidity (which can include (1) availability under the revolving credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility) in an amount equal to the outstanding principal amount of the remaining Term Loans.  There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement.  However, availability under the revolving credit facility is limited to a percentage of the amount of eligible cash, eligible inventory and eligible credit card accounts receivable as defined in the Amended Revolving Credit Agreement.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of August 4, 2018, there were no borrowings outstanding under the Amended Revolving Credit Agreement. After taking into account the $27.1 million in outstanding letters of credit, the Company had $472.9 million of availability under the Amended Revolving Credit Agreement.

Term Loan

In connection with the ANN Acquisition, the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which was issued at a 2% discount and provides for an additional term facility of $200 million. The Company is also eligible to borrow an unlimited amount, as long as the Company maintains a minimum senior secured leverage ratio as defined in the Term Loan (the "Senior Secured Leverage Ratio") among other requirements.

The Term Loan matures on August 21, 2022 and required quarterly repayments of $4.5 million during the first half of Fiscal 2017 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.2 billion required at maturity. The Company made repayments totaling $225.0 million during Fiscal 2018 of which $180.0 million was applied to future quarterly scheduled payments such that the Company is not required to make its next required quarterly payment of $22.5 million until November of Fiscal 2021. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan, of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. No such mandatory prepayments are due for Fiscal 2018. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis points floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a 175 basis points floor) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points or (iii) LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. As of August 4, 2018, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 6.625%.

In connection with the Fiscal 2018 principal prepayments of $180.0 million referred to above, the Company recorded a $5.0 million loss on the early extinguishment of debt.

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

Restrictions under the Term Loan and the Amended Revolving Credit Agreement (collectively the "Borrowing Agreements")

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $37.5 million for three consecutive business days and ends when Availability is greater than these thresholds for 30 consecutive days. The Covenant Period was not in effect as of August 4, 2018.

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

The Company's Amended Revolving Credit Agreement allows us to make restricted payments, including dividends and share repurchases, subject to the Company satisfying certain conditions set forth in the Company's Amended Revolving Credit Agreement,

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

notably that at the time of and immediately after giving effect to the restricted payment, (i) there is no default or event of default, and (ii) Availability is not less than 20% of the aggregate revolving commitments. The Company's Term Loan allows us to make restricted payments, including dividends and share repurchases, up to a predetermined dollar amount. The dollar amount limitation is waived upon the satisfaction of certain conditions under the Term Loan, notably that at the time of and immediately after giving effect to such restricted payment, (i) there is no default or event of default, and (ii) the total leverage ratio, as defined in the Term Loan agreement, is below predetermined limits. Dividends are payable when declared by our Board of Directors.

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

Maturities of Debt
The Company's debt matures as follows:

Fiscal Year	Amount
(millions)
2019	$—
2020	—
2021	66.5
2022	90.0
2023	1,215.0
Total maturities	$1,371.5

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

Fair Value Measurements of Financial Instruments

As of August 4, 2018 and July 29, 2017, the Company believes that the carrying value of cash and cash equivalents approximates its fair value based on Level 1 measurements. The fair value of the Term Loan was determined to be $1.258 billion as of August 4, 2018 and $1.345 billion as of July 29, 2017 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

Fair Value Measurements of Long-lived Assets Measured on a non-Recurring Basis

As more fully described in Note 7 and Note 9, during Fiscal 2018, assets of $65.0 million related to (i) 327 under-performing stores and (ii) 105 stores and one office building under the fleet optimization review were written down to their estimated fair values of $15.8 million, resulting in total impairment charges of $49.2 million. In Fiscal 2017, store-related assets of $38.4 million related to approximately 120 under-performing stores and approximately 130 stores under the fleet optimization review were written down to their estimated fair values of $2.8 million, resulting in total impairment charges of $35.6 million. Key assumptions used to determine fair values were future cash flows including, among other things, expected future operating performance, changes

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in economic conditions as well as other market information obtained from brokers. Significant inputs related to valuing the store-related assets are classified as Level 3 in the fair value measurement hierarchy.

For further discussion of the determination of fair values of goodwill and other intangible assets, see Note 6.

14. Income Taxes

Taxes on Income

Domestic and foreign pretax (loss) is as follows:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
	(millions)
Domestic	$(115.1)	$(1,451.0)	$(56.0)
Foreign	33.6	36.8	47.7
Total loss before (benefit) provision for income taxes	$(81.5)	$(1,414.2)	$(8.3)

The (benefit) provision for current and deferred income taxes is as follows:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
Current:	(millions)
Federal	$(1.3)	$6.9	$7.7
State and local	1.1	12.6	10.2
Foreign	5.5	4.9	12.5
	5.3	24.4	30.4
Deferred:
Federal	(79.5)	(308.3)	(21.7)
State and local	32.0	(64.8)	(3.2)
Foreign	0.4	1.8	(1.9)
	(47.1)	(371.3)	(26.8)
Total (benefit) provision for income taxes	$(41.8)	$(346.9)	$3.6

Tax Cuts and Jobs Act

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
(3) bonus depreciation that will allow for full expensing of qualified property placed in service after September 27, 2017; and
(4) elimination of the Company's ability to carryback net operating losses ("NOLs"), and extending the carryforward period from 20 years to an indefinite carryforward.

The 2017 Act also establishes new tax laws that could affect the Company in future fiscal years, including, but not limited to:

(1) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries;

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2) a new provision that could increase the Company's tax liability on its offshore business (Global Intangible Low Taxed Income, or "GILTI");
(3) creation of the base erosion anti-abuse tax (BEAT), a new minimum tax;
(4) a new limitation on deductible interest;
(5) elimination and/or limitations on the deductibility of certain benefits;
(6) annual limitation on use of NOLs to 80%; and
(7) increased limitations on the deductibility of certain executive compensation.

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

The Company is still in the process of determining the full impact of the 2017 Act, however, based on its current interpretation of the 2017 Act, the Company made reasonable estimates to record provisional amounts during Fiscal 2018, which are discussed in more detail below. However, the Company's accounting for those elements of the 2017 Act is incomplete. Since the Company is still evaluating the provisions of the 2017 Act and refining its estimates and expects regulators to issue further guidance and interpretation on the application of the law, the Company believes its estimates may change within the measurement period allowed, which will be completed no later than December 2018. A summary of the provisional amounts recorded under the 2017 Act, inclusive of amounts recorded in Fiscal 2018 are described in more detail below, is as follows:

Benefit / (Expense)
(millions)
Reduction of U.S. federal corporate tax rate	$28.3
Transition tax - federal	(24.6)
Transition tax - state impact	(0.7)
Executive compensation limitation	(1.3)
Reversal of DTL previously recorded on unremitted earnings	46.8
Estimated Impact of Tax Reform	$48.5

Provisional adjustments recorded

The Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments that resulted in a total net benefit of $48.5 million. A summary of the significant aspects of the 2017 Act are discussed below:

Reduction of U.S. Federal Corporate Tax Rate

As a result of enactment of the 2017 Act, the Company revised its estimated annual effective tax rate to reflect a change in the U.S. statutory tax rate. The 2017 Act reduces the U.S. federal corporate tax rate to 21% in our Fiscal 2018; however, Section 15 of the Internal Revenue Code stipulates that the reduction in the corporate tax rate is applied to fiscal year taxpayers by computing a blended tax rate, based on the applicable tax rates before and after the effective date of the change in the statutory rate. When applied to the Company’s fiscal year, this blended rate was estimated at 27% for Fiscal 2018. The Company has recorded a

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

provisional discrete tax benefit of $28.3 million attributable to remeasuring the Company’s deferred tax liabilities and deferred tax assets.

Transition Tax

The Company recorded a provisional discrete federal tax expense of $24.6 million and a provisional discrete state tax expense of $0.7 million during Fiscal 2018. The Company reasonably estimates that it has sufficient foreign tax credits and general business tax credits to offset most of the federal tax payable for Fiscal 2018 by electing Internal Revenue Code Section 965(n) ("Section 965(n)") and deferring the use of Federal NOLs. After taking into account the tax credits, the net federal transition tax liability is estimated at $3.8 million. The net federal transition tax is payable at the election of the taxpayer in eight annual installments, with the Company's first payment of $0.3 million to be made by the due date of its Fiscal 2018 federal tax return due November 15, 2018. As a result of the Section 965(n) election, Federal NOLs that otherwise would be available to offset against the taxable income generated by the transition tax will be deferred to Fiscal 2019. Due to uncertainty about aspects of the tax law, the Company made reasonable estimates as to its interpretation of the tax law that will be refined as additional regulations are issued.

Executive Compensation Limitation

The 2017 Act expands the definition under Section 162(m) of the Internal Revenue Code (“Section 162(m)”) of a covered employee and provides that, for specified employees, status as a covered employee continues for all subsequent tax years, including years after the death of the individual, and, among other modifications, repeals the exception for performance-based compensation and commissions from the $1 million deduction limitation. In addition, the 2017 Act provides for transitional guidance that will allow certain payments made under written and binding agreements entered into prior to November 2, 2017 to be treated as if they were made under the provisions of Section 162(m) that were in effect prior to enactment of the 2017 Act. The Company, after an initial analysis and using available guidance, recorded a provisional discrete tax expense of $1.3 million valuation allowance in Fiscal 2018, related to the executive compensation provisions of the 2017 Act. Further revisions to the Company's estimate may be made once additional clarification of the new rules is available.

Reversal of DTL Previously Recorded on Unremitted Earnings

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant U.S. tax impact in the future. However, these distributions may be subject to U.S. state income taxes and non-U.S. withholding taxes if profits are distributed in future years. For Fiscal 2018, the Company has provisionally estimated a deferred tax liability ("DTL") of $0.4 million for U.S. state taxes and withholding taxes in non-U.S. jurisdictions where earnings are not considered indefinitely reinvested. The Company recorded a provisional discrete tax benefit of $46.8 million in Fiscal 2018 to reduce the prior DTL of $47.2 million to the provisional amount computed after considering the implications of tax reform. Additional information, including final state guidance, is needed before the Company can finalize the DTL attributable to unrepatriated earnings.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Deductibility of Interest Expense - Fiscal 2019 (not covered under SAB 118)

The 2017 Act provides for a limitation on the deduction of business interest beginning with Fiscal 2019. The Company believes that for the initial four years that the limitation is applicable, which are fiscal years 2019-2022, a limitation should not apply. After Fiscal 2022, because of the scheduled statutory changes in the computation of adjusted taxable income, a limitation is more likely to apply.

Effective Tax Rate

The Company’s effective tax rate is reflective of the jurisdictions where the Company has operations. As shown below, the effective tax rate for Fiscal 2018 was 51.3%. The effective tax rate was impacted by the provisional net discrete tax benefit from the 2017 Tax Act as discussed above. This was offset by the discrete tax expense for the valuation allowance on the Company’s net state deferred tax asset ("DTA") discussed below and accounting for share-based compensation payments which is discussed in Note 4 to these consolidated financial statements.

As a result of the Company’s recent financial performance and the limitations placed on the use of state income tax NOLs, the Company has determined it is appropriate to place a valuation allowance on certain of the Company’s net state DTAs. This discrete tax expense during Fiscal 2018 was $21.8 million after the federal income tax effect. The 2017 Act passed into law an indefinite lived carryover of federal NOLs generated in Fiscal 2018 and forward. For certain states that automatically conform to the 2017 Act, the NOL carryovers automatically become indefinite lived unless those states pass legislation to decouple from the federal provisions. The Company believes that individual states are still assessing the impact of the 2017 Act and to the extent states conform to the federal indefinite lived carryover of NOLs; the conformity could have an impact on the Company’s need for the valuation allowance on the state income tax DTA.

As of July 29, 2017, the Company had a $16.9 million valuation allowance against the aggregate carrying value of its deferred tax assets. Such valuation allowances provide for the uncertainty that a portion of the recognized deferred tax assets may not be realizable. The valuation allowance increased by $37.4 million in Fiscal 2018 to $54.3 million as of August 4, 2018. As discussed above, $21.8 million is a result of its recent financial performance and $1.3 million is due to the limitation on the deductibility of certain executive compensation. An additional $12.1 million is from valuation allowances recorded on activity in Fiscal 2018 and $3.5 million due to the reduction of the U.S. federal corporate tax rate. This was offset by a release of $1.3 million due to expiration of capital loss carryover. Any portion of this valuation allowance attributable to the 2017 Act will continue to be reassessed during the measurement period provided by SAB 118 and adjusted, if appropriate.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as set forth below:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
	(millions)
Benefit for income taxes at the U.S. federal statutory rate (a)	$(21.9)	$(495.0)	$(2.9)
Increase (decrease) due to:
State and local income taxes, net of federal benefit	1.0	(39.7)	2.4
Foreign rate differential	(1.7)	—	—
Tax Cuts and Job Act	(48.5)	—	—
State DTA valuation allowance	21.8	—	—
Share-based compensation (b)	5.4	—	—
Goodwill impairment	—	184.3	—
Net change relating to uncertain income tax benefits	(0.7)	3.2	3.3
Indefinitely reinvested foreign earnings	—	—	0.1
Other – net	2.8	0.3	0.7
Total (benefit) provision for income taxes	$(41.8)	$(346.9)	$3.6
_______
(a) The U.S. federal statutory rate for Fiscal 2017 and Fiscal 2016 was 35%. The 2017 Act reduced the statutory tax rate from 35% to 21% effective January 1, 2018, and under Section 15 of the Internal Revenue Code resulted in a blended statutory rate of 27% for Fiscal 2018.

(b) Reflects the adoption of ASU 2016-09. Refer to Note 4 for more information.

As more fully described in Note 6, the Company recorded goodwill impairment charges of $596.3 million during Fiscal 2017, of which $69.8 million for maurices (using the pro rata method) was tax deductible and the remaining $526.5 million was non-deductible for income tax purposes and treated as a permanent item.

Tax Incentives

In connection with the Company’s relocation of its dressbarn and corporate offices to New Jersey, as well as the expansion of its distribution centers in Ohio and Indiana, the Company was approved for various state and local tax incentives.  In order to receive these incentives, the Company will generally need to meet certain minimum employment or expenditure commitments, as well as comply with periodic reporting requirements. These incentives, estimated to total approximately $39.5 million, are expected to be recognized over a 10-15 year period. Approximately $4.3 million was recognized in Fiscal 2018, $6.1 million in Fiscal 2017 and $2.9 million in Fiscal 2016.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Taxes

Significant components of the Company's net deferred tax liabilities are as follows:

	August 4, 2018	July 29, 2017
Deferred tax assets (a):	(millions)
Inventories	$23.0	$35.6
Net operating loss carryforwards and tax credits	65.4	66.6
Accrued payroll and benefits	45.4	83.1
Share-based compensation	17.6	25.0
Straight-line rent	46.2	62.2
Federal benefit of uncertain tax positions	23.6	20.6
Gift cards and merchandise credits	10.4	16.8
Other	11.2	23.2
Total deferred tax assets	242.8	333.1
Deferred tax liabilities:
Depreciation	60.1	125.0
Amortization	130.6	197.7
Foreign unremitted earnings	0.4	47.1
Other	23.5	21.7
Total deferred tax liabilities	214.6	391.5
Valuation allowance	(54.3)	(16.9)
Net deferred tax liabilities	$(26.1)	$(75.3)
_______
(a) Deferred tax assets of $3.5 million as of August 4, 2018 and $4.0 million as of July 29, 2017 are included within Other assets.

Net Operating Loss Carry Forwards

As of August 4, 2018, the Company had U.S. Federal net operating loss carryforwards of $98.0 million and state net operating loss carryforwards of $389.3 million that are available to offset future U.S. Federal and state taxable income. The U.S. Federal net operating losses generated prior to Fiscal 2018 have a twenty-year carryforward period, with $48.8 million to expire in Fiscal 2036 and $32.5 million to expire in Fiscal 2037.  Due to the 2017 Act, the U.S. Federal net operating losses generated in Fiscal 2018 and forward have an unlimited carryforward, therefore, $16.7 million estimated in Fiscal 2018 will carryforward indefinitely.
The state net operating losses have carryforward periods of five to twenty years, with varying expiration dates and amounts as follows: $29.9 million in one to five years, $28.0 million in six to ten years, $54.8 million in eleven to fifteen years and $276.6 million in sixteen to twenty years.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain Income Tax Benefits

Reconciliation of Liabilities

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is presented below:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
	(millions)
Unrecognized tax benefit beginning balance	$45.3	$43.2	$34.1
Additions related to the ANN Acquisition	—	—	9.6
Additions related to current period tax positions	—	2.0	2.2
Additions related to tax positions in prior years	9.8	1.9	1.0
Reductions related to prior period tax positions	(0.5)	(0.2)	(3.0)
Reductions related to settlements with taxing authorities	(1.3)	(0.1)	—
Reductions related to expiration of statute of limitations	(2.4)	(1.5)	(0.7)
Unrecognized tax benefit ending balance	$50.9	$45.3	$43.2

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits is presented below:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
	(millions)
Accrued interest and penalties beginning balance	$19.4	$17.2	$11.5
Additions related to the ANN Acquisition	—	—	4.3
Additions (reductions) charged to expense, net	2.7	2.2	1.4
Accrued interest and penalties ending balance	$22.1	$19.4	$17.2

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is primarily included in Other non-current liabilities in the accompanying consolidated balance sheets, was $69.4 million as of August 4, 2018 and $61.1 million as of July 29, 2017.

Future Changes in Unrecognized Tax Benefits

The amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $4.8 million during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future. The Company’s portion of gross unrecognized tax benefits that would affect its effective tax rate, including interest and penalties, is $46.0 million.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2011.

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

The Company’s operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of August 4, 2018. The minimum lease payments do not include common area maintenance ("CAM") charges or real estate taxes, which are also required contractual obligations under the operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year.

A summary of occupancy costs follows:	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
	(millions)
Base rentals	$577.3	$611.1	$608.1
Percentage rentals	33.2	27.4	33.7
Other occupancy costs, primarily CAM and real estate taxes	231.9	225.0	210.5
Total	$842.4	$863.5	$852.3

The following is a schedule of future minimum rentals under non-cancelable operating leases as of August 4, 2018:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2019	$554.4
2020	482.1
2021	413.2
2022	336.7
2023	284.5
Thereafter	661.0
Total future minimum rentals	$2,731.9

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, the Company has $27.1 million of outstanding letters of credit as of August 4, 2018.

Legal Proceedings

Justice Pricing Lawsuits

The Company was a defendant in a number of class action lawsuits that allege, among other claims, that Justice’s promotional practices violated state comparative pricing laws in connection with advertisements promoting a 40% discount. The Company reached a settlement of one of these cases on a class wide basis as more fully described below. As a result of that settlement, all other related litigations against the Company were eventually dismissed.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Removal of Traynor-Lufkin Case and Motion to Transfer

On April 7, 2015, Justice removed the Traynor-Lufkin case to the United States District Court for the Northern District of Ohio. On April 13, 2015, Justice filed a motion under 28 U.S.C. § 1404(a) to transfer the Traynor-Lufkin case to the United States District Court for the Eastern District of Pennsylvania. On May 27, 2015, the Traynor-Lufkin case was reassigned to the Eastern District of Pennsylvania.

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

Gallagher v. Tween Brands, Inc.

On June 4, 2015, Robert Gallagher, a consumer, filed a lawsuit against Tween Brands, Inc. in the United States District Court for the Eastern District of Missouri, Eastern Division. This lawsuit includes putative national and Missouri classes. The plaintiff seeks monetary damages and reasonable costs and attorneys' fees. On August 27, 2015, the Company filed its Answer to the Complaint. On October 15, 2015, the Court granted the Company’s motion to stay this case in light of the broader settlement described below. Subsequently, on July 2, 2018 the Court dismissed this action with prejudice.

Kallay v. Tween Brands, Inc.

On June 5, 2015, Andrea Kallay, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the Southern District of Ohio, Eastern Division. This lawsuit includes putative national and Wisconsin classes. The plaintiff seeks monetary damages and reasonable costs and attorneys' fees. On August 28, 2015, the Company filed its Answer to the Complaint. On October 29, 2015, the Court granted the Company’s motion to stay this case in light of the broader settlement described below. Subsequently, on July 31, 2018 the Court dismissed this action with prejudice.

Joiner v. Tween Brands, Inc.

On June 1, 2015, Rebecca Joiner, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the District of Maryland. This lawsuit includes putative national and Maryland classes. The plaintiff seeks monetary damages and reasonable costs and attorney’s fees. On August 28, 2015, the Company filed its Answer to the Complaint. On December 1, 2015, the Court granted the Company’s motion to stay this case in light of the broader settlement described below. Subsequently, on February 22, 2018 the Court dismissed this action with prejudice.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loor v. Tween Brands, Inc.

On June 11, 2015, Yanetsy Loor, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the Middle District of Florida. This lawsuit includes putative national and Florida classes. The plaintiff sought monetary damages and reasonable costs and attorney’s fees. On August 21, 2015, the Company filed its Answer to the Complaint. On December 1, 2015, the Court granted the Company’s motion to stay this case in light of the broader settlement described below. Subsequently, on August 10, 2017 the Court dismissed this action with prejudice.

Legendre v. Tween Brands, Inc.

On June 17, 2015, David Legendre, a consumer, filed a purported class action against Tween Brands, Inc. in the United States District Court for the District of New Jersey. This lawsuit includes putative national and New Jersey classes. The plaintiff seeks monetary damages and reasonable costs and attorney’s fees. On August 28, 2015, the Company filed its Answer to the Complaint. On December 11, 2015, the Court granted the Company’s motion to stay this case in light of the broader settlement described below. Subsequently, on December 11, 2017 the Court dismissed this action with prejudice.

Settlement Agreed to at July 2, 2015 Mediation and Final Approval

In July 2015, an agreement in principle was reached with the plaintiffs in the Rougvie case to settle the lawsuit on a class basis. The settlement resolved the lawsuit on a class basis for all Justice customers who made purchases between January 1, 2012 through February 28, 2015 for a cash payment of approximately $51 million, including payments to members of the class and payment of legal fees and expenses of settlement administration, including distribution of vouchers. The parties executed a formal Settlement Agreement dated September 24, 2015.

The Company paid approximately $51 million representing the agreed cash settlement amount into an escrow account on November 16, 2015. Formal notice of settlement was sent to the class members on December 1, 2015. The final approval hearing was held on May 20, 2016.

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

The Court’s decision granting final approval was appealed to the United States Court of Appeals for the Third Circuit. After a court-ordered mediation session on March 24, 2017, the appeals were withdrawn and dismissed with prejudice. The class settlement is now final and non-appealable. Distributions of cash and vouchers to class members pursuant to the settlement began on or about September 18, 2017 and were completed in advance of the deadline of October 27, 2017. Vouchers are presently being redeemed and are redeemable through October of 2018. As referenced above, the pricing lawsuits that were initially stayed, have now been formally dismissed.

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

At mediation, the parties agreed to settle all claims in the suit for a total of $3.5 million to settle both the pending claims and other wage-and-hour claims that could have been brought as part of the lawsuit (including claims for penalties under the Private Attorneys’

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

General Act). The Company believes that such amount reflects a liability that is both probable and reasonably estimable, thus a reserve for approximately $3.5 million was established in the first quarter of Fiscal 2017. The parties executed a formal Joint Stipulation for Class Action Settlement and Release, dated February 6, 2017. The Joint Stipulation for Class Action Settlement and Release was preliminarily approved by the Court on April 25, 2017. On August 22, 2017, the Court granted the unopposed motion for final approval of Joint Stipulation for Class Action Settlement and Release. Pursuant to the Joint Stipulation for Class Action Settlement and Release distribution of the settlement funds were made to class members on October 24, 2017.

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

Cumulative repurchases under the 2016 Stock Repurchase Program total 2.1 million shares of common stock, all of which were repurchased at an aggregate cost of $18.6 million in Fiscal 2016. No shares of common stock were repurchased in Fiscal 2018 and Fiscal 2017. The remaining availability under the 2016 Stock Repurchase Program was approximately $181.4 million at August 4, 2018.

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

The weighted-average number of common shares outstanding used to calculate basic net loss per common share is reconciled to those shares used in calculating diluted net loss per common share as follows:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
	(millions)
Basic	196.0	194.8	192.2
Dilutive effect of stock options, restricted stock and restricted stock units (a)	—	—	—
Diluted shares	196.0	194.8	192.2

(a) There was no dilutive effect of stock options, restricted stock and restricted stock units for all periods represented as the impact of these items was anti-dilutive because of the Company's net loss incurred during these periods.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net loss per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service conditions. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. Potentially dilutive instruments are not included in the computation of net loss per share for Fiscal 2018, Fiscal 2017 and Fiscal 2016 as the impact of those items would have been anti-dilutive due to the net loss incurred for these periods. For Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, 24.1 million, 19.5 million and 17.1 million shares of anti-dilutive options and restricted stock units were excluded from the diluted share calculations.

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion of, and are payable only when declared by, the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company's borrowing arrangements as described in Note 12.

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

As of August 4, 2018, there were approximately 9.7 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
	(millions)
Compensation expense	$19.8	$24.5	$26.2
Income tax benefit	$5.3	$9.3	$10.1

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Expected Volatility — The expected volatility factor is based on the historical volatility of the Company's common stock for a period equal to the expected term of the stock option.

Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the expected term of the stock option.

Expected Dividend Yield — The expected dividend yield is based on the Company's historical practice of not paying dividends on its common stock.

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
Expected term (years)	5.1	5.1	5.1
Expected volatility	43.9%	37.6%	35.4%
Risk-free interest rate	2.0%	1.3%	1.5%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value	$0.98	$1.87	$4.14

A summary of the stock option activity under all plans during Fiscal 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – July 29, 2017	16,413.7	$11.42	4.5	$0.2
Granted	5,892.1	2.37
Exercised	—	—
Canceled/Forfeited	(2,997.9)	9.36
Options outstanding – August 4, 2018	19,307.9	$8.97	4.2	$9.3
Options vested and expected to vest at August 4, 2018 (b)	19,032.3	$9.05	4.3	$9.0
Options exercisable at August 4, 2018	9,995.9	$13.09	3.0	$0.1
______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of August 4, 2018, there was $10.5 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years. There were no options exercised during Fiscal 2018. The total intrinsic value of options exercised during Fiscal 2017 was de minimis and during Fiscal 2016 was approximately $7.3 million. The total grant date fair value of options that vested during Fiscal 2018, Fiscal 2017 and Fiscal 2016, was approximately $11.2 million, $13.4 million and $13.7 million, respectively.

Restricted Equity Awards

The 2010 Stock Plan allowed for the issuance of shares of restricted stock and restricted stock units (“RSUs”) with service-based, market-based and performance-based conditions (collectively, “Restricted Equity Awards”). In Fiscal 2016, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved the cancellation of the Company's then outstanding performance-based and market-based Restricted Equity Awards. As a result, the previously unrecognized expense related to the market-based Restricted Equity Awards was expensed in Fiscal 2016. In addition, the previously accrued expense related to the

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

performance-based Restricted Equity Awards was derecognized in Fiscal 2016. Such amounts were de minimis and have been included within Selling, general and administrative expenses in the accompanying consolidated financial statements.

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

The fair values of both service-based and performance-based Restricted Equity Awards are based on the fair value of the Company’s unrestricted common stock at the date of grant. Compensation expense for both service-based and performance-based Restricted Equity Awards is recognized over the vesting period based on the grant-date fair values of the awards that are expected to vest based upon the service and performance-based conditions. As of August 4, 2018, there are no restricted stock or RSUs with performance-based conditions issued under the 2016 Omnibus Incentive Plan.

 A summary of Restricted Equity Awards activity during Fiscal 2018 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at July 29, 2017	3,110.0	$8.05
Granted	2,617.0	2.45
Vested	(1,215.4)	8.27
Canceled/Forfeited	(340.3)	6.83
Nonvested at August 4, 2018	4,171.3	$4.57

As of August 4, 2018, there was $7.0 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. The total fair value of the service-based Restricted Equity Awards vested during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $2.8 million, $3.9 million and $4.9 million, respectively. The weighted-average grant-date fair value per share of the service-based Restricted Equity Awards granted during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $2.45, $5.28 and $12.72, respectively.

18. Employee Benefit Plans

Long-Term Incentive Plans

During Fiscal 2016, the Company created a long-term incentive program ("LTIP") for vice presidents and above under the 2016 Omnibus Incentive Plan. The LTIP entitles the holder to either a cash payment, or a stock payment for certain officers at the Company's option, equal to a predetermined target amount earned at the end of a performance period and is subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a one or three-year performance period. Compensation expense for the LTIP is recognized over the related performance periods based on the expected achievement of the performance goals.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recognized $(7.5) million, $14.1 million and $20.1 million in compensation expense under the LTIP during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, which was recorded within Selling, general and administrative expenses in the accompanying consolidated financial statements. The net credits recorded in Fiscal 2018 primarily reflect (1) the Compensation Committee's determination in late September 2017 that although certain metrics within the 2017 LTIP were achieved, negative discretion should be applied based upon the overall performance of the Company, thus the LTIP amounts were not distributed and (2) the Company's determination in Fiscal 2018 that certain performance targets for the 2018 LTIP year would not be achieved.

As of August 4, 2018, there was $28.4 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. As of August 4, 2018, the liability for LTIP Awards was $14.9 million, which was all classified within Other non-current liabilities in the accompanying consolidated balance sheets. No amounts were paid during Fiscal 2018 and $10.4 million was paid during Fiscal 2017.

Retirement Savings Plan (401(k))

The Company currently sponsors a defined contribution retirement savings plan (the "401(k)" plan). This plan covers substantially all eligible U.S. employees. Participating employees may contribute a percentage of their annual compensation, subject to certain limitations under the U.S Internal Revenue Code. The Company's contribution is made in accordance with a matching formula established prior to the beginning of each plan year. Effective with the plan year started January 1, 2015, the Company contributes a matching amount based on eligible salary contributed by an employee equal to 100% of the first 3% contributed and 50% of the next 2% contributed. Under the terms of the plan, such matching contributions are immediately vested. The Company incurred expenses relating to its contributions to and administration of its 401(k) plan of $15.8 million in Fiscal 2018, $17.1 million in Fiscal 2017 and $18.0 million in Fiscal 2016.

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

ERP Plan participants can contribute up to 50% of base salary and 75% of bonuses, before federal and state taxes are calculated.  The Company makes a matching contribution to the ERP Plan in the amount of 100% on the first 1% of base salary and bonus salary deferred up to $270,000. The Company makes an additional matching contribution to the ERP Plan in the amount of 100% on the first 5% of base salary and bonus salary deferred in excess of $270,000. Plan participants vest immediately in their voluntary deferrals and are incrementally vested in their employer matching contributions over a five year vesting period after which they are 100% vested. The Company incurred expenses related to its matching contributions of approximately $1.0 million in Fiscal 2018, $0.9 million in Fiscal 2017 and $1.9 million in Fiscal 2016 relating to the ERP Plan. In addition, as the ERP Plan is unfunded by the Company, the Company is also required to pay an investment return to participating employees on all account balances in the ERP Plan based on 27 reference investment fund elections offered to participating employees. As a result, the Company’s obligations under the ERP Plan are subject to market appreciation and depreciation, which resulted in expense of $6.7 million in Fiscal 2018, $8.6 million in Fiscal 2017 and $1.4 million in Fiscal 2016. The Company’s obligations under the ERP Plan, including employee compensation deferrals, matching employer contributions and investment returns on account balances, were $71.6

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million as of August 4, 2018 and $71.1 million as of July 29, 2017. As of August 4, 2018, $4.2 million was classified within Accrued expenses and other current liabilities and $67.4 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. As of July 29, 2017, $8.1 million was classified within Accrued expenses and other current liabilities and $63.0 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets.

Employee Stock Purchase Plan

The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of the Company’s common stock during each quarterly offering period at a 15% discount through payroll deductions. Expenses incurred during Fiscal 2018 and Fiscal 2017 relating to this plan were de minimis. During the fourth quarter of Fiscal 2017 the plan reached the maximum number of authorized shares to be issued and purchases under the plan were automatically terminated.

On December 7, 2017, stockholders approved an amended and restated Employee Stock Purchase Plan effective as of January 1, 2018. The principal purpose of adopting this amended and restated plan was to approve a 4,000,000 share increase to the number of shares of common stock available for issuance under the plan. Purchases under the amended and restated plan began in the third quarter of Fiscal 2018.

19. Segments

The Company's segment reporting structure reflects an approach designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, direct channel and licensing. The Company classifies its businesses into four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. Each segment is reviewed by the Company's Chief Executive Officer, who functions as the chief operating decision maker (the "CODM"), and is responsible for reviewing the operating activities, financial results, forecasts and business plans of the segment. Accordingly, the Company's CODM evaluates performance and allocates resources at the segment level. The four operating segments are as follows:

•	Premium Fashion segment – consists primarily of the specialty retail, outlet and direct channel operations of the Ann Taylor and LOFT brands.

•	Value Fashion segment – consists of the specialty retail, outlet and direct channel operations of the maurices and dressbarn brands.

•	Plus Fashion segment – consists of the specialty retail, outlet and direct channel operations of the Lane Bryant and Catherines brands.

•	Kids Fashion segment – consists of the specialty retail, outlet, direct channel and licensing operations of the Justice brand.
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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each operating segment are as follows:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
Net sales:	(millions)
Premium Fashion (a)	$2,317.8	$2,322.6	$2,330.9
Value Fashion	1,820.5	1,950.2	2,094.6
Plus Fashion	1,340.0	1,353.9	1,463.6
Kids Fashion	1,100.0	1,023.1	1,106.3
Total net sales	$6,578.3	$6,649.8	$6,995.4

Operating income (loss):
Premium Fashion (a) (b)	$135.2	$140.9	$13.3
Value Fashion	(83.2)	12.2	92.0
Plus Fashion	27.1	15.5	36.9
Kids Fashion	39.1	(36.7)	29.0
Unallocated acquisition and integration expenses	(5.4)	(39.4)	(77.4)
Unallocated restructuring and other related charges (c)	(78.5)	(81.9)	—
Unallocated impairment of goodwill (Note 6)	—	(596.3)	—
Unallocated impairment of intangible assets (Note 6)	—	(728.1)	—
Total operating income (loss)	$34.3	$(1,313.8)	$93.8
_______

(a)	The results of the Premium Fashion segment for the post-acquisition period from August 22, 2015 to July 30, 2016 are included within the Company's consolidated results of operations for Fiscal 2016.

(b)
The results of the Premium Fashion segment for Fiscal 2016 include approximately $126.9 million of non-cash purchase accounting expense related to the amortization of the write-up of inventory to fair market value.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c) Restructuring and other related charges by operating segment are as follows:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017
	(millions)
Cash related charges(1):
Severance and benefit costs:
Premium Fashion	$1.3	$3.0
Value Fashion	(1.3)	8.2
Plus Fashion	3.2	10.6
Kids Fashion	0.2	2.4
Corporate	1.8	10.3
Total Severance and benefit costs	5.2	34.5

Professional fees and other related charges:
Plus Fashion	2.2	—
Corporate	57.0	33.4
Total Professional fees and other related charges	59.2	33.4

Total Cash related charges	64.4	67.9

Non-cash charges:
Impairment of store assets:
Premium Fashion	6.5	3.2
Value Fashion	3.0	4.4
Plus Fashion	4.4	4.8
Kids Fashion	0.2	1.6
Total Non-cash charges	14.1	14.0

Total restructuring and other related charges	$78.5	$81.9

(1) The charges incurred under the Company's Change for Growth program are more fully described in Note 7.

Depreciation and amortization expense and capital expenditures for each operating segment are as follows:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016
Depreciation and amortization expense:	(millions)
Premium Fashion (a)	$127.7	$134.2	$128.0
Value Fashion	104.3	111.2	106.5
Plus Fashion	62.4	68.4	52.1
Kids Fashion	61.1	71.1	72.1
Total depreciation and amortization expense	$355.5	$384.9	$358.7

Capital expenditures (b):
Premium Fashion (a)	$40.7	$64.2	$57.0
Value Fashion	12.4	35.6	90.6
Plus Fashion	8.8	21.2	40.9
Kids Fashion	6.1	17.9	19.8
Corporate (b)	118.3	119.2	158.2
Total capital expenditures	$186.3	$258.1	$366.5

(a) The results of the Premium Fashion segment for the post-acquisition period from August 22, 2015 to July 30, 2016 are included within the Company's consolidated results of operations for Fiscal 2016.
(b) Includes capital expenditures for technology and supply chain infrastructure.

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

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	July 30, 2016

Apparel	84%	85%	87%
Accessories and other	16%	15%	13%
Total net sales	100%	100%	100%

20. Additional Financial Information

	Fiscal Years Ended
Cash Interest and Taxes:	August 4, 2018	July 29, 2017	July 30, 2016
	(millions)
Cash paid for interest	$112.9	$90.8	$76.3
Cash paid (received) for income taxes	$5.1	$3.5	$(9.2)

Non-cash Transactions

Non-cash investing activities include the accrued purchases of fixed assets in the amount of $21.4 million as of August 4, 2018, $26.6 million as of July 29, 2017 and $61.9 million as of July 30, 2016. During Fiscal 2016, in connection with the ANN Acquisition, as more fully described in Note 5, the Company issued 31.2 million shares of common stock valued at approximately $345 million, based on the Company's stock price on the date of the acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Mahwah, New Jersey

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ascena Retail Group, Inc. and subsidiaries (the "Company") as of August 4, 2018 and July 29, 2017, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three fiscal years in the period ended August 4, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 4, 2018 and July 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 4, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 4, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 24, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of testing goodwill for impairment for its fiscal 2017 interim impairment test as of April 29, 2017 due to the adoption of Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment” which removes Step 2 of the goodwill impairment test and requires that any impairment charge be calculated based on the excess of a reporting unit’s carrying amount over its fair value.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
September 24, 2018
We have served as the Company’s auditor since at least 1980, in connection with its initial public offering.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Mahwah, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ascena Retail Group, Inc, and subsidiaries (the “Company”) as of August 4, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 4, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 4, 2018, of the Company and our report dated September 24, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in method of testing goodwill for impairment due to the adoption of Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment.”
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
September 24, 2018

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

Fiscal Year Ended August 4, 2018	Fourth Quarter (a)	Third Quarter (a)	Second Quarter (a)(b)	First Quarter (a)(b)
	(millions, except per share data)
Net sales	$1,766.3	$1,503.3	$1,719.0	$1,589.7
Gross margin	1,014.8	883.0	928.6	965.1
Net income (loss)	33.2	(40.2)	(39.3)	6.6
Net income (loss) per common share:
Basic	$0.17	$(0.20)	$(0.20)	$0.03
Diluted	$0.17	$(0.20)	$(0.20)	$0.03

Fiscal Year Ended July 29, 2017	Fourth Quarter (a)(b)	Third Quarter (a)(b)(c)	Second Quarter (a)(b)	First Quarter (a)(b)
	(millions, except per share data)
Net sales	$1,658.1	$1,565.1	$1,748.2	$1,678.4
Gross margin	951.4	948.4	945.8	1,014.0
Net (loss) income	(15.8)	(1,030.7)	(35.2)	14.4
Net (loss) income per common share:
Basic	$(0.08)	$(5.29)	$(0.18)	$0.07
Diluted	$(0.08)	$(5.29)	$(0.18)	$0.07
________

(a) Fiscal 2018 includes incremental revenues from the 53rd week of $24.6 million at the Premium Fashion segment in the second quarter and $88.4 million at the Value Fashion, Plus Fashion and Kids Fashion segments in the fourth quarter, as well as restructuring and other related expenses of $22.2 million, $18.8 million, $18.1 million and $19.4 million in the first, second, third and fourth quarters, respectively. Fiscal 2017 includes Restructuring and other related expenses of $11.9 million, $20.2 million, $15.9 million and $33.9 million in the first, second, third and fourth quarters, respectively.

(b) Fiscal 2018 includes Acquisition and integration expenses of $2.1 million and $3.3 million in the first and second quarters, respectively. Fiscal 2017 includes Acquisition and integration expenses of $12.0 million, $15.8 million, $3.8 million and $7.8 million in the first, second, third and fourth quarters, respectively.

(c) In the third quarter of Fiscal 2017, the Company recorded non-cash impairment charges of $1,324.4 million related to goodwill and other intangible assets. Refer to Note 6 to the accompanying consolidated financial statements for additional information.