Form 10-Q
period 2018-11-03
Ascena Retail Group, Inc.
filed 2018-12-10
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 3, 2018

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
The Registrant had 197,437,157 shares of common stock outstanding as of December 6, 2018.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 3, 2018	August 4, 2018
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$198.9	$238.9
Inventories	829.6	622.9
Prepaid expenses and other current assets	254.5	248.5
Total current assets	1,283.0	1,110.3
Property and equipment, net	1,154.4	1,205.3
Goodwill	683.0	683.0
Other intangible assets, net	512.5	516.0
Other assets	55.8	55.9
Total assets	$3,688.7	$3,570.5

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$528.7	$437.6
Accrued expenses and other current liabilities	329.8	331.4
Deferred income	140.3	121.7
Total current liabilities	998.8	890.7
Long-term debt	1,331.2	1,328.7
Lease-related liabilities	307.0	315.2
Deferred income taxes	36.1	29.6
Other non-current liabilities	202.4	207.8
Total liabilities	2,875.5	2,772.0

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01 per share; 197.4 million and 196.3 million shares issued and outstanding as of November 3, 2018 and August 4, 2018, respectively	2.0	2.0
Additional paid-in capital	1,093.0	1,088.2
Accumulated deficit	(268.5)	(278.8)
Accumulated other comprehensive loss	(13.3)	(12.9)
Total equity	813.2	798.5
Total liabilities and equity	$3,688.7	$3,570.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	November 3, 2018	October 28, 2017
	(millions, except per share data) (unaudited)
Net sales	$1,591.8	$1,589.7
Cost of goods sold	(646.2)	(624.6)
Gross margin	945.6	965.1

Other operating expenses:
Buying, distribution and occupancy expenses	(314.7)	(318.1)
Selling, general and administrative expenses	(502.1)	(492.8)
Acquisition and integration expenses	—	(2.1)
Restructuring and other related charges	(7.9)	(22.2)
Depreciation and amortization expense	(82.0)	(90.0)
Total other operating expenses	(906.7)	(925.2)
Operating income	38.9	39.9

Interest expense	(26.0)	(26.6)
Interest income and other income, net	0.8	0.2
Income before provision for income taxes	13.7	13.5
Provision for income taxes	(7.8)	(6.9)
Net income	$5.9	$6.6

Net income per common share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Weighted average common shares outstanding:
Basic	196.7	195.4
Diluted	201.2	195.4

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	November 3, 2018	October 28, 2017
	(millions) (unaudited)
Net income	$5.9	$6.6
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(0.4)	(2.0)
Total other comprehensive loss	(0.4)	(2.0)
Total comprehensive income	$5.5	$4.6

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	November 3, 2018	October 28, 2017
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$5.9	$6.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	82.0	90.0
Deferred income tax benefit	5.8	18.7
Deferred rent and other occupancy costs	(10.4)	(12.2)
Stock-based compensation expense	4.7	6.0
Impairment of tangible assets	1.9	6.6
Non-cash interest expense	2.5	3.1
Gain on sale of fixed assets	(0.1)	(2.0)
Other non-cash income, net	(4.1)	(4.9)
Changes in operating assets and liabilities:
Inventories	(192.4)	(104.9)
Accounts payable, accrued liabilities and income tax liabilities	74.0	—
Deferred income	4.2	1.2
Lease-related liabilities	4.0	5.1
Other balance sheet changes, net	20.6	0.2
Net cash (used in) provided by operating activities	(1.4)	13.5

Cash flows from investing activities:
Capital expenditures	(38.7)	(50.6)
Proceeds from the sale of assets	0.4	9.7
Net cash used in investing activities	(38.3)	(40.9)

Cash flows from financing activities:
Redemptions and repayments of term loan	—	(22.5)
Proceeds from revolver borrowings	—	232.5
Repayments of revolver borrowings	—	(204.8)
Tax payments related to share-based awards	(0.5)	(0.2)
Proceeds from stock options exercised and employee stock purchases	0.2	—
Net cash (used in) provided by financing activities	(0.3)	5.0

Net decrease in cash, cash equivalents and restricted cash	(40.0)	(22.4)
Cash, cash equivalents and restricted cash at beginning of period	240.1	326.6

Cash, cash equivalents and restricted cash at end of period	$200.1	$304.2

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended November 3, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
	(millions)
	(unaudited)
Balance, August 4, 2018	196.3	$2.0	$1,088.2	$(278.8)	$(12.9)	$798.5
Net income	—	—	—	5.9	—	5.9
Total other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Shares issued and equity grants made pursuant to stock-based compensation plans	1.1	—	4.8	(0.5)	—	4.3
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	4.9	—	4.9
Balance, November 3, 2018	197.4	$2.0	$1,093.0	$(268.5)	$(13.3)	$813.2

	Three Months Ended October 28, 2017
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
	(millions)
	(unaudited)
Balance, July 29, 2017	195.1	$2.0	$1,068.2	$(238.8)	$(10.4)	$821.0
Net income	—	—	—	6.6	—	6.6
Total other comprehensive loss	—	—	—	—	(2.0)	(2.0)
Shares issued and equity grants made pursuant to stock-based compensation plans	0.9	—	6.0	(0.2)	—	5.8
Balance, October 28, 2017	196.0	$2.0	$1,074.2	$(232.4)	$(12.4)	$831.4

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. The Company's operations consist of its ecommerce operations and approximately 4,600 stores throughout the United States, Canada and Puerto Rico. The Company had annual revenues for the fiscal year ended August 4, 2018 of approximately $6.6 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company operates its business in four operating segments: Premium Fashion, Value Fashion, Plus Fashion and Kids Fashion. All of our segments sell fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our segments consist of specialty retail, outlet and ecommerce as well as licensed franchises in international territories at our Kids Fashion segment. Our Premium Fashion segment consists of our Ann Taylor and LOFT brands; our Value Fashion segment consists of our maurices and dressbarn brands; our Plus Fashion segment consists of our Lane Bryant and Catherines brands; and our Kids Fashion segment consists of our Justice brand. For a more detailed description of each brand's products and markets in which they serve, see Part I, Item 1 "Business" in our Annual Report on Form 10-K for the fiscal year ended August 4, 2018 (the "Fiscal 2018 10-K").

The Company's brands had the following store counts as of November 3, 2018: Ann Taylor 303 stores; LOFT 672 stores; maurices 961 stores; dressbarn 723 stores; Lane Bryant 747 stores; Catherines 345 stores; and Justice 845 stores.

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

The condensed consolidated balance sheet data as of August 4, 2018 is derived from the audited consolidated financial statements included in the Company’s Fiscal 2018 10-K, which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2018 10-K for a complete set of financial statements.

Fiscal Period

Fiscal year 2019 will end on August 3, 2019 and will be a 52-week period ("Fiscal 2019"). Fiscal year 2018 ended on August 4, 2018 and was a 53-week period (“Fiscal 2018”). The three months ended November 3, 2018 and the three months ended October 28, 2017 are both 13-week periods.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Recently Issued Accounting Standards

Recently adopted standards

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") which supersedes the revenue recognition requirements in FASB Accounting Standards Codification, "Revenue Recognition (Topic 605)." The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The Company adopted the guidance on a modified retrospective basis in the first quarter of Fiscal 2019. The new guidance primarily impacted the Company's accounting for its customer loyalty and credit card program contracts. Under the new standard, the Company accounts for its customer loyalty programs using a deferred revenue model, which defers revenue at the estimated fair value as the loyalty points are redeemed. Also under the new standard, the Company records financing charges and other income under its credit card programs as variability is resolved. As a result of the changes discussed above, upon adoption of ASU 2014-09 in the first quarter of Fiscal 2019, we recorded a cumulative net after-tax adjustment to opening Accumulated deficit of approximately $5 million. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Other changes related to the adoption of ASU 2014-09 include a change in how expected product sales returns are recorded. While the Company continues to establish a reserve based on historical experience, under ASU 2014-09, the reserve is now recorded on a gross basis, rather than a net basis. As a result of this change, we recorded an offsetting increase of approximately $14 million to Inventories and Accrued expenses and other current liabilities.

The following tables summarize the impact of ASU 2014-09 on our condensed consolidated statement of income and balance sheet for the first quarter of Fiscal 2019 as follows:

	Three Months Ended November 3, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Net sales	$1,591.8	$1,606.5	$(14.7)
Cost of goods sold	(646.2)	(646.9)	0.7
Gross margin	945.6	959.6	(14.0)

Operating income	38.9	52.9	(14.0)

Income before provision for income taxes	13.7	27.7	(14.0)
Provision for income taxes	(7.8)	(11.0)	3.2
Net income	$5.9	$16.7	$(10.8)

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	November 3, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Assets
Inventories	$829.6	$814.6	$15.0
Prepaid expenses and other current assets	254.5	245.8	8.7
Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	329.8	316.6	13.2
Deferred income	140.3	123.9	16.4
Accumulated deficit	(268.5)	(274.4)	5.9

The following table summarizes the impact of ASU 2014-09 on our condensed consolidated balance sheet as of the date of adoption as follows:

	As Reported August 4, 2018	Balances After Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Assets
Inventories	$622.9	$637.2	$14.3
Prepaid expenses and other current assets	248.5	270.5	22.0
Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	331.4	347.1	15.7
Deferred income	121.7	137.4	15.7
Accumulated deficit	(278.8)	(273.9)	4.9

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," ("ASU 2016-18"). ASU 2016-18 requires restricted cash be included with cash and cash equivalents when reconciling the total beginning and ending amounts on the statement of cash flows. The standard also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. The Company adopted ASU 2016-18 in the first quarter of Fiscal 2019, using the retrospective method. The other provisions of ASU 2016-18 did not have a material effect on the Company.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that reconcile to the amounts shown on the condensed consolidated statements of cash flows:

	November 3, 2018	August 4, 2018	October 28, 2017
	(millions)
Cash and cash equivalents	$198.9	$238.9	$303.0
Restricted cash included in:
Prepaid expenses and other current assets	1.2	1.2	1.2
Total cash, cash equivalents and restricted cash	$200.1	$240.1	$304.2

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently issued standards

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

Direct channel revenue from sales of products ordered through the Company’s retail internet sites and the corresponding freight revenue are recognized upon delivery and receipt of the shipment by our customers.

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable. As of November 3, 2018, the liability for estimated returns was $35.9 million and the corresponding balance of the right of return asset for merchandise was $15.9 million.

Gift cards, gift certificates and merchandise credits (collectively, “gift cards”) issued by the Company are recorded as a deferred income liability until they are redeemed, at which point revenue is recognized. Gift cards do not have expiration dates, but substantially all gift cards are redeemed within a 12-month period. The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recognized in Net sales over time based on the historical redemption patterns and historically has not been material. For the first quarter of Fiscal 2019, the opening and closing balance of deferred revenue related to gift cards, gift certificates and merchandise credits was $92.7 million and $90.1 million, respectively, and we recognized approximately $18 million of previously recorded deferred revenue related to our gift cards, gift certificates and merchandise credits.

The Company offers numerous customer loyalty programs for participating customers based on their level of purchases. For every qualifying purchase, the company defers a portion of the revenue until the loyalty points are redeemed. The transaction price is allocated between the product and the loyalty points based on the relative stand-alone selling price. Loyalty points accumulate until predetermined thresholds are met at which point the loyalty points can be redeemed as a discount off of a future purchase. Substantially all loyalty points are redeemed within a 12-month period. For the first quarter of Fiscal 2019, the opening (after adjusting for the impact of adopting ASU 2014-09) and closing balance of deferred revenue related to outstanding loyalty points was $35.4 million and $36.1 million, respectively, and approximately $17 million of previously recorded deferred revenue related to our outstanding loyalty points was recognized as revenue.

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

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	November 3, 2018	October 28, 2017
Apparel	85%	85%
Accessories	11%	12%
Other	4%	3%
Total net sales	100%	100%

5. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	November 3, 2018	August 4, 2018	October 28, 2017
	(millions)
Premium Fashion	$309.7	$212.2	$255.3
Value Fashion	193.6	153.9	211.4
Plus Fashion	182.6	153.0	173.7
Kids Fashion	143.7	103.8	103.8
Total inventories	$829.6	$622.9	$744.2

6. Asset Impairments

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

Impairment charges related to retail store assets by segment are as follows:

	Three Months Ended
	November 3, 2018	October 28, 2017
	(millions)
Premium Fashion	$0.1	$—
Value Fashion (a)	1.7	3.2
Plus Fashion	—	1.7
Kids Fashion	0.1	0.6
Total impairment charges	$1.9	$5.5
________
(a) The Company incurred additional impairment charges in the three months ended October 28, 2017 of$1.1 million in connection with the Change for Growth program which are considered to be outside the Company’s typical quarterly real-estate review, and are included within Restructuring and other related charges, as more fully described in Note 7. No such charges were included in the three months ended November 3, 2018.
7. Restructuring and Other Related Charges

In Fiscal 2018 and 2019, the Company continued its activities under the Change for Growth program, which started in Fiscal 2017. Specifically, the Company (i) developed new capabilities such as markdown optimization, size pack optimization and localized inventory planning with the goal of allowing it to better compete in the shifting retail landscape, (ii) enhanced our capability to analyze transaction data to support strategic decisions, and (iii) transitioned certain transaction processing functions within the brand services group to an independent third-party managed-service provider. Other activities included the ongoing fleet optimization store program as the Company continues to renegotiate leases and close stores.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Actions associated with the Change for Growth program are currently expected to continue through Fiscal 2019. As the Company continues to execute on the initiatives, we currently expect to incur additional charges in the remainder of Fiscal 2019 of approximately $15 million for professional fees and have identified capital projects of approximately $35 million to be incurred during Fiscal 2019. Of that amount, approximately $5 million was spent in the first three months of Fiscal 2019.

As a result of the Change for Growth program, the Company incurred the following charges, which are included within Restructuring and other related charges, for all periods presented:

	Three Months Ended
	November 3, 2018	October 28, 2017
	(millions)
Cash restructuring charges:
Severance and benefit costs (a)	$(0.5)	$3.9
Other related charges (b)	8.4	17.2
Total cash charges	7.9	21.1

Non-cash charges:
Impairment of assets (c)	—	1.1
Total non-cash charges	—	1.1

Total restructuring and other related charges	$7.9	$22.2
_______
(a) Severance and benefit costs reflect additional severance accruals associated with previously announced initiatives as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid.
(b) Other related charges consist of professional fees and other third-party costs incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program.
(c) Non-cash asset impairments for the three months ended October 28, 2017 reflect decisions within the Company's fleet optimization program to close certain under-performing stores primarily at the Value Fashion segment.

A summary of activity for the three months ended November 3, 2018 in the restructuring-related liabilities associated with the Change for Growth program, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Other related charges	Total
	(millions)
Balance at August 4, 2018	$4.1	$6.0	$10.1
Additions charged to expense	(0.5)	8.4	7.9
Cash payments	(1.7)	(10.7)	(12.4)
Balance at November 3, 2018	$1.9	$3.7	$5.6

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt

Debt consists of the following:	November 3, 2018	August 4, 2018
	(millions)
Revolving credit facility	$—	$—
Less: unamortized debt issuance costs (a)	(4.0)	(4.3)
	(4.0)	(4.3)

Term loan	1,371.5	1,371.5
Less: unamortized original issue discount (b)	(16.9)	(18.0)
unamortized debt issuance costs (b)	(19.4)	(20.5)
	1,335.2	1,333.0
Total long-term debt	$1,331.2	$1,328.7
_______

(a) The unamortized debt issuance costs are amortized on a straight-line basis over the life of the amended revolving credit agreement.
(b) The original issue discount and debt issuance costs for the term loan are amortized over the life of the term loan using the interest method based on an imputed interest rate of approximately 6.3%.

Amended Revolving Credit Agreement
On February 28, 2018, the Company and certain of its domestic subsidiaries entered into an amendment and restatement agreement of its revolving credit agreement dated August 21, 2015, as amended on October 31, 2016, among the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Amended Revolving Credit Agreement"). The Amended Revolving Credit Agreement provides aggregate revolving commitments up to $500 million, with an optional increase of up to $200 million.

The revolving credit facility may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The revolving credit facility also includes a $200 million letter of credit sublimit, of which $100 million can be used for standby letters of credit, and a $30 million swingline loan sublimit. The interest rates, pricing and fees under the agreement fluctuate based on the average daily availability, as defined therein. The Amended Revolving Credit Agreement extends the maturity of the Company’s revolving credit facility from August 2020 to the earlier of (i) five years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loan (unless (a) the outstanding principal amount of the Term Loan is $150 million or less and (b) the Company maintains liquidity (which can include (1) availability under the revolving credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility) in an amount equal to the outstanding principal amount of the remaining Term Loan.  There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement.  However, availability under the revolving credit facility is limited to a percentage of the amount of eligible cash, eligible inventory and eligible credit card accounts receivable as defined in the Amended Revolving Credit Agreement.

As of November 3, 2018, there were no borrowings under the Amended Revolving Credit Agreement and the Company had $472.9 million of availability under the Amended Revolving Credit Agreement.

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $37.5 million for three consecutive business days and ends when Availability is greater than these thresholds for thirty consecutive days. The Covenant Period was not in effect as of November 3, 2018.

For a more detailed description of the Company’s Amended Revolving Credit Agreement and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Term Loan

In connection with the August 2015 acquisition of ANN INC., the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which was issued at a 2% discount and provides for an additional term facility of $200 million. The Term Loan matures on August 21, 2022 and requires quarterly repayments of $22.5 million with a remaining balloon payment of approximately $1.2 billion required at maturity. During Fiscal 2018, the Company made repayments of $225.0 million of which $180.0 million was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment of $22.5 million until November of calendar 2020. The Company is also required to make mandatory prepayments in connection with certain prepayment events. As of November 3, 2018, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 6.813%.

For a more detailed description of the Company’s Term Loan and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

Maturities of Debt
The Company's outstanding debt as of November 3, 2018 matures as follows:

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

As of November 3, 2018 and August 4, 2018, the Company believes that the carrying values of cash and cash equivalents approximate its estimated fair value based on Level 1 measurements. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the estimated fair value and the carrying value as of November 3, 2018 and August 4, 2018. The fair value of the Term Loan was determined to be $1.324 billion as of November 3, 2018 and $1.258 billion as of August 4, 2018 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

The Company’s non-financial instruments, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair values on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill and other indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair values. For further discussion of the determination of the fair value of non-financial assets, see Note 6.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes

Tax Cuts and Jobs Act - Update

In December 2017, the 2017 Tax Cuts and Jobs Act (the "2017 Act") was signed into law. A full description of the 2017 Act and its expected impact on the Company is discussed in Note 12 to the audited consolidated financial statements included in the Fiscal 2018 10-K and should be read in conjunction with the update below.

During the first quarter of Fiscal 2019, no adjustments were made to estimates recorded in Fiscal 2018 upon adoption of the 2017 Act. The Company continued to evaluate the provisions of the 2017 Act and regulators may issue further guidance. As previously reported, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which is also included in FASB ASU 2018-05 and provided guidance on accounting for the tax effects of the 2017 Act. SAB 118 allows for a measurement period that should not extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). As a result, the estimates may change during the remainder of the measurement period, which concludes during the second quarter of Fiscal 2019.

The 2017 Act subjects the Company to a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries for taxable years beginning after December 31, 2017.  Accordingly, the Company has made a reasonable estimate of the impact of GILTI for the first quarter of Fiscal 2019.

Effective Tax Rate

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the reporting period. During the three months ended November 3, 2018, we determined that since small changes in estimated ordinary income for Fiscal 2019 would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate and accordingly we used a discrete effective tax rate method to calculate taxes for the three months ended November 3, 2018.

The Company’s effective tax rate is reflective of the jurisdictions where the Company has operations. The effective tax rate for the first quarter of Fiscal 2019 was 56.9%, which was higher than the statutory tax rate primarily due to GILTI, state and local taxes and non-deductible executive compensation.

11. Equity

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). There were no repurchases of common stock by the Company during the three months ended November 3, 2018 and the remaining availability was approximately $181.4 million at November 3, 2018.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	November 3, 2018	October 28, 2017
	(millions)
Basic	196.7	195.4
Dilutive effect of stock options and restricted stock units (a)	4.5	—
Diluted shares	201.2	195.4
 (a) There was no dilutive effect of stock options and restricted stock units for the three months ended October 28, 2017 as the impact of these items was anti-dilutive using the treasury stock method.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. For the three months ended November 3, 2018 and October 28, 2017, 16.9 million and 24.7 million shares, respectively, of anti-dilutive options and/or restricted stock units were excluded from the diluted share calculations.

12. Stock-based Compensation

As of November 3, 2018, there were approximately 6.3 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	November 3, 2018	October 28, 2017
	(millions)
Compensation expense	$4.7	$6.0
Income tax benefit	$1.0	$2.3

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Three Months Ended
	November 3, 2018	October 28, 2017
Expected term (years)	5.2	5.1
Expected volatility	47.5%	43.7%
Risk-free interest rate	2.9%	1.9%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$1.78	$0.97

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under all plans during the three months ended November 3, 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – August 4, 2018	19,307.9	$8.97	4.2	$9.3
Granted	4,474.4	3.91
Exercised	(22.6)	2.37
Canceled/Forfeited	(1,522.3)	9.72
Options outstanding – November 3, 2018	22,237.4	$7.91	4.8	$8.5

Options vested and expected to vest at November 3, 2018 (b)	21,763.1	$8.00	4.8	$8.3
Options exercisable at November 3, 2018	12,890.3	$11.02	3.7	$3.1
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of November 3, 2018, there was $12.3 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. The total intrinsic value of options exercised during the three months ended November 3, 2018 was de-minimus and there were no options exercised during the three months ended October 28, 2017. The total grant date fair value of options that vested during the three months ended November 3, 2018 and October 28, 2017 was approximately $8.8 million and $10.7 million, respectively.

Restricted Equity Awards

A summary of restricted equity awards activity during the three months ended November 3, 2018 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at August 4, 2018	4,171.3	$4.57
Granted	265.0	3.78
Vested	(1,133.2)	6.50
Canceled/Forfeited	(32.9)	11.43
Nonvested at November 3, 2018	3,270.2	$3.78

As of November 3, 2018, there was $5.9 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years.

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

The Company recognized $3.9 million in compensation expense for the three months ended November 3, 2018 and $(6.1) million for the three months ended October 28, 2017, which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements. The net credits recorded in Fiscal 2018 primarily reflect the Compensation Committee of the Board of Directors' determination in late September 2017 that although certain metrics within the 2017 LTIP were achieved, negative discretion should be applied based upon the overall performance of the Company, thus the LTIP amounts were not distributed.

As of November 3, 2018, there was $52.9 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. As of November 3, 2018, the liability for LTIP Awards was $18.6 million, of which $5.4 million was classified within Accrued expenses and other current liabilities and $13.2 million was classified within Other non-current liabilities in the condensed consolidated balance sheets. No amounts were paid during the three months ended November 3, 2018 and the three months ended October 28, 2017.

14. Commitments and Contingencies

Legal Matters

Justice Pricing Litigation

The Company is a defendant in class action lawsuits that allege that Justice’s promotional practices violated state comparative pricing and other laws. A description of the lawsuits comprising the Justice pricing litigation is discussed in the Fiscal 2018 10-K and should be read in conjunction with the update below.

On September 24, 2015, a formal settlement agreement was signed with the plaintiffs in the Rougvie case to settle the lawsuit on a class basis for the period of January 1, 2012 through February 28, 2015 for approximately $51 million, including payments to members of the class and payment of legal fees and expenses of settlement administration. On July 29, 2016, the Court granted the parties’ joint motion for final approval of settlement and dismissed the case with prejudice. After an appeal to the United States Court of Appeals for the Third Circuit was dismissed, distributions to class members pursuant to the settlement took place in the fall of 2017. The redemption period for all vouchers distributed to the class members has now ended. The Company filed a motion at the end of November 2018 seeking reimbursement for a limited portion of the settlement fund attributable to vouchers redeemed by class members that had been self-funded by the Company.

Additionally, all of the pricing lawsuits previously stayed have now been formally dismissed. If all of the pricing lawsuits are not finally resolved on a class basis for approximately $51 million in accordance with the settlement, and additional claims are filed based on purchases made prior to the commencement of the class period, the Company believes it has strong defenses to any such claims and is prepared to defend any such claims. There is some possibility that individual class members who excluded themselves from the settlement may seek to pursue their own or additional claims, although the Company believes that the liability associated with those cases would not be material.

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
The accounting policies of the Company’s operating segments are consistent with those described in the Fiscal 2018 10-K. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods. Certain expenses, including acquisition and integration expenses, and restructuring and other related charges, have not been allocated to the segments, which is consistent with the CODM's evaluation of the segments.

Net sales, operating loss and depreciation and amortization expense for each operating segment are as follows:

	Three Months Ended
	November 3, 2018	October 28, 2017
	(millions)
Net sales (a):
Premium Fashion	$596.0	$555.1
Value Fashion	444.4	471.3
Plus Fashion	285.4	304.2
Kids Fashion	266.0	259.1
Total net sales	$1,591.8	$1,589.7

Operating income (a):
Premium Fashion	$54.6	$38.5
Value Fashion	(6.2)	10.9
Plus Fashion	(12.0)	(0.9)
Kids Fashion	10.4	15.7
Unallocated acquisition and integration expenses	—	(2.1)
Unallocated restructuring and other related charges (b)	(7.9)	(22.2)
Total operating income	$38.9	$39.9

Depreciation and amortization expense:
Premium Fashion	$30.3	$32.9
Value Fashion	23.0	26.3
Plus Fashion	14.4	15.4
Kids Fashion	14.3	15.4
Total depreciation and amortization expense	$82.0	$90.0
(a) Prior period amounts have not been restated due to the adoption of ASU 2014-09 and continue to be reported under the accounting standards in effect for those periods. For more information on ASU 2014-09, refer to Note 3.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(b) Restructuring and other related charges are as follows:

	Three Months Ended
	November 3, 2018	October 28, 2017
	(millions)
Cash related charges(i):
Severance and benefit costs:
Premium Fashion	$—	$1.4
Value Fashion	—	(1.2)
Plus Fashion	—	4.7
Kids Fashion	(0.1)	(0.3)
Corporate	(0.4)	(0.7)
Total severance and benefit costs	(0.5)	3.9
Professional fees and other related charges:
Plus Fashion	(0.1)	1.2
Corporate	8.5	16.0
Total professional fees and other related charges	8.4	17.2
Total cash related charges	7.9	21.1

Non-cash charges:
Impairment of assets:
Value Fashion	—	1.1
Total non-cash charges	—	1.1
Total restructuring and other related charges	$7.9	$22.2
 (i) The charges incurred under the Company's Change for Growth program are more fully described in Note 7.

16. Additional Financial Information

	Three Months Ended
Cash Interest and Taxes:	November 3, 2018	October 28, 2017
	(millions)
Cash paid for interest	$23.8	$30.9
Cash paid for income taxes	$1.3	$1.8

Non-cash Transactions

Non-cash investing activities include accrued purchases of fixed assets in the amount of $14.3 million as of November 3, 2018 and $21.1 million as of October 28, 2017.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended August 4, 2018 (the "Fiscal 2018 10-K"). Other than the update provided in Part II, Item 1A — "Risk Factors" of this Form 10-Q, there are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — "Risk Factors" of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Our Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls, with annual revenue of approximately $6.6 billion for Fiscal 2018. We and our subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

Retailers, particularly those in the specialty apparel sector, continue to face intense competition and channel disruption as consumer spending habits continue to indicate an increasing preference to purchase digitally as opposed to in traditional brick-and-mortar retail stores. While we experienced positive consolidated comparative sales performance in the first quarter of Fiscal 2019, individual brand performance was mixed and competition for consumer spending remains strong. Accordingly, we expect store traffic headwinds and a highly promotional operating environment to continue into the second quarter of Fiscal 2019. In response to this expected operating environment, we continue to scale back overall spending levels where possible, refine our operating model and implement new capabilities to ensure we remain competitive in this rapidly evolving sector.

Change for Growth Program

During the first quarter of Fiscal 2019, we continued activities under the Change for Growth transformation program which included (i) continued operating expense reductions in the areas of professional services, travel and facilities management, among others, (ii) continued transition of certain transaction process functions to an independent third-party managed-service provider, and (iii) continued re-negotiation of store leases under the fleet optimization program.

We realized approximately $20 million in cost savings related to Change for Growth program actions during the three months ended November 3, 2018, primarily reflecting Selling, general and administrative expense ("SG&A") savings. We expect to realize additional cost savings related to these actions of approximately $70 million for the remainder of Fiscal 2019. Subsequent to Fiscal 2019, we expect to realize approximately $10 to $35 million in annual cost savings though Fiscal 2020, bringing the total expected annual cost savings from these actions, when combined with the $200 million cost savings achieved through Fiscal 2018, to a range of $300 to $325 million. These savings are expected to be realized in our segment operating results generally in proportion to their sales.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

We may incur significant additional charges and capital expenditures in future periods as we more fully define incremental Change for Growth program initiatives, and move into the execution phases of associated projects. Actions associated with the program are currently expected to continue through Fiscal 2019.

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

Summary of Financial Performance

First Quarter Summary and Key Developments
Operating highlights for the first quarter are as follows:

•	Comparable sales increased by 3%, reflecting increases at our Premium Fashion and Kids Fashion segments, offset in part by declines at our Value Fashion and Plus Fashion segments;

•	Operating income was $38.9 million compared to $39.9 million in the year-ago period; and

•	Net income per diluted share was $0.03 in both periods.
Liquidity highlights for the three-month period ended November 3, 2018 are as follows:

•	Cash used in operations was $1.4 million in Fiscal 2019 compared to $13.5 million of cash provided by operations in the year-ago period; and

•	Capital expenditures were $38.7 million compared to $50.6 million in the year-ago period.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended November 3, 2018 compared to Three Months Ended October 28, 2017

The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	November 3, 2018	October 28, 2017	$ Change	% Change
	(millions, except per share data)
Net sales	$1,591.8	$1,589.7	$2.1	0.1%

Cost of goods sold	(646.2)	(624.6)	(21.6)	(3.5)%
Cost of goods sold as % of net sales	40.6%	39.3%
Gross margin	945.6	965.1	(19.5)	(2.0)%
Gross margin as % of net sales	59.4%	60.7%
Other operating expenses:
Buying, distribution and occupancy expenses	(314.7)	(318.1)	3.4	1.1%
BD&O expenses as % of net sales	19.8%	20.0%
Selling, general and administrative expenses	(502.1)	(492.8)	(9.3)	(1.9)%
SG&A expenses as % of net sales	31.5%	31.0%
Acquisition and integration expenses	—	(2.1)	2.1	NM
Restructuring and other related charges	(7.9)	(22.2)	14.3	64.4%
Depreciation and amortization expense	(82.0)	(90.0)	8.0	8.9%
Total other operating expenses	(906.7)	(925.2)	18.5	2.0%
Operating income	38.9	39.9	(1.0)	(2.5)%
Operating income as % of net sales	2.4%	2.5%
Interest expense	(26.0)	(26.6)	0.6	2.3%
Interest income and other income, net	0.8	0.2	0.6	NM
Income before provision for income taxes	13.7	13.5	0.2	1.5%
Provision for income taxes	(7.8)	(6.9)	(0.9)	(13.0)%
Effective tax rate (a)	56.9%	51.1%
Net income	$5.9	$6.6	$(0.7)	(10.6)%

Net income per common share:
Basic	$0.03	$0.03	$—	NM
Diluted	$0.03	$0.03	$—	NM
_______

(a)	Effective tax rate is calculated by dividing the Provision for income taxes by the Income before provision for income taxes.
(NM) Not meaningful.

Net Sales. Total net sales increased by $2.1 million, or 0.1%, to $1,591.8 million for the three months ended November 3, 2018 from $1,589.7 million in the year-ago period. The Net sales increase was primarily attributable to a 3% comparable sales increase which was mostly offset by a non-comparable sales decrease of $46.8 million to $16.4 million, which primarily resulted from store closures. In addition, other revenues decreased by $2.5 million, or 5% to $50.6 million from $53.1 million in the year-ago period, primarily reflecting unfavorable timing related to the adoption of the new revenue recognition accounting standard, which is discussed more fully in Note 3 to the unaudited condensed consolidated financial statements. The changes in Net sales on a segment-by-segment basis are discussed in more detail below.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Three Months Ended
	November 3, 2018	October 28, 2017	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$596.0	$555.1	$40.9	7.4%
Value Fashion	444.4	471.3	(26.9)	(5.7)%
Plus Fashion	285.4	304.2	(18.8)	(6.2)%
Kids Fashion	266.0	259.1	6.9	2.7%
Total net sales	$1,591.8	$1,589.7	$2.1	0.1%

Comparable sales (a)(b)				3%
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

(b)
During the first quarter of Fiscal 2019, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation, discussed more fully in Note 14 to the unaudited condensed consolidated financial statements, continued to be redeemed through October 2018. Comparable sales related to these transactions includes the transaction value in excess of the voucher value.

Premium Fashion net sales performance primarily reflected:

•	a 7% comparable sales increase of $12.3 million at Ann Taylor and a 9% comparable sales increase of $31.3 million at LOFT during the three months ended November 3, 2018;

•	a $0.3 million increase in non-comparable sales, comprised of:

–	a $4.6 million increase from the net positive impact of 7 new LOFT store openings in the last twelve months partially offset by 16 LOFT store closures, and

–	a $4.3 million decline from 17 net Ann Taylor store closures in the last twelve months; and

•	a $3.0 million decline in other revenues primarily reflecting unfavorable timing related to the adoption of the new revenue recognition accounting standard.

Value Fashion net sales performance primarily reflected:

•	a 4% comparable sales decline of $7.3 million at dressbarn and a 3% comparable sales decline of $6.8 million at maurices during the three months ended November 3, 2018;

•	a $13.4 million decline in non-comparable sales, comprised of:

–	an $8.5 million decline from 49 dressbarn store closures in the last twelve months, and

–	a $4.9 million decline from 47 net maurices store closures in the last twelve months; and

•	a $0.6 million increase in other revenues.

Plus Fashion net sales performance primarily reflected:

•	a 2% comparable sales decline of $3.8 million at Lane Bryant and a 3% comparable sales decline of $2.2 million at Catherines during the three months ended November 3, 2018;

•	a $7.8 million decline in non-comparable sales, comprised of:

–	a $7.5 million decline from 17 net Lane Bryant store closures in the last twelve months, and

–	a $0.3 million decline from 10 Catherines store closures in the last twelve months; and

•	a $5.0 million decline in other revenues primarily reflecting unfavorable timing related to the adoption of the new revenue recognition accounting standard.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Kids Fashion net sales performance primarily reflected:

•	a 12% comparable sales increase of $27.9 million at Justice during the three months ended November 3, 2018;

•
a $25.9 million decline in non-comparable sales primarily due to Fiscal 2019 including one less week of peak sales during the back-to-school shopping period compared to Fiscal 2018, which resulted from the 53rd week recorded at the end of Fiscal 2018, as well as 49 Justice store closures in the last twelve months; and

•	a $4.9 million increase in other revenues primarily due to higher wholesale revenue.

Gross Margin. Gross margin in terms of dollars was lower as a result of a decline in the gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales. Gross margin rate decreased by 130 basis points from the year-ago period to 59.4% for the three months ended November 3, 2018. The decrease was due to lower margins at our Kids Fashion, Plus Fashion, and Value Fashion segments, which were partially offset by increased margins at our Premium Fashion segment, and is discussed on a segment-by-segment basis below.

Gross margin as a percentage of net sales is dependent upon a variety of factors, including brand sales mix, product mix, channel mix, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance improved by approximately 90 basis points, reflecting strong product acceptance at both LOFT and Ann Taylor, which resulted in a higher mix of full price selling, offset in part by higher shipping costs related to increased direct channel penetration.

•	Value Fashion gross margin rate performance declined approximately 190 basis points, caused by:

–
a 270 basis point decline at maurices, reflecting the need for greater markdown requirements to clear underperforming inventory receipts from the transitional August and September period, and higher shipping costs related to increased direct channel penetration, and

–	a 90 basis point decline at dressbarn, primarily reflecting an earlier sell-off of seasonal markdown inventory versus the year-ago period.

•
Plus Fashion gross margin rate performance declined by approximately 290 basis points, caused by comparable sales decreases at both Lane Bryant and Catherines reflecting the need for greater markdown requirements to clear underperforming inventory receipts, and higher shipping costs related to increased direct channel penetration.

•
Kids Fashion gross margin rate performance declined approximately 340 basis points as a result of the shift of a high margin, peak back-to-school selling week from the first quarter of Fiscal 2019 to the fourth quarter of Fiscal 2019 as a result of the 53rd week recorded at the end of Fiscal 2018, unfavorable product mix and higher shipping costs related to increased direct channel penetration.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $3.4 million, or 1.1%, to $314.7 million for the three months ended November 3, 2018 from $318.1 million in the year-ago period. The reduction in expenses was driven by lower occupancy expenses resulting primarily from our fleet optimization program, partially offset by higher variable distribution costs related to the increased penetration of our direct business. BD&O expenses as a percentage of net sales decreased by 20 basis points to 19.8% for the three months ended November 3, 2018 from 20.0% in the year-ago period.

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

SG&A expenses increased by $9.3 million, or 1.9%, to $502.1 million for the three months ended November 3, 2018 from $492.8 million in the year-ago period. The increase in SG&A expenses was primarily due to inflationary increases and higher performance-based compensation, offset in part by lower store expenses resulting from our fleet optimization program and approximately $15

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

million in cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings. SG&A expenses as a percentage of net sales increased by 50 basis points to 31.5% for the three months ended November 3, 2018 from 31.0% in the year-ago period.

Depreciation and Amortization Expense decreased by $8.0 million, or 8.9%, to $82.0 million for the three months ended November 3, 2018 from $90.0 million in the year-ago period. The decrease was driven by a lower level of store-related fixed-assets, offset in part by incremental depreciation from capital investments.

Operating Income. Operating income was $38.9 million for the three months ended November 3, 2018 compared to $39.9 million in the year-ago period and is discussed on a segment basis below.

Operating results for our four operating segments are presented below:

	Three Months Ended
	November 3, 2018	October 28, 2017	$ Change	% Change
	(millions)
Operating income:
Premium Fashion	$54.6	$38.5	$16.1	41.8%
Value Fashion	(6.2)	10.9	(17.1)	(156.9)%
Plus Fashion	(12.0)	(0.9)	(11.1)	NM
Kids Fashion	10.4	15.7	(5.3)	(33.8)%
Unallocated acquisition and integration expenses	—	(2.1)	2.1	NM
Unallocated restructuring and other related charges	(7.9)	(22.2)	14.3	64.4%
Total operating income	$38.9	$39.9	$(1.0)	(2.5)%
 _______
(NM) Not meaningful.

Premium Fashion operating income increased by $16.1 million primarily due to an increase in comparable sales and gross margin rate (as previously discussed), and a decrease in depreciation expense, partially offset by an increase in SG&A expenses associated with higher performance-based compensation and marketing expenses.
Value Fashion operating results decreased by $17.1 million primarily due to a decline in comparable sales and gross margin rate (as previously discussed), partially offset by a decrease in operating expenses and lower depreciation expense. Operating expense reductions were primarily driven by lower occupancy and store expenses associated with our fleet optimization program.
Plus Fashion operating results decreased by $11.1 million, primarily due to a decline in comparable sales and gross margin rate (as previously discussed), offset in part by a decline in operating expenses and lower depreciation expense. Operating expense reductions were primarily driven by lower occupancy and store expenses associated with our fleet optimization program and lower marketing expenses.

Kids Fashion operating income decreased by $5.3 million primarily due to the decline in non-comparable sales and gross margin rate associated with the shift of a peak back-to-school selling week (as previously discussed), partially offset by an increase in comparable sales.

Unallocated Acquisition and Integration Expenses of $2.1 million for the three months ended October 28, 2017 primarily included costs associated with the closure of the former ANN distribution facility in Louisville, Kentucky as well as the gain on the related sale, which occurred in the first quarter of Fiscal 2018. There were no such expenses during the three months ended November 3, 2018.

Unallocated Restructuring and Other Related Charges of $7.9 million for the three months ended November 3, 2018 reflects costs associated with the Change for Growth program and included $8.4 million of professional fees incurred in connection with the identification and implementation of the transformation initiatives and $(0.5) million related to severance and other related charges reflecting the true up of estimates to amounts actually paid. The $22.2 million in the year-ago period also reflected costs associated with the Change for Growth program and included $17.2 million for professional fees incurred in connection with the identification

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

and implementation of the transformation initiatives, $3.9 million of severance and other related charges, and $1.1 million for charges related to the fleet optimization program.

Interest Expense decreased by $0.6 million, or 2.3%, to $26.0 million for the three months ended November 3, 2018 from $26.6 million in the year-ago period, caused by a lower average outstanding term loan balance as a result of repayments in the last 12 months, mostly offset by a higher interest rate on our variable rate term loan during the three months ended November 3, 2018.

Provision for Income Taxes represents federal, foreign, state and local income taxes. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the reporting period. During the three months ended November 3, 2018, we determined that since small changes in estimated ordinary income for Fiscal 2019 would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate and accordingly we used a discrete effective tax rate method to calculate taxes for the three months ended November 3, 2018. For the three months ended November 3, 2018, we recorded a tax provision of $7.8 million on a pre-tax income of $13.7 million, for an effective tax rate of 56.9%, which was higher than the statutory tax rate primarily due to GILTI (as discussed in Note 10 to the unaudited condensed consolidated financial statements), state and local taxes and non-deductible executive compensation. In the year-ago period, we recorded a provision of $6.9 million on a pre-tax income of $13.5 million for an effective tax rate of 51.1%, which was higher than the statutory tax rate primarily due to a change in the first quarter of Fiscal 2018 in the accounting for the tax effects of share-based compensation payments.

Net Income decreased by $0.7 million to $5.9 million for the three months ended November 3, 2018 from $6.6 million in the year-ago period. The decrease was primarily due to the increase in the provision for income taxes, as discussed above.

Net Income per Diluted Common Share was $0.03 per share for the three months ended November 3, 2018, compared to $0.03 per share in the year-ago period.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Three Months Ended
	November 3, 2018	October 28, 2017
	(millions)
Net cash (used in) provided by operating activities	$(1.4)	$13.5
Net cash used in investing activities	(38.3)	(40.9)
Net cash (used in) provided by financing activities	(0.3)	5.0
Net decrease in cash, cash equivalents and restricted cash	$(40.0)	$(22.4)

Net cash (used in) provided by operating activities. Net cash used in operations was $1.4 million for the three months ended November 3, 2018, compared to net cash provided by operations of $13.5 million in the year-ago period. Cash flow from operations was lower in the first quarter of Fiscal 2019 primarily due to lower net income before non-cash expenses and higher inventory purchases primarily due to receipt timing, offset in part by the timing of payments for store rent expenses.

Net cash used in investing activities. Net cash used in investing activities for the three months ended November 3, 2018 was $38.3 million, consisting primarily of capital expenditures of $38.7 million. Net cash used in investing activities in the year-ago period was $40.9 million, consisting of capital expenditures of $50.6 million, offset in part by $9.7 million of proceeds from the sale of assets.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $0.3 million for the three months ended November 3, 2018 primarily reflecting tax payments related to share-based compensation. Net cash provided by financing activities in the year-ago period was $5.0 million, consisting of net borrowings of debt under our Amended Revolving Credit Agreement of $27.7 million, offset in part by $22.5 million of principal repayments of our term loan debt.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Capital Spending

Capital expenditures during the three months ended November 3, 2018 were $38.7 million which included spending for non-routine capital investments primarily including initiatives identified with the Change for Growth program as well as routine spending in connection with our digital initiatives, infrastructure, and our retail store network. For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2018 10-K.

We expect that total capital spending for Fiscal 2019 will be in the range of $180-$210 million for the full fiscal year. Our routine and non-routine capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

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

As of November 3, 2018, approximately $47 million, or 24%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries, which represents a significant reduction in our offshore cash and cash equivalents balance from the year ago period resulting from repatriation activity that was enabled by the 2017 Tax Cuts and Jobs Act. The remaining offshore cash balances are primarily required to meet the working capital needs of the Company's offshore businesses. We continue to evaluate various alternatives for our remaining foreign held cash balances and will repatriate any excess cash balances as necessary.

As of November 3, 2018, we had $472.9 million of availability under the Amended Revolving Credit Agreement.

Debt

For a detailed description of the terms and restrictions under our amended and restated revolving credit agreement dated February 27, 2018 (the "Amended Revolving Credit Agreement") and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 12 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. We were in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of November 3, 2018. We believe the Amended Revolving Credit Agreement will provide sufficient liquidity to continue to support our operating needs and capital requirements for the foreseeable future.

Term Loan

During Fiscal 2018, we repaid a total of $225.0 million term loan debt of which $180.0 million was applied to future quarterly scheduled payments such that we are not required to make a quarterly payment until November of calendar 2020. We may from time to time seek to repay or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Additionally, we expect to incur cash interest expense of approximately $70 million on the Term Loan during the remainder of Fiscal 2019 based on the outstanding balance and interest rates in effect as of November 3, 2018. Such interest and principal payments are expected to be funded with our cash flows from operations.

Common Stock Repurchase Program

There were no purchases of common stock by us during the three months ended November 3, 2018 under the repurchase program. For a complete description of our 2016 Stock Repurchase Program, see Note 16 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

We may from time to time continue to repurchase additional shares depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt agreements, among other factors.

Contractual and Other Obligations

Firm Commitments

There have been no material changes during the period covered by this report to the firm commitments specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2018 10-K.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2018 10-K.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Fiscal 2018 10-K. For a detailed discussion of our critical accounting policies, see the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2018 10-K. Other than the below update, there have been no material changes to our critical accounting policies since August 4, 2018.
Impairment of Goodwill and Other Intangible Assets

In the fourth quarter of Fiscal 2018, we performed our annual goodwill and indefinite-lived intangible impairment assessment (the "Fiscal 2018 Valuation"). While dressbarn does not have goodwill or indefinite-lived intangible assets and the fair values of ANN, Lane Bryant, and Justice were all significantly in excess of their respective book values, the fair values of the maurices and Catherines reporting units exceeded their book values by less than 15%. In addition, while the fair value of most of our indefinite-lived intangible assets significantly exceeded their respective book values, the fair values of the LOFT and maurices trade names exceeded their respective book value by approximately 15% or less.

It is possible that a shortfall in the cash flows from the amounts estimated in the Fiscal 2018 Valuation may result in a future impairment loss. During the first three months of Fiscal 2019, our brands subject to the 2018 Valuation generally performed in line with the cash flow projections supporting the 2018 Valuation, as any shortfall in operating cash flows was principally offset by a decrease in capital expenditures. However, as discussed earlier in Overview, while our consolidated comparative sales for the first quarter of Fiscal 2019 were positive, individual brand performance was mixed and we continued to experience a highly promotional operating environment. Accordingly, we will continue to monitor macroeconomic conditions, industry and market trends and entity-specific risks and evaluate their impact on the valuation of our reporting units. For example, if we continue to experience sustained periods of declines or shifts in consumer spending, or fail to realize the anticipated cost savings associated from the Change for Growth program, it could adversely impact the long-term assumptions used in the 2018 Valuation. Such trends may also have a negative impact on some of the other key assumptions used in the 2018 Valuation, including anticipated gross margin and operating income margin as well as the weighted average cost of capital rate. These assumptions are highly

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

judgmental and subject to change. The Company will conduct its 2019 assessment of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of Fiscal 2019.

Should declines in our performance or our expectations regarding future performance occur, it could adversely impact the valuation of our goodwill and/or other indefinite-lived intangible assets, particularly at the maurices or Catherines reporting units and the LOFT and maurices trade names, as well as at our other reporting units that exceeded or substantially exceeded their respective carrying values. As a result, we may be required to undertake impairment testing earlier than the fourth quarter of Fiscal 2019.  Any such declines could also adversely impact our other long-lived assets, such as property and equipment, particularly at our Plus Fashion and Value Fashion segments, as well as our ability to realize our deferred tax assets.  Such changes, if material, may require us to incur additional material impairment charges for such goodwill and/or other indefinite-lived intangible assets and property and equipment, and may also require us to write-off all or a portion of our deferred tax assets in future periods.

Income Taxes

In December 2017, the 2017 Tax Cuts and Jobs Act (the "2017 Act") was signed into law. The 2017 Act makes broad and complex changes to the U.S. tax code that will affect the Company in Fiscal 2018 and beyond. We are still in the process of determining the full impact of the 2017 Act, however, based on the current interpretation of the 2017 Act, we made reasonable estimates to record provisional amounts during Fiscal 2019 and Fiscal 2018. In that regard, the SEC staff issued Staff Accounting Bulletin Number 118 ("SAB 118"), which is also included in FASB ASU 2018-05 and provides guidance on accounting for the tax effects of the 2017 Act. SAB 118 allows for a measurement period that should not extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Act. The determinations made in applying the 2017 Act require significant judgment by management. We will continue to refine our estimates within the measurement period allowed, which will be completed no later than the second quarter of Fiscal 2019. See Note 10 to the accompanying unaudited condensed consolidated financial statements included herein for more information.

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

See Note 3 to the accompanying unaudited condensed consolidated financial statements for a description of certain recently adopted or issued accounting standards which may impact our financial statements in future reporting periods.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Part II, Item 7 as specified in the Market Risk Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2018 10-K.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of November 3, 2018. There has been no change in the Company’s internal control over financial reporting during the quarter ended November 3, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 14 to the accompanying unaudited condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, please review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2018 10-K. There have been no material changes during the quarter ended November 3, 2018 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2018 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended November 3, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (August 5, 2018 – September 1, 2018)	—	$—	—	$ 181 million
Month # 2 (September 2, 2018 – October 6, 2018)	—	$—	—	$ 181 million
Month # 3 (October 7, 2018 – November 3, 2018)	—	$—	—	$ 181 million
________
(a)  On December 15, 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's borrowing agreements, as more fully described in Note 8 to the accompanying unaudited condensed consolidated financial statements. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

Item 6 - EXHIBITS

Exhibit	Description

3.1	Second Amended and Restated By-laws, effective October 3, 2018, is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 9, 2018.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David Jaffe pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Robb Giammatteo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

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

ASCENA RETAIL GROUP, INC.

Date: December 10, 2018	BY: /s/ David Jaffe
David Jaffe
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2018	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)