Form 10-Q
period 2019-02-02
Ascena Retail Group, Inc.
filed 2019-03-14
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 2, 2019

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
The Registrant had 197,567,328 shares of common stock outstanding as of March 12, 2019.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 2, 2019	August 4, 2018
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$214.6	$238.9
Inventories	692.6	622.9
Prepaid expenses and other current assets	237.4	248.5
Total current assets	1,144.6	1,110.3
Property and equipment, net	1,104.6	1,205.3
Goodwill	683.0	683.0
Other intangible assets, net	509.2	516.0
Other assets	54.9	55.9
Total assets	$3,496.3	$3,570.5

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$425.5	$437.6
Accrued expenses and other current liabilities	297.8	331.4
Deferred income	168.2	121.7
Total current liabilities	891.5	890.7
Long-term debt	1,333.6	1,328.7
Lease-related liabilities	295.8	315.2
Deferred income taxes	24.9	29.6
Other non-current liabilities	205.1	207.8
Total liabilities	2,750.9	2,772.0

Commitments and contingencies (Note 14)

Equity:
Common stock, par value $0.01 per share; 197.6 million and 196.3 million shares issued and outstanding as of February 2, 2019 and August 4, 2018, respectively	2.0	2.0
Additional paid-in capital	1,096.8	1,088.2
Accumulated deficit	(340.1)	(278.8)
Accumulated other comprehensive loss	(13.3)	(12.9)
Total equity	745.4	798.5
Total liabilities and equity	$3,496.3	$3,570.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	February 2, 2019	January 27, 2018	February 2, 2019	January 27, 2018
	(millions, except per share data) (unaudited)
Net sales	$1,692.8	$1,719.0	$3,284.6	$3,308.7
Cost of goods sold	(810.0)	(790.4)	(1,456.2)	(1,415.0)
Gross margin	882.8	928.6	1,828.4	1,893.7

Other operating expenses:
Buying, distribution and occupancy expenses	(317.6)	(326.1)	(632.3)	(644.2)
Selling, general and administrative expenses	(519.4)	(526.2)	(1,021.5)	(1,019.0)
Acquisition and integration expenses	—	(3.3)	—	(5.4)
Restructuring and other related charges	(14.3)	(18.8)	(22.2)	(41.0)
Depreciation and amortization expense	(83.3)	(89.8)	(165.3)	(179.8)
Total other operating expenses	(934.6)	(964.2)	(1,841.3)	(1,889.4)
Operating (loss) income	(51.8)	(35.6)	(12.9)	4.3

Interest expense	(26.9)	(27.2)	(52.9)	(53.8)
Interest income and other income, net	1.2	1.6	2.0	1.8
Loss before benefit (provision) for income taxes	(77.5)	(61.2)	(63.8)	(47.7)
Benefit (provision) for income taxes	6.0	21.9	(1.8)	15.0
Net loss	$(71.5)	$(39.3)	$(65.6)	$(32.7)

Net loss per common share:
Basic	$(0.36)	$(0.20)	$(0.33)	$(0.17)
Diluted	$(0.36)	$(0.20)	$(0.33)	$(0.17)

Weighted average common shares outstanding:
Basic	197.5	196.1	197.1	195.8
Diluted	197.5	196.1	197.1	195.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	February 2, 2019	January 27, 2018	February 2, 2019	January 27, 2018
	(millions) (unaudited)
Net loss	$(71.5)	$(39.3)	$(65.6)	$(32.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	2.7	(0.4)	0.7
Total other comprehensive income (loss)	—	2.7	(0.4)	0.7
Total comprehensive loss	$(71.5)	$(36.6)	$(66.0)	$(32.0)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	February 2, 2019	January 27, 2018
	(millions) (unaudited)
Cash flows from operating activities:
Net loss	$(65.6)	$(32.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	165.3	179.8
Deferred income tax benefit	(4.8)	(26.7)
Deferred rent and other occupancy costs	(21.4)	(24.6)
Stock-based compensation expense	8.3	10.8
Impairment of tangible assets	4.5	15.1
Non-cash interest expense	4.9	6.0
Gain on sale of fixed assets	(0.1)	(2.0)
Other non-cash income, net	(7.7)	(3.1)
Changes in operating assets and liabilities:
Inventories	(55.4)	39.0
Accounts payable, accrued liabilities and income tax liabilities	(62.9)	(36.9)
Deferred income	35.9	32.2
Lease-related liabilities	5.3	10.4
Other balance sheet changes, net	38.1	(11.8)
Net cash provided by operating activities	44.4	155.5

Cash flows from investing activities:
Capital expenditures	(68.9)	(91.8)
Proceeds from the sale of assets	0.4	9.7
Proceeds from the settlement of corporate-owned life insurance policies	—	37.2
Other investing activities	—	0.3
Net cash used in investing activities	(68.5)	(44.6)

Cash flows from financing activities:
Redemptions and repayments of term loan	—	(22.5)
Proceeds from revolver borrowings	—	295.5
Repayments of revolver borrowings	—	(295.5)
Tax payments related to share-based awards	(0.6)	(0.3)
Proceeds from stock options exercised and employee stock purchases	0.4	—
Net cash used in financing activities	(0.2)	(22.8)

Net (decrease) increase in cash, cash equivalents and restricted cash	(24.3)	88.1
Cash, cash equivalents and restricted cash at beginning of period	240.1	326.6

Cash, cash equivalents and restricted cash at end of period	$215.8	$414.7

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Fiscal 2019	Shares	Amount
	(millions)
	(unaudited)
Balance, August 4, 2018	196.3	$2.0	$1,088.2	$(278.8)	$(12.9)	$798.5
Net income	—	—	—	5.9	—	5.9
Total other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Shares issued and equity grants made pursuant to stock-based compensation plans	1.1	—	4.8	(0.5)	—	4.3
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	4.9	—	4.9
Balance, November 3, 2018	197.4	2.0	1,093.0	(268.5)	(13.3)	813.2
Net (loss)	—	—	—	(71.5)	—	(71.5)
Shares issued and equity grants made pursuant to stock-based compensation plans	0.2	—	3.8	(0.1)	—	3.7
Balance, February 2, 2019	197.6	$2.0	$1,096.8	$(340.1)	$(13.3)	$745.4

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Fiscal 2018	Shares	Amount
	(millions)
	(unaudited)
Balance, July 29, 2017	195.1	$2.0	$1,068.2	$(238.8)	$(10.4)	$821.0
Net income	—	—	—	6.6	—	6.6
Total other comprehensive loss	—	—	—	—	(2.0)	(2.0)
Shares issued and equity grants made pursuant to stock-based compensation plans	0.9	—	6.0	(0.2)	—	5.8
Balance, October 28, 2017	196.0	2.0	1,074.2	(232.4)	(12.4)	831.4
Net (loss)	—	—	—	(39.3)	—	(39.3)
Total other comprehensive income	—	—	—	—	2.7	2.7
Shares issued and equity grants made pursuant to stock-based compensation plans	0.2	—	4.8	(0.1)	—	4.7
Balance, January 27, 2018	196.2	$2.0	$1,079.0	$(271.8)	$(9.7)	$799.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a leading national specialty retailer of apparel for women and tween girls. The Company's operations consist of its ecommerce operations and approximately 4,500 stores throughout the United States, Canada and Puerto Rico. The Company had annual revenues for the fiscal year ended August 4, 2018 of approximately $6.6 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

The Company's brands had the following store counts as of February 2, 2019: maurices 943 stores; Justice 833 stores; Lane Bryant 736 stores; dressbarn 674 stores; LOFT 669 stores; Catherines 335 stores; and Ann Taylor 296 stores.

2. Basis of Presentation

Basis of Consolidation

These unaudited interim consolidated financial statements present all the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial condition, results of operations, comprehensive loss, cash flows and equity of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report as permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to ensure that the information is fairly presented.

The condensed consolidated balance sheet data as of August 4, 2018 is derived from the audited consolidated financial statements included in the Company’s Fiscal 2018 10-K, which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2018 10-K for a complete set of financial statements.

Fiscal Period

Fiscal year 2019 will end on August 3, 2019 and will be a 52-week period ("Fiscal 2019"). Fiscal year 2018 ended on August 4, 2018 and was a 53-week period (“Fiscal 2018”). The three and six months ended February 2, 2019 were 13 and 26-week periods, respectively, for all segments.

The Company's Premium Fashion segment, which historically has followed the National Retail Federation calendar, recognized an extra week during the second quarter of Fiscal 2018, consistent with other retail companies already on that calendar. The Company's other segments recognized their extra week in the fourth quarter of Fiscal 2018 due to reporting systems constraints.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result, the three and six months ended January 27, 2018 include the results of the Premium Fashion segment for 14 and 27-weeks, respectively, while the results of the Value Fashion, Plus Fashion, and Kids Fashion segments reflect 13 and 26-weeks, respectively. The Company's Premium Fashion segment recognized Net sales and Operating income from the extra week in the prior year of approximately $25 million and $3 million, respectively.

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

The following tables summarize the impact of ASU 2014-09 on our condensed consolidated statement of income and balance sheet for three and six months of Fiscal 2019:

	Three Months Ended February 2, 2019
	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Net sales	$1,692.8	$1,680.9	$11.9
Cost of goods sold	(810.0)	(803.4)	(6.6)
Gross margin	882.8	877.5	5.3

Operating loss	(51.8)	(57.1)	5.3

Income before benefit for income taxes	(77.5)	(82.8)	5.3
Benefit for income taxes	6.0	7.2	(1.2)
Net loss	$(71.5)	$(75.6)	$4.1

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended February 2, 2019
	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Net sales	$3,284.6	$3,287.4	$(2.8)
Cost of goods sold	(1,456.2)	(1,450.3)	(5.9)
Gross margin	1,828.4	1,837.1	(8.7)

Operating loss	(12.9)	(4.2)	(8.7)

Income before provision for income taxes	(63.8)	(55.1)	(8.7)
Provision for income taxes	(1.8)	(3.8)	2.0
Net loss	$(65.6)	$(58.9)	$(6.7)

	February 2, 2019
	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Assets
Inventories	$692.6	$684.2	$8.4
Prepaid expenses and other current assets	237.4	224.0	13.4
Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	297.8	305.6	(7.8)
Deferred income	168.2	152.4	15.8
Accumulated deficit	(340.1)	(341.9)	1.8

The following table summarizes the impact of ASU 2014-09 on our condensed consolidated balance sheet as of the date of adoption:

	As Reported August 4, 2018	Balances After Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Assets
Inventories	$622.9	$637.2	$14.3
Prepaid expenses and other current assets	248.5	270.5	22.0
Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	331.4	347.1	15.7
Deferred income	121.7	137.4	15.7
Accumulated deficit	(278.8)	(273.9)	4.9

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that reconcile to the amounts shown on the condensed consolidated statements of cash flows:

	February 2, 2019	August 4, 2018	January 27, 2018
	(millions)
Cash and cash equivalents	$214.6	$238.9	$413.5
Restricted cash included in:
Prepaid expenses and other current assets	1.2	1.2	1.2
Total cash, cash equivalents and restricted cash	$215.8	$240.1	$414.7

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

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable. As of February 2, 2019, the liability for estimated returns was $20.1 million and the corresponding balance of the right of return asset for merchandise was $9.8 million.

Gift cards, gift certificates and merchandise credits (collectively, “gift cards”) issued by the Company are recorded as a deferred income liability until they are redeemed, at which point revenue is recognized. Gift cards do not have expiration dates, but substantially all gift cards are redeemed within a 12-month period. The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recognized in Net sales over time based on the historical redemption patterns and historically has not been material. For the thirteen weeks ended February 2, 2019, the opening balance of deferred revenue related to gift cards, gift certificates and merchandise credits was $90.1 million, of which we recognized approximately $19 million as revenue during the period. For the twenty-six weeks ended February 2, 2019, the opening balance of deferred revenue related to gift cards, gift certificates and merchandise credits was $92.7 million, of which we recognized approximately $29 million as revenue during the period. The closing balance of deferred revenue related to gift cards, gift certificates and merchandise credits was $121.9 million, as of February 2, 2019.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Substantially all loyalty points are redeemed within a 12-month period. For the thirteen weeks ended February 2, 2019, the opening balance of deferred revenue related to outstanding loyalty points was $36.1 million, of which we recognized approximately $20 million as revenue during the period. For the twenty-six weeks ended February 2, 2019, the opening (after adjusting for the impact of adopting ASU 2014-09) balance of deferred revenue related to outstanding loyalty points was $35.4 million, of which we recognized approximately $25 million as revenue during the period. The closing balance of deferred revenue related to outstanding loyalty points was $34.8 million as of February 2, 2019.

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

The Company accounts for sales and other related taxes on a net basis, thereby excluding such taxes from revenue.

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Three Months Ended		Six Months Ended
	February 2, 2019	January 27, 2018	February 2, 2019	January 27, 2018
Apparel	79%	79%	82%	82%
Accessories	16%	16%	14%	14%
Other	5%	5%	4%	4%
Total net sales	100%	100%	100%	100%

5. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	February 2, 2019	August 4, 2018	January 27, 2018
	(millions)
Premium Fashion	$246.0	$212.2	$192.2
Value Fashion	177.3	153.9	183.7
Plus Fashion	173.7	153.0	152.9
Kids Fashion	95.6	103.8	71.5
Total inventories	$692.6	$622.9	$600.3

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment charges related to retail store assets by segment are as follows:

	Three Months Ended		Six Months Ended
	February 2, 2019	January 27, 2018	February 2, 2019	January 27, 2018
	(millions)		(millions)
Premium Fashion	$0.3	$—	$0.4	$—
Value Fashion (a)	0.8	2.3	2.5	5.5
Plus Fashion	1.1	1.3	1.1	3.0
Kids Fashion	0.4	0.6	0.5	1.2
Total impairment charges	$2.6	$4.2	$4.5	$9.7
________
(a) The Company incurred additional impairment charges in the three and six months ended January 27, 2018 of $4.3 million and $5.4 million, respectively, in connection with the Change for Growth program which are considered to be outside the Company’s typical quarterly real-estate review, and are included within Restructuring and other related charges, as more fully described in Note 7. No such charges were included in the three and six months ended February 2, 2019.
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

Actions associated with the Change for Growth program are currently expected to continue through Fiscal 2019. As the Company continues to execute on the initiatives, we currently expect to incur additional charges in the remainder of Fiscal 2019 of approximately $15 million for professional fees and have identified capital projects of approximately $35 million to be incurred during Fiscal 2019. Of that amount, approximately $20 million was spent in the first six months of Fiscal 2019.

As a result of the Change for Growth program, the Company incurred the following charges, which are included within Restructuring and other related charges, for all periods presented:

	Three Months Ended		Six Months Ended
	February 2, 2019	January 27, 2018	February 2, 2019	January 27, 2018
	(millions)		(millions)
Cash restructuring charges:
Severance and benefit costs (a)	$1.1	$2.7	$0.6	$6.6
Other related charges (b)	13.2	12.9	21.6	30.1
Total cash charges	14.3	15.6	22.2	36.7

Non-cash charges:
Impairment of assets (c)	—	3.2	—	4.3
Total non-cash charges	—	3.2	—	4.3

Total restructuring and other related charges	$14.3	$18.8	$22.2	$41.0
_______
(a) Severance and benefit costs reflect additional severance accruals associated with previously announced initiatives, as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid.
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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of activity for the six months ended February 2, 2019 in the restructuring-related liabilities associated with the Change for Growth program, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Other related charges	Total
	(millions)
Balance at August 4, 2018	$4.1	$6.0	$10.1
Additions charged to expense	0.6	21.6	22.2
Cash payments	(2.3)	(26.0)	(28.3)
Balance at February 2, 2019	$2.4	$1.6	$4.0

8. Debt

Debt consists of the following:	February 2, 2019	August 4, 2018
	(millions)
Revolving credit facility	$—	$—
Less: unamortized debt issuance costs (a)	(3.8)	(4.3)
	(3.8)	(4.3)

Term loan	1,371.5	1,371.5
Less: unamortized original issue discount (b)	(15.9)	(18.0)
unamortized debt issuance costs (b)	(18.2)	(20.5)
	1,337.4	1,333.0
Total long-term debt	$1,333.6	$1,328.7
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

The revolving credit facility may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The revolving credit facility also includes a $200 million letter of credit sublimit, of which $100 million can be used for standby letters of credit, and a $30 million swingline loan sublimit. The interest rates, pricing and fees under the agreement fluctuate based on the average daily availability, as defined therein. The Amended Revolving Credit Agreement extends the maturity of the Company’s revolving credit facility from August 2020 to the earlier of (i) five years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loan (unless (a) the outstanding principal amount of the Term Loan is $150 million or less and (b) the Company maintains liquidity (which can include (1) availability under the revolving credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility) in an amount equal to the outstanding principal amount of the remaining Term Loan.  There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement.  However, availability under the revolving credit facility is limited to a percentage of the amount of eligible cash, eligible inventory, and eligible credit card accounts receivable as defined in the Amended Revolving Credit Agreement.

As of February 2, 2019, there were no borrowings under the Amended Revolving Credit Agreement and the Company had $380.7 million of availability under the Amended Revolving Credit Agreement.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $37.5 million for three consecutive business days and ends when Availability is greater than these thresholds for thirty consecutive days. The Covenant Period was not in effect as of February 2, 2019.

For a more detailed description of the Company’s Amended Revolving Credit Agreement and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

Term Loan

In connection with the August 2015 acquisition of ANN INC., the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which was issued at a 2% discount and provides for an additional term facility of $200 million. The Term Loan matures on August 21, 2022 and requires quarterly repayments of $22.5 million with a remaining balloon payment of approximately $1.2 billion required at maturity. During Fiscal 2018, the Company made repayments of $225.0 million of which $180.0 million was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment of $22.5 million until November of calendar 2020. The Company is also required to make mandatory prepayments in connection with certain prepayment events. As of February 2, 2019, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 7.00%.

For a more detailed description of the Company’s Term Loan and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

Maturities of Debt
The Company's outstanding debt as of February 2, 2019 matures as follows:

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

As of February 2, 2019 and August 4, 2018, the Company believes that the carrying values of cash and cash equivalents approximate its estimated fair value based on Level 1 measurements. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the estimated fair value and the carrying value as of February 2, 2019 and

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

August 4, 2018. The fair value of the Term Loan was determined to be $1.262 billion as of February 2, 2019 and $1.258 billion as of August 4, 2018 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

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

10. Income Taxes

Tax Cuts and Jobs Act - Update

In December 2017, the 2017 Tax Cuts and Jobs Act (the "2017 Act") was signed into law. A full description of the 2017 Act and its expected impact on the Company is discussed in Note 14 to the audited consolidated financial statements included in the Fiscal 2018 10-K and should be read in conjunction with the update below.

During the second quarter of Fiscal 2019, adjustments were made to estimates recorded in Fiscal 2018 upon adoption of the 2017 Act. As previously reported, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which is also included in FASB ASU 2018-05 and provided guidance on accounting for the tax effects of the 2017 Act. SAB 118 allows for a measurement period that should not extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). The Company completed its accounting for the impact of the 2017 Act during the second quarter of Fiscal 2019 and increased its Fiscal 2018 estimate of the one-time federal and state transition tax by $2.3 million to $26.9 million and by $0.2 million to $0.9 million, respectively.

The 2017 Act subjects the Company to a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries for taxable years beginning after December 31, 2017.  Accordingly, the Company has made an accounting policy election to treat GILTI taxes as a current period expense and has made a reasonable estimate of the impact of GILTI which is included in its Fiscal 2019 effective tax rate discussed below. The Company has considered the potential impact of GILTI on its U.S. federal net operating loss ("NOL") carryforward on the basis of the incremental economic benefit and determined a partial valuation allowance of $5.2 million is required to offset its NOL carryforward because it is not expected to provide incremental tax benefits.

Effective Tax Rate

The Company’s effective tax rate is reflective of the jurisdictions where the Company has operations. The effective tax rates for the second quarter and the first 26 weeks of Fiscal 2019 were 7.7% and (2.8)%, respectively, which were lower than the statutory tax rate primarily due to GILTI, state and local taxes and non-deductible executive compensation.

11. Equity

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). There were no repurchases of common stock by the Company during the three and six months ended February 2, 2019 and the remaining availability was approximately $181.4 million at February 2, 2019.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	February 2, 2019	January 27, 2018	February 2, 2019	January 27, 2018
	(millions)		(millions)
Basic	197.5	196.1	197.1	195.8
Dilutive effect of stock options and restricted stock units (a)	—	—	—	—
Diluted shares	197.5	196.1	197.1	195.8
(a) There was no dilutive effect of stock options and restricted stock units for the three and six months ended February 2, 2019 and January 27, 2018 as the impact of these items was anti-dilutive using the treasury stock method as a result of the net loss incurred during the periods.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. Anti-dilutive options and/or restricted stock units excluded from the diluted shares calculation was 25.0 million shares for both the three and six months ended February 2, 2019, and 24.3 million shares for both the three and six months ended January 27, 2018.

12. Stock-based Compensation

Omnibus Incentive Plan

In November 2018, the Board of Directors approved the amendment of the Company’s 2016 Omnibus Incentive Plan, as amended and restated on December 10, 2015 (the "Omnibus Incentive Plan"). The amended and restated Omnibus Incentive Plan was approved by the Company’s shareholders and became effective on December 14, 2018 to increase the aggregate number of shares that may be issued under the plan by an additional 13.1 million shares to 83.6 million. The 2016 Omnibus Incentive Plan expires in November 2025.

As of February 2, 2019, there were approximately 20.1 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	February 2, 2019	January 27, 2018	February 2, 2019	January 27, 2018
	(millions)		(millions)
Compensation expense	$3.6	$4.8	$8.3	$10.8
Income tax benefit	$0.7	$0.9	$1.7	$3.2

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Six Months Ended
	February 2, 2019	January 27, 2018
Expected term (years)	5.2	5.1
Expected volatility	47.5%	43.7%
Risk-free interest rate	2.9%	1.9%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$1.78	$0.98

A summary of the stock option activity under all plans during the six months ended February 2, 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – August 4, 2018	19,307.9	$8.97	4.2	$9.3
Granted	4,482.0	3.91
Exercised	(40.2)	2.37
Canceled/Forfeited	(1,921.1)	9.51
Options outstanding – February 2, 2019	21,828.6	$7.90	4.6	$0.3

Options vested and expected to vest at February 2, 2019 (b)	21,445.9	$7.98	4.5	$0.3
Options exercisable at February 2, 2019	12,905.3	$10.87	3.5	$—
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of February 2, 2019, there was $10.6 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.4 years. The total intrinsic value of options exercised during the three and six months ended February 2, 2019 was de-minimus and there were no options exercised during the three and six months ended January 27, 2018. The total grant date fair value of options that vested during the six months ended February 2, 2019 and January 27, 2018 was approximately $9.3 million and $11.0 million, respectively. Of these amounts, $0.5 million was vested during the three months ended February 2, 2019 and $0.3 million was vested during the three months ended January 27, 2018.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Equity Awards

A summary of restricted equity awards activity during the six months ended February 2, 2019 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at August 4, 2018	4,171.3	$4.57
Granted	265.0	3.78
Vested	(1,208.7)	6.49
Canceled/Forfeited	(43.0)	10.00
Nonvested at February 2, 2019	3,184.6	$3.72

As of February 2, 2019, there was $4.7 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.

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

The Company recognized $0.1 million in compensation expense for the six months ended February 2, 2019 and $(10.0) million for the six months ended January 27, 2018, which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements. The net credits recorded in Fiscal 2018 primarily reflect the Compensation Committee of the Board of Directors' determination in late September 2017 that although certain metrics within the 2017 LTIP were achieved, negative discretion should be applied based upon the overall performance of the Company, thus the LTIP amounts were not distributed.

As of February 2, 2019, there was $32.3 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years. As of February 2, 2019, the liability for LTIP Awards was $14.6 million, of which $2.0 million was classified within Accrued expenses and other current liabilities and $12.6 million was classified within Other non-current liabilities in the condensed consolidated balance sheets. No amounts were paid during the six months ended February 2, 2019 and January 27, 2018.

14. Commitments and Contingencies

Legal Matters

Justice Pricing Litigation

The Company is a defendant in class action lawsuits that allege that Justice’s promotional practices violated state comparative pricing and other laws. A description of the lawsuits comprising the Justice pricing litigation is discussed in the Fiscal 2018 10-K and should be read in conjunction with the update below.

On September 24, 2015, a formal settlement agreement was signed with the plaintiffs in the Rougvie case to settle the lawsuit on a class basis for the period of January 1, 2012 through February 28, 2015 for approximately $51 million, including payments in the form of cash and vouchers to members of the class and payment of legal fees and expenses of settlement administration. The

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

redemption period for all vouchers distributed to the class members ended in October 2018, and the Company filed a motion at the end of November 2018 seeking reimbursement for a limited portion of the settlement fund attributable to vouchers redeemed by class members that had been self-funded by the Company. That motion was approved by the Court in February 2019.

All of the pricing lawsuits previously stayed have now been formally dismissed. There is some possibility that additional claims will be made based on purchases prior to the class period, or by individual class members who excluded themselves from the settlement, although the Company believes that the liability associated with those claims would not be material.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating (loss) income and depreciation and amortization expense for each operating segment are as follows:

	Three Months Ended		Six Months Ended
	February 2, 2019	January 27, 2018	February 2, 2019	January 27, 2018
	(millions)		(millions)
Net sales (a):
Premium Fashion	$638.9	$609.6	$1,234.9	$1,164.7
Value Fashion	421.4	439.3	865.8	910.6
Plus Fashion	305.8	340.5	591.2	644.7
Kids Fashion	326.7	329.6	592.7	588.7
Total net sales	$1,692.8	$1,719.0	$3,284.6	$3,308.7

Operating (loss) income (a):
Premium Fashion	$13.0	$4.5	$67.6	$43.0
Value Fashion	(32.7)	(38.4)	(38.9)	(27.5)
Plus Fashion	(19.1)	1.0	(31.1)	0.1
Kids Fashion	1.3	19.4	11.7	35.1
Unallocated acquisition and integration expenses	—	(3.3)	—	(5.4)
Unallocated restructuring and other related charges (b)	(14.3)	(18.8)	(22.2)	(41.0)
Total operating (loss) income	$(51.8)	$(35.6)	$(12.9)	$4.3

Depreciation and amortization expense:
Premium Fashion	$30.7	$31.6	$61.0	$64.5
Value Fashion	23.8	26.7	46.8	53.0
Plus Fashion	14.5	15.7	28.9	31.1
Kids Fashion	14.3	15.8	28.6	31.2
Total depreciation and amortization expense	$83.3	$89.8	$165.3	$179.8
(a) Prior period amounts have not been restated due to the adoption of ASU 2014-09 and continue to be reported under the accounting standards in effect for those periods. For more information on ASU 2014-09, refer to Note 3.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(b) Restructuring and other related charges are as follows:

	Three Months Ended		Six Months Ended
	February 2, 2019	January 27, 2018	February 2, 2019	January 27, 2018
	(millions)		(millions)
Cash related charges(i):
Severance and benefit costs:
Premium Fashion	$0.2	$0.3	$0.2	$1.7
Value Fashion	0.8	(0.1)	0.8	(1.3)
Plus Fashion	0.1	0.7	0.1	5.4
Kids Fashion	0.1	—	—	(0.3)
Corporate	(0.1)	1.8	(0.5)	1.1
Total severance and benefit costs	1.1	2.7	0.6	6.6
Professional fees and other related charges:
Plus Fashion	—	1.0	(0.1)	2.2
Corporate	13.2	11.9	21.7	27.9
Total professional fees and other related charges	13.2	12.9	21.6	30.1
Total cash related charges	14.3	15.6	22.2	36.7

Non-cash charges:
Impairment of assets:
Value Fashion	—	—	—	1.1
Plus Fashion	—	3.2	—	3.2
Total non-cash charges	—	3.2	—	4.3
Total restructuring and other related charges	$14.3	$18.8	$22.2	$41.0
(i) The charges incurred under the Company's Change for Growth program are more fully described in Note 7.

16. Additional Financial Information

	Six Months Ended
Cash Interest and Taxes:	February 2, 2019	January 27, 2018
	(millions)
Cash paid for interest	$48.5	$54.6
Cash paid for income taxes	$3.1	$5.7

Non-cash Transactions

Non-cash investing activities include accrued purchases of fixed assets in the amount of $18.0 million as of February 2, 2019 and $15.3 million as of January 27, 2018.

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

General Business Conditions and Current Outlook
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

While we experienced positive consolidated comparative sales performance in the first half of Fiscal 2019, individual brand performance was mixed. In that regard, we saw significantly positive comparable sales performance at our LOFT and Ann Taylor brands, which was offset by mid-single digit declines at Lane Bryant. Our Justice brand experienced slowing store traffic trends as we moved through the second quarter, resulting in aggressive inventory clearance activities and significant margin erosion.

As we entered the third quarter of Fiscal 2019, a broad decline in store traffic across all of the Company's brands negatively impacted February's performance. We are currently operating with reduced forward visibility on sales trends, especially into the fourth quarter of Fiscal 2019, due largely to what we believe are near-term macro-economic factors. Given the level of declines experienced in February, the Company is currently expecting comparative sales in the third quarter of Fiscal 2019 to be in the range of down 4% to down 2%. We continue to reduce overall spending and investment levels where possible, refine our operating model and implement new capabilities to ensure we remain competitive in this rapidly evolving sector.

Change for Growth Program

During the second quarter of Fiscal 2019, activities under the Change for Growth transformation program included (i) operating expense reductions in the areas of professional services, travel and facilities management, among others, (ii) transition of certain transaction process functions to an independent third-party managed-service provider, and (iii) re-negotiation of store leases under the fleet optimization program.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

We realized approximately $50 million in cost savings related to Change for Growth program actions during the six months ended February 2, 2019, primarily reflecting Selling, general and administrative expense ("SG&A") savings. We expect to realize additional cost savings related to these actions of approximately $40 million for the remainder of Fiscal 2019. Subsequent to Fiscal 2019, we expect to realize approximately $10 to $35 million in annual cost savings through Fiscal 2020, bringing the total expected annual cost savings from these actions, when combined with the $200 million cost savings achieved through Fiscal 2018, to a range of $300 to $325 million. These savings are expected to be realized in our segment operating results generally in proportion to their sales.

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

Summary of Financial Performance

Fiscal Period

The Company's Premium Fashion segment, which historically has followed the National Retail Federation calendar, recognized an extra week during the second quarter of Fiscal 2018, consistent with other retail companies already on that calendar. The Company's other segments recognized their extra week in the fourth quarter of Fiscal 2018 due to reporting systems constraints.

As a result, the three and six month periods ended January 27, 2018 include the results of the Premium Fashion segment for 14 and 27-weeks, respectively, while the results of the Value Fashion, Plus Fashion, and Kids Fashion segments reflect 13 and 26-weeks, respectively. The resulting shift in the financial calendar impacted the comparability of financial results. In that regard, when compared to the second quarter of Fiscal 2018, the second quarter of Fiscal 2019 included one less week of higher volume pre-holiday sales at the beginning of the second quarter and replaced it with a lower volume week at the end of the second quarter, which generally has lower margin sales. The impact of the shift experienced during the first half of Fiscal 2019 is expected to be mostly recovered in the second half of Fiscal 2019.

Second Quarter Summary and Key Developments
Operating highlights for the second quarter are as follows:

•
Comparable sales increased by 2%, reflecting increases at our Premium Fashion and Kids Fashion segments, offset in part by a decline at our Plus Fashion segment. Comparable sales at our Value Fashion segment were essentially flat;

•	Operating loss was $51.8 million compared to $35.6 million in the year-ago period; and

•	Net loss per diluted share was $0.36, compared to $0.20 in the year-ago period.
Liquidity highlights for the six-month period ended February 2, 2019 are as follows:

•	Cash provided by operations was $44.4 million in Fiscal 2019 compared to $155.5 million in the year-ago period; and

•	Capital expenditures were $68.9 million compared to $91.8 million in the year-ago period.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended February 2, 2019 compared to Three Months Ended January 27, 2018

The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	February 2, 2019	January 27, 2018	$ Change	% Change
	(millions, except per share data)
Net sales	$1,692.8	$1,719.0	$(26.2)	(1.5)%

Cost of goods sold	(810.0)	(790.4)	(19.6)	(2.5)%
Cost of goods sold as % of net sales	47.8%	46.0%
Gross margin	882.8	928.6	(45.8)	(4.9)%
Gross margin as % of net sales	52.2%	54.0%
Other operating expenses:
Buying, distribution and occupancy expenses	(317.6)	(326.1)	8.5	2.6%
BD&O expenses as % of net sales	18.8%	19.0%
Selling, general and administrative expenses	(519.4)	(526.2)	6.8	1.3%
SG&A expenses as % of net sales	30.7%	30.6%
Acquisition and integration expenses	—	(3.3)	3.3	NM
Restructuring and other related charges	(14.3)	(18.8)	4.5	23.9%
Depreciation and amortization expense	(83.3)	(89.8)	6.5	7.2%
Total other operating expenses	(934.6)	(964.2)	29.6	3.1%
Operating loss	(51.8)	(35.6)	(16.2)	(45.5)%
Operating loss as % of net sales	(3.1)%	(2.1)%
Interest expense	(26.9)	(27.2)	0.3	1.1%
Interest income and other income, net	1.2	1.6	(0.4)	(25.0)%
Loss before benefit for income taxes	(77.5)	(61.2)	(16.3)	(26.6)%
Benefit for income taxes	6.0	21.9	(15.9)	(72.6)%
Effective tax rate (a)	7.7%	35.8%
Net loss	$(71.5)	$(39.3)	$(32.2)	(81.9)%

Net loss per common share:
Basic	$(0.36)	$(0.20)	$(0.16)	(80.0)%
Diluted	$(0.36)	$(0.20)	$(0.16)	(80.0)%
_______

(a)	Effective tax rate is calculated by dividing the Benefit for income taxes by the Loss before benefit for income taxes.
(NM) Not meaningful.

Net Sales. Total net sales decreased by $26.2 million, or 1.5%, to $1,692.8 million for the three months ended February 2, 2019. The Net sales decrease was due to the extra week recorded at our Premium Fashion segment in the second quarter of Fiscal 2018, which contributed an incremental $24.6 million, and a non-comparable sales decrease of $57.1 million, reflecting a lower store count resulting from the Company's fleet optimization program, and the impact of a one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018. These items were mostly offset by a 2% comparable sales increase and an increase in other revenues of $17.9 million, or 30% to $78.0 million, primarily reflecting higher wholesale revenues, higher shipping revenues and favorable timing related to the adoption of the new revenue recognition accounting standard, which is discussed more fully in Note 3 to the unaudited condensed consolidated financial statements. The changes in Net sales on a segment-by-segment basis are discussed in more detail below.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Three Months Ended
	February 2, 2019	January 27, 2018	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$638.9	$609.6	$29.3	4.8%
Value Fashion	421.4	439.3	(17.9)	(4.1)%
Plus Fashion	305.8	340.5	(34.7)	(10.2)%
Kids Fashion	326.7	329.6	(2.9)	(0.9)%
Total net sales	$1,692.8	$1,719.0	$(26.2)	(1.5)%

Comparable sales (a)(b)(c)				2%
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
(b) Incremental revenues of approximately $25 million due to the inclusion of the extra week at the Premium Fashion segment for the second quarter of Fiscal 2018 are excluded from the calculation of comparable sales.

(c)
During the second quarter of Fiscal 2018, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation, discussed more fully in Note 14 to the unaudited condensed consolidated financial statements, continued to be redeemed. Comparable sales related to these transactions includes the transaction value in excess of the voucher value.

Premium Fashion net sales performance primarily reflected:

•	a 10% comparable sales increase of $37.5 million at LOFT and a 10% comparable sales increase of $17.2 million at Ann Taylor during the three months ended February 2, 2019;

•	a $24.6 million decline due to the inclusion of the 14th week in the year-ago period;

•	an $11.3 million decline in non-comparable sales, comprised of:

–	a $7.2 million decline from 10 net LOFT store closures in the last twelve months, and

–	a $4.1 million decline from 13 net Ann Taylor store closures in the last twelve months; and

•	a $10.5 million increase in other revenues primarily reflecting higher shipping revenues and favorable timing related to the adoption of the new revenue recognition accounting standard.

Value Fashion net sales performance primarily reflected:

•
comparable sales that were essentially flat with a 1% comparable sales decline of $2.3 million at dressbarn and a 1% comparable sales increase of $2.3 million at maurices during the three months ended February 2, 2019;

•	a $21.6 million decline in non-comparable sales, comprised of:

–	a $9.8 million decline from 67 dressbarn store closures in the last twelve months and the impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018, and

–	an $11.8 million decline from 50 maurices store closures in the last twelve months and the impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018; and

•	a $3.7 million increase in other revenues primarily reflecting higher revenue from the segment's private label credit card program.

Plus Fashion net sales performance primarily reflected:

•	an 8% comparable sales decline of $20.6 million at Lane Bryant and a 4% comparable sales decline of $2.8 million at Catherines during the three months ended February 2, 2019;

•	a $9.2 million decline in non-comparable sales, comprised of:

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

–
a $6.0 million decline from 18 net Lane Bryant store closures in the last twelve months and the impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018, and

–	a $3.2 million decline from 17 Catherines store closures in the last twelve months and the impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018; and

•	a $2.1 million decline in other revenues primarily reflecting lower revenue from the segment's private label credit card program.

Kids Fashion net sales performance primarily reflected:

•	a 2% comparable sales increase of $6.3 million at Justice during the three months ended February 2, 2019;

•
a $15.0 million decline in non-comparable sales primarily due to 29 Justice store closures in the last twelve months and the impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018; and

•	a $5.8 million increase in other revenues primarily due to higher wholesale revenues.

Gross Margin. Gross margin in terms of dollars was primarily lower as a result of a decline in rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales. Gross margin rate is dependent upon a variety of factors, including brand sales mix, product mix, channel mix, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate decreased by 180 basis points from the year-ago period to 52.2% for the three months ended February 2, 2019, resulting from lower margins at our Kids Fashion, Plus Fashion, and Premium Fashion segments, which were partially offset by increased margins at our Value Fashion segment. Gross margin rate highlights on a segment basis are as follows:

•	Premium Fashion gross margin rate performance declined by approximately 40 basis points primarily reflecting higher shipping costs related to increased direct channel penetration.

•	Value Fashion gross margin rate performance increased approximately 80 basis points, caused by:

–
a 270 basis point increase at dressbarn, primarily reflecting lower levels of promotional selling versus the year-ago period resulting from sell-offs of seasonal markdown inventory during the first quarter of Fiscal 2019, partially offset by

–	a 50 basis point decline at maurices, primarily reflecting higher shipping costs related to increased direct channel penetration.

•	Plus Fashion gross margin rate performance declined by approximately 220 basis points, caused by:

–
a 320 basis point decline at Lane Bryant, primarily reflecting the need for greater levels of promotional selling and markdown requirements to clear under-performing inventory receipts, and higher shipping costs related to increased direct channel penetration, partially offset by

–	a 140 basis point increase at Catherines, reflecting lower markdown requirements versus the year-ago period, partially offset by higher shipping costs related to increased direct channel penetration.

•
Kids Fashion gross margin rate performance declined approximately 760 basis points primarily due to significant markdown requirements needed to clear excess inventory of seasonal non-apparel product categories, and higher shipping costs related to increased direct channel penetration.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $8.5 million, or 2.6%, to $317.6 million for the three months ended February 2, 2019. The reduction in expenses was driven by lower occupancy expenses resulting primarily from our fleet optimization program, partially offset by higher variable distribution costs related to the increased penetration of our direct business. BD&O expenses as a percentage of net sales decreased by 20 basis points to 18.8% for the three months ended February 2, 2019.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

SG&A expenses decreased by $6.8 million, or 1.3%, to $519.4 million for the three months ended February 2, 2019. The decrease in SG&A expenses was primarily due to lower store expenses resulting from our fleet optimization program, approximately $15 million in cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings, and the impact of the extra week recorded during the second quarter of Fiscal 2018 at our Premium Fashion segment. These declines were offset in part by inflationary increases and higher marketing expenses. SG&A expenses as a percentage of net sales increased by 10 basis points to 30.7% for the three months ended February 2, 2019.

Depreciation and Amortization Expense decreased by $6.5 million, or 7.2%, to $83.3 million for the three months ended February 2, 2019. The decrease was across all of our segments and was driven by a lower level of store-related fixed-assets, offset in part by incremental depreciation from capital investments.

Operating Loss was $51.8 million for the three months ended February 2, 2019 compared to $35.6 million in the year-ago period and is discussed on a segment basis below.

Operating results for our four operating segments are presented below:

	Three Months Ended
	February 2, 2019	January 27, 2018	$ Change	% Change
	(millions)
Operating loss:
Premium Fashion	$13.0	$4.5	$8.5	188.9%
Value Fashion	(32.7)	(38.4)	5.7	14.8%
Plus Fashion	(19.1)	1.0	(20.1)	NM
Kids Fashion	1.3	19.4	(18.1)	(93.3)%
Unallocated acquisition and integration expenses	—	(3.3)	3.3	NM
Unallocated restructuring and other related charges	(14.3)	(18.8)	4.5	23.9%
Total operating loss	$(51.8)	$(35.6)	$(16.2)	(45.5)%
 _______
(NM) Not meaningful.

Premium Fashion operating income increased by $8.5 million primarily driven by an increase in comparable sales, partially offset by higher operating expenses primarily associated with higher variable distribution costs, increased performance-based compensation, and marketing expenses.
Value Fashion operating results improved by $5.7 million primarily due to an increase in gross margin rate and a decrease in operating expenses, offset in part by the impact of lower sales volume due to a reduced store count. Operating expense reductions were primarily driven by lower occupancy and store expenses associated with our fleet optimization program.
Plus Fashion operating results decreased by $20.1 million primarily due to a decline in comparable sales and gross margin rate, offset in part by a decline in operating expenses. Operating expense reductions were primarily driven by lower occupancy and store expenses associated with our fleet optimization program.

Kids Fashion operating income decreased by $18.1 million primarily due to the decline in gross margin rate, partially offset by an increase in comparable sales and lower operating expenses. Operating expense reductions were primarily driven by lower occupancy expenses associated with our fleet optimization program, as well as lower SG&A expenses associated with decreased performance-based compensation.

Unallocated Acquisition and Integration Expenses of $3.3 million for the three months ended January 27, 2018 primarily reflected costs associated with the post-acquisition integration of ANN's distribution operations. There were no such expenses during the three months ended February 2, 2019.

Unallocated Restructuring and Other Related Charges of $14.3 million for the three months ended February 2, 2019 reflects costs associated with the Change for Growth program and included $13.2 million of professional fees incurred in connection with the

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

identification and implementation of the transformation initiatives and $1.1 million related to severance and other related charges reflecting additional severance accruals associated with previously announced initiatives as well as the true up of estimates to amounts actually paid. The $18.8 million in the year-ago period also reflected costs associated with the Change for Growth program and included $12.9 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives and $2.7 million of severance and other related charges, as well as an asset impairment of $3.2 million primarily related to the write-down of a building.

Interest Expense decreased by $0.3 million, or 1.1%, to $26.9 million for the three months ended February 2, 2019 caused by a lower average outstanding term loan balance as a result of repayments in the last 12 months, mostly offset by a higher interest rate on our variable rate term loan during the three months ended February 2, 2019.

Benefit for Income Taxes represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the three months ended February 2, 2019, we recorded a tax benefit of $6.0 million on a pre-tax loss of $77.5 million, for an effective tax rate of 7.7%, which was lower than the statutory tax rate primarily due to GILTI (as discussed in Note 10 to the unaudited condensed consolidated financial statements), state and local taxes and non-deductible executive compensation. In the year-ago period, we recorded a tax benefit of $21.9 million on a pre-tax loss of $61.2 million for an effective tax rate of 35.8%, which reflects the provisional impact of recording the tax effects associated with the 2017 Act, partially offset by a valuation allowance on certain state deferred tax assets ("DTA") and accounting for the tax effects of share-based compensation.

Net Loss increased by $32.2 million to $71.5 million for the three months ended February 2, 2019. The increase was primarily due to the lower operating income and the decrease in the benefit for income taxes, both discussed above.

Net Loss per Diluted Common Share was $0.36 per share for the three months ended February 2, 2019, compared to $0.20 per share in the year-ago period.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Six Months Ended February 2, 2019 compared to Six Months Ended January 27, 2018

The following table summarizes operating results for certain financial statement line items:

	Six Months Ended
	February 2, 2019	January 27, 2018	$ Change	% Change
	(millions, except per share data)
Net sales	$3,284.6	$3,308.7	$(24.1)	(0.7)%

Cost of goods sold	(1,456.2)	(1,415.0)	(41.2)	(2.9)%
Cost of goods sold as % of net sales	44.3%	42.8%
Gross margin	1,828.4	1,893.7	(65.3)	(3.4)%
Gross margin as % of net sales	55.7%	57.2%
Other operating expenses:
Buying, distribution and occupancy expenses	(632.3)	(644.2)	11.9	1.8%
BD&O expenses as % of net sales	19.3%	19.5%
Selling, general and administrative expenses	(1,021.5)	(1,019.0)	(2.5)	(0.2)%
SG&A expenses as % of net sales	31.1%	30.8%
Acquisition and integration expenses	—	(5.4)	5.4	NM
Restructuring and other related charges	(22.2)	(41.0)	18.8	45.9%
Depreciation and amortization expense	(165.3)	(179.8)	14.5	8.1%
Total other operating expenses	(1,841.3)	(1,889.4)	48.1	2.5%
Operating (loss) income	(12.9)	4.3	(17.2)	NM
Operating (loss) income as % of net sales	(0.4)%	0.1%
Interest expense	(52.9)	(53.8)	0.9	1.7%
Interest income and other income, net	2.0	1.8	0.2	11.1%
Loss before (provision) benefit for income taxes	(63.8)	(47.7)	(16.1)	(33.8)%
(Provision) benefit for income taxes	(1.8)	15.0	(16.8)	NM
Effective tax rate (a)	(2.8)%	31.4%
Net loss	$(65.6)	$(32.7)	$(32.9)	NM

Net loss per common share:
Basic	$(0.33)	$(0.17)	$(0.16)	(94.1)%
Diluted	$(0.33)	$(0.17)	$(0.16)	(94.1)%
_______

(a)	Effective tax rate is calculated by dividing the (Provision) benefit for income taxes by the Loss before (provision) benefit for income taxes.
(NM) Not meaningful.

Net Sales. Total net sales decreased by $24.1 million, or 0.7%, to $3,284.6 million for the six months ended February 2, 2019. The Net sales decrease was primarily attributable to the extra week recorded at our Premium Fashion segment in the second quarter of Fiscal 2018, which contributed an incremental $24.6 million, and a non-comparable sales decrease of $103.9 million, reflecting a lower store count resulting from the Company's fleet optimization program, and the impact of a one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018. These items were mostly offset by a 3% comparable sales increase and an increase in other revenues of $15.4 million, or 14% to $128.6 million, primarily reflecting higher wholesale and shipping revenues. The changes in Net sales on a segment-by-segment basis are discussed in more detail below.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales data for our four operating segments is presented below:

	Six Months Ended
	February 2, 2019	January 27, 2018	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$1,234.9	$1,164.7	$70.2	6.0%
Value Fashion	865.8	910.6	(44.8)	(4.9)%
Plus Fashion	591.2	644.7	(53.5)	(8.3)%
Kids Fashion	592.7	588.7	4.0	0.7%
Total net sales	$3,284.6	$3,308.7	$(24.1)	(0.7)%

Comparable sales (a)(b)(c)				3%
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
(b) Incremental revenues of approximately $25 million due to the inclusion of the extra week at the Premium Fashion segment for the six months of Fiscal 2018 are excluded from the calculation of comparable sales.

(c)
During the first quarter of Fiscal 2019 and the six months of Fiscal 2018, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation, discussed more fully in Note 14 to the unaudited condensed consolidated financial statements, continued to be redeemed through October 2018. Comparable sales related to these transactions includes the transaction value in excess of the voucher value.

Premium Fashion net sales performance primarily reflected:

•	a 9% comparable sales increase of $68.8 million at LOFT and a 9% comparable sales increase of $29.5 million at Ann Taylor during the six months ended February 2, 2019;

•	a $24.6 million decline due to the inclusion of the 14th week in the year-ago period;

•	an $11.0 million decline in non-comparable sales, comprised of:

–	a $2.6 million decline from 10 net LOFT store closures in the last twelve months, and

–	an $8.4 million decline from 13 net Ann Taylor store closures in the last twelve months; and

•	a $7.5 million increase in other revenues primarily reflecting higher shipping revenues.

Value Fashion net sales performance primarily reflected:

•	a 3% comparable sales decline of $9.6 million at dressbarn and a 1% comparable sales decline of $4.5 million at maurices during the six months ended February 2, 2019;

•	a $35.0 million decline in non-comparable sales, comprised of:

–	an $18.3 million decline from 67 dressbarn store closures in the last twelve months and the impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018, and

–	a $16.7 million decline from 50 maurices store closures in the last twelve months and the impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018; and

•	a $4.3 million increase in other revenues primarily reflecting higher revenue from the segment's private label credit card program.

Plus Fashion net sales performance primarily reflected:

•	a 5% comparable sales decline of $24.4 million at Lane Bryant and a 4% comparable sales decline of $5.0 million at Catherines during the six months ended February 2, 2019;

•	a $17.0 million decline in non-comparable sales, comprised of:

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

–
a $13.5 million decline from 18 net Lane Bryant store closures in the last twelve months and the impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018, and

–	a $3.5 million decline from 17 Catherines store closures in the last twelve months and the impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018; and

•
a $7.1 million decline in other revenues primarily reflecting unfavorable timing related to the adoption of the new revenue recognition accounting standard and lower revenue from the segment's private label credit card program.

Kids Fashion net sales performance primarily reflected:

•	a 6% comparable sales increase of $34.2 million at Justice during the six months ended February 2, 2019;

•
a $40.9 million decline in non-comparable sales primarily due to Fiscal 2019 including one less week of peak sales during the back-to-school shopping period compared to Fiscal 2018, which resulted from the 53rd week recorded at the end of Fiscal 2018, as well as 29 Justice store closures in the last twelve months; and

•	a $10.7 million increase in other revenues primarily due to higher wholesale revenues.

Gross Margin. Gross margin in terms of dollars was primarily lower as a result of a decline in rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales. Gross margin rate is dependent upon a variety of factors, including brand sales mix, product mix, channel mix, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate decreased by 150 basis points from the year-ago period to 55.7% for the six months ended February 2, 2019, resulting from lower margins at our Kids Fashion, Plus Fashion, and Value Fashion segments, which were partially offset by increased margins at our Premium Fashion segment. Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance improved by approximately 30 basis points, reflecting strong product acceptance at both LOFT and Ann Taylor, which resulted in a higher mix of full price selling, offset in part by higher shipping costs related to increased direct channel penetration.

•	Value Fashion gross margin rate performance declined approximately 60 basis points, caused by:

–	an 80 basis point improvement at dressbarn, primarily reflecting lower levels of promotional selling versus the year-ago period partially offset by

–
a 170 basis point decline at maurices, reflecting greater markdown requirements to clear under-performing inventory receipts from the transitional August and September period, and higher shipping costs related to increased direct channel penetration.

•	Plus Fashion gross margin rate performance declined by approximately 240 basis points, caused by:

–
a 290 basis point decline at Lane Bryant reflecting the need for greater levels of promotional selling and markdown requirements to clear under-performing inventory receipts, and higher shipping costs related to increased direct channel penetration, and

–	an 80 basis point decline at Catherines primarily reflecting higher shipping costs related to increased direct channel penetration.

•
Kids Fashion gross margin rate performance declined approximately 560 basis points as a result of the shift of a high margin, peak back-to-school selling week from the first quarter of Fiscal 2019 to the fourth quarter of Fiscal 2019 as a result of the 53rd week recorded at the end of Fiscal 2018 and significant markdown requirements to clear excess inventory of seasonal non-apparel product categories, and higher shipping costs related to increased direct channel penetration.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $11.9 million, or 1.8%, to $632.3 million for the six months ended February 2, 2019. The reduction in expenses was driven by lower occupancy expenses resulting primarily from our fleet optimization program, partially offset by higher variable distribution costs related to the increased penetration of our direct business. BD&O expenses as a percentage of net sales decreased by 20 basis points to 19.3% for the six months ended February 2, 2019.

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

SG&A expenses increased by $2.5 million, or 0.2%, to $1,021.5 million for the six months ended February 2, 2019. The increase in SG&A expenses was primarily due to inflationary increases, higher performance-based compensation, and higher marketing expenses. These increases were essentially offset by lower store expenses resulting from our fleet optimization program, approximately $30 million in cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings, and the impact of the extra week recorded during the second quarter of Fiscal 2018 at our Premium Fashion segment. SG&A expenses as a percentage of net sales increased by 30 basis points to 31.1% for the six months ended February 2, 2019.

Depreciation and Amortization Expense decreased by $14.5 million, or 8.1%, to $165.3 million for the six months ended February 2, 2019. The decrease was across all of our segments and was driven by a lower level of store-related fixed-assets, offset in part by incremental depreciation from capital investments.

Operating (Loss) Income. Operating loss was $12.9 million for the six months ended February 2, 2019 compared to operating income of $4.3 million in the year-ago period and is discussed on a segment basis below.

Operating results for our four operating segments are presented below:

	Six Months Ended
	February 2, 2019	January 27, 2018	$ Change	% Change
	(millions)
Operating (loss) income:
Premium Fashion	$67.6	$43.0	$24.6	57.2%
Value Fashion	(38.9)	(27.5)	(11.4)	(41.5)%
Plus Fashion	(31.1)	0.1	(31.2)	NM
Kids Fashion	11.7	35.1	(23.4)	(66.7)%
Unallocated acquisition and integration expenses	—	(5.4)	5.4	NM
Unallocated restructuring and other related charges	(22.2)	(41.0)	18.8	45.9%
Total operating (loss) income	$(12.9)	$4.3	$(17.2)	NM
 _______
(NM) Not meaningful.

Premium Fashion operating income increased by $24.6 million driven by an increase in comparable sales and gross margin rate, partially offset by higher operating expenses primarily associated with higher variable distribution costs, performance-based compensation and marketing expenses.
Value Fashion operating results decreased by $11.4 million primarily due to a decline in comparable sales and gross margin rate, partially offset by a decrease in operating expenses. Operating expense reductions were primarily driven by lower occupancy and store expenses associated with our fleet optimization program.
Plus Fashion operating results decreased by $31.2 million primarily due to a decline in comparable sales and gross margin rate, offset in part by a decline in operating expenses. Operating expense reductions were primarily driven by lower occupancy and store expenses associated with our fleet optimization program, and lower marketing expenses.

Kids Fashion operating income decreased by $23.4 million primarily due to the decline in non-comparable sales associated with the shift of a peak back-to-school selling week and a significantly lower gross margin rate, partially offset by an increase in comparable sales and lower operating expenses. Operating expense reductions were primarily driven by lower occupancy and store expenses associated with our fleet optimization program.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Unallocated Acquisition and Integration Expenses of $5.4 million for the six months ended January 27, 2018 primarily reflected costs associated with the post-acquisition integration of ANN's distribution operations. There were no such expenses during the six months ended February 2, 2019.

Unallocated Restructuring and Other Related Charges of $22.2 million for the six months ended February 2, 2019 reflects costs associated with the Change for Growth program and included $21.6 million of professional fees incurred in connection with the identification and implementation of the transformation initiatives and $0.6 million related to severance and other related charges reflecting additional severance accruals associated with previously announced initiatives as well as the true up of estimates to amounts actually paid. The $41.0 million in the year-ago period also reflected costs associated with the Change for Growth program and included $30.1 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives and $6.6 million of severance and other related charges, as well as an asset impairment of $4.3 million primarily related to the write-down of a building.

Interest Expense decreased by $0.9 million, or 1.7%, to $52.9 million for the six months ended February 2, 2019 caused by a lower average outstanding term loan balance as a result of repayments in the last 12 months, mostly offset by a higher interest rate on our variable rate term loan during the six months ended February 2, 2019.

(Provision) Benefit for Income Taxes represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the six months ended February 2, 2019, we recorded a tax provision of $1.8 million on a pre-tax loss of $63.8 million, for an effective tax rate of (2.8)%, which was lower than the statutory tax rate primarily due to GILTI (as discussed in Note 10 to the unaudited condensed consolidated financial statements), state and local taxes and non-deductible executive compensation. In the year-ago period, we recorded a tax benefit of $15.0 million on a pre-tax loss of $47.7 million for an effective tax rate of 31.4%, which reflects the provisional impact of recording the tax effects associated with the 2017 Act, partially offset by a valuation allowance on certain DTAs and accounting for the tax effects of share-based compensation.

Net Loss increased by $32.9 million to $65.6 million for the six months ended February 2, 2019. The increase was primarily due to lower operating income and the change in the (provision) benefit for income taxes, as discussed above.

Net Loss per Diluted Common Share was $0.33 per share for the six months ended February 2, 2019, compared to $0.17 per share in the year-ago period.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows and is presented as follows:

	Six Months Ended
	February 2, 2019	January 27, 2018
	(millions)
Net cash provided by operating activities	$44.4	$155.5
Net cash used in investing activities	(68.5)	(44.6)
Net cash used in financing activities	(0.2)	(22.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(24.3)	$88.1

Net cash provided by operating activities. Net cash provided by operations was $44.4 million for the six months ended February 2, 2019, compared to $155.5 million in the year-ago period. Cash flow from operations was lower in the first six months of Fiscal 2019 primarily due to lower net income before non-cash expenses, higher inventory purchases, and unfavorable timing of operating expense payments, offset in part by favorable timing of store rent expense payments. The higher inventory purchases primarily reflect a change in receipt timing compared to the prior year and incremental receipts to support strategic initiatives.

Net cash used in investing activities. Net cash used in investing activities for the six months ended February 2, 2019 was $68.5 million, consisting primarily of capital expenditures of $68.9 million. Net cash used in investing activities in the year-ago period was $44.6 million, consisting of capital expenditures of $91.8 million, offset in part by $46.9 million of proceeds from the sale of

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

assets, which substantially reflects the redemption of the cash surrender value on certain company-owned life insurance policies during the second quarter of Fiscal 2018.

Net cash used in financing activities. Net cash used in financing activities was $0.2 million for the six months ended February 2, 2019 primarily reflecting tax payments related to share-based compensation. Net cash used in financing activities in the year-ago period was $22.8 million, consisting primarily of $22.5 million of principal repayments of our term loan debt.

Capital Spending

Capital expenditures during the six months ended February 2, 2019 were $68.9 million which included spending for non-routine capital investments primarily including initiatives identified with the Change for Growth program as well as routine spending in connection with our digital initiatives, infrastructure, and our retail store network. For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2018 10-K.

We expect that total capital spending for Fiscal 2019 will be in the range of $170-$200 million for the full fiscal year. Our routine and non-routine capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, remaining availability under our Amended Revolving Credit Agreement after taking into account outstanding borrowings, letters of credit and the collateral limitation, and available cash and cash equivalents. These sources of liquidity are used to fund our ongoing cash requirements, including inventory purchases and other working capital requirements, retail store expansion, construction and renovation of stores, investment in technological and supply chain infrastructure, acquisitions, debt service, stock repurchases, dividends, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of liquidity will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As of February 2, 2019, approximately $32 million, or 15%, of our available cash and cash equivalents was held overseas by our foreign subsidiaries, which represents a significant reduction in our offshore cash and cash equivalents balance from the year ago period resulting from repatriation activity that was enabled by the 2017 Tax Cuts and Jobs Act. The remaining offshore cash balances are primarily required to meet the working capital needs of the Company's offshore businesses. We continue to evaluate various alternatives for our remaining foreign held cash balances and will repatriate any excess cash balances as necessary.

As of February 2, 2019, we had $380.7 million of availability under the Amended Revolving Credit Agreement.

Debt

For a detailed description of the terms and restrictions under our amended and restated revolving credit agreement dated February 27, 2018 (the "Amended Revolving Credit Agreement") and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 12 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. We were in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of February 2, 2019. We believe the Amended Revolving Credit Agreement will provide sufficient liquidity to continue to support our operating needs and capital requirements for the foreseeable future.

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

Additionally, we expect to incur cash interest expense of approximately $48 million on the Term Loan during the remainder of Fiscal 2019 based on the outstanding balance and interest rates in effect as of February 2, 2019. Such interest and principal payments are expected to be funded with our cash flows from operations.

Common Stock Repurchase Program

There were no purchases of common stock by us during the six months ended February 2, 2019 under the repurchase program. For a complete description of our 2016 Stock Repurchase Program, see Note 16 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

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

It is possible that a shortfall in the cash flows from the amounts estimated in the Fiscal 2018 Valuation may result in a future impairment loss. During the six months of Fiscal 2019, our brands subject to the 2018 Valuation generally performed in line with the cash flow projections supporting the 2018 Valuation, as any shortfall in operating cash flows was principally offset by a decrease

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

in capital expenditures. However, as discussed earlier in Overview, while our consolidated comparative sales for the first six months of Fiscal 2019 were positive, individual brand performance was mixed and we continued to experience a highly promotional operating environment. Accordingly, we will continue to monitor macroeconomic conditions, industry and market trends and entity-specific risks and evaluate their impact on the valuation of our reporting units. For example, if we continue to experience sustained periods of declines or shifts in consumer spending, or fail to realize the anticipated cost savings associated from the Change for Growth program, it could adversely impact the long-term assumptions used in the 2018 Valuation. Such trends may also have a negative impact on some of the other key assumptions used in the 2018 Valuation, including anticipated gross margin and operating income margin as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. The Company plans to conduct its 2019 assessment of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of Fiscal 2019.

Should declines in our performance or our expectations regarding future performance occur, it could adversely impact the valuation of our goodwill and/or other indefinite-lived intangible assets, particularly at the maurices or Catherines reporting units and the LOFT and maurices trade names. It could also adversely impact our other reporting units that exceeded or substantially exceeded their respective carrying values, including our Lane Bryant reporting unit which experienced a mid-single digit comparative sales decline in the first half of Fiscal 2019. As a result, we may be required to undertake impairment testing earlier than the fourth quarter of Fiscal 2019.  Any such declines could also adversely impact our other long-lived assets, such as property and equipment, particularly at our Plus Fashion and Value Fashion segments, as well as our ability to realize our deferred tax assets.  Such changes, if material, may require us to incur additional material impairment charges for such goodwill and/or other indefinite-lived intangible assets and property and equipment, and may also require us to write-off all or a portion of our deferred tax assets in future periods.

Income Taxes

In December 2017, the 2017 Tax Cuts and Jobs Act (the "2017 Act") was signed into law. The 2017 Act makes broad and complex changes to the U.S. tax code that affected the Company in Fiscal 2018 and beyond. Determinations made in applying the 2017 Act require significant judgment by management and the Company believes it made reasonable estimates in recording provisional amounts during Fiscal 2019 and 2018. In that regard, the SEC staff issued Staff Accounting Bulletin Number 118 ("SAB 118"), which provided guidance on accounting for the tax effects of the 2017 Act. SAB 118 provided a measurement period that should not extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). That period expired during the second quarter of Fiscal 2019. During the second quarter of Fiscal 2019, the Company completed its accounting for the impact of the 2017 Act and increased its Fiscal 2018 estimate of the one-time federal and state transition tax by $2.3 million to $26.9 million and by $0.2 million to $0.9 million, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of February 2, 2019. There has been no change in the Company’s internal control over financial reporting during the quarter ended February 2, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 14 to the accompanying unaudited condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, please review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2018 10-K. There have been no material changes during the quarter ended February 2, 2019 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2018 10-K.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended February 2, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (November 4, 2018 – December 1, 2018)	—	$—	—	$ 181 million
Month # 2 (December 2, 2018 – January 5, 2019)	—	$—	—	$ 181 million
Month # 3 (January 6, 2019 – February 2, 2019)	—	$—	—	$ 181 million
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

Item 6 - EXHIBITS

Exhibit	Description

3.1(i)	Ascena Retail Group, Inc. Third Amended and Restated Certificate of Incorporation, effective December 14, 2018, is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2018.

10.1
Amendment Number One to the Ascena Retail Group, Inc. 2016 Omnibus Incentive Plan (Amended and Restated effective December 10, 2015), is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2018.

10.2
Amendment Number Two to the Ascena Retail Group, Inc. 2016 Omnibus Incentive Plan (Amended and Restated effective December 10, 2015), as amended, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2018.

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

ASCENA RETAIL GROUP, INC.

Date: March 14, 2019	BY: /s/ David Jaffe
David Jaffe
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2019	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)