Form 10-Q
period 2019-05-04
Ascena Retail Group, Inc.
filed 2019-06-12
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASNA	The Nasdaq Global Select Market

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The Registrant had 197,796,875 shares of common stock outstanding as of June 6, 2019.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 4, 2019	August 4, 2018
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100.8	$231.0
Inventories	654.0	535.1
Prepaid expenses and other current assets	213.7	229.4
Assets related to discontinued operations	388.4	401.3
Total current assets	1,356.9	1,396.8
Property and equipment, net	956.9	1,106.8
Goodwill	474.4	589.5
Other intangible assets, net	391.9	427.0
Other assets	58.7	50.4
Total assets	$3,238.8	$3,570.5

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$366.5	$394.7
Accrued expenses and other current liabilities	315.1	304.0
Deferred income	140.9	108.4
Liabilities related to discontinued operations	157.8	166.2
Total current liabilities	980.3	973.3
Long-term debt	1,336.1	1,328.7
Lease-related liabilities	239.9	260.8
Deferred income taxes	0.4	2.6
Other non-current liabilities	172.8	206.6
Total liabilities	2,729.5	2,772.0

Commitments and contingencies (Note 16)

Equity:
Common stock, par value $0.01 per share; 197.8 million and 196.3 million shares issued and outstanding as of May 4, 2019 and August 4, 2018, respectively	2.0	2.0
Additional paid-in capital	1,099.3	1,088.2
Accumulated deficit	(578.0)	(278.8)
Accumulated other comprehensive loss	(14.0)	(12.9)
Total equity	509.3	798.5
Total liabilities and equity	$3,238.8	$3,570.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
	(millions, except per share data) (unaudited)
Net sales	$1,265.7	$1,266.7	$4,039.2	$4,046.9
Cost of goods sold	(543.4)	(513.5)	(1,767.1)	(1,696.9)
Gross margin	722.3	753.2	2,272.1	2,350.0

Other operating expenses:
Buying, distribution and occupancy expenses	(276.3)	(280.0)	(845.1)	(858.1)
Selling, general and administrative expenses	(476.2)	(426.4)	(1,363.2)	(1,307.6)
Acquisition and integration expenses	—	—	—	(5.4)
Restructuring and other related charges	(7.1)	(18.1)	(29.1)	(58.9)
Impairment of goodwill	(115.1)	—	(115.1)	—
Impairment of other intangible assets	(25.0)	—	(25.0)	—
Depreciation and amortization expense	(71.6)	(77.2)	(221.5)	(240.1)
Total other operating expenses	(971.3)	(801.7)	(2,599.0)	(2,470.1)
Operating loss	(249.0)	(48.5)	(326.9)	(120.1)
Interest expense	(27.2)	(28.4)	(80.1)	(82.2)
Interest income and other income (expense), net	0.1	(0.1)	1.9	1.3
Loss from continuing operations before benefit for income taxes	(276.1)	(77.0)	(405.1)	(201.0)
Benefit for income taxes from continuing operations	31.9	17.9	43.7	42.8
Loss from continuing operations	(244.2)	(59.1)	(361.4)	(158.2)
Income from discontinued operations, net of taxes (a)	6.3	18.9	57.9	85.3
Net loss	$(237.9)	$(40.2)	$(303.5)	$(72.9)

Net (loss) income per common share - basic:
Continuing operations	$(1.24)	$(0.30)	$(1.83)	$(0.81)
Discontinued operations	0.04	0.10	0.29	0.44
Total net loss per basic common share	$(1.20)	$(0.20)	$(1.54)	$(0.37)

Net (loss) income per common share - diluted:
Continuing operations	$(1.24)	$(0.30)	$(1.83)	$(0.81)
Discontinued operations	0.04	0.10	0.29	0.44
Total net loss per diluted common share	$(1.20)	$(0.20)	$(1.54)	$(0.37)

Weighted average common shares outstanding:
Basic	197.6	196.2	197.3	195.9
Diluted	197.6	196.2	197.3	195.9

__________

(a) Income from discontinued operations is presented net of income tax expense of $25.9 million and $6.6 million for the three months ended May 4, 2019 and April 28, 2018, respectively, and $39.6 million and $16.5 million for the nine months ended May 4, 2019 and April 28, 2018, respectively.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
	(millions) (unaudited)
Net loss	$(237.9)	$(40.2)	$(303.5)	$(72.9)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(0.7)	(2.7)	(1.1)	(2.0)
Total other comprehensive loss	(0.7)	(2.7)	(1.1)	(2.0)
Total comprehensive loss	$(238.6)	$(42.9)	$(304.6)	$(74.9)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	May 4, 2019	April 28, 2018
	(millions) (unaudited)
Cash flows from operating activities:
Net loss	$(303.5)	$(72.9)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	243.4	264.7
Deferred income tax benefit	(13.7)	(32.9)
Deferred rent and other occupancy costs	(30.1)	(36.0)
Stock-based compensation expense	10.5	15.2
Impairment of goodwill	115.1	—
Impairment of other intangible assets	25.0	—
Impairment of tangible assets	37.4	41.9
Non-cash interest expense	7.4	9.0
Gain on sale of fixed assets	(0.3)	(1.7)
Other non-cash income, net	(4.0)	(5.6)
Changes in operating assets and liabilities:
Inventories	(118.2)	(28.4)
Accounts payable, accrued liabilities and income tax liabilities	(81.1)	(34.5)
Deferred income	33.0	23.8
Lease-related liabilities	8.3	15.6
Other balance sheet changes, net	42.1	(16.0)
Cash (used in) provided by operating activities	(28.7)	142.2
Cash flows used in investing activities:
Capital expenditures	(103.8)	(132.3)
Proceeds from the sale of assets	1.0	13.8
Proceeds from the settlement of corporate-owned life insurance policies	—	37.5
Cash flows used in investing activities	(102.8)	(81.0)
Cash flows from financing activities:
Redemptions and repayments of term loan	—	(22.5)
Proceeds from revolver borrowings	28.1	518.0
Repayments of revolver borrowings	(28.1)	(518.0)
Payment of deferred financing costs	—	(1.0)
Tax payments related to share-based awards	(0.6)	(0.3)
Proceeds from stock options exercised and employee stock purchases	0.6	—
Cash flows used in financing activities	—	(23.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(131.5)	37.4
Cash, cash equivalents and restricted cash at beginning of period	240.1	326.6
Cash, cash equivalents and restricted cash at end of period	$108.6	$364.0

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Fiscal 2019	Shares	Amount
	(millions)
	(unaudited)
Balance, August 4, 2018	196.3	$2.0	$1,088.2	$(278.8)	$(12.9)	$798.5
Net income	—	—	—	5.9	—	5.9
Total other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Shares issued and equity grants made pursuant to stock-based compensation plans	1.1	—	4.8	(0.5)	—	4.3
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	4.9	—	4.9
Balance, November 3, 2018	197.4	2.0	1,093.0	(268.5)	(13.3)	813.2
Net loss	—	—	—	(71.5)	—	(71.5)
Shares issued and equity grants made pursuant to stock-based compensation plans	0.2	—	3.8	(0.1)	—	3.7
Balance, February 2, 2019	197.6	2.0	1,096.8	(340.1)	(13.3)	745.4
Net loss	—	—	—	(237.9)	—	(237.9)
Total other comprehensive loss	—	—	—	—	(0.7)	(0.7)
Shares issued and equity grants made pursuant to stock-based compensation plans	0.2	—	2.5	—	—	2.5
Balance, May 4, 2019	197.8	$2.0	$1,099.3	$(578.0)	$(14.0)	$509.3

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Fiscal 2018	Shares	Amount
	(millions)
	(unaudited)
Balance, July 29, 2017	195.1	$2.0	$1,068.2	$(238.8)	$(10.4)	$821.0
Net income	—	—	—	6.6	—	6.6
Total other comprehensive loss	—	—	—	—	(2.0)	(2.0)
Shares issued and equity grants made pursuant to stock-based compensation plans	0.9	—	6.0	(0.2)	—	5.8
Balance, October 28, 2017	196.0	2.0	1,074.2	(232.4)	(12.4)	831.4
Net loss	—	—	—	(39.3)	—	(39.3)
Total other comprehensive income	—	—	—	—	2.7	2.7
Shares issued and equity grants made pursuant to stock-based compensation plans	0.2	—	4.8	(0.1)	—	4.7
Balance, January 27, 2018	196.2	2.0	1,079.0	(271.8)	(9.7)	799.5
Net loss	—	—	—	(40.2)	—	(40.2)
Total other comprehensive income	—	—	—	—	(2.7)	(2.7)
Shares issued and equity grants made pursuant to stock-based compensation plans	—	—	4.4	—	—	4.4
Balance, April 28, 2018	196.2	$2.0	$1,083.4	$(312.0)	$(12.4)	$761.0

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a national specialty retailer of apparel for women and tween girls. As of the end of the third quarter, the Company's continuing operations consist of its ecommerce operations and approximately 3,500 stores throughout the United States, Canada and Puerto Rico. The Company had annual revenues from continuing operations for the fiscal year ended August 4, 2018 of approximately $5.6 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company operates its business in four operating segments: Premium Fashion, Plus Fashion, Kids Fashion, and Value Fashion. All of our segments sell fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our segments consist of specialty retail, outlet and ecommerce as well as licensed franchises in international territories at our Kids Fashion segment. Our Premium Fashion segment consists of our Ann Taylor and LOFT brands; our Plus Fashion segment consists of our Lane Bryant and Catherines brands; our Kids Fashion segment consists of our Justice brand; and our Value Fashion segment consists of our dressbarn brand. As further discussed in Note 2, subsequent to the end of the third quarter, the Company completed the sale of its maurices brand, which previously was included in the Value Fashion segment and announced plans to wind down its dressbarn brand.

For a more detailed description of each brand's products and markets in which they serve, see Part I, Item 1 "Business" in our Annual Report on Form 10-K for the fiscal year ended August 4, 2018 (the "Fiscal 2018 10-K"). The Company's brands included in the continuing operations had the following store counts as of May 4, 2019: Justice 831 stores; Lane Bryant 731 stores; LOFT 670 stores; dressbarn 661 stores; Catherines 332 stores; and Ann Taylor 294 stores. The Company's maurices brand, which is included in discontinued operations, as described in Note 2, had 937 stores as of the end of the third quarter.

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

Fiscal Period

Fiscal year 2019 will end on August 3, 2019 and will be a 52-week period ("Fiscal 2019"). Fiscal year 2018 ended on August 4, 2018 and was a 53-week period (“Fiscal 2018”). The three and nine months ended May 4, 2019 were 13 and 39-week periods, respectively, for all segments.

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
As a result, the three and nine months ended April 28, 2018 include the results of the Premium Fashion segment for 13 and 40-weeks, respectively, while the results of the Plus Fashion, Kids Fashion, and Value Fashion segments reflect 13 and 39-weeks, respectively. The Company's Premium Fashion segment recognized Net sales and Operating income from the extra week in the prior year of approximately $25 million and $3 million, respectively.

Discontinued Operations

Subsequent to the end of the third quarter, on May 6, 2019, the Company and Maurices Incorporated, a Delaware corporation (“maurices”) and wholly owned subsidiary of ascena, completed its previously-announced Stock Purchase Agreement (the "Purchase Agreement") with Viking Brand Upper Holdings, L.P., a Cayman Islands exempted limited partnership (“Buyer”) and an affiliate of OpCapita LLP ("OpCapita”), providing for, among other things, the sale by ascena of a majority interest in maurices to Buyer (the “Transaction”). Effective upon the closing of the Transaction, ascena received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices. Transaction costs of approximately $5-10 million are expected to be paid in the fourth quarter of Fiscal 2019. The Company will record the disposition and any related gain or loss on the sale of maurices during the fourth quarter of Fiscal 2019.

As maurices was available for disposal in its present condition as of the end of the third quarter of Fiscal 2019, and with the transaction closing shortly after the end of the Company's fiscal third quarter, the Company's maurices business has been classified as discontinued operations within the condensed consolidated financial statements. As such, assets and liabilities related to discontinued operations have been segregated and separately disclosed in the balance sheets as of May 4, 2019 and August 4, 2018. In addition, operating results for maurices have also been segregated and reported as discontinued operations separately in the condensed consolidated financial statements.

The following table summarizes the results of maurices reclassified as discontinued operations:

	Three Months Ended		Nine Months Ended
	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
	(millions, unaudited)
Net sales	$238.3	$236.6	$749.4	$765.1
Depreciation and amortization expense	(6.6)	(7.7)	(21.9)	(24.6)
Operating income	32.0	25.4	97.0	101.3
Pretax income from discontinued operations	32.2	25.5	97.5	101.8
Income tax expense	(25.9)	(6.6)	(39.6)	(16.5)
Income from discontinued operations, net of tax	$6.3	$18.9	$57.9	$85.3

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major components of assets and liabilities related to discontinued operations are summarized below:

	May 4, 2019	August 4, 2018
	(millions, unaudited)
Cash and cash equivalents	$6.6	$7.9
Inventories	101.4	87.8
Prepaid expenses and other current assets	20.4	19.1
Property and equipment, net	72.5	98.5
Goodwill	93.5	93.5
Other intangible assets, net	89.0	89.0
Other assets	5.0	5.5
Total assets related to discontinued operations	$388.4	$401.3

Accounts payable and other current liabilities	$82.8	$83.6
Lease-related liabilities	48.5	54.4
Other liabilities	26.5	28.2
Total liabilities related to discontinued operations	$157.8	$166.2

The major components of cash flows related to discontinued operations are summarized below:

	Nine Months Ended
	May 4, 2019	April 28, 2018
	(millions, unaudited)
Cash provided by operations of discontinued operations	$59.2	$97.9
Cash used by investing activities of discontinued operations	(2.7)	(5.4)

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

Other changes related to the adoption of ASU 2014-09 include a change in how expected product sales returns are recorded. While the Company continues to establish a reserve based on historical experience, under ASU 2014-09, the reserve is now recorded on a gross basis, rather than a net basis. As a result of this change, we recorded an offsetting increase of approximately $13 million to Inventories and Accrued expenses and other current liabilities.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the impact of ASU 2014-09 on our condensed consolidated statement of operations and balance sheet for the three and nine months of Fiscal 2019:

	Three Months Ended May 4, 2019
	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Net sales	$1,265.7	$1,276.3	$(10.6)
Cost of goods sold	(543.4)	(552.6)	9.2
Gross margin	722.3	723.7	(1.4)

Operating loss	(249.0)	(247.6)	(1.4)

Loss from continuing operations before benefit for income taxes	(276.1)	(274.7)	(1.4)
Benefit for income taxes from continuing operations	31.9	31.6	0.3
Loss from continuing operations	(244.2)	(243.1)	(1.1)
Income from discontinued operations, net of tax	6.3	7.8	(1.5)
Net loss	$(237.9)	$(235.3)	$(2.6)

	Nine Months Ended May 4, 2019
	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Net sales	$4,039.2	$4,051.8	$(12.6)
Cost of goods sold	(1,767.1)	(1,769.9)	2.8
Gross margin	2,272.1	2,281.9	(9.8)

Operating loss	(326.9)	(317.1)	(9.8)

Loss from continuing operations before benefit for income taxes	(405.1)	(395.3)	(9.8)
Benefit for income taxes from continuing operations	43.7	41.4	2.3
Loss from continuing operations	(361.4)	(353.9)	(7.5)
Income from discontinued operations, net of tax	57.9	59.7	(1.8)
Net loss	$(303.5)	$(294.2)	$(9.3)

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	May 4, 2019
	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Assets
Inventories	$654.0	$637.8	$16.2
Prepaid expenses and other current assets	213.7	202.8	10.9
Assets related to discontinued operations	388.4	386.2	2.2
Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	315.1	299.5	15.6
Liabilities related to discontinued operations	157.8	153.0	4.8
Deferred income	140.9	127.6	13.3
Accumulated deficit	(578.0)	(582.4)	(4.4)

The following table summarizes the impact of ASU 2014-09 on our condensed consolidated balance sheet as of the date of adoption:

	As Reported August 4, 2018	Balances After Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Assets
Inventories	$535.1	$548.5	$13.4
Prepaid expenses and other current assets	229.4	249.3	19.9
Assets related to discontinued operations	401.3	404.3	3.0
Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	304.0	319.1	15.1
Liabilities related to discontinued operations	166.2	170.0	3.8
Deferred income	108.4	120.9	12.5
Accumulated deficit	(278.8)	(273.9)	4.9

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

A reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown on the condensed consolidated statements of cash flows is shown below:

Reconciliation of cash, cash equivalents and restricted cash:	May 4, 2019	August 4, 2018	April 28, 2018	July 29, 2017
Cash and cash equivalents	$100.8	$231.0	$344.5	$306.3
Restricted cash included in other current assets	1.2	1.2	1.2	1.0
Cash included in discontinued operations	6.6	7.9	18.3	19.3
Total cash, cash equivalents and restricted cash	$108.6	$240.1	$364.0	$326.6

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently issued standards

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The guidance may be applied retrospectively to each period presented or with the cumulative effect recognized as of the initial date of application. The Company will adopt this ASU on August 4, 2019 and anticipates using the optional transition method with a cumulative adjustment to accumulated deficit. We are still assessing the implications of applying the practical expedients and the accounting policy elections. While the Company's quantification of the impact of this new standard is still in process, it does not expect that the guidance will have a significant impact on its condensed consolidated statements of cash flows, but does expect that it will result in a significant increase to its long-term assets and liabilities given it has a large number of operating leases. The Company is also in the process of testing its lease administration system and is identifying changes to its business processes and controls to support adoption of the new standard in Fiscal 2020.

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

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable. As of May 4, 2019, the liability for estimated returns was approximately $42.9 million, of which $3.9 million is included in Liabilities related to discontinued operations. In addition, the corresponding balance of the right of return asset for merchandise was approximately $18.4 million, of which $1.6 million is included in Assets related to discontinued operations.

Gift cards, gift certificates and merchandise credits (collectively, “gift cards”) issued by the Company are recorded as a deferred income liability until they are redeemed, at which point revenue is recognized. Gift cards do not have expiration dates, but substantially all gift cards are redeemed within a 12-month period. The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recognized in Net sales over time based on the historical redemption patterns and historically has not been material. For the three months ended May 4, 2019, the opening balance of deferred revenue related to gift cards, gift certificates and merchandise credits was $121.9 million, of which $16.6 million was recorded within Liabilities related to discontinued operations. Of these balances, we recognized approximately $30 million as revenue during the period, of which approximately $6 million was recorded within Income from discontinued operations. For the nine months ended May 4, 2019, the opening balance of deferred revenue related to gift cards, gift certificates and merchandise credits was $92.7 million, of which $10.4 million was recorded within Liabilities related to discontinued operations. Of these balances, we recognized approximately $35 million as revenue during the period, of which approximately $6 million was recorded within Income from discontinued operations. The closing balance of deferred revenue related to gift cards, gift certificates and merchandise credits was $106.1 million as of May 4, 2019, of which $12.7 million was recorded within Liabilities related to discontinued operations.

The Company offers numerous customer loyalty programs for participating customers based on their level of purchases. For every qualifying purchase, the Company defers a portion of the revenue until the loyalty points are redeemed. The transaction price is allocated between the product and the loyalty points based on the relative stand-alone selling price. Loyalty points accumulate until predetermined thresholds are met at which point the loyalty points can be redeemed as a discount off of a future purchase. Substantially all loyalty points are redeemed within a 12-month period. For the three months ended May 4, 2019, the opening balance of deferred revenue related to outstanding loyalty points was $34.8 million, of which $5.2 million was recorded within Liabilities related to discontinued operations. Of these balances, we recognized approximately $19 million as revenue during the period, of which approximately $3 million was recorded within Income from discontinued operations. For the nine months ended May 4, 2019, the opening (after adjusting for the impact of adopting ASU 2014-09) balance of deferred revenue related to outstanding loyalty points was $35.4 million, of which $4.6 million was recorded within Liabilities related to discontinued operations. Of these balances, we recognized approximately $29 million as revenue during the period, of which approximately

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$4 million was recorded within Income from discontinued operations. The closing balance of deferred revenue related to outstanding loyalty points was $37.9 million as of May 4, 2019, of which $7.3 million was recorded within Liabilities related to discontinued operations.

Revenue associated with merchandise shipments to other third-party retailers is recognized at the time title passes and risk of loss is transferred to customers, which generally occurs at the date of shipment.

In addition to retail store, direct channel and third-party sales, the Company's segments recognize revenue from (i) licensing arrangements with franchised stores, (ii) royalty payments received under license agreements for the use of their trade name and (iii) credit card agreements as it is earned in accordance with the terms of the underlying agreements.

The Company accounts for sales and other related taxes on a net basis, thereby excluding such taxes from revenue.

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Three Months Ended		Nine Months Ended
	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
Apparel	87%	86%	83%	83%
Accessories	11%	12%	13%	14%
Other	2%	2%	4%	3%
Total net sales	100%	100%	100%	100%

5. Goodwill and Other Intangible Assets

Goodwill and Other Indefinite-lived Intangible Asset Impairment Assessment
Fiscal 2019 Interim Impairment Assessment

The third quarter of Fiscal 2019 marked the continuation of the challenging market environment in which the Company competes. Continued declines in customer traffic across the Company's brands negatively impacted our February and March performance causing lower comparative sales than expected, along with the expectation that such trends may continue into the fourth quarter. The Company concluded that these factors, as well as the significant decline in the Company's stock price, represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the third quarter of Fiscal 2019 (the "Interim Test").

As a result, the Company performed its Interim Test of goodwill and indefinite-lived intangible assets using a quantitative approach as of April 6, 2019, which was the last day in the second month of the third fiscal quarter. The Interim Test was determined with the assistance of an independent valuation firm using two valuation approaches, including the income approach (discounted cash flow method ("DCF")) and market approach (guideline public company method). The Company believes that the income approach (Level 3 measurement) is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Therefore, a greater weighting was applied to the income approach than the market approach. The weighing of the fair values by valuation approach (income approach vs. market approach) is generally consistent across all reporting units. For substantially all of the reporting units the income approach was weighted 75% and the market approach 25%. Under the market approach, the Company estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization, factored in a control premium, and used the market approach as a comparison of respective fair values. The estimated fair value determined under the market approach validated our estimate of fair value determined under the income approach. The only difference to the 75% / 25% weighting was at the Catherines reporting unit where the income approach was weighted 100% as the resulting low profit margins made the market approach impracticable. This approach at Catherines had no impact on the overall conclusion. Further, the Company's maurices reporting unit was valued utilizing the sales price inherent in the Transaction described in Note 2. Finally, the Company’s publicly traded market capitalization was reconciled to the sum of the fair value of the reporting units.

The projections used in the Interim Test reflect revised assumptions across certain key areas versus prior plans as a result of recent operating performance. In particular, sales growth assumptions were significantly lowered at certain brands to reflect the shortfall in actual results versus those previously projected, reflecting the uncertainty of future comparable sales given the sector's dynamic

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

change. Based on the results of the impairment assessment, the fair value of our ANN, Justice and maurices reporting units substantially exceeded their carrying value.

Conversely, the changes in key assumptions and the resulting reduction in projected future cash flows included in the Interim Test resulted in a decrease in the fair values of our Lane Bryant and Catherines reporting units such that their fair values were less than their carrying values. As a result, the Company recognized impairment losses to write down the carrying values of its trade name intangible assets to their fair values as follows: $23.0 million of our Lane Bryant trade name and $2.0 million of our Catherines trade name. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). In addition, the Company recognized the following goodwill impairment charges: a loss of $65.8 million at the Lane Bryant reporting unit and $49.3 million at the Catherines reporting unit to write down the carrying values of the reporting units to their fair values. These impairment losses have been disclosed separately on the face of the accompanying condensed consolidated statements of operations.

As a result of these impairment charges, the Company included an income tax benefit of approximately $6 million in the estimated effective tax rate for Fiscal 2019.  The income tax benefit was calculated by applying a statutory rate of approximately 26% to the $25.0 million of impairment of other intangible assets. The $115.1 million impairment of goodwill was treated as non-deductible for income tax purposes and was a significant factor in reducing the Company's effective income tax rate for the three and nine months ended May 4, 2019.

Goodwill

The following schedule details the changes in goodwill for each reportable segment:

	Premium Fashion (a)	Plus Fashion (b)	Kids Fashion	Total (c)
	(millions)
Balance at August 4, 2018	$305.0	$115.1	$169.4	$589.5
Impairment losses	—	(115.1)	—	(115.1)
Balance at May 4, 2019	$305.0	$—	$169.4	$474.4
_______
(a) Net of accumulated impairment losses of $428.9 million for the ANN reporting unit as of August 4, 2018 and May 4, 2019.
(b) Represents the Plus Fashion segment impairment loss as of May 4, 2019, which $65.8 million and $49.3 million relates to the Lane Bryant and the Catherines reporting units, respectively. The accumulated impairment loss at the Lane Bryant and Catherines reporting units as of May 4, 2019 was $387.7 million and $49.3 million, respectively. The accumulated impairment loss at our Lane Bryant reporting unit as of August 4, 2018 was $321.9 million.
(c) Goodwill at our Value Fashion segment of $93.5 million as of August 4, 2018 and May 4, 2019 has been excluded from the table as it is included within Assets related to discontinued operations in the accompanying condensed consolidated balance sheets. The balances as of both reporting dates is net of accumulated impairment losses of $107.2 million.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	May 4, 2019			August 4, 2018
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization(a):	(millions)
Proprietary technology	$4.8	$(4.8)	$—	$4.8	$(4.8)	$—
Customer relationships	52.0	(45.0)	7.0	52.0	(39.7)	12.3
Favorable leases	38.2	(26.1)	12.1	38.2	(21.3)	16.9
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	100.3	(81.2)	19.1	100.3	(71.1)	29.2
Intangible assets not subject to amortization:
Brands and trade names (b) (c)	361.9	—	361.9	386.9	—	386.9
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	372.8	—	372.8	397.8	—	397.8
Total intangible assets	$473.1	$(81.2)	$391.9	$498.1	$(71.1)	$427.0
________
(a) There were no finite-lived intangible asset impairment losses recorded for any of the periods presented.
(b) The Company recorded impairment charges related to trade names during the three and nine months ended May 4, 2019, as discussed by reporting unit above.
(c) The amount of Brands and trade names within Intangible assets not subject to amortization excludes $89 million for each period associated with our maurices brand which is included within Assets related to discontinued operations in the accompanying condensed consolidated balance sheets.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment charges related to retail store assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
	(millions)		(millions)
Premium Fashion (a)	$—	$2.0	$0.4	$2.0
Plus Fashion (a) (b)	16.3	0.4	17.4	3.4
Kids Fashion	0.4	0.4	0.9	1.6
Value Fashion (a) (c)	15.6	17.1	16.1	20.0
Total impairment charges	$32.3	$19.9	$34.8	$27.0
________
(a) The Company incurred additional impairment charges in the three and nine months ended April 28, 2018 of $5.6 million and $10.4 million, respectively, in connection with the Change for Growth program which are considered to be outside the Company’s typical quarterly real-estate review, and are included within Restructuring and other related charges, as more fully described in Note 7.
(b) During the third quarter of Fiscal 2019, the Company performed its third quarter long-lived asset impairment testing for the Plus Fashion segment using cash flow assumptions consistent with those used in the Interim Test described in Note 5. Those assumptions resulted in lower overall anticipated future cash flows and, as a result, the Company recorded an impairment charge of approximately $16.3 million during the three and nine months ended May 4, 2019, to write down store-related fixed assets to fair market value.
(c) During the third quarter of Fiscal 2019, certain near-term cash flow assumptions were revised based on revised future expectations regarding the operations of the Company's dressbarn brand. Refer to Note 19 for more information. As a result, the Company recorded an impairment charge of $15.6 million during the three and nine months ended May 4, 2019 to write down store-related fixed assets to fair market value. In addition, during the third quarter of Fiscal 2018, new leadership at the Company's Value Fashion segment, particularly at its dressbarn brand, began a comprehensive review of the dressbarn operations. As a result, when the Company performed its third quarter long-lived asset impairment testing for dressbarn, certain near-term cash flow assumptions for that brand were revised, which resulted in lower overall anticipated future cash flows and the Company recorded an impairment charge of approximately $17.1 million for certain under-performing retail stores.
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

Actions associated with the Change for Growth program are currently expected to continue through Fiscal 2019. As the Company continues to execute on the initiatives, we currently expect to incur additional charges in the fourth quarter of Fiscal 2019 of approximately $5 million for professional fees and have identified capital projects of approximately $35 million to be incurred during Fiscal 2019. Of that amount, approximately $30 million was spent in the first nine months of Fiscal 2019.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the Change for Growth program, the Company incurred the following charges, which are included within Restructuring and other related charges, for all periods presented:

	Three Months Ended		Nine Months Ended
	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
	(millions)		(millions)
Cash restructuring charges:
Severance and benefit costs (a)	$—	$(0.6)	$0.4	$6.4
Other related charges (b)	7.1	13.1	28.7	43.2
Total cash charges	7.1	12.5	29.1	49.6

Non-cash charges:
Impairment of assets (c)	—	5.6	—	9.3
Total non-cash charges	—	5.6	—	9.3

Total restructuring and other related charges	$7.1	$18.1	$29.1	$58.9
_______
(a) Severance and benefit costs reflect additional severance accruals associated with previously announced initiatives, as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid. During the third quarter of Fiscal 2019, in connection with changes in senior management, the Company recorded severance costs which were offset by reversals of accruals associated with long-term compensation programs. During the third quarter of Fiscal 2018, certain segments recorded adjustments to true up estimates of benefit-related costs to reflect amounts actually paid.
(b) Other related charges consist of professional fees and other third-party costs incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program, as well as third-party costs associated with the relocation of the Catherines brand to Ohio.
(c) Non-cash asset impairments for the three months ended April 28, 2018 reflect decisions within the Company's fleet optimization program to close certain under-performing stores primarily at the Premium Fashion segment. The amount for the nine months ended April 28, 2018 also includes non-cash asset impairments of $4.8 million, which primarily reflect the write down of a Plus Fashion segment building to fair market value and was offset in part by the write-off of $1.1 million of tenant allowances during the second quarter of Fiscal 2018 as program stores were vacated.

A summary of activity for the nine months ended May 4, 2019 in the restructuring-related liabilities associated with the Change for Growth program, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Other related charges	Total
	(millions)
Balance at August 4, 2018	$4.0	$6.0	$10.0
Additions charged to expense (a)	5.1	28.7	33.8
Cash payments	(3.3)	(34.5)	(37.8)
Balance at May 4, 2019	$5.8	$0.2	$6.0

(a) Additions charged to expense exclude $(4.7) million of long-term incentive program expense reversals related to the announced changes to its senior leadership team.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	May 4, 2019	August 4, 2018	April 28, 2018
	(millions)
Premium Fashion	$286.6	$212.2	$218.5
Plus Fashion	181.5	153.0	176.1
Kids Fashion	91.2	103.8	72.1
Value Fashion	94.7	66.1	99.4
Total inventories	$654.0	$535.1	$566.1

9. Debt

Debt consists of the following:	May 4, 2019	August 4, 2018
	(millions)
Revolving credit facility	$—	$—
Less: unamortized debt issuance costs (a)	(3.5)	(4.3)
	(3.5)	(4.3)

Term loan	1,371.5	1,371.5
Less: unamortized original issue discount (b)	(14.9)	(18.0)
unamortized debt issuance costs (b)	(17.0)	(20.5)
	1,339.6	1,333.0
Total long-term debt	$1,336.1	$1,328.7
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

As of May 4, 2019, there were no borrowings under the Amended Revolving Credit Agreement and the Company had $474.0 million of availability under the Amended Revolving Credit Agreement.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $37.5 million for three consecutive business days and ends when Availability is greater than these thresholds for thirty consecutive days. The Covenant Period was not in effect as of May 4, 2019.

For a more detailed description of the Company’s Amended Revolving Credit Agreement and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

Term Loan

In connection with the August 2015 acquisition of ANN INC., the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which was issued at a 2% discount and provides for an additional term facility of $200 million. The Term Loan matures on August 21, 2022 and requires quarterly repayments of $22.5 million with a remaining balloon payment of approximately $1.2 billion required at maturity. During Fiscal 2018, the Company made repayments of $225.0 million of which $180.0 million was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment of $22.5 million until November of calendar 2020. The Company is also required to make mandatory prepayments in connection with certain prepayment events. As of May 4, 2019, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of approximately 6.9%. The Company entered into an interest rate swap agreement in March 2019. Refer to Note 10 for additional information.

For a more detailed description of the Company’s Term Loan and restrictions thereunder, refer to Note 12 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

Maturities of Debt
The Company's outstanding debt as of May 4, 2019 matures as follows:

Fiscal Year	Amount
(millions)
2019	$—
2020	—
2021	66.5
2022	90.0
2023	1,215.0
Total maturities	$1,371.5

10. Derivative Financial Instruments

As discussed in more detail in Note 9, the interest rate under the Company's Term Loan is based on a variable rate. Therefore, the Company has exposure to increases in the underlying interest rate. In order to protect against our interest rate exposure, we entered into an interest rate swap agreement in March 2019. We do not hold any derivative financial instruments for speculative or trading purposes.

As of May 4, 2019, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Agreement Principal Amount	Interest Rate	Maturity Date
Interest rate swap	One	$600.0 Million	6.85%	March 31, 2021

The interest rate swap was recorded at its estimated fair value based on Level 2 measurements. Amounts included in the condensed consolidated balance sheet was de minimus as of May 4, 2019. The amount of unrealized gains and losses deferred to Accumulated other comprehensive loss and the classification of gains and losses from Accumulated other comprehensive loss into earnings

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related to the Company's derivative instrument during the three and nine months ended May 4, 2019 was de minimus. In addition, there was no material ineffectiveness related to the interest rate swap agreement during the periods presented. Based on current valuations, we estimate a de minimus amount will be reclassified from Accumulated other comprehensive loss into Interest expense during the next twelve months.

11. Fair Value Measurements

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

Fair Value Measurements of Financial Instruments

As of May 4, 2019 and August 4, 2018, the Company believes that the carrying values of cash and cash equivalents approximate its estimated fair value based on Level 1 measurements. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the estimated fair value and the carrying value as of May 4, 2019 and August 4, 2018. The fair value of the Term Loan was determined to be $1.183 billion as of May 4, 2019 and $1.258 billion as of August 4, 2018 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

Fair Value Measurements of Long-lived Assets Measured on a non-Recurring Basis

As more fully described in Note 6, during the nine months of Fiscal 2019, assets of $55.7 million related to 635 under-performing stores were written down to their estimated fair values of $18.3 million, resulting in impairment charges of $37.4 million. During the first nine months of Fiscal 2018, assets of $52.7 million related to 321 under-performing stores and one office building were written down to their estimated fair values of $10.8 million resulting in total impairment charges of $41.9 million.

The Company’s non-financial instruments, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair values on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill and other indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair values. For further discussion of the determination of the fair value of non-financial assets, see Notes 5 and 6.

12. Income Taxes

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accounting for the impact of the 2017 Act during the second quarter of Fiscal 2019 and increased its Fiscal 2018 estimate of the one-time federal and state transition tax by $2.3 million to $26.9 million and by $0.2 million to $0.9 million, respectively.

The 2017 Act subjects the Company to a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries for taxable years beginning after December 31, 2017.  Accordingly, the Company has made an accounting policy election to treat GILTI taxes as a current period expense and has made a reasonable estimate of the impact of GILTI which is included in its Fiscal 2019 effective tax rate discussed below. The Company has considered the potential impact of GILTI on its U.S. federal net operating loss ("NOL") carryforward on the basis of the incremental economic benefit and determined a partial valuation allowance of $5.2 million was required in the second quarter of Fiscal 2019 to offset its NOL carryforward because it is not expected to provide incremental tax benefits. In the third quarter of Fiscal 2019, the Company reduced the partial valuation allowance by $2.0 million.

Other Items

As a result of the Company's recent financial performance, the Company determined it is appropriate to record a partial valuation allowance on its federal deferred tax asset. The discrete tax expense in the third quarter of Fiscal 2019 is $6.4 million.

Effective Tax Rate

The Company’s effective tax rate is reflective of the jurisdictions where the Company has operations. The effective tax rates for the third quarter and the first nine months of Fiscal 2019 were 11.6% and 10.8%, respectively, which were lower than the statutory tax rate primarily due to non-deductible impairments of Goodwill, a partial federal valuation allowance, and GILTI.

13. Equity

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). There were no repurchases of common stock by the Company during the three and nine months ended May 4, 2019 and the remaining availability was approximately $181.4 million at May 4, 2019.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
	(millions)		(millions)
Basic	197.6	196.2	197.3	195.9
Dilutive effect of stock options and restricted stock units (a)	—	—	—	—
Diluted shares	197.6	196.2	197.3	195.9
(a) There was no dilutive effect of stock options and restricted stock units for the three and nine months ended May 4, 2019 and April 28, 2018 as the impact of these items was anti-dilutive using the treasury stock method as a result of the net loss incurred during the periods.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. Any

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. Anti-dilutive options and/or restricted stock units excluded from the diluted shares calculation were 30.8 million shares for both the three and nine months ended May 4, 2019, and 24.0 million shares for both the three and nine months ended April 28, 2018.

14. Stock-based Compensation

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

As of May 4, 2019, there were approximately 11.0 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
	(millions)		(millions)
Compensation expense	$2.2	$4.4	$10.5	$15.2
Income tax benefit	$0.5	$0.9	$2.2	$4.1

Service-based Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Nine Months Ended
	May 4, 2019	April 28, 2018
Expected term (years)	5.2	5.1
Expected volatility	47.5%	43.9%
Risk-free interest rate	2.9%	2.0%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$1.77	$0.97

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under the service-based plans during the nine months ended May 4, 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – August 4, 2018	19,307.9	$8.97	4.2	$9.3
Granted	4,545.8	3.89
Exercised	(40.2)	2.37
Canceled/Forfeited	(2,139.9)	9.24
Options outstanding – May 4, 2019	21,673.6	$7.89	4.3	$—

Options vested and expected to vest at May 4, 2019 (b)	21,386.4	$7.95	4.2	$—
Options exercisable at May 4, 2019	13,091.6	$10.69	3.3	$—
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of May 4, 2019, there was $8.4 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years. The total intrinsic value of options exercised during the nine months ended May 4, 2019 was de minimus and there were no options exercised during the three and nine months ended April 28, 2018. The total grant date fair value of options that vested during the nine months ended May 4, 2019 and April 28, 2018 was approximately $9.5 million and $11.0 million, respectively. Of these amounts, $0.2 million was vested during the three months ended May 4, 2019 and a de minimus amount was vested during the three months ended April 28, 2018.

Market-based Stock Options

Market-based non-qualified stock options (“NQSO Awards”) entitle the holder to receive options to purchase shares of common stock of the Company during the vesting period. However, such awards are subject to the grantee’s continuing employment and the Company’s achievement of certain market-based goals over the pre-defined performance period.

The NQSOs Awards fair value is determined using a Monte-Carlo simulation model on the grant date. A Monte-Carlo simulation model estimates the fair value of the market-based award based on an expected term of 7.0 years, a risk-free interest rate of 2.3%, an expected dividend yield of zero and an expected volatility measure of 56.4% for the Company. Compensation expense for NQSOs Awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The Company granted 3.5 million of NQSOs Awards during the third quarter ended May 4, 2019 at an exercise price of $1.17 per share. The weighted-average grant day fair value of the awards was $0.22 per share. The total unrecognized compensation at May 4, 2019 was $0.8 million to be recognized over 3.0 years. There were no vestings of the NQSOs Awards as of May 4, 2019.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Service-based Restricted Equity Awards

A summary of restricted equity awards activity during the nine months ended May 4, 2019 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at August 4, 2018	4,171.3	$4.57
Granted	269.9	3.75
Vested	(1,240.5)	6.40
Canceled/Forfeited	(50.7)	9.33
Nonvested at May 4, 2019	3,150.0	$3.72

As of May 4, 2019, there was $3.6 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years.

Market-based Restricted Equity Awards

Market-based Restricted Equity Awards entitle the holder to receive shares of common stock of the Company during the vesting period. However, such awards are subject to the grantee’s continuing employment and the Company’s achievement of certain market-based goals over the pre-defined performance period.

The market-based Restricted Equity Awards fair value is determined using a Monte-Carlo simulation model on the grant date. A Monte-Carlo simulation model estimates the fair value of the market-based award based on an expected term of 3 years, a risk-free interest rate of 2.3%, an expected dividend yield of zero and an expected volatility measure of 74.2% for the Company. Compensation expense for market-based Restricted Equity Awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The Company granted approximately 2.5 million of market-based Restricted Equity Awards during the third quarter ended May 4, 2019. The weighted-average grant day fair value of the awards was $0.47 per share. The total unrecognized compensation at May 4, 2019 was $1.2 million to be recognized over 3.0 years. There were no vestings of the market-based Restricted Equity Awards as of May 4, 2019.

15. Employee Benefit Plans

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

The Company recognized $2.1 million in compensation expense for the nine months ended May 4, 2019 and $(15.8) million for the nine months ended April 28, 2018, which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements. The Company recognized a de minimus amount in compensation expense for the nine months ended May 4, 2019 and $(0.9) million for the nine months ended April 28, 2018, which was recorded within Income from discontinued operations, net of taxes in the condensed consolidated financial statements. The net credits recorded in Fiscal 2018 primarily reflect (1) the Compensation Committee of the Board of Directors' determination in late September 2017 that although certain metrics within the 2017 LTIP were achieved, negative discretion should be applied based upon the overall performance of the Company, thus the LTIP amounts were not distributed and (2) the Company's determination in the second and third quarters of Fiscal 2018 that certain performance targets for the 2018, 2019 and 2020 LTIP years would not be achieved.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of May 4, 2019, there was $21.6 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. As of May 4, 2019, the liability for LTIP Awards was $12.6 million which was classified within Other non-current liabilities in the condensed consolidated balance sheets. No amounts were paid during the nine months ended May 4, 2019 and April 28, 2018.

16. Commitments and Contingencies

Legal Matters

Justice Pricing Litigation

The Company is a defendant in class action lawsuits that allege that Justice’s promotional practices violated state comparative pricing and other laws. A description of the lawsuits comprising the Justice pricing litigation is discussed in the Fiscal 2018 10-K and should be read in conjunction with the update below.

On September 24, 2015, a formal settlement agreement was signed with the plaintiffs in the Rougvie case to settle the lawsuit on a class basis for the period of January 1, 2012 through February 28, 2015 for approximately $51 million, including payments in the form of cash and vouchers to members of the class and payment of legal fees and expenses of settlement administration. The redemption period for all vouchers distributed to the class members ended in October 2018, and the Company filed a motion at the end of November 2018 seeking reimbursement for a limited portion of the settlement fund attributable to vouchers redeemed by class members that had been self-funded by the Company. That motion was approved by the Court in February 2019.

All of the pricing lawsuits previously stayed have now been formally dismissed.

Other Litigation

The Company is involved in routine litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material adverse effect on the Company’s condensed consolidated financial statements.

17. Segment Information

The Company's segment reporting structure reflects an approach designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, direct channel and licensing. The Company classifies its businesses into four operating segments: Premium Fashion, Plus Fashion, Kids Fashion, and Value Fashion. Each segment is reviewed by the Company's Chief Executive Officer, who functions as the chief operating decision maker (the "CODM"), and is responsible for reviewing the operating activities, financial results, forecasts and business plans of the segment. Accordingly, the Company's CODM evaluates performance and allocates resources at the segment level. During the third quarter 2019, the Company made revisions to its reportable segments upon the divesting of its maurices business. As a result, the Company removed the maurices business from the value segment and reallocated all corporate overhead to remaining operating segments. The financial information presented below reflects such changes for all periods presented, including the prior year financial information.

The four operating segments are as follows:

•	Premium Fashion segment – consists primarily of the specialty retail, outlet and direct channel operations of the Ann Taylor and LOFT brands.

•	Plus Fashion segment – consists of the specialty retail, outlet and direct channel operations of the Lane Bryant and Catherines brands.

•	Kids Fashion segment – consists of the specialty retail, outlet, direct channel and licensing operations of the Justice brand.

•	Value Fashion segment – consists of the specialty retail, outlet and direct channel operations of the dressbarn brand.
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

Net sales, operating (loss) income and depreciation and amortization expense for each operating segment are as follows:

	Three Months Ended		Nine Months Ended
	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
	(millions)		(millions)
Net sales (a)(b):
Premium Fashion	$549.5	$532.7	$1,784.4	$1,697.4
Plus Fashion	311.5	312.8	902.7	957.5
Kids Fashion	227.4	233.8	820.1	822.5
Value Fashion	177.3	187.4	532.0	569.5
Total net sales	$1,265.7	$1,266.7	$4,039.2	$4,046.9

Operating (loss) (a)(b):
Premium Fashion	$(5.6)	$22.5	$44.8	$50.0
Plus Fashion	(27.7)	7.2	(72.8)	(5.1)
Kids Fashion	(25.4)	(5.1)	(25.9)	20.4
Value Fashion	(43.1)	(55.0)	(103.8)	(121.1)
Unallocated acquisition and integration expenses	—	—	—	(5.4)
Unallocated restructuring and other related charges (c)	(7.1)	(18.1)	(29.1)	(58.9)
Unallocated impairment of goodwill	(115.1)	—	(115.1)	—
Unallocated impairment of other intangible assets	(25.0)	—	(25.0)	—
Total operating (loss)	$(249.0)	$(48.5)	$(326.9)	$(120.1)

Depreciation and amortization expense (b):
Premium Fashion	$29.8	$32.7	$93.9	$100.1
Plus Fashion	16.0	16.4	48.6	50.8
Kids Fashion	15.5	15.6	47.5	49.2
Value Fashion	10.3	12.5	31.5	40.0
Total depreciation and amortization expense	$71.6	$77.2	$221.5	$240.1
(a) Prior period amounts have not been restated due to the adoption of ASU 2014-09 and continue to be reported under the accounting standards in effect for those periods. For more information on ASU 2014-09, refer to Note 3.
(b) For the three and nine months ended May 4, 2019 and April 28, 2018, respectively, the maurices business was excluded from the Value Fashion segment and has been classified as discontinued operations within the condensed consolidated financial statements. As a result, shared expenses of $27 and $77 million for the three and nine months ended May 4, 2019, as well as $22 and $67 million for the three and nine months ended April 28, 2018, which were previously allocated to maurices have been reallocated to the remaining operating units for all periods presented.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(c) Restructuring and other related charges are as follows:

	Three Months Ended		Nine Months Ended
	May 4, 2019	April 28, 2018	May 4, 2019	April 28, 2018
	(millions)		(millions)
Cash related charges(i):
Severance and benefit costs:
Premium Fashion	$—	$(0.4)	$0.2	$1.3
Plus Fashion	0.8	(1.0)	0.9	4.4
Kids Fashion	—	0.5	—	0.2
Value Fashion	—	0.1	0.6	(0.8)
Corporate	(0.8)	0.2	(1.3)	1.3
Total severance and benefit costs	—	(0.6)	0.4	6.4
Professional fees and other related charges:
Premium Fashion	—	—	—	—
Plus Fashion	—	—	(0.1)	2.2
Value Fashion	0.5	—	0.5	—
Corporate	6.6	13.1	28.3	41.0
Total professional fees and other related charges	7.1	13.1	28.7	43.2
Total cash related charges	7.1	12.5	29.1	49.6

Non-cash charges:
Impairment of assets:
Premium Fashion	—	5.6	—	5.6
Plus Fashion	—	—	—	3.2
Value Fashion	—	—	—	0.5
Total non-cash charges	—	5.6	—	9.3
Total restructuring and other related charges	$7.1	$18.1	$29.1	$58.9
(i) The charges incurred under the Company's Change for Growth program are more fully described in Note 7.

18. Additional Financial Information

	Nine Months Ended
Cash Interest and Taxes:	May 4, 2019	April 28, 2018
	(millions)
Cash paid for interest	$72.7	$79.4
Cash paid for income taxes (a)	$4.8	$3.2
_______
(a) Includes a net refund of $0.2 million for the nine months ended May 4, 2019 and payments of $0.5 million for the nine months ended April 28, 2018 related to the maurices business, which is classified in discontinued operations.

Non-cash Transactions

Non-cash investing activities include accrued purchases of fixed assets in the amount of $18.7 million as of May 4, 2019 and $23.2 million as of April 28, 2018.

19. Subsequent Events

On May 20, 2019, the Company announced its plan to wind down its dressbarn brand. The wind down is currently expected to be completed in the first half of fiscal 2020. The Company expects to record severance and other closing costs, primarily related to its retail store leases, a portion of which is expected to be recorded in the fourth quarter of Fiscal 2019, however it is currently unable to estimate the amount of any anticipated charge. As a result of the decision, the Company recorded an impairment charge

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the third quarter of Fiscal 2019 to write down store related fixed assets to fair market value. Refer to Note 6 of these condensed consolidated financial statements for more information.

On June 4, 2019, in connection with the cost savings target announced during the third quarter of Fiscal 2019, the Company announced a reduction in headcount of approximately 180 employees. This action resulted in severance charges of approximately $10-$15 million which will be recorded during the fourth quarter of Fiscal 2019.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made within this Form 10-Q and in oral statements made from time to time by us or on our behalf may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are statements related to future, not past, events, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range," and include, without limitation, risks associated with the ability to achieve a successful outcome for its portfolio brands and to otherwise achieve its business strategies. The Company does not undertake to publicly update or review its forward-looking statements even if experience or future changes make it clear that our projected results expressed or implied will not be achieved.

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

OVERVIEW

Our Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a national specialty retailer of apparel for women and tween girls, with annual revenue from continuing operations of approximately $5.6 billion for Fiscal 2018. We and our subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

General Business Conditions and Current Outlook
Our performance is subject to macroeconomic conditions and their impact on levels and patterns of consumer spending. Some of the factors that could negatively impact discretionary consumer spending include general economic conditions, high unemployment, lower wage levels, reductions in net worth, higher energy and other prices, increasing interest rates and low consumer confidence. Retailers, particularly those in the specialty apparel sector, continue to face intense competition, particularly as consumer spending habits continue to indicate an increasing preference to purchase digitally as opposed to in traditional brick-and-mortar retail stores. This increasing preference has resulted in increased ecommerce sales, but has continued to put pressure on our retail store sales.

As a result of these fundamental changes, we are continuing our previously announced strategic review of our brands and operations with the goal to enhance shareholder value. We believe that such structural and strategic changes are necessary to successfully compete in the changing retail landscape. To that end, we have already taken the actions described below.

First, as described in more detail below and in Note 2 to the accompanying condensed consolidated financial statements, in March 2019, we announced the sale of our maurices business, which was completed on May 6, 2019. As described in Note 2, maurices has been classified as a discontinued operation. In addition, on May 20, 2019, we announced the wind down of our dressbarn business.

Second, the Company continues to expect to complete its three-year Change for Growth campaign, which is discussed in more detail below, by the end of Fiscal 2019. This campaign has yielded substantial cost savings and business process changes. In addition, we announced earlier in the third quarter of Fiscal 2019 an additional cost savings target of $150 million. We have actioned our initial round of savings, and expect to realize a majority of the $150 million savings target in fiscal 2020. We are currently in the process of formulating plans and actions to achieve the remainder of our target or more. The success of these cost reduction plans are important steps to at least partially offset inflationary cost pressures.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Lastly, on May 1, 2019 the Company announced changes to its senior leadership team. These changes included the retirement of the Company's Chief Executive Officer, the departure of the Company's Chief Operating Officer as well as the appointment of a new Chief Executive Officer and Interim Executive Chairman.

Goodwill and Other Indefinite-lived Intangible Asset Impairment Charges
The continued negative sales performance at our Plus Fashion segment, coupled with a significant decline in the Company's stock price, resulted in a conclusion that a triggering event had occurred in the third quarter of Fiscal 2019, thereby requiring us to test our goodwill and intangible assets for impairment. As a result of the assessment, we recorded non-cash impairment charges to write down the carrying values of our Lane Bryant and Catherines trade name intangible assets to their fair values by $23.0 million and $2.0 million, respectively. In addition, we recognized goodwill impairment charges of $65.8 million and $49.3 million at the Lane Bryant and Catherines reporting units, respectively, to write down the carrying values of the reporting units to their fair values. These impairment charges are more fully described in Note 5 to the condensed consolidated financial statements.

Change for Growth Program

During the third quarter of Fiscal 2019, activities under the Change for Growth transformation program included (i) operating expense reductions in the areas of professional services, travel and facilities management, among others, (ii) transition of certain transaction process functions to an independent third-party managed-service provider, and (iii) re-negotiation of store leases under the fleet optimization program.

We realized approximately $70 million in cost savings related to Change for Growth program actions during the nine months ended May 4, 2019, primarily reflecting Selling, general and administrative expense ("SG&A") savings. We expect to realize additional cost savings related to these actions of approximately $20 million for the remainder of Fiscal 2019. Subsequent to Fiscal 2019, we expect to realize approximately $10 to $35 million in annual cost savings through Fiscal 2020, bringing the total expected annual cost savings from these actions, when combined with the $200 million cost savings achieved through Fiscal 2018, to a range of $300 to $325 million. These savings are expected to be realized in our segment operating results generally in proportion to their sales. Actions associated with the program are currently expected to continue through Fiscal 2019.

Discontinued Operations

Subsequent to the end of the third quarter, on May 6, 2019, the Company and Maurices Incorporated, a Delaware corporation (“maurices”) and wholly owned subsidiary of ascena, completed its previously-announced Stock Purchase Agreement (the "Purchase Agreement") with Viking Brand Upper Holdings, L.P., a Cayman Islands exempted limited partnership (“Buyer”) and an affiliate of OpCapita LLP ("OpCapita”), providing for, among other things, the sale by ascena of a majority interest in maurices to Buyer (the “Transaction”). Effective upon the closing of the Transaction, ascena received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices.

As maurices was available for disposal in its present condition as of the end of the third quarter of Fiscal 2019, and with the transaction closing shortly after the end of the Company's fiscal third quarter, the Company's maurices business has been classified as a component of discontinued operations within the condensed consolidated financial statements. As such, assets and liabilities related to discontinued operations have been segregated and separately disclosed in the balance sheets as of May 4, 2019 and August 4, 2018. In turn, operating results for maurices has been segregated and reported separately as discontinued operations in the condensed consolidated financial statements. Thus, the foregoing discussion of our results for the three and nine months ended May 4, 2019 excludes maurices, which has been removed from the Value Fashion segment below, as discussed in Note 17 to the condensed consolidated financial statements. In addition, shared expenses of $27 and $77 million for the three and nine months ended May 4, 2019, as well as $22 and $67 million for the three and nine months ended April 28, 2018, which were previously allocated to maurices, have been reallocated to the remaining operating units for all periods presented.

Subsequent Event

On May 20, 2019, the Company reported that it will begin a wind down of its dressbarn brand. The wind down is currently expected to be completed in the first half of fiscal 2020. The Company expects to record severance and other closing costs, primarily related to its retail store leases, a portion of which is expected to be recorded in the fourth quarter of Fiscal 2019. We are currently unable to estimate the amount of any anticipated charge, however, the charge, and subsequent payout of the charge,

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

could have a material impact on our results of operations and cash flows in the fourth quarter of Fiscal 2019 as well as into Fiscal 2020 when wind down activities are expected to conclude and severance benefits and other closing costs are expected to be paid.

In addition, on June 4, 2019, in connection with the cost savings target announced during the third quarter of Fiscal 2019, the Company announced a reduction in headcount of approximately 180 employees. This action resulted in severance charges of approximately $10-$15 million which will be recorded during the fourth quarter of Fiscal 2019.

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

As a result, the three and nine month periods ended April 28, 2018 include the results of the Premium Fashion segment for 13 and 40-weeks, respectively, while the results of the Plus Fashion, Kids Fashion, and Value Fashion segments reflect 13 and 39-weeks, respectively. The resulting shift in the financial calendar impacted the comparability of financial results between the quarters as discussed in more detail below.

Inventory Update

Inventory levels were elevated at our Premium Fashion and Kids Fashion segments at the end of the third quarter versus the year-ago period as a result of early receipts, a decline in trends at the Premium Fashion and Kids Fashion segments compared to when inventory was bought, and the impact of the new revenue recognition standard.

Third Quarter Summary and Key Developments
Highlights of our continuing operations for the third quarter are as follows:

•	Comparable sales were essentially flat, reflecting an increase at our Premium Fashion segment, offset by declines at our other segments;

•
Gross margin as a percent of sales decreased to 57.1% compared to 59.5% in the year-ago period, primarily as a result of competitive pricing pressures, which are expected to continue into the fourth quarter of Fiscal 2019, along with higher markdown requirements needed to address elevated inventory levels;

•
Operating loss was $249.0 million compared to $48.5 million in the year-ago period, resulting primarily from the goodwill and intangible asset impairments discussed above and the decline in gross margin rate; and

•	Net loss from continuing operations per diluted share was $1.24, compared to $0.30 in the year-ago period.
Liquidity highlights for the nine-month period ended May 4, 2019 are as follows:

•	Cash used in operations was $28.7 million in Fiscal 2019 compared to cash provided by operations of $142.2 million in the year-ago period; and

•	Capital expenditures were $103.8 million compared to $132.3 million in the year-ago period.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended May 4, 2019 compared to Three Months Ended April 28, 2018

The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	May 4, 2019	April 28, 2018	$ Change	% Change
	(millions, except per share data)
Net sales	$1,265.7	$1,266.7	$(1.0)	(0.1)%

Cost of goods sold	(543.4)	(513.5)	(29.9)	(5.8)%
Cost of goods sold as % of net sales	42.9%	40.5%
Gross margin	722.3	753.2	(30.9)	(4.1)%
Gross margin as % of net sales	57.1%	59.5%
Other operating expenses:
Buying, distribution and occupancy expenses	(276.3)	(280.0)	3.7	1.3%
BD&O expenses as % of net sales	21.8%	22.1%
Selling, general and administrative expenses	(476.2)	(426.4)	(49.8)	(11.7)%
SG&A expenses as % of net sales	37.6%	33.7%
Restructuring and other related charges	(7.1)	(18.1)	11.0	60.8%
Impairment of goodwill	(115.1)	—	(115.1)	NM
Impairment of other intangible assets	(25.0)	—	(25.0)	NM
Depreciation and amortization expense	(71.6)	(77.2)	5.6	7.3%
Total other operating expenses	(971.3)	(801.7)	(169.6)	(21.2)%
Operating loss	(249.0)	(48.5)	(200.5)	NM
Operating loss as % of net sales	(19.7)%	(3.8)%
Interest expense	(27.2)	(28.4)	1.2	4.2%
Interest income and other income (expense), net	0.1	(0.1)	0.2	NM
Loss from continuing operations before benefit for income taxes	(276.1)	(77.0)	(199.1)	NM
Benefit for income taxes from continuing operations	31.9	17.9	14.0	78.2%
Effective tax rate (a)	11.6%	23.2%
Loss from continuing operations	(244.2)	(59.1)	(185.1)	NM
Income from discontinued operations, net of taxes (b)	6.3	18.9	(12.6)	(66.7)%
Net loss	$(237.9)	$(40.2)	$(197.7)	NM

Net (loss) income per common share - basic:
Continuing operations	$(1.24)	$(0.30)	$(0.94)	NM
Discontinued operations	0.04	0.10	(0.06)	60.0%
Total net loss per basic common share	$(1.20)	$(0.20)	$(1.00)

Net (loss) income per common share - diluted:
Continuing operations	$(1.24)	$(0.30)	$(0.94)	NM
Discontinued operations	0.04	0.10	(0.06)	60.0%
Total net loss per diluted common share	$(1.20)	$(0.20)	$(1.00)
_______

(a)	Effective tax rate is calculated by dividing the Benefit for income taxes from continuing operations by the Loss from continuing operations before benefit for income taxes.

(b)	Income from discontinued operations is presented net of income tax expense of $25.9 million and $6.6 million for the three months ended May 4, 2019 and April 28, 2018, respectively.
(NM) Not meaningful.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Total net sales decreased by $1.0 million for the three months ended May 4, 2019. The change in Net sales primarily reflects a non-comparable sales increase of $2.5 million offset by lower other revenues of $3.7 million, which was primarily due to the unfavorable impact resulting from the adoption of the new revenue recognition accounting standard, which is discussed more fully in Note 3 to the condensed consolidated financial statements. Comparable sales for the three months ended May 4, 2019 were essentially flat. The changes in Net sales on a segment-by-segment basis are discussed in more detail below.

Net sales data for our four operating segments is presented below:

	Three Months Ended
	May 4, 2019	April 28, 2018	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$549.5	$532.7	$16.8	3.2%
Plus Fashion	311.5	312.8	(1.3)	(0.4)%
Kids Fashion	227.4	233.8	(6.4)	(2.7)%
Value Fashion	177.3	187.4	(10.1)	(5.4)%
Total net sales	$1,265.7	$1,266.7	$(1.0)	(0.1)%

Comparable sales (a)(b)				—%
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
(b) During the third quarter of Fiscal 2018, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation, discussed more fully in Note 16 to the condensed consolidated financial statements, continued to be redeemed. Comparable sales related to these transactions includes the transaction value in excess of the voucher value.

Premium Fashion net sales performance primarily reflected:

•	a 5% comparable sales increase of $17.9 million at LOFT and a 5% comparable sales increase of $7.8 million at Ann Taylor during the three months ended May 4, 2019;

•	a $0.9 million decline in non-comparable sales, primarily reflecting the impact of 12 net Ann Taylor store closures in the last twelve months; and

•	an $8.0 million decrease in other revenues primarily reflecting the unfavorable timing related to the adoption of the new revenue recognition accounting standard and lower credit card program revenue.

Plus Fashion net sales performance primarily reflected:

•	a 2% comparable sales decline of $3.9 million at Lane Bryant and a 6% comparable sales decline of $4.0 million at Catherines during the three months ended May 4, 2019;

•	a $4.1 million increase in non-comparable sales, comprised of:

–
a $2.5 million increase from the net positive impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018, offset in part by the impact of 21 net Lane Bryant store closures in the last twelve months; and

–
a $1.6 million increase from the net positive impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018, offset in part by the impact of 19 Catherines store closures in the last twelve months; and

•	a $2.5 million increase in other revenues primarily reflecting favorable timing related to the adoption of the new revenue recognition accounting standard.

Kids Fashion net sales performance primarily reflected:

•	a 5% comparable sales decline of $10.4 million at Justice during the three months ended May 4, 2019;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•
a $1.3 million increase in non-comparable sales primarily due to the net positive impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018, offset in part by the impact of 24 Justice store closures in the last twelve months; and

•	a $2.7 million increase in other revenues primarily due to higher wholesale revenues.

Value Fashion net sales performance primarily reflected:

•	a 4% comparable sales decline of $7.2 million at dressbarn during the three months ended May 4, 2019;

•
a $2.0 million decline in non-comparable sales primarily due to 78 dressbarn store closures in the last twelve months, offset in part by the net positive impact of the one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018; and

•	a $0.9 million decrease in other revenues.

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

Gross margin rate decreased by 240 basis points from the year-ago period to 57.1% for the three months ended May 4, 2019, resulting from lower margins at our Kids Fashion, Premium Fashion, and Plus Fashion segments, which were partially offset by increased margins at our Value Fashion segment. We expect gross margin pressure to continue into the fourth quarter of Fiscal 2019, which could have a negative impact on results of operations and liquidity. Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance declined by approximately 330 basis points, primarily reflecting increased promotional selling to address elevated inventory levels along with higher shipping costs related to increased direct channel penetration.

•	Plus Fashion gross margin rate performance declined by approximately 250 basis points, caused by:

–
a 300 basis point decline at Lane Bryant, primarily reflecting higher levels of promotional selling and markdown requirements to clear under-performing assortment categories, and higher shipping costs related to increased direct channel penetration; and

–	a 50 basis point decline at Catherines, primarily reflecting higher shipping costs related to increased direct channel penetration.

•
Kids Fashion gross margin rate performance declined approximately 470 basis points, primarily due to higher levels of promotional selling and markdown requirements to address elevated inventory levels and clear under-performing assortment categories.

•
Value Fashion gross margin rate performance increased approximately 300 basis points, primarily reflecting lower current year markdowns. Markdowns in the year-ago period reflected significant charges for certain slow-turning product categories.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $3.7 million, or 1.3%, to $276.3 million for the three months ended May 4, 2019. The reduction in expenses was driven by lower occupancy expenses resulting primarily from our fleet optimization program, partially offset by higher variable distribution costs related to the increased penetration of our direct business. BD&O expenses as a percentage of net sales decreased by 30 basis points to 21.8% for the three months ended May 4, 2019.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

SG&A expenses increased by $49.8 million, or 11.7%, to $476.2 million for the three months ended May 4, 2019. The increase in SG&A expenses was primarily due to inflationary increases, higher marketing expenses, higher employee-related costs, higher professional fees and higher write-offs of store-related fixed assets at the Plus Fashion and Value Fashion segments. These increases were partially offset by lower store expenses resulting from our fleet optimization program and approximately $15 million in cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings. SG&A expenses as a percentage of net sales increased by 390 basis points to 37.6% for the three months ended May 4, 2019.

Depreciation and Amortization Expense decreased by $5.6 million, or 7.3%, to $71.6 million for the three months ended May 4, 2019. The decrease was across all of our segments and was driven by a lower level of store-related fixed-assets, offset in part by incremental depreciation from capital investments.

Operating Loss was $249.0 million for the three months ended May 4, 2019 compared to $48.5 million in the year-ago period and is discussed on a segment basis below.

Operating results for our four operating segments are presented below:

	Three Months Ended
	May 4, 2019	April 28, 2018	$ Change	% Change
	(millions)
Operating loss:
Premium Fashion	$(5.6)	$22.5	$(28.1)	NM
Plus Fashion	(27.7)	7.2	(34.9)	NM
Kids Fashion	(25.4)	(5.1)	(20.3)	NM
Value Fashion	(43.1)	(55.0)	11.9	21.6%
Unallocated restructuring and other related charges	(7.1)	(18.1)	11.0	60.8%
Unallocated impairment of goodwill	(115.1)	—	(115.1)	NM
Unallocated impairment of other intangible assets	(25.0)	—	(25.0)	NM
Total operating loss	$(249.0)	$(48.5)	$(200.5)	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results decreased by $28.1 million primarily driven by a decline in gross margin rate, and an increase in operating expenses primarily associated with increased variable distribution costs, employee-related costs, and marketing expenses partially offset by an increase in comparable sales and lower store expenses.
Plus Fashion operating results decreased by $34.9 million primarily due to a decline in comparable sales and gross margin rate, an increase in marketing expenses, employee-related costs, and a charge of approximately $16.3 million to write down store-related fixed assets, offset in part by lower occupancy costs associated with our fleet optimization program.

Kids Fashion operating results decreased by $20.3 million primarily due to the lower gross margin rate, a decline in comparable sales, and higher SG&A expenses, mainly reflecting higher employee-related costs.

Value Fashion operating results improved by $11.9 million primarily due to an increase in gross margin rate and a decrease in operating expenses, offset in part by the impact of lower sales volume due to a reduced store count. Operating expense reductions were primarily driven by lower occupancy and store expenses associated with our fleet optimization program.
Unallocated Restructuring and Other Related Charges of $7.1 million for the three months ended May 4, 2019 reflects costs associated with the Change for Growth program and included $7.1 million of professional fees incurred in connection with the identification and implementation of the transformation initiatives. There were no net severance and other related charges for the quarter as additional severance accruals recorded during the quarter associated with changes in senior management were offset by reversals of long-term compensation program accruals. The $18.1 million in the year-ago period also reflected costs associated with the Change for Growth program and included $13.1 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives and $5.6 million for charges primarily reflecting decisions within the Company's fleet optimization program to close certain under-performing stores.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Unallocated Impairment of Goodwill reflects the write down of the carrying values of the Lane Bryant and Catherines reporting units to their fair values. There was no impairment of goodwill recorded in the year-ago period.

Unallocated Impairment of Other Intangible assets reflects the write down of the Company's trade name intangible assets to their fair values as follows: $23.0 million of our Lane Bryant trade name and $2.0 million of our Catherines trade name. There were no impairments of any other intangible assets in the year-ago period.

Interest Expense decreased by $1.2 million, or 4.2%, to $27.2 million for the three months ended May 4, 2019 caused by a lower average outstanding term loan balance as a result of repayments in the last 12 months, mostly offset by a higher interest rate on our variable rate term loan during the three months ended May 4, 2019.

Benefit for Income Taxes from Continuing Operations represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the three months ended May 4, 2019, we recorded a tax benefit of $31.9 million on a pre-tax loss of $276.1 million, for an effective tax rate of 11.6%, which was lower than the statutory tax rate primarily due to non-deductible impairments of goodwill, a partial federal valuation allowance (as discussed in Note 12 to the condensed consolidated financial statements), and GILTI (as discussed in Note 12 to the condensed consolidated financial statements). In the year-ago period, we recorded a tax benefit of $17.9 million on a pre-tax loss of $77.0 million for an effective tax rate of 23.2%, which primarily reflects the federal and state statutory rate as well as the impact of permanent and discrete items, including the impact of the 2017 Act.

Loss from Continuing Operations increased by $185.1 million to $244.2 million for the three months ended May 4, 2019. The increase was primarily due to the impairment of goodwill and other intangible assets, as well as lower operating results, both discussed above.

Loss from Continuing Operations per Diluted Common Share was $1.24 per share for the three months ended May 4, 2019, compared to $0.30 per share in the year-ago period, primarily a result of an increase in the loss from continuing operations, as discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Nine Months Ended May 4, 2019 compared to Nine Months Ended April 28, 2018

The following table summarizes operating results for certain financial statement line items:

	Nine Months Ended
	May 4, 2019	April 28, 2018	$ Change	% Change
	(millions, except per share data)
Net sales	$4,039.2	$4,046.9	$(7.7)	(0.2)%

Cost of goods sold	(1,767.1)	(1,696.9)	(70.2)	(4.1)%
Cost of goods sold as % of net sales	43.7%	41.9%
Gross margin	2,272.1	2,350.0	(77.9)	(3.3)%
Gross margin as % of net sales	56.3%	58.1%
Other operating expenses:
Buying, distribution and occupancy expenses	(845.1)	(858.1)	13.0	1.5%
BD&O expenses as % of net sales	20.9%	21.2%
Selling, general and administrative expenses	(1,363.2)	(1,307.6)	(55.6)	(4.3)%
SG&A expenses as % of net sales	33.7%	32.3%
Acquisition and integration expenses	—	(5.4)	5.4	NM
Restructuring and other related charges	(29.1)	(58.9)	29.8	50.6%
Impairment of goodwill	(115.1)	—	(115.1)	NM
Impairment of other intangible assets	(25.0)	—	(25.0)	NM
Depreciation and amortization expense	(221.5)	(240.1)	18.6	7.7%
Total other operating expenses	(2,599.0)	(2,470.1)	(128.9)	(5.2)%
Operating loss	(326.9)	(120.1)	(206.8)	NM
Operating loss as % of net sales	(8.1)%	(3.0)%
Interest expense	(80.1)	(82.2)	2.1	2.6%
Interest income and other income, net	1.9	1.3	0.6	46.2%
Loss from continuing operations before benefit for income taxes	(405.1)	(201.0)	(204.1)	NM
Benefit for income taxes from continuing operations	43.7	42.8	0.9	2.1%
Effective tax rate (a)	10.8%	21.3%
Loss from continuing operations	(361.4)	(158.2)	(203.2)	NM
Income from discontinued operations, net of taxes (b)	57.9	85.3	(27.4)	(32.1)%
Net loss	$(303.5)	$(72.9)	$(230.6)	NM

Net (loss) income per common share - basic:
Continuing operations	$(1.83)	$(0.81)	$(1.02)	NM
Discontinued operations	0.29	0.44	(0.15)	(34.1)%
Total net loss per basic common share	$(1.54)	$(0.37)	$(1.17)

Net (loss) income per common share - diluted:
Continuing operations	$(1.83)	$(0.81)	$(1.02)	NM
Discontinued operations	0.29	0.44	(0.15)	(34.1)%
Total net loss per diluted common share	$(1.54)	$(0.37)	$(1.17)
_______

(a)	Effective tax rate is calculated by dividing the Benefit for income taxes from continuing operations by the Loss from continuing operations before benefit for income taxes.

(b)	Income from discontinued operations is presented net of income tax expense of $39.6 million and $16.5 million for the nine months ended May 4, 2019 and April 28, 2018, respectively.
(NM) Not meaningful.

Net Sales. Total net sales decreased by $7.7 million, or 0.2%, to $4,039.2 million for the nine months ended May 4, 2019. The Net sales decrease was primarily attributable to the extra week recorded at our Premium Fashion segment in the second quarter

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

of Fiscal 2018, which contributed an incremental $24.6 million, a non-comparable sales decrease of $84.7 million, reflecting a lower store count resulting from the Company's fleet optimization program, and the impact of a one week calendar shift resulting from the 53rd week recorded at the end of Fiscal 2018. These items were mostly offset by a 2% comparable sales increase and an increase in other revenues of $7.9 million, or 6% to $144.0 million, primarily reflecting higher wholesale and shipping revenues. The changes in Net sales on a segment-by-segment basis are discussed in more detail below. Net sales data for our four operating segments is presented below:

	Nine Months Ended
	May 4, 2019	April 28, 2018	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$1,784.4	$1,697.4	$87.0	5.1%
Plus Fashion	902.7	957.5	(54.8)	(5.7)%
Kids Fashion	820.1	822.5	(2.4)	(0.3)%
Value Fashion	532.0	569.5	(37.5)	(6.6)%
Total net sales	$4,039.2	$4,046.9	$(7.7)	(0.2)%

Comparable sales (a)(b)(c)				2%
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
(b) Incremental revenues of approximately $25 million due to the inclusion of the extra week at the Premium Fashion segment for the first nine months of Fiscal 2018 are excluded from the calculation of comparable sales.

(c)
During the first quarter of Fiscal 2019 and the first nine months of Fiscal 2018, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation, discussed more fully in Note 16 to the condensed consolidated financial statements, continued to be redeemed through October 2018. Comparable sales related to these transactions includes the transaction value in excess of the voucher value.

Premium Fashion net sales performance primarily reflected:

•	an 8% comparable sales increase of $86.7 million at LOFT and a 7% comparable sales increase of $37.3 million at Ann Taylor during the nine months ended May 4, 2019;

•	a $24.6 million decline due to the inclusion of the additional week in the year-ago period;

•	an $11.9 million decline in non-comparable sales, primarily reflecting the impact of 12 net Ann Taylor store closures in the last twelve months; and

•	a $0.5 million decrease in other revenues.

Plus Fashion net sales performance primarily reflected:

•	a 4% comparable sales decline of $28.3 million at Lane Bryant and a 5% comparable sales decline of $9.0 million at Catherines during the nine months ended May 4, 2019;

•	a $12.9 million decline in non-comparable sales, primarily comprised of:

–	an $11.0 million decline from 21 net Lane Bryant store closures in the last twelve months, and

–	a $1.9 million decline from 19 Catherines store closures in the last twelve months; and

•
a $4.6 million decline in other revenues primarily reflecting unfavorable timing related to the adoption of the new revenue recognition accounting standard and lower revenue from the segment's private label credit card program.

Kids Fashion net sales performance primarily reflected:

•	a 3% comparable sales increase of $23.8 million at Justice during the nine months ended May 4, 2019;

•
a $39.6 million decline in non-comparable sales primarily due to Fiscal 2019 including one less week of peak sales during the back-to-school shopping period compared to Fiscal 2018, which resulted from the 53rd week recorded at the end of Fiscal 2018, as well as 24 Justice store closures in the last twelve months; and

•	a $13.4 million increase in other revenues primarily due to higher wholesale revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Value Fashion net sales performance primarily reflected:

•	a 3% comparable sales decline of $16.8 million at dressbarn during the nine months ended May 4, 2019;

•	a $20.3 million decline in non-comparable sales primarily due to 78 dressbarn store closures in the last twelve months; and

•	a $0.4 million decrease in other revenues.

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

Gross margin rate decreased by 180 basis points from the year-ago period to 56.3% for the nine months ended May 4, 2019, resulting from lower margins at our Kids Fashion, Plus Fashion, and Premium Fashion segments, which were partially offset by increased margins at our Value Fashion segment. We expect gross margin pressure to continue into the fourth quarter of Fiscal 2019 which could have a negative impact on results of operations and liquidity. Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance declined by approximately 90 basis points, primarily reflecting increased promotional selling to sell through the remaining Fall inventory and from the soft start of the Spring season along with higher shipping costs related to increased direct channel penetration.

•	Plus Fashion gross margin rate performance declined by approximately 240 basis points, caused by:

–
a 290 basis point decline at Lane Bryant, primarily reflecting higher levels of promotional selling and markdown requirements to clear under-performing inventory receipts, and higher shipping costs related to increased direct channel penetration, and

–	a 70 basis point decline at Catherines, primarily reflecting higher shipping costs related to increased direct channel penetration.

•
Kids Fashion gross margin rate performance declined approximately 540 basis points as a result of the shift of a high margin, peak back-to-school selling week from the first quarter of Fiscal 2019 to the fourth quarter of Fiscal 2019 as a result of the 53rd week recorded at the end of Fiscal 2018, significant promotional selling and markdown requirements to address elevated inventory levels and clear under-performing assortment categories, and higher shipping costs related to increased direct channel penetration.

•
Value Fashion gross margin rate performance increased approximately 150 basis points, primarily reflecting lower levels of promotional selling and markdowns versus the year-ago period. Markdowns in the year-ago period reflected significant charges for certain slow-turning product categories.

Buying, Distribution and Occupancy ("BD&O") Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $13.0 million, or 1.5%, to $845.1 million for the nine months ended May 4, 2019. The reduction in expenses was driven by lower occupancy expenses resulting primarily from our fleet optimization program, partially offset by higher variable distribution costs related to the increased penetration of our direct business. BD&O expenses as a percentage of net sales decreased by 30 basis points to 20.9% for the nine months ended May 4, 2019.

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

SG&A expenses increased by $55.6 million, or 4.3%, to $1,363.2 million for the nine months ended May 4, 2019. The increase in SG&A expenses was primarily due to inflationary increases, higher employee-related costs, higher marketing expenses, and higher write-offs of store-related fixed assets at the Plus Fashion and Value Fashion segments. These increases were offset in part by lower store expenses resulting from our fleet optimization program, approximately $45 million in cost reduction initiatives,

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

mainly reflecting headcount and non-merchandise procurement savings, and the impact of the extra week recorded during the second quarter of Fiscal 2018 at our Premium Fashion segment. SG&A expenses as a percentage of net sales increased by 140 basis points to 33.7% for the nine months ended May 4, 2019.

Depreciation and Amortization Expense decreased by $18.6 million, or 7.7%, to $221.5 million for the nine months ended May 4, 2019. The decrease was across all of our segments and was driven by a lower level of store-related fixed-assets, offset in part by incremental depreciation from capital investments.

Operating Loss. Operating loss was $326.9 million for the nine months ended May 4, 2019 compared to $120.1 million in the year-ago period and is discussed on a segment basis below.

Operating results for our four operating segments are presented below:

	Nine Months Ended
	May 4, 2019	April 28, 2018	$ Change	% Change
	(millions)
Operating loss:
Premium Fashion	$44.8	$50.0	$(5.2)	(10.4)%
Plus Fashion	(72.8)	(5.1)	(67.7)	NM
Kids Fashion	(25.9)	20.4	(46.3)	NM
Value Fashion	(103.8)	(121.1)	17.3	14.3%
Unallocated acquisition and integration expenses	—	(5.4)	5.4	NM
Unallocated restructuring and other related charges	(29.1)	(58.9)	29.8	50.6%
Unallocated impairment of goodwill	(115.1)	—	(115.1)	NM
Unallocated impairment of other intangible assets	(25.0)	—	(25.0)	NM
Total operating loss	$(326.9)	$(120.1)	$(206.8)	NM
 _______
(NM) Not meaningful.

Premium Fashion operating income decreased by $5.2 million primarily due to a decline in gross margin rate and higher variable distribution costs, employee-related costs, and marketing expenses, partially offset by an increase in comparable sales and lower store expenses associated with our fleet optimization program.
Plus Fashion operating results decreased by $67.7 million primarily due to a decline in comparable sales and gross margin rate, as well as an increase in marketing expenses, employee-related costs, and a charge of approximately $16.3 million to write down store-related fixed assets, offset in part by lower occupancy expenses associated with our fleet optimization program.

Kids Fashion operating results decreased by $46.3 million primarily due to a significantly lower gross margin rate, the decline in non-comparable sales associated with the shift of a peak back-to-school selling week, and higher employee-related costs, partially offset by an increase in comparable sales and lower occupancy and store expenses associated with our fleet optimization program.

Value Fashion operating results improved by $17.3 million primarily due to an increase in gross margin rate and a decrease in operating expenses, offset in part by a decline in comparable sales. Operating expense reductions were primarily driven by lower occupancy expenses associated with our fleet optimization program.
Unallocated Acquisition and Integration Expenses of $5.4 million for the nine months ended April 28, 2018 primarily reflected costs associated with the post-acquisition integration of ANN's distribution operations. There were no such expenses during the nine months ended May 4, 2019.

Unallocated Restructuring and Other Related Charges of $29.1 million for the nine months ended May 4, 2019 reflects costs associated with the Change for Growth program and included $28.7 million of professional fees incurred in connection with the identification and implementation of the transformation initiatives and $0.4 million related to severance and other related charges primarily reflecting additional severance accruals mainly associated with changes in senior management that occurred during the third quarter of Fiscal 2019, which were recorded net of reversals associated with long-term compensation programs. The $58.9

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

million in the year-ago period also reflected costs associated with the Change for Growth program and included $43.2 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives and $6.4 million of severance and other related charges, as well as an asset impairment of $9.3 million reflecting decisions within the Company's fleet optimization program to close certain under-performing stores as well as the write down of a building.

Unallocated Impairment of Goodwill reflects the write down of the carrying values of the Lane Bryant and Catherines reporting units to their fair values. There was no impairment of goodwill recorded in the year-ago period.

Unallocated Impairment of Other Intangible assets reflects the write down of the Company's trade name intangible assets to their fair values as follows: $23.0 million of our Lane Bryant trade name and $2.0 million of our Catherines trade name. There were no impairments of any other intangible assets in the year-ago period.

Interest Expense decreased by $2.1 million, or 2.6%, to $80.1 million for the nine months ended May 4, 2019 caused by a lower average outstanding term loan balance as a result of repayments in the last 12 months, mostly offset by a higher interest rate on our variable rate term loan during the nine months ended May 4, 2019.

Benefit for Income Taxes from Continuing Operations represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the nine months ended May 4, 2019, we recorded a tax benefit of $43.7 million on a pre-tax loss of $405.1 million, for an effective tax rate of 10.8%, which was lower than the statutory tax rate primarily due to non-deductible impairments of goodwill, a partial federal valuation allowance (as discussed in Note 12 to the condensed consolidated financial statements), and GILTI (as discussed in Note 12 to the condensed consolidated financial statements). In the year-ago period, we recorded a tax benefit of $42.8 million on a pre-tax loss of $201.0 million for an effective tax rate of 21.3%, which reflects the provisional impact of recording the tax effects associated with the 2017 Act, partially offset by the recorded valuation allowance on certain state deferred tax assets.

Loss from Continuing Operations increased by $203.2 million to $361.4 million for the nine months ended May 4, 2019. The increase was primarily due to the impairment of goodwill and other intangible assets, as well as lower operating results, both discussed above.

Loss from Continuing Operations per Diluted Common Share was $1.83 per share for the nine months ended May 4, 2019, compared to $0.81 per share in the year-ago period, primarily a result of an increase in the loss from continuing operations, as discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows from continuing operations and is presented as follows:

	Nine Months Ended
	May 4, 2019	April 28, 2018
	(millions)
Cash (used in) provided by operating activities	(28.7)	142.2
Cash flows used in investing activities	(102.8)	(81.0)
Cash flows used in financing activities	—	(23.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(131.5)	$37.4

Net cash (used in) provided by operating activities. Net cash used in operations was $28.7 million for the nine months ended May 4, 2019, compared to $142.2 million provided by operations in the year-ago period. Cash flow from operations was lower in the first nine months of Fiscal 2019 primarily due to higher net loss before non-cash expenses, higher inventory purchases, and unfavorable timing of operating expense payments, offset in part by favorable timing of store rent expense payments. The higher inventory purchases primarily reflect a change in receipt timing compared to the prior year and incremental receipts to support strategic initiatives.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended May 4, 2019 was $102.8 million, consisting primarily of capital expenditures. Net cash used in investing activities in the year-ago period was $81.0 million, consisting of capital expenditures of $132.3 million, offset in part by $51.3 million of proceeds from the sale of assets, which reflects the redemption of the cash surrender value on certain company-owned life insurance policies during the second quarter of Fiscal 2018.

Net cash used in financing activities. Net cash provided by financing activities was $0.0 million for the nine months ended May 4, 2019. Net cash provided by financing activities in the year-ago period was $23.8 million, primarily consisting of $22.5 million of principal repayments of our term loan debt.

Capital Spending

Capital expenditures during the nine months ended May 4, 2019 were $103.8 million which included spending for non-routine capital investments primarily including initiatives identified with the Change for Growth program as well as routine spending in connection with our digital initiatives, infrastructure, and our retail store network. For a detailed discussion of our significant non-routine capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2018 10-K.

In response to the decline in our operating cash flows, we have reduced our planned spending for Fiscal 2019 and now expect that total capital spending for Fiscal 2019 will be in the range of $150-$160 million for the full fiscal year. Our routine and non-routine capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, remaining availability under our Amended Revolving Credit Agreement after taking into account outstanding borrowings, letters of credit and the collateral limitation, proceeds from the sale of assets, such as the disposition of maurices, and available cash and cash equivalents. These sources of liquidity are used to fund our ongoing cash requirements, including inventory purchases and other working capital requirements, retail store expansion, construction and renovation of stores, investment in technological and supply chain infrastructure, acquisitions, debt service, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. In addition, the announced wind down of our dressbarn operations (which is discussed in Note 19 to the condensed consolidated financial statements) is expected to result in the payment of severance related benefits, as well as other closing costs, primarily related to

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

our retail store leases. Such payments could be significant and have a material effect on our cash flows from operations. Lastly, the additional cost savings target announced during the third quarter of Fiscal 2019 may have a material impact on our cash flows from operations as actions are identified and executed. These impacts could include, but are not limited to, payouts of employee-related liabilities. Management believes that our existing sources of liquidity will be sufficient to support our operating needs, capital requirements and any debt service requirements for the foreseeable future.

As of May 4, 2019, approximately $31 million, or 31%, of our available cash and cash equivalents, excluding cash balances at maurices, was held overseas by our foreign subsidiaries, which represents a significant reduction in our offshore cash and cash equivalents balance from the year ago period resulting from repatriation activity that was enabled by the 2017 Tax Cuts and Jobs Act. The remaining offshore cash balances are primarily required to meet the working capital needs of the Company's offshore businesses. We continue to evaluate various alternatives for our remaining foreign held cash balances and will repatriate any excess cash balances as necessary.

As of May 4, 2019, we had $474.0 million of availability under the Amended Revolving Credit Agreement.

Debt

For a detailed description of the terms and restrictions under our amended and restated revolving credit agreement dated February 27, 2018 (the "Amended Revolving Credit Agreement") and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 12 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. We were in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of May 4, 2019. We believe the Amended Revolving Credit Agreement will provide sufficient liquidity to continue to support our operating needs and capital requirements for the foreseeable future.

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

Additionally, we expect to incur cash interest expense of approximately $24 million on the Term Loan during the remainder of Fiscal 2019 based on the outstanding balance and interest rates in effect as of May 4, 2019. Such interest and principal payments are expected to be funded with our cash flows from operations.

Common Stock Repurchase Program

There were no purchases of common stock by us during the nine months ended May 4, 2019 under the repurchase program. For a complete description of our 2016 Stock Repurchase Program, see Note 16 to the audited consolidated financial statements included in the Fiscal 2018 10-K.

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
Goodwill and Other Indefinite-lived Intangible Asset Impairment Assessment
Fiscal 2019 Interim Impairment Assessment

The third quarter of Fiscal 2019 marked the continuation of the challenging market environment in which the company competes. Continued declines in customer traffic across the Company's brands negatively impacted our February and March performance causing lower comparative sales than expected, along with the expectation that such trends may continue into the fourth quarter. The Company concluded that these factors, as well as the significant decline in the Company's stock price, represented impairment indicators which required the Company to test its goodwill and indefinite lived intangible assets for impairment during the third quarter of Fiscal 2019 (the "Interim Test").

As a result of a lower forecasted revenue assumptions over the projection period, partially offset by the impact of estimated cost reductions resulting from the Change for Growth Program (refer to the Overview section of this MD&A for a detailed discussion), the Company recognized an impairment loss of $25.0 million to write down the carrying values of its trade name intangible assets as follows: $23.0 million of our Lane Bryant trade name and $2.0 million of our Catherines trade name. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). In addition, the Company recognized a goodwill impairment charge of $115.1 million as follows: a goodwill impairment charge of $65.8 million at the Lane Bryant reporting unit and $49.3 million at the Catherines reporting unit to write down the carrying values of the reporting units (based on the revised carrying value after deducting the trade name impairments discussed above) to their fair values. The results of the Interim Test were also used to support our annual impairment test, which was as of the last day in the second month of the third fiscal quarter.

Significant assumptions underlying the discounted cash flows included: a weighted average cost of capital ("WACC") of 14.5% for Lane Bryant and 13.5% for Catherines which was determined from relevant market comparisons and adjusted for specific risks; operating income margin of low single-digits and a terminal growth rate of 2%. Changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in WACC rate would increase/decrease the fair value by approximately $3 million at Lane Bryant and have no effect at Catherines. A hypothetical 1% change in the operating income percentages in all periods would increase/decrease the fair value by approximately $50 million at Lane Bryant and approximately $15 million at Catherines. Finally, a hypothetical 1% change in the terminal growth rate would increase/decrease the fair value by approximately $1 million at Lane Bryant and have no effect at Catherines. Any changes in fair value resulting from changes in the assumptions discussed above would increase/decrease the impairment charges of the respective trade name. However, since the goodwill balances have

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

been written down to zero, changes in the underlying assumptions discussed above would have had no impact on the Catherines goodwill impairment and may have resulted in a decrease in the goodwill impairment charge at Lane Bryant.

Additionally, if we continue to experience sustained periods of unexpected declines or shifts in consumer spending, it could adversely impact the long-term assumptions used in our Interim Test. Such trends may also have a negative impact on some of the other key assumptions used in the Interim Test, including anticipated gross margin and operating income margin as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. Such changes, if material, may require us to incur additional impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods, including our other reporting units that exceeded or substantially exceeded their respective carrying values. In that regard, our Justice brand, whose fair value significantly exceeded its carrying value, experienced a decline in fair value from the valuation performed last year, primarily as a result of the business trends discussed earlier.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 to the accompanying condensed consolidated financial statements for a description of certain recently adopted or issued accounting standards which may impact our financial statements in future reporting periods.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of May 4, 2019. There has been no change in the Company’s internal control over financial reporting during the quarter ended May 4, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 16 to the accompanying condensed consolidated financial statements for a description of the Company's legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, please review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2018 10-K. Other than as discussed below, there have been no material changes during the quarter ended May 4, 2019 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2018 10-K.

Risks associated with our ongoing portfolio review and business transformation could adversely affect our financial results.

The Company’s previously announced comprehensive portfolio review has resulted in the Company’s recent sale of the maurices brand, and the announcement of the wind down of the dressbarn brand. As a result of these, and similar, efforts, we may incur unexpected costs, reductions in available liquidity, diversion of management’s and our Board’s attention and resources from our core business, and disruptions in operations, supplier relationships and employee relations, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended May 4, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (February 3, 2019 – March 2, 2019)	—	$—	—	$ 181 million
Month # 2 (March 3, 2019 – April 6, 2019)	—	$—	—	$ 181 million
Month # 3 (April 7, 2019 – May 4, 2019)	—	$—	—	$ 181 million
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
2.1
Stock Purchase Agreement, dated March 24, 2019, by and among Ascena Retail Group, Inc., Maurices Incorporated and Viking Brand Upper Holdings, L.P., is incorporated by reference to Exhibit 2.1 to the Form 8-K filed on March 27, 2019.

10.1	Employment Letter dated April 5, 2019 with Brian Lynch is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 8, 2019. *

10.2	Termination and Separation Agreement and General Release dated May 1, 2019 with David Jaffe is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 1, 2019.*

10.3	Employment Letter effective May 1, 2019 with Gary Muto is incorporated by reference to Exhibit 10.1 incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 1, 2019. *

10.4	Employment Letter effective May 1, 2019 with Carrie Teffner is incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 1, 2019. *

10.5	Retention Agreement effective May 1, 2019 with Robb Giammatteo is incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May1, 2019. *

10.6	Retention Agreement effective May 1, 2019 with Dan Lamadrid. *

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gary Muto pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Robb Giammatteo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

* Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

** This certification accompanies each report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

† Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENA RETAIL GROUP, INC.

Date: June 11, 2019	BY: /s/ Gary Muto
Gary Muto
Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2019	BY: /s/ Robb Giammatteo
Robb Giammatteo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)