Form 10-K
period 2019-08-03
Ascena Retail Group, Inc.
filed 2019-10-10
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 3, 2019
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $400 million as of February 2, 2019, based on the last reported sales price on the Nasdaq Global Select Market on that date. As of October 8, 2019, 199,247,000 shares of voting common shares were outstanding.

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 2019 are incorporated by reference into Part III of this Form 10-K.

ASCENA RETAIL GROUP, INC.
FORM 10-K
FISCAL YEAR ENDED AUGUST 3, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section labeled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the risk factors that we have included elsewhere in this report. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. We generally identify these statements by words or phrases such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” “should,” “estimate,” “predict,” “project,” “potential,” “continue,” “remains optimistic,” or the negative of such terms or other similar expressions.

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

In this Annual Report on Form 10-K, references to “ascena,” “ourselves,” “we,” “us,” “our” or “Company” or other similar terms refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. Fiscal year 2019 ended on August 3, 2019 and reflected a 52-week period (“Fiscal 2019”); fiscal year 2018 ended on August 4, 2018 and reflected a 53-week period (“Fiscal 2018”) as the Company conformed its fiscal period ends to the calendar of the National Retail Federation; and fiscal year 2017 ended on July 29, 2017 and reflected a 52-week period (“Fiscal 2017”). All references to “Fiscal 2020” refer to our 52-week period that will end on August 1, 2020.

PART I

Item 1. Business.

General

The Company is a national specialty retailer of apparel for women and tween girls. The Company's operations consist of its direct channel operations and approximately 3,400 stores in the United States, Canada and Puerto Rico as of August 3, 2019. The Company had annual revenues for Fiscal 2019 of approximately $5.5 billion.

Enterprise Transformation

Operational-related transformation

Retailers, especially those in the specialty apparel sector, continue to face intense competition, particularly as consumer spending habits continue to indicate an increasing preference to purchase digitally as opposed to in traditional brick-and-mortar retail stores. This preference has resulted in increased direct channel sales, but has continued to put pressure on our retail store sales. As a result of these fundamental changes, we are continuing our previously announced strategic review of our brands and operations with the goal to enhance shareholder value. We believe that structural and strategic changes are necessary to successfully compete in the changing retail landscape.

To that end, over the past few years, the Company has undergone an extensive transformation of its business. This transformation began during Fiscal 2017, when the Company announced that it was beginning a multi-year transformation plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). Actions completed under this long-term transformation focused on (i) refinements to the Company's operating model to increase the focus on key customer segments, (ii) developing initiatives designed to optimize the flow of product through the Company's distribution channels, including its direct channel and its brick-and-mortar retail locations, including areas related to markdown optimization, size pack optimization and localized inventory planning, (iii) consolidating certain support functions into shared services, including Human Resources, Real Estate, Non-Merchandise Procurement, and Asset Protection, (iv) transitioning certain transaction processing functions to an independent third-party managed-service provider, and (v) optimizing its store fleet with the goal of reducing the number of under-performing stores through either rent reductions or store closures, in an effort to increase the overall profitability of the remaining store portfolio and convert sales from these stores into direct channel sales or to nearby store locations. The Company realized cumulative savings of approximately $290 million from the Change for Growth program through the end of Fiscal 2019, substantially all of which are reflected in the results of our continuing operations, and which have served to offset ongoing inflationary pressure and required reinvestment to support key incremental business initiatives.

The Company will continue to focus on identifying additional cost reduction opportunities to right-size the cost structure. In the third quarter of Fiscal 2019, we announced an incremental cost reduction target and on June 4, 2019, we actioned our initial round of savings towards achieving that target with the goal of realizing the majority of the anticipated savings in Fiscal 2020. We will continue to formulate plans and take actions to achieve the remainder of that target and look for additional opportunities. These opportunities represent a critical component of our enterprise transformation.

Structural-related transformation

On May 6, 2019, the Company and Maurices Incorporated, a Delaware corporation (“maurices”) and wholly owned subsidiary of ascena, completed the transaction contemplated by the previously-announced Stock Purchase Agreement with Viking Brand Upper Holdings, L.P., a Cayman Islands exempted limited partnership (“Viking”) and an affiliate of OpCapita LLP, providing for, among other things, the sale by ascena of maurices to Viking (the “Transaction”). Effective upon the closing of the Transaction, ascena received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices, consisting of interests in Viking preferred and common stock.

On May 20, 2019, the Company announced the wind down of its Dressbarn brand. The wind down is currently expected to be completed in the first half of Fiscal 2020. During Fiscal 2019, the Company recorded severance, professional fees, and non-cash asset impairments and currently expects to incur additional wind down costs during the first half of Fiscal 2020, primarily related to severance, inventory liquidation and closure of Dressbarn retail stores. As a result of these actions, once the wind down of Dressbarn is complete, the Company will have exited its Value Fashion segment.

On May 1, 2019 the Company announced changes to its senior leadership team. These changes included the retirement of the Company's Chief Executive Officer, the departure of the Company's Chief Operating Officer, as well as the appointment of a new Chief Executive Officer and Interim Executive Chair of the Board. On August 4, 2019 the Senior Vice President, Finance and Chief Accounting Officer, was promoted to Executive Vice President and Chief Financial Officer upon the resignation of the former Executive Vice President and Chief Financial Officer. We believe that these changes will continue to support our structure-related transformation activities as the new management team seeks additional ways to optimize our brand portfolio and distribution framework which will allow us to better compete in the changing retail landscape.

Brands and Products

The Company brands, described in more detail below, are organized into four reportable segments as follows: Premium Fashion, Plus Fashion, Kids Fashion and Value Fashion.

Premium Fashion

The Premium Fashion segment consists of the Ann Taylor and LOFT brands.

Ann Taylor includes 293 specialty retail and outlet stores and direct channel operations. Ann Taylor has been at the forefront of American fashion, leading the way with the idea that style shouldn’t be work, and getting dressed should be about getting ready for really big days and those just as important small moments. Ann Taylor features polished, modern feminine classics with an iconic style point of view for every aspect of her life. Its retail stores are predominantly located in mall locations, lifestyle centers and outlet centers.

LOFT includes 669 specialty retail and outlet stores, direct channel operations and certain licensed franchises in international territories. LOFT offers modern, feminine and versatile clothing for a wide range of women with one common goal: to help them look and feel confident, wherever the day takes them. From everyday essentials to attainable trends, LOFT consistently serves up head-to-toe outfits and perfect pieces that make getting dressed feel effortless. Its retail stores are predominantly located in mall locations, lifestyle centers and outlet centers.

Plus Fashion

The Plus Fashion segment consists of the Lane Bryant and Catherines brands.

Lane Bryant includes 721 specialty retail and outlet stores and direct channel operations. Lane Bryant is a widely recognized brand name in plus-size fashion with stores concentrated in suburban and small towns, offering fashionable and sophisticated apparel at a moderate price point to female customers in plus-sizes 14-28 through its namesake and Cacique intimates private labels, along with select national brands. Merchandise assortment offerings include intimate apparel, wear-to-work and casual apparel as well as accessories and select footwear. Lane Bryant retail stores are located in mall locations, strip shopping centers, lifestyle centers and outlet centers.

Catherines includes 320 specialty retail stores and direct channel operations, offering a full range of plus sizes (16-34) and (0x-5x) and extended sizes (28-34 and 4x-5x). Catherines offers classic and fashionable apparel and accessories for women at moderate prices that includes casual apparel, wear-to-work apparel, intimate apparel and wide-width footwear. Catherines retail stores are concentrated in suburban and small towns and are primarily located in strip shopping centers.

Kids Fashion

The Kids Fashion segment, which consists of the Justice brand, includes 826 specialty retail and outlet stores, direct channel operations and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 6 to 12 in an environment designed to match the energetic lifestyle of tween girls. Justice's merchandise mix represents the broad assortment that a girl wants in her store - a mix of apparel, accessories, footwear, intimates and lifestyle products, such as cosmetics and bedroom accessories, to meet all of her needs. Justice retail stores are located in mall locations, strip shopping centers, lifestyle centers and outlet centers.

Value Fashion

The Value Fashion segment consists of our Dressbarn brand. As discussed in Note 2 to the accompanying consolidated financial statements included herein, the Company completed the sale of its maurices brand on May 6, 2019, which previously was included in the Value Fashion segment and announced plans to wind down its Dressbarn brand in the first half of Fiscal 2020. Dressbarn operates 616 specialty retail and outlet stores and direct channel operations, offering moderate-to-better quality career, special occasion and casual fashion for working women in a comfortable, easy-to-shop environment. Dressbarn retail stores are located primarily in strip shopping centers in major trading and high-density markets and in surrounding suburban areas.

The tables below present net sales and operating loss by operating segment for the last three fiscal years:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net sales:	(millions)
Premium Fashion	$2,415.1	$2,317.8	$2,322.6
Plus Fashion	1,240.5	1,340.0	1,353.9
Kids Fashion	1,079.1	1,100.0	1,023.1
Value Fashion	758.7	808.6	917.7
Total net sales	$5,493.4	$5,566.4	$5,617.3

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Operating loss:	(millions)
Premium Fashion	$72.7	$102.3	$129.6
Plus Fashion	(71.4)	0.6	(12.7)
Kids Fashion	(42.4)	18.7	(60.5)
Value Fashion	(101.7)	(128.5)	(56.0)
Unallocated restructuring and other related charges	(127.7)	(76.6)	(78.1)
Unallocated impairment of goodwill	(276.0)	—	(489.1)
Unallocated impairment of other intangible assets	(134.9)	—	(728.1)
Unallocated acquisition and integration expenses	—	(5.4)	(39.4)
Total operating loss	$(681.4)	$(88.9)	$(1,334.3)

Omni-channel

The Company continues to invest in initiatives that support its omni-channel strategies. In recent years, the Company has completed the consolidation of all brands into its shared distribution network and the transition of all brands onto its direct channel platform. The platform allows the brands to (i) provide customers a seamless omni-channel shopping experience in-store and online, (ii) integrate their marketing efforts to increase in-store and online traffic, (iii) improve product availability and fulfillment efficiency and (iv) enhance the capability to analyze transaction data to support strategic decisions. These efforts have increased the Company's e-commerce penetration from 19% in Fiscal 2016 to 31% in Fiscal 2019. Additionally, the Company has made significant investments in its supply chain capability, and maintains highly efficient distribution and fulfillment centers in Etna, Ohio, Greencastle, Indiana, and Riverside, California.

The Company's brands sell products online through social media and their direct channel sites:

•	Ann Taylor – www.anntaylor.com and factory.anntaylor.com

•	LOFT – www.LOFT.com, outlet.loft.com and www.louandgrey.com

•	Lane Bryant – www.lanebryant.com

•	Catherines – www.catherines.com

•	Justice – www.shopjustice.com

•	Dressbarn – www.dressbarn.com

Store Locations

The Company's stores are typically open seven days a week and most evenings. As of August 3, 2019, the Company operated approximately 3,400 stores in the United States, Canada and Puerto Rico. Ann Taylor and LOFT have stores in 41 and 46 states, respectively, as well as the District of Columbia, Canada and Puerto Rico. In addition, LOFT has five international franchise stores. Lane Bryant and Catherines have stores located in 47 and 44 states, respectively. Justice has stores in 47 states and Canada as well as 80 international franchise stores. Dressbarn has stores in 46 states.

As of August 3, 2019, the Company's stores had a total of 19.1 million square feet consisting of Ann Taylor with 1.6 million square feet, LOFT with 3.8 million square feet, Lane Bryant with 4.0 million square feet, Catherines with 1.3 million square feet, Justice with 3.5 million square feet, and Dressbarn with 4.9 million square feet. All of the Company's store locations are leased. Some of the leases contain renewal options and termination clauses, particularly in the early years of a lease, which are exercisable if specified sales volumes are not achieved.

Store Count by Brand

	Fiscal 2019
	Ann Taylor	LOFT	Lane Bryant	Catherines	Justice	Dressbarn	maurices	Total
Beginning of Period	304	672	749	348	847	730	972	4,622
Stores reduced from sale of maurices	—	—	—	—	—	—	(972)	(972)
Opened	1	6	—	—	—	—	—	7
Closed	(12)	(9)	(28)	(28)	(21)	(114)	—	(212)
End of Period	293	669	721	320	826	616	—	3,445

	Fiscal 2018
	Ann Taylor	LOFT	Lane Bryant	Catherines	Justice	Dressbarn	maurices	Total
Beginning of Period	322	678	764	359	900	779	1,005	4,807
Opened	1	8	2	1	2	—	14	28
Closed	(19)	(14)	(17)	(12)	(55)	(49)	(47)	(213)
End of Period	304	672	749	348	847	730	972	4,622

In connection with the Company's efforts to right-size the cost structure, the Company conducted a strategic review of its store fleet with the goal of improving overall profitability and cash flows of its store portfolio. The Company launched its fleet optimization program in January of 2017, with an annualized savings target of $50 million through rent concessions and closure of stores. In Fiscal 2018, the Company expanded its total annualized savings target to $60 million. As of the end of Fiscal 2019, the program has generated total annualized savings to our continuing operations in excess of the $60 million target. The Company will continue to seek opportunities to optimize its store portfolio and achieve rent reductions whenever possible.

Trademarks

The Company has U.S. Trademark Registration Certificates and trademark applications pending for the operating names of the Company's stores and its major private label merchandise brands. The Company believes its trademarks such as ANN TAYLOR®, LOFT®, ANN TAYLOR LOFT®, LOU & GREY®, JUSTICE®, LANE BRYANT®, CACIQUE®, CATHERINES®, and "&®" are essential to the continued success of its business. The Company intends to maintain its trademarks and related registrations and vigorously protect them against infringement.

International Operations

As of August 3, 2019, the Company operated stores across three brands in Canada (Justice (41), LOFT (9), and Ann Taylor (4)). Additionally, as of August 3, 2019, Justice and LOFT had 80 and 5 international franchise stores, respectively, operated under franchise agreements where we earn licensing revenue. International revenue from company-operated stores and franchised stores accounts for approximately 2% of consolidated annual net sales.

Sourcing

The Company's brands source their products through one of three channels - ascena's internal sourcing group, third-party buying agents, or directly from market vendors. Factors affecting the selection of sourcing channels include cost, speed to market, merchandise selection, vendor capacity and fashion trends.

Operating through offices located in South Korea, China, India and Bangladesh, the Company maintains direct relationships with manufacturing partners, enabling desired product quality control and speed to market, along with favorable pricing as compared to market vendors.

Merchandise Vendors

The Company purchases its merchandise from many domestic and foreign suppliers. It has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier as no third-party supplier accounts for more than 10% of our merchandise purchases. The Company believes that it has good working relationships with its suppliers.

Merchandising and Design

The Company continues to focus on building its merchandising and design functions to align with its market position. The merchandising and design teams determine inventory needs for the upcoming season in response to fast changing fashion trends and customer preferences. Over the last few years, the Company has made substantial investments to acquire and retain merchandising and design talent allowing it to differentiate its fashion offerings, which it believes is a critical enabler for long-term success.

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

Customer Relationship Management

The Company continues to focus on building our customer relationships and promoting customer loyalty through various programs including brand-specific loyalty and credit card programs. Customers shopping at our brands who are enrolled in our loyalty programs earn reward points that are redeemable toward future purchases. Our brands also offer credit card programs to eligible customers providing additional discounts and promotional offers. During Fiscal 2019, the Company launched new loyalty programs at its Premium Fashion and Plus Fashion segments. This follows the rollout of a new loyalty program at the Kids Fashion segment in Fiscal 2018. These programs provide opportunities to attract new customers, retain and enhance existing customer relationships, and deliver a more personalized shopping experience through a better understanding of our customers' preferences and shopping behaviors.
Community Service

ascena and its brands have a rich history of giving. Together, the Company has a shared commitment to our associates and the women and girls whom we serve. We support our associates through our ascenaCARES programs, which reflects our culture and the philanthropic efforts taking place within our organization. The Company is proud to sponsor programs that provide leadership development, training, and mentoring along with monetary grants awarded to female social entrepreneurs. Through cause-marketing campaigns, our brands are committed to the communities in which we live and work. Whether through collective partnerships or individual brand outreach, we are committed to supporting women and girls to live confidently in their own unique ways. More information about our charitable giving, including the non-profit partners we support, is available at www.ascenaretail.com.

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

Employees

As of August 3, 2019, the Company had approximately 53,000 employees, 40,000 of whom worked on a part-time basis. The Company typically adds temporary employees during peak selling periods, which vary throughout the year at each of its brands, and adjusts the hours they work to coincide with holiday shopping patterns. Additionally, none of the Company's employees are covered by any collective bargaining agreement, except for approximately 85 employees of Lane Bryant who are represented by unions. The Company believes that it has good working relations with its employees and unions.

Information About Our Executive Officers

The following table sets forth the name, age and position of our Executive Officers:

Name	Age	Positions
Carrie Teffner	52	Interim Executive Chair of the Board
Gary Muto	60	Chief Executive Officer
Dan Lamadrid	44	Executive Vice President and Chief Financial Officer
Wendy Hufford	58	Senior Vice President, General Counsel and Secretary

Ms. Carrie Teffner has been a member of the Company's Board of Directors since 2018 and became Interim Executive Chair of the Board in May, 2019. Prior to that, Ms. Teffner served as Executive Vice President Finance and Strategic Projects at Crocs, Inc. (“Crocs”) until April 2019, and served as Executive Vice President and Chief Financial Officer of Crocs from December 2015 to August 2018. Prior to joining Crocs, Ms. Teffner served as Executive Vice President and Chief Financial Officer at PetSmart, Inc. ("PetSmart") from 2013 to 2015 until it was sold to BC Partners, where she was responsible for finance and information technology. Prior to PetSmart, Ms. Teffner held a number of leadership roles at Weber Stephen Products LLC, The Timberland Company and Sara Lee Corporation.

Mr. Gary Muto became Chief Executive Officer in May 2019. Prior to that, Mr. Muto served as President and Chief Executive Officer-ascena Brands from August 2017 until May 2019, served as President and Chief Executive Officer of the Company’s Premium Fashion segment from October 2016 to August 2017, and served as President and Chief Executive Officer of ANN INC. ("ANN") from October 2015 to October 2016. Additionally, from 2008 to 2014 Mr. Muto served as President of ANN's LOFT brand, and then from 2014 to 2015, as President of ANN Brands. Mr. Muto has over 25 years of fashion and retail experience, having previously held a variety of executive leadership positions with Gap Inc.

Mr. Dan Lamadrid became Executive Vice President and Chief Financial Officer in August 2019. Mr. Lamadrid joined our organization in 2017 as Senior Vice President, Finance and Chief Accounting Officer. Mr. Lamadrid has responsibility for all Corporate Financial Planning activities as well as oversight of the Company's financial accounting and reporting operations. Prior to joining the Company, Mr. Lamadrid was a Senior Vice President at Vitamin Shoppe, Inc. where he served as Controller from 2011 to 2012 and as Chief Accounting Officer from 2012 until 2017. Prior to Vitamin Shoppe, Mr. Lamadrid held various financial leadership roles at Ralph Lauren, Hartz Mountain Corporation and Toys R Us. Mr. Lamadrid began his career in public accounting.

Ms. Wendy Hufford joined the Company in October 2018 and serves as Senior Vice President, General Counsel and Secretary. Ms. Hufford has responsibility for all legal, compliance, legal risk and government affairs matters affecting the Company.  Prior to joining ascena, Ms. Hufford was the Chief Operating Officer, Legal Department & Vice President, US Litigation, Risk Management & Human Resources at Boehringer Ingelheim USA from 2015 to 2018. Ms. Hufford was previously Vice President, Deputy General Counsel and Assistant Secretary at ITT Corporation from 2010 to 2014 and Executive Vice President and Chief Litigation Counsel at Cardinal Health from 2006 to 2009. She also held in-house roles at GE Consumer Finance and Credit Suisse First Boston. Early in her career, she was in private practice at Davis Polk & Wardwell in New York and she served as a law clerk for the Honorable Robert J. Ward on the U.S. District Court of the Southern District Court of New York.

Item 1A. Risk Factors.

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our operational results, our financial condition, our liquidity, the trading price of our securities, and the actual outcome of matters as to which forward-looking statements are made in this report. The risk factors generally have been separated into four groups: (1) Macroeconomic and Industry Risks; (2) Operational Risks; (3) Capital Risks; and (4) Legal and Regulatory Risks. Based upon information currently known to us, the Company believes that the following information identifies the most significant risk factors affecting our Company and our securities. However, the risks and uncertainties are not limited to those set forth in the risk factors described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. Our operational results, financial position and cash flows could be negatively impacted by a number of factors including, but not limited to, those described below. If we are not successful in managing these risks, they could have a negative impact on our business, operational results, financial position and cash flows.

Macroeconomic and Industry Risks

General economic conditions and other factors beyond the Company’s control impacting consumer spending may adversely affect our business.

Our performance is subject to macroeconomic conditions that are beyond the Company’s control that could impact consumer discretionary spending. Some of the factors negatively impacting consumer spending and consumer sentiment include volatility in national and international financial markets, recession, inflation, deflation, consumer confidence, fiscal and monetary policies of government, unemployment and wage levels, increased taxation, credit availability, high consumer debt, higher fuel, energy and other prices, tax policies and changes in tax laws, increasing interest rates, severe or unseasonable weather conditions, natural disasters, public health concerns, civil disturbances, the threat of or actual terrorist attacks, military conflicts, the domestic or international political environment, and general uncertainty regarding the overall future economic environment as well as the prospects of these factors and events. Such macroeconomic and other factors could have a negative effect on consumer spending in the U.S., which in turn could have a material effect on our business, operational results, financial position and cash flows.

Existing and increased competition and fundamental shifts in the women’s and girls’ retail apparel industry may reduce our net revenues, operational results and market share.

The women’s and girls’ retail apparel industry is highly competitive. Although the Company is one of the nation’s largest specialty retailers, we have numerous and varied competitors at the national, regional and local level, primarily consisting of department stores, off-price retailers, other specialty stores, discount stores, mass merchandisers, boutiques, and Internet retailers, some of whom have advantages over us, including substantially greater financial, marketing or promotional resources. Many retailers, such as department stores, also offer a broader selection of merchandise than we offer, continue to be promotional by reducing their selling prices, and in some cases are expanding into markets in which we have a significant presence.

In addition, the growth and prominence of fast-fashion and value-fashion retailers and expansion of off-price retailers have fundamentally shifted customers’ expectations of affordable pricing of well-known brands and has resulted in the continuation of increased promotional pressure. The rise of these retailers as well as the shift in shopping preferences away from brick-and-mortar stores to the direct channel, where online-only businesses or those with robust direct channel capabilities can facilitate competitive entry and comparison shopping in our brands, have increased the difficulty of maintaining and gaining market share. The Company’s execution of its own omni-channel strategy to adapt to these changes, in relation to its competitors’ actions as well as to its customers’ adoption of new technology, presents a specific risk.

These competitive factors, including unanticipated changes in pricing, promotional activity such as free shipping and pricing pressures, and other practices of the Company’s competitors could have a material adverse effect on our business, operational results, financial position and cash flows.

Disruptions at ports used to import our products could have a material adverse impact on our business.

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

Increases in the price of raw materials, labor, energy, freight and trade relations could have a material adverse impact on our business.

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

Extreme weather could have a material adverse impact on our business.

Frequent or unusually heavy snowfall, ice storms, hurricanes, rainstorms or other extreme or unseasonable weather conditions over an extended period could make it difficult for our customers to travel to our stores, may cause a disruption in the shipment or receipt of our merchandise, and may influence customer trends, consumer traffic and shopping habits, which could negatively impact the Company's operational results. Extreme weather conditions in the areas in which the Company's stores are located could negatively affect the Company's business, operational results, financial position and cash flows.

Acts of terrorism, active shooter situations, effects of war, public health incidents, man-made and natural disasters, other catastrophes or political unrest could have a material adverse effect on our business.

Acts of terrorism and other catastrophic events remain a significant threat to the global economy. Terrorism and potential military responses, active shooter situations, political unrest, natural disasters, pandemics and other health issues have disrupted or could in the future disrupt commerce, impact our ability to operate our stores, offices or distribution and fulfillment centers in the affected areas or impact our ability to provide critical functions or services necessary to the operation of our business, including our and our third-party vendors’, suppliers’ and other providers’ systems and the networks as well as the utilities and telecommunications infrastructure on which our business depends. A disruption of commerce, or an inability to recover critical functions or services from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our business, operational results, financial position and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending or customer traffic, and thus have an adverse effect on our operational results.

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

Operational Risks

Risks associated with our ongoing portfolio review and business transformation could adversely affect our financial results.

The Company’s previously announced comprehensive portfolio review has resulted in the Company’s recent sale of the maurices brand, and the announcement of the wind down of the Dressbarn brand. As a result of these, and similar efforts, we may incur unexpected costs, reductions in available liquidity, diversion of management’s attention and resources from our business, stock price volatility, difficulty in negotiating, maintaining, or consummating business or strategic relationships or transactions, difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel, and disruptions in operations, supplier relationships and employee relations, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

There are risks associated with the wind down of our Dressbarn brand.
On May 20, 2019, we reported that our Dressbarn brand announced plans to commence a wind down of Dressbarn’s operations. In connection with the Dressbarn brand wind down, retail store locations will continue to be closed in a phased approach; the e-commerce site, however, will remain active until the wind down is complete.
In connection with the Dressbarn brand wind down, we have incurred charges of approximately $50 million for the year ended August 3, 2019 primarily related to actions including employee-related costs (including estimates for severance), professional fees, and non-cash asset impairment charges, including costs associated with the write-down of Dressbarn's corporate office space. We expect to incur additional costs until the wind down is complete, which may include additional severance, inventory liquidation, non-cash asset impairments and contract assignment and termination costs, primarily with respect to store operating leases. The amount of actual restructuring and transition charges and impairment charges may materially exceed our estimates, when determined, due to various factors, many of which are outside of our control, including, without limitation, the actual outcomes of discussions and negotiations (a number of which are currently ongoing) with the counterparties to the contracts we intend to terminate or modify. In addition, because of uncertainties with respect to our wind down plan (including those described above), we may not be able to complete the wind down of Dressbarn in the timeframe, on the terms or in the manner we expect, and the costs incurred in connection with such wind down activities may exceed our estimates. If the actual restructuring charges or impairment charges exceed our estimates, when determined, this could adversely impact the Company’s business, operational results, financial position and cash flows.
Furthermore, because of the wind down of the Dressbarn brand and because of other factors that ordinarily influence consumer acceptance of our other brands’ products (many of which are outside of our control), we may not be able to sell our Dressbarn brand Fall 2019 products at prices that will generate a profit. If we incur losses relating to the sales of such products, this could adversely impact the Company’s business, operational results, financial position and cash flows.
In addition, the announced wind down involves numerous risks, including but not limited to:

•	the inability of the Dressbarn brand to retain qualified personnel necessary for the wind down during the wind down period;

•	potential disruption of the operations of the rest of our brands and businesses and diversion of management’s attention from such businesses and operations;

•	exposure to unknown, contingent or other liabilities, including litigation arising in connection with the Dressbarn brand wind down;

•	negative impact on our business relationships, including but not limited to potential relationships with our customers, suppliers, vendors, lessors, licensees and employees; and

•	unintended negative consequences from changes to our business profile.
If any of these or other factors impair our ability to successfully implement the wind down, we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expense relating to the wind down that otherwise would be used on the development and expansion of our other businesses, which could adversely impact the Company’s business, operational results, financial position and cash flows.
Any divestitures, strategic investments, acquisitions, joint ventures or other transactions could fail to achieve strategic objectives and result in operating difficulties, liabilities and expenses.

We have undertaken, and may undertake in the future, divestitures, strategic investments or other transactions in connection with our comprehensive portfolio review, which has resulted in the Company’s recent sale of the maurices brand and the announcement of the wind down of the Dressbarn brand. In addition, as a company of portfolio consumer brands, our business model may include a certain level of acquisition, joint venture and/or divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives.

Specifically, with respect to divestitures, our financial results could be adversely impacted by the dilutive impacts from the loss of earnings and corporate overhead contribution/allocation associated with divested brands. We may experience difficulty separating out portions of the entire business, incur potential loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits from these transactions. Such transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including any indemnification obligations, and divert management’s and our employees’ time and attention. Further, during the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and the Company. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

In May 2019, we completed the sale of our maurices brand to Viking Brand Upper Holdings, L.P. (“Viking”), an affiliate of OpCapita LLP, for approximately $210 million in cash and approximately 49.6% of the outstanding equity interests in Viking, which is now the owner of maurices. In connection with the closing of the sale of Maurices Incorporated, we entered into a managed services agreement pursuant to which we will continue to support maurices on our shared business services platform, including support for IT, supply chain, sourcing and certain back office functions pursuant to the managed services and/or transitional services agreements. In the course of performing our obligations under these agreements, we will allocate certain of our resources, including without limitation, assets, facilities, equipment and the time and attention of management and employees, for the benefit of maurices and not us, which may negatively impact our business, results of operations and financial condition.
Additionally, we now hold a minority investment in the maurices’ owner. Minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and compliance risks associated with the investments. Management or other investors in these entities may have business goals and interests that are not aligned with ours or may exercise their rights in a manner for which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation, all of which could have a material adverse impact on our reputation, business, results of operations and financial condition. Refer to Note 9 to the accompanying consolidated financial statements for more information on our investment,

Our financial results could also be impacted in the event of acquisition or joint venture activities if changes in the cash flows or other market-based assumptions cause the value of acquired assets to decline below book value, or we are not able to deliver the expected cost and growth synergies associated with such acquisitions and joint ventures, which could also have an impact on goodwill and intangible assets.

Our business is dependent upon our ability to anticipate and respond to changing fashion trends and customer preferences in a timely manner.

Specialty fashion apparel trends and customer preferences tend to change rapidly, particularly for women and tween girls, and our business is dependent upon our ability to effectively manage our inventory. Our success depends largely on our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner. Accordingly, our failure to anticipate, identify and react to changing fashion trends or styles could adversely affect consumer acceptance of our merchandise, which in turn could adversely affect our business and our image with our customers. Because the lead times required for many of our design and purchase decisions must be made well in advance of the applicable selling season, we are vulnerable to changes in consumer trends, preferences, price shifting, and the optimal selection and timing of merchandise purchases. A miscalculation of either the demand for our merchandise or our customers’ tastes or purchasing habits could lead to, among other things, inventory shortages or excess inventory that we may be required to sell at reduced prices, which would have an adverse effect on our business, operational results, financial position and cash flows.

We may not fully realize the expected cost reductions and/or operating efficiencies from the cost reduction initiatives.

The Company has undertaken various cost reduction initiatives to right-size its cost structure. The actions implemented through these initiatives present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including:

•	higher than anticipated costs in implementing the program and/or initiative;

•	failure to meet operational targets or customer requirements due to the loss of employees or inadequate transfer of knowledge;

•	failure to maintain adequate controls and procedures while executing, and subsequent to completing the other cost reduction initiatives;

•	diversion of management’s attention and resources from ongoing business activities and/or a decrease in employee morale;

•	attrition beyond any planned reduction in workforce; and

•	damage to our reputation and brand image due to our restructuring-related activities, including certain store closures.

The estimated costs and benefits associated with the Company's cost reduction initiatives may vary materially based on various factors including: timing in execution, outcome of negotiations with landlords, and changes in management’s assumptions and projections. Any delays and unexpected or higher than anticipated costs could result in our not realizing all, or any portion, of the anticipated benefits of the cost reduction initiatives. As part of our cost-savings initiatives, we have reduced our headcount. These reductions, as well as employee attrition, could result in the potential loss of specific knowledge relating to our Company, operations and industry that could be difficult to replace. Also, we now operate with fewer employees, who have assumed additional duties and responsibilities. These workforce changes may negatively impact communication, morale, management cohesiveness and decision-making, which could have an adverse impact on our business, operational results, financial position and cash flows. If we are not successful in implementing and managing the cost reduction initiatives while continuing to invest in our business growth, we may not be able to achieve targeted operating enhancements and/or cost reductions within the expected time frame or at all, which could adversely impact our business, operational results, financial position and cash flows, and could also result in the implementation of additional restructuring-related activities, which may be dilutive to our earnings in the short-term and present incremental risks as discussed above.

Our stock price may continue to be volatile.

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

Additionally, future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any delisting, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our stock, among other factors, could cause the market price of our stock to decrease or fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that are unrelated or disproportionate to the operating performance of these companies.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. In June and July 2019, two purported securities law class actions were filed against the Company and certain of our officers and directors alleging certain violations of federal securities laws based on, among other things, purported materially false and misleading statements and omissions allegedly made by the Company. See the information under Note 16 to the accompanying consolidated financial statements for more information. We deny the allegations in the lawsuit and intend to defend ourselves vigorously. However, no assurance can be given that the results of these matters will be favorable to us. In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action lawsuit. Such litigation could result in substantial costs, divert our management’s attention and resources and have a material adverse effect on our business, operational results, financial position and cash flows. See below under “Our business may be affected by other regulatory, administrative and litigation developments” for additional risks associated with litigation against the Company.

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

In addition, successful implementation of our omni-channel strategy is dependent on our ability to develop our direct channel capabilities in conjunction with optimizing our physical store operations (through our fleet optimization program) and market coverage, while maintaining profitability. The Company’s ability to optimize its store operations and market coverage requires active management of its real estate portfolio in a manner that permits store sizes, layouts, locations and offerings to evolve by brand over time. These efforts may involve the relocation or closing of existing stores or possibly the opening of additional stores, which could potentially increase the cost of doing business and the risk that the Company’s business practices could result in liabilities that could have a material effect on our business, operational results, financial position and cash flows.

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

Customer traffic and demand for our merchandise is influenced by our advertising, marketing and promotional activities, the name recognition and reputation of our brands, and the location of and service offered in our stores, in addition to many initiatives focused on direct channel and mobile applications, including social media. Although we use marketing, advertising and promotional programs to attract customers through various media, including social media, database marketing and print, if our competitors increase their spending on marketing, advertising and promotional programs, if our marketing, advertising and promotional expenses increase, if our programs become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise and effective competitive insight, our business, operational results, financial position and cash flows could be adversely impacted.

We depend on key personnel in order to support our existing business and future initiatives and may not be able to retain or replace these employees, recruit additional qualified personnel or effectively manage succession.

In Fiscal 2019, the Company experienced a number of significant leadership changes, including appointing a new Chief Executive Officer, a new Interim Executive Chair of the Board and a new Chief Financial Officer and the departures of our President and Chief Operating Officer and Chief Human Resources Officer. Our success may be adversely impacted if we are not able to attract, retain and develop talent and future leaders, including our senior executives and associates. Our senior executive team closely supervises all major aspects of our business including the design, development, and procurement of merchandise; operation of our information technology platforms, supply chain, and store network; development and retention of critical talent; and financial planning, reporting and compliance. Our senior executive team has substantial experience and expertise in our retail business, and serves an integral role in the growth and support of our brands. In addition, several of our strategic objectives and initiatives require that we hire and/or develop associates with appropriate experience. If we were to lose the leadership of additional senior executives or other personnel, our business could be adversely affected. In addition, if significant unexpected turnover occurs at the associate level, the loss of the services of these individuals, or any resulting negative perceptions of our business, could damage our reputation and our business. Competition for such qualified talent is intense, and we cannot be sure we will be able to find suitable successors promptly, or at all, or to successfully integrate any successors, or that we will be able to attract, retain and develop a sufficient number of qualified individuals in future periods.

We are dependent on our vendors and factors for credit to acquire merchandise, and any disruption in our supply of merchandise would materially impact us.

Our business is dependent upon our ability to purchase merchandise at competitive terms through relationships with our vendors and their factors, as applicable, and we depend on our vendors to provide financing on our purchases of merchandise. Any significant change in vendor and factor financing or support could limit our ability to acquire desired merchandise at competitive prices or payment terms. In addition, any insolvency of our vendors or their inability to access liquidity could lead to their failure to deliver merchandise. Certain vendors finance their operations and reduce the risk associated with collecting accounts receivable by selling or “factoring” the receivables or by purchasing credit insurance or other forms of protection from loss, and the ability of vendors to do so is subject to the perceived credit quality of their customers. Our vendors’ ability to factor receivables or obtain credit protection in the future because of our perceived financial position and creditworthiness could be limited, which could reduce the availability of merchandise and increase the cost to us of the merchandise. Additionally, if we experience declining operating performance or liquidity challenges, vendors and their factors may seek protection against non-payment, such as accelerated payment terms, letters of credit and tighter limits on credit.

We have ongoing discussions with the vendor community and factors/third parties that offer various credit protection services to our vendors concerning our liquidity and financial position, including discussions regarding pricing, payment terms and ongoing business arrangements. As of the date of this report, we have not experienced any significant disruption in our access to merchandise or our operations due to issues with our vendors. However, there can be no assurances that there will not be a disruption in the future, and such circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

•	fluctuations in the value of the U.S. Dollar against foreign currencies or higher inflation rates in these countries, or restrictions on the transfer of funds to and from foreign countries;

•	inability of our manufacturers to comply with local laws, including labor laws, health and safety laws or labor practices;

•	increased security and regulatory requirements and inspections applicable to imported goods;

•	enactment of tariffs, border adjustment taxes or increases in duties or quotas applicable to the merchandise we sell that could increase the cost and reduce the supply of products available to us;

•	impact of natural disasters, extreme weather, public health concerns or other catastrophes on our foreign sourcing offices and vendor manufacturing operations;

•	increased scrutiny in the U.S. of utilizing labor based in foreign countries;

•	delays in shipping due to port security or congestion issues, labor disputes or shortages, local business practices, vendor compliance with applicable import regulations or weather conditions;

•	violations under the U.S. Foreign Corrupt Practices Act (the “FCPA”) or similar laws or regulations by us, our subsidiaries or our local agents;

•	the adoption of new legislation or regulations in the U.S. or foreign countries that make it more difficult, more costly or impossible to continue our foreign activities;

•	violation of applicable laws or regulations; and

•	increased costs and/or capacities of transportation.

The future performance of our business depends on foreign suppliers and service providers, and may be adversely affected by the factors listed above, most of which are beyond our control. The foregoing may impact our ability to deliver our products and services on a timely basis, increase costs, negate or offset any cost reductions anticipated from operating outside the U.S., decrease our efficiency or result in our inability to obtain sufficient quantities of merchandise.

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

We source the majority of our merchandise from foreign countries, including Vietnam, Indonesia, China, India, Guatemala, Sri Lanka and Bangladesh, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. In September 2018, the U.S. government implemented a 10% tariff on certain goods imported from China. In May 2019, these tariffs were increased to 25% and in October 2019, these tariffs are scheduled to be increased to 30%. In addition, the U.S. government has implemented tariffs on other goods from China. The imposition of such tariffs, or any future tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. The tariffs may in the future cause us to further increase prices to our customers which we believe may reduce demand for our products. Any such price increase may not be sufficient to fully offset the impact of the tariffs and result in lowering our margin on products sold. In addition, the current U.S. administration has indicated that it may withdraw the U.S. from the North American Free Trade Agreement (“NAFTA”) in order to encourage the U.S. Congress to vote on the ratification of the United States-Mexico-Canada Agreement (“USMCA”) which was signed in 2018 and which is intended to be the successor to NAFTA. If the current administration increases or implements additional tariffs, withdraws from NAFTA, the ratification and implementation of the USMCA is not completed promptly and effectively, or if additional tariffs or trade restrictions are implemented by the U.S. or other countries, the resulting trade barriers could have a significant adverse impact on our business. We are not able to predict future trade policy of the U.S. or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a “trade war,” or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

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

We rely upon independent third-party transportation providers for substantially all of our merchandise shipments.

We currently rely primarily on one independent third-party transportation provider for substantially all of our merchandise shipments, including shipments to our stores and to the customer directly in the U.S., Canada and Puerto Rico through our direct channel. Our use of third-party delivery services for shipments is subject to risks, including increased fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact a shipper’s ability to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which could have a material adverse impact on our business, operational results, financial position and cash flows.

Our business could suffer a material adverse effect if our distribution or fulfillment centers were shut down, disrupted or fail to operate efficiently.

We operate three distribution and fulfillment centers to manage the receipt, storage, sorting, packing and distribution of our merchandise to the appropriate stores or to the customer directly through our direct channel. We depend in large part on the orderly operation of our receiving and distribution process, which depends, in turn, on adherence to shipping schedules, proper functioning of our information technology and inventory control systems and overall effective management of our distribution and fulfillment centers. As a result of damage to, or prolonged interruption of, operations at any of these facilities, or with respect to our third-party transportation provider, due to a work stoppage, operations significantly below historical efficiency levels, supply chain disruption, inclement weather, natural or man-made disasters, system failures, slowdowns or strikes, acts of terror or other unforeseen events, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores or customers, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows. Refer to Item 2. Properties, for a listing of the distribution and fulfillment centers that we rely on.

Although we maintain business interruption and property insurance for these facilities, there can be no assurance that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us, if our distribution or fulfillment centers are shut down or interrupted for any unplanned reason.

We also continue to explore ways to further optimize and leverage our integrated distribution network, which may include providing distribution and fulfillment services to third-party retailers. Any disruption of our distribution and fulfillment capabilities would also impact any third-party services we may provide in the future. There also can be no assurance that providing such distribution and fulfillment services to third parties would be successful or profitable for us.

Risks associated with direct channel sales.

The successful operation of our direct channel business depends on our ability to maintain the efficient and continuous operation of our websites and our associated fulfillment operations, and to provide a customer engaging shopping experience that will generate orders and return visits to our websites. Our direct channel services are subject to numerous risks, including:

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

Our success depends, in part, on the secure and uninterrupted performance of our existing information technology systems in operating, supporting and monitoring all major aspects of our business, including sales (including stores and direct channel services), warehousing, fulfillment, distribution, purchasing, inventory control, merchandise planning and replenishment, and financial systems. We regularly evaluate and from time to time make investments to upgrade, enhance or replace these systems, including those that relate to point-of-sale, direct channel, merchandising, planning, sourcing, logistics, inventory management and support systems, which are utilized by our human resources, finance and other groups on a Company-wide basis, as well as leverage new technologies to support our growth strategies. We are aware of inherent risks associated with operating, replacing and modifying these systems, including inaccurate system information and system disruptions. We believe we are taking appropriate action to mitigate the risks through testing, training, staging implementation and in-sourcing certain processes, as well as securing appropriate commercial contracts with third-party vendors supplying such replacement and redundancy technologies; however, there is a risk that information technology system disruptions and inaccurate system information, if not anticipated and/or appropriately mitigated, could have a material adverse effect on our business, operational results, financial position and cash flows.

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

During the course of our business, we obtain and transmit confidential customer, employee, vendor and Company information through our information technology systems, and we are subject to numerous laws, rules and regulations in the United States (both federal and state) and foreign jurisdictions to protect both individual identifiable information as well as personal health information. The protection of customer, employee, vendor and Company data is critical to our business. The regulatory environment surrounding information security and privacy is demanding, with frequent changes in requirements and heightened public awareness and scrutiny.

Our business and that of our third-party service providers employ systems and websites that allow us to process credit card transactions containing personally identifiable information ("PII"), perform online direct channel and social media activities, and store and transmit proprietary or confidential customer, employee, job applicant and other personal confidential information, as well as the information of our vendors and suppliers. Security and/or privacy breaches, acts of vandalism or terror, computer viruses, misplaced or lost data, programming and/or human error or other similar events could expose us to a risk of loss or misuse of this information, reputational harm, litigation and potential liability. Because the techniques used to obtain unauthorized access to our systems are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party service providers may not be able to anticipate these techniques or implement sufficient preventative measures. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks or intrusions. We, our customers and our third-party service providers face an evolving threat landscape in which cybercriminals, among others, employ a complex array of techniques designed to access PII and other information, including for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service and other types of attacks. These types of cyber-attacks are becoming more prevalent, have occurred in our systems in the past, and may occur in our systems in the future. While we have implemented and intend to continue to implement what we believe to be appropriate cyber practices and cyber security systems and controls, these systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of our systems and infrastructure. Actual or anticipated attacks may cause us to incur significant and additional costs, including, but not limited to the costs to deploy additional personnel and protection technologies, train employees, engage third-party experts and consultants and compliance costs associated with various applicable laws or industry standards regarding use and/or unauthorized disclosure of PII. We may also incur significant remediation costs, including liability for stolen customer, job applicant or employee information, repairing system damage or providing credit monitoring or other benefits to affected customers, job applicants or employees. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data becoming obsolete.

In addition, data and security breaches can also occur as a result of non-technical issues, including breaches by us or by our third-party service providers that result in the unauthorized release of personal or confidential information, employee error or malfeasance, faulty password management or other irregularities that may result in a defeat of our or our third-party providers’ security measures. We are also exposed to risks and costs associated with customer payment methods, including credit card fraud and identify theft, which may cause us to incur unexpected expenses and loss of revenues.

Although we maintain cyber security insurance, there can be no assurance that our insurance coverage will cover the particular cyber incident at issue or that such coverage will be sufficient, or that insurance proceeds will be paid to us in a timely manner.

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

As we transition certain Human Resources and Finance functions to an externally managed service provider, we will become more dependent on the third-party performing these functions.

As part of our long-term strategy, we look for opportunities to cost-effectively enhance the capability of our business services. In some cases, this requires that we outsource certain services and/or functions to external third-party providers, as more fully described in Note 6 to the accompanying consolidated financial statements. While we believe we conduct appropriate due diligence before entering into agreements with these third parties, the failure of any of these third parties to provide the expected services on a timely basis, at the level of quality expected, or at the prices/savings expected could disrupt or harm our business. Any significant interruption in the operations of these service providers, over which we have no control, could also have an adverse effect on our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely or cost-effective basis on terms favorable to us.

Any further impairment to the carrying value of our goodwill or other intangible assets could result in significant non-cash charges and could have a material adverse effect on our operational results.

Under generally accepted accounting principles, identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized, but are evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. As of August 3, 2019, we had approximately $590 million of goodwill and other intangible assets related to the acquisitions of Justice in November 2009, Lane Bryant and Catherines in June 2012 and ANN in August 2015. Current and future economic conditions, as well as the other risks noted in this Item 1A, may adversely impact our brands' ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. As discussed in our Critical Accounting Policies included elsewhere in this report, these events could materially reduce our brands' profitability and cash flows which could, in turn, lead to a further impairment of our goodwill and other intangible assets. Furthermore, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in additional impairments to our goodwill, intangible assets and other long-lived assets. Additionally, declines in our stock price, or the fair value of our term loan debt, could also be deemed to be triggering events, which would require an evaluation of goodwill and intangible assets. As described in Note 5 to the accompanying consolidated financial statements included herein, in Fiscal 2019 and Fiscal 2017, we recorded impairment charges of $276.0 million and $596.3 million, respectively, related to goodwill and $134.9 million and $728.1 million, respectively, related to other intangible assets. No impairments related to goodwill and other intangible assets were recorded in Fiscal 2018. There can be no assurance that we will not experience further impairment charges with respect to goodwill or other intangible assets in future periods. Any future impairment could have a material adverse effect on our operational results.

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

The products our brands sell are regulated by many different governmental bodies, including but not limited to the Consumer Product Safety Commission and the Food and Drug Administration in the U.S., Health Canada in Canada, and similar state, provincial and foreign regulatory authorities. Although our practice is to test (or have our suppliers test) the products sold in our brands’ stores and on our brands’ websites for compliance with applicable mandatory and industry standards, selected products still could present safety problems of which our brands are not aware. This could lead one or more of our brands to recall selected products, either voluntarily or at the direction of a governmental authority, and may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, non-compliance with standards, recalls, defects or errors could result in the rejection of our products by customers, significant damage to our reputation, lost sales, product liability litigation and increased costs, any or all of which could harm our business and have a material adverse effect on our financial position, operational results and cash flows.

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

Our ability to effectively obtain store locations depends on the availability of real estate that meets our criteria for consumer traffic, square footage, co-tenancies, lease economics, demographics, and other factors. Many of our stores are located in strip shopping centers, shopping malls and other retail centers that, historically, have benefited from their proximity to “anchor” retail tenants, generally large department stores, and other attractions, which generate consumer traffic in the vicinity of our stores. Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of, or continued decline of, anchor stores that drive consumer traffic or changes in customer shopping preferences. There has been a decline in the popularity of strip shopping center or mall shopping among our target customers, and a continuation of such decline could have a material adverse effect on customer traffic and our operational results. In order to leverage customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable consumer locations, however competition for such suitable store locations is intense.

In addition, continued consolidation in the commercial retail real estate market could affect our ability to seek to downsize, consolidate, reposition, relocate, or close some of our stores. Several large landlords dominate ownership of prime retail real estate and should significant consolidation continue, a large portion of our store base could be concentrated with one or a few landlords that could then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to negotiate favorable lease terms with these landlords, this could affect our ability to profitably operate our stores, which in turn could have a material adverse effect on our business, operational results, financial condition and cash flows.

Capital Risks

We have incurred significant indebtedness with significant payment obligations in connection with the ANN INC. acquisition, which could adversely affect us.

We substantially increased our indebtedness in connection with the acquisition of ANN (the "ANN Acquisition") as described in Note 10 to the accompanying consolidated financial statements, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and further increasing our interest expense. We also incurred various costs and expenses associated with our financings. The amount of cash flows required to pay interest on our indebtedness, and thus the demands on our cash resources, may reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost reductions from the acquisition or from our cost reduction initiatives, or if our financial and operating performance does not meet expectations, our ability to service our indebtedness may be adversely impacted.

Our indebtedness bears interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our operational results and cash flows. In March 2019, we entered into an interest rate swap designed to mitigate some of the risk associated with our variable rate debt. Refer to Item 7 "Interest Rate Risk Management" for more information.

In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. In connection with the debt financing, we received ratings from S&P and Moody’s. There can be no assurance that we will maintain particular ratings, or that we will not be subject to further downgrades, in the future.

To service our indebtedness, and to fund capital expenditures and other initiatives, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

We currently have substantial indebtedness. Our ability to make cash payments on our indebtedness, as well as our ability to fund planned capital expenditures and operating or strategic initiatives, will depend on our ability to generate significant operating cash flows in the future, which is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, as well as the successful execution of our transformational initiatives.

Our business may not generate sufficient cash flows from operations to enable us to pay our indebtedness or fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, on or before maturity, or incur additional debt subject to the restrictions of our borrowing agreements. We may not be able to refinance any indebtedness or incur additional debt on commercially reasonable terms or at all. If we cannot service our indebtedness or incur additional debt, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms, within the timing needed, or at all. The instruments governing our indebtedness may restrict our ability to sell assets and our use of the proceeds from such sales.

If we are unable to generate sufficient cash flows or are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and the lenders under the term facility, the revolving facility and other indebtedness, or any replacement facilities in respect thereof, could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against the Company’s assets, and we could be forced into bankruptcy or liquidation.

Our amended revolving credit agreement and our term loan contain various covenants that impose restrictions on the Company and certain of its subsidiaries that may affect their ability to operate their businesses.

The amended revolving credit agreement and the term loan contain various affirmative and negative covenants that, subject to certain exceptions, restrict the ability of the Company and certain of its subsidiaries to, among other things, incur debt, have liens on their property, change the nature of their business, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of their assets to any one person and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in our borrowing agreements. In addition, the amended revolving credit agreement contains a financial covenant that, under certain circumstances, will require the Company to maintain compliance with certain financial ratios. The ability of the Company and its subsidiaries to comply with these provisions may be affected by our operating results as well as events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, would give our lenders thereunder the ability to accelerate the Company’s repayment obligations and exercise other remedies.

A further downgrade in our credit rating could negatively impact our cost of and ability to access capital and could increase interest expense.

We receive credit ratings from the major credit rating agencies in the United States, which periodically review our capital structure and the quality and stability of our earnings. Our credit ratings may be impacted by certain factors, including debt levels, planned asset purchases or sales, near-term and long-term growth opportunities, liquidity, asset quality, cost structure, and product mix. In Fiscal 2019, the credit rating on certain of our outstanding debt instruments was downgraded and further downgrades may occur in the future. A deterioration in our capital structure or the quality and stability of our earnings could result in a further downgrade of our credit rating. Negative ratings actions could constrain the capital available to us or our industry, could limit our ability to access capital required to fund our operations at rates and on terms we determine to be attractive, or at all, and could likely cause our interest rates to increase. If our ability to access capital becomes constrained, it could negatively impact the Company's business, operational results, financial position and cash flows. Additionally, further changes to our credit rating could affect our future interest costs.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

As of August 3, 2019 we had outstanding approximately $1,371.5 million of variable debt that is indexed to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced its intention to phase out LIBOR rates by the end of 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether any alternative reference rate will attain market acceptance as a replacement for LIBOR. It is not possible to predict the further effect of the rules of the FCA, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the change from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which are indexed to LIBOR will be determined using an alternative method, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs.

Our inability to access the credit or capital markets could adversely affect the Company's business, operational results, financial position or cash flows.

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict the Company’s access to potential sources of future liquidity. As a result of general unpredictability in the global financial markets, there can be no assurance that our liquidity will not be affected or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations, and our availability under our amended revolving credit agreement, will be adequate to satisfy our capital needs for at least the next twelve months, any renewed tightening of the credit or capital markets could make it more difficult for us to access funds, enter into an agreement for new indebtedness or obtain funding through the issuance of our securities. Our borrowing agreements also have financial convents and certain restrictions which, if not met, may limit our ability to access funds.

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

Legal and Regulatory Risks

Our inability to comply with the continued listing requirements of the Nasdaq Global Select Stock Market could result in our common stock being delisted, which would adversely affect the market price and liquidity of our securities and could have other material adverse effects.

On July 29, 2019, we received a letter from the Listing Qualifications staff of Nasdaq (the “Notification Letter”), indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement of the Nasdaq Global Select Market to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1).

The Notification Letter does not impact our listing on The Nasdaq Global Select Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until January 27, 2020, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to transfer to the Nasdaq Capital Market and seek an additional compliance period of 180 calendar days if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that we will not be eligible for the additional compliance period and our common stock will be subject to delisting. We would then be entitled to appeal the determination to a Nasdaq Listing Qualification Panel and request a hearing. We are considering our available options to regain compliance, including whether to effect a reverse stock split. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other Nasdaq listing requirements. If we do not regain compliance with Nasdaq continuing listing requirements, our common stock will be delisted from the Nasdaq Global Select Market (or Nasdaq Capital Market, if applicable) and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all, any of which could have a significant negative impact on our business, operational results, financial position and cash flows.

Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations.

We are subject to income taxes in many U.S. and foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes (“VAT”) in many jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial reporting period may be materially impacted by changes in the mix and level of earnings or losses by taxing jurisdictions or by changes to existing accounting rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows. In some international markets, we are required to hold and submit VAT to the appropriate local tax authorities. Failure to correctly calculate or submit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows. In addition, tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act made broad and significantly complex changes to the U.S. corporate income tax system. Given the complexities associated with the Act, the estimated financial impact for Fiscal 2018 was provisional and subject to further analysis, interpretation and clarification. In addition, the U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies could interpret or issue guidance in the future on how provisions of the Act will be applied or otherwise administered that differs from our interpretations and could result in changes to our assessment. SEC Staff Accounting Bulletin No. 118 (“SAB 118”) requires that the Company finalize its estimate of the impact of the Act by December 22, 2018. In the second quarter of Fiscal 2019, we finalized our assessment of the impact of the Act taking into account the published guidance and recorded the additional cost in the quarter. Refer to Note 15 to the accompanying consolidated financial statements for further discussion.

In June 2018, the U.S. Supreme Court ruled that states and local jurisdictions may require remote vendors to collect and remit sales tax on goods sold to buyers in the state, even if the seller has no physical presence in the state. A number of states have already begun, or have prepared to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. We are in the process of determining how and when our collection practices will need to change in certain jurisdictions. In the event we are required to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect taxes, we could incur significant tax liabilities, including taxes on past sales, penalties and interest, which could negatively affect the Company's business, operational results, financial position and cash flows.

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

We are also involved from time to time in litigation, claims and assessments arising primarily in the ordinary course of business. Litigation matters may include, among other things, employment, commercial, intellectual property, advertising or stockholder claims, and any adverse decision in any such litigation or disputes could adversely impact our business, operational results, financial position and cash flows. Resolution of these matters can be prolonged and costly, and the ultimate resolutions are uncertain due to the inherent uncertainty in such proceedings. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements. While we maintain insurance for certain risks, it is not possible to obtain insurance to protect against all our operational risks and liabilities. Accordingly, in certain instances, we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, financial position, and cash flows. Certain of these proceedings could also have a negative impact on the Company's reputation or relations with its employees, customers or other third parties.

Regulation in the areas of privacy, data protection and information security could increase our costs and affect or limit our business opportunities and how we collect and/or use data.

As privacy, data protection and information security laws, including data localization laws, are interpreted and applied, compliance costs may increase, particularly in the context of providing adequate data protection and adequate data transfer mechanisms and addressing consumer rights to access and delete data. The United States, other countries in which we operate, and various states and other local jurisdictions are increasingly adopting or revising privacy, data protection and information security laws that could have significant impact on our current and planned data and information security-related practices, our collection, use, sharing, retention and safeguarding of customer and/or employee information, and some of our current or future business plans. New legislation or regulation, and the interpretation and application of existing laws and regulations, could increase our costs of compliance, technology and business operations, and could reduce revenues from certain business initiatives. Moreover, the application of existing or new laws to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in the United States and in various other countries in which we operate. Any failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, increased reporting of compliance and security breaches, a mandated chief privacy officer or other structural changes to the organization, or other compliance requirements, and/or customer attrition, any of which could have a material adverse impact on our business, operational results, financial position and cash flows.

In 2016, the European Union (“EU”) adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation ("GDPR"), which went into effect on May 25, 2018. The GDPR generally expands the scope of EU data protection law to foreign companies processing personal data of EU residents and imposes a strict data protection compliance regime, including new security breach notice obligations, with significant monetary penalties. There remain significant questions about the precise scope and application of the GDPR and the proposed EU ePrivacy Regulation that may affect our online marketing practices. Development, implementation, modification, and maintenance of compliance protocols for the GDPR and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs and may require us to change our business practices, which could have a material adverse impact on our business, operational results, financial position and cash flows.

In 2018, the state of California enacted the California Consumer Privacy Act (the “CCPA”), which provides significant rights to California consumers and greatly increases legally-mandated compliance obligations on companies, including providing consumers with access, deletion and opt-out rights. Complying with the CCPA and similar emerging and changing regulation by other states or the federal government may cause us to incur substantial costs and may require us to change our business practices, which could have a material adverse impact on our business, operational results, financial position and cash flows.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regards to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, leases, impairment of goodwill and intangible assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. Refer to Note 4 to the accompanying consolidated financial statements and “Critical Accounting Policies” included herein which discuss accounting policies considered to be important to our operational results and financial condition. These and other future changes to accounting rules or regulations could have an adverse impact on our business, operational results, financial position and cash flows.

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

The table below, covering all open store locations leased by us on August 3, 2019, indicates the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number without Renewal Options
2020	861	106	755
2021	684	274	410
2022	581	193	388
2023	455	192	263
2024	334	128	206
2025 and thereafter	530	228	302
Total	3,445	1,121	2,324

Our store leases generally provide for a base rent per square foot per annum. Certain leases have formulas requiring the payment of additional rent as a percentage of sales, generally when sales reach specified levels. Our aggregate minimum lease payments under operating leases in effect at August 3, 2019 and excluding locations acquired after August 3, 2019, are approximately $462.0 million for Fiscal 2020. In addition, we are typically responsible under our store leases for our pro rata share of maintenance expenses and common area charges in strip shopping centers, lifestyle centers, outlet centers and enclosed malls.

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

•
a 200,000 square foot building in Duluth, Minnesota, the majority of which is subject to a lease to maurices which, as discussed earlier, was sold in May 2019. The building also serves as the corporate office for a portion of the Company's brand services operations; and

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

Item 3. Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 16 to the accompanying consolidated financial statements.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of Common Stock

The common stock of Ascena Retail Group, Inc. is quoted on the Nasdaq Global Select Market under the ticker symbol “ASNA.”

The table below sets forth the high and low prices as reported on the Nasdaq Global Select Market for the last eight fiscal quarters.

	Fiscal 2019		Fiscal 2018
Fiscal	High	Low	High	Low
First Quarter	$5.29	$3.46	$2.67	$1.69
Second Quarter	$4.55	$2.25	$2.69	$1.85
Third Quarter	$2.73	$0.97	$2.50	$1.79
Fourth Quarter	$1.50	$0.31	$4.74	$2.01

Number of Holders of Record

As of October 8, 2019, we had approximately 4,297 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. However, payment of dividends is within the discretion of, and are payable only when declared by our Board of Directors. Additionally, payments of dividends are limited by our borrowing arrangements as described in Note 10 to the accompanying consolidated financial statements.

Performance Graph

The following graph illustrates, for the period from July 27, 2014 through August 3, 2019, the cumulative total shareholder return of $100 invested (assuming that all dividends, if any, were reinvested) in (1) our common stock, (2) the S&P Composite-500 Stock Index and (3) the S&P Specialty Apparel Retailers Index.

The comparisons in this table are required by the rules of the SEC and, therefore, are not intended to forecast, or be indicative of, possible future performance of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference herein.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the quarter ended August 3, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Month # 1 (May 5, 2019 – June 1, 2019)	—	$—	—	$181 million
Month # 2 (June 2, 2019 – July 6, 2019)	—	$—	—	$181 million
Month # 3 (July 7, 2019 – August 3, 2019)	—	$—	—	$181 million

(a) On December 15, 2015, the Company’s Board of Directors announced a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's borrowing agreements, as more fully described in Note 10 to the accompanying consolidated financial statements. Purchases, if any, will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules. No shares were repurchased under the 2016 Stock Repurchase Program in Fiscal 2017, Fiscal 2018 or Fiscal 2019.

Item 6. Selected Financial Data.

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended August 3, 2019 has been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for the fiscal years ended July 30, 2016 and July 25, 2015 has been derived from consolidated financial statements which have been recast to present maurices as a discontinued operation. The historical results are not necessarily indicative of the results to be expected in any future period.

The consolidated balance sheet data as of August 3, 2019 and August 4, 2018 has been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information presented elsewhere herein. The consolidated balance sheet data as of July 29, 2017, July 30, 2016 and July 25, 2015 has been derived from consolidated financial statements which have been recast to present maurices as a discontinued operation.

	Fiscal Years Ended(a)
	August 3, 2019 (c)	August 4, 2018	July 29, 2017 (c)	July 30, 2016 (b)	July 25, 2015 (c)
	(millions, except for share data)
Statement of Operations Data:
Net sales	$5,493.4	$5,566.4	$5,617.3	$5,894.1	$3,742.3
Restructuring and other related charges	(127.7)	(76.6)	(78.1)	—	—
Impairment of goodwill	(276.0)	—	(489.1)	—	(261.7)
Impairment of other intangible assets	(134.9)	—	(728.1)	—	(44.7)
Acquisition and integration expenses	—	(5.4)	(39.4)	(77.4)	(32.8)
Depreciation and amortization expense	(299.9)	(323.5)	(350.8)	(323.8)	(184.7)
Operating loss	(681.4)	(88.9)	(1,334.3)	(80.9)	(411.2)
Loss from continuing operations	(782.3)	(143.0)	(1,068.0)	(120.2)	(346.0)

Net loss per common share - continuing operations:
Basic	$(3.96)	$(0.73)	$(5.48)	$(0.63)	$(2.13)
Diluted	$(3.96)	$(0.73)	$(5.48)	$(0.63)	$(2.13)

Balance sheet data (d):
Cash and cash equivalents	$328.0	$231.0	$306.3	$363.4	$230.1
Working capital	356.8	188.4	150.5	194.2	212.6
Total assets	2,699.8	3,169.2	3,427.6	4,931.4	2,343.3
Total debt	1,338.6	1,328.7	1,538.1	1,648.5	106.5
Total equity	151.0	798.5	821.0	1,863.3	1,518.1
________
(a) Fiscal 2018 and Fiscal 2016 consisted of 53 weeks, which resulted in incremental revenue of approximately $94.8 million in Fiscal 2018 recognized across all segments and $64.4 million in Fiscal 2016 reflected at all segments except our Premium Fashion segment. Fiscal 2019, Fiscal 2017 and Fiscal 2015 each consisted of 52 weeks.
(b) Fiscal 2016 included the results of our Premium Fashion segment for the post-acquisition period from August 22, 2015 to July 30, 2016 and reflected a non-cash purchase accounting expense of approximately $126.9 million related to the amortization of the write-up of inventory to fair market value recorded at our Premium Fashion segment.
(c) Fiscal 2019 included non-cash impairments of goodwill and other intangible assets by segment as follows: $75.3 million of intangible assets at the Premium Fashion segment, $115.1 million of goodwill and $43.0 million of other intangible assets at the Plus Fashion segment, and $160.9 million of goodwill and $16.6 million of other intangible assets at the Kids Fashion segment. Fiscal 2017 included non-cash impairments of goodwill and other intangible assets by segment as follows: $428.9 million of goodwill and $566.3 million of other intangible assets at the Premium Fashion segment and $60.2 million of goodwill and $161.8 million of other intangible assets at the Plus Fashion segment. A Fiscal 2017 goodwill impairment at our Value Fashion segment of $107.2 million has been excluded from the table as it is included within income from discontinued operations in the accompanying consolidated statements of income. Fiscal 2015 included non-cash impairment charges of $261.7 million of goodwill and $44.7 million of other intangible assets at the Plus Fashion segment. Refer to Note 5 to the accompanying consolidated financial statements for additional information.
(d) Excludes balances related to discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2019 (“Fiscal 2019 10-K”). Fiscal year 2019 ended on August 3, 2019 and reflected a 52-week period ("Fiscal 2019"). Fiscal year 2018 ended on August 4, 2018 ("Fiscal 2018") and reflected a 53-week period as the Company conformed its fiscal period ends to the calendar of the National Retail Federation; Fiscal year 2017 ended on July 29, 2017 and reflected a 52-week period (“Fiscal 2017”). All references to “Fiscal 2020” reflect a 52-week period that will end on August 1, 2020.

INTRODUCTION

MD&A is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our operational results, financial condition, liquidity and changes in financial condition. MD&A is organized as follows:

•	Overview. This section includes recent developments, our objectives and risks, and a summary of our financial performance for Fiscal 2019.

•	Results of operations. This section provides an analysis of our operational results for Fiscal 2019, Fiscal 2018 and Fiscal 2017.

•
Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2019, Fiscal 2018 and Fiscal 2017, as well as a discussion of our financial condition and liquidity as of August 3, 2019. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our revolving credit agreement, (ii) a summary of our capital spending, and (iii) a summary of our contractual and other obligations as of August 3, 2019.

•
Market risk management. This section discusses how we manage our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions as of August 3, 2019.

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

OVERVIEW

Our Business

Ascena Retail Group, Inc., a Delaware corporation, is a national specialty retailer of apparel for women and tween girls with annual revenue of approximately $5.5 billion for Fiscal 2019. We and our subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

Objectives and Initiatives

Retailers, especially those in the specialty apparel sector, continue to face intense competition, particularly as consumer spending habits continue to indicate an increasing preference to purchase digitally as opposed to in traditional brick-and-mortar retail stores. This preference has resulted in increased direct channel sales, but has continued to put pressure on our retail store sales. As a result of these fundamental changes, we are continuing our previously announced strategic review of our brands and operations with the goal to enhance shareholder value. We believe that such structural and strategic changes are necessary to successfully compete in the changing retail landscape.

To that end, over the past few years, the Company has undergone an extensive transformation of its business. The more significant of these initiatives are described below.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Structural-related transformation
On May 6, 2019, the Company and Maurices Incorporated, a Delaware corporation (“maurices”) and wholly owned subsidiary of ascena, completed the transaction contemplated by the previously-announced Stock Purchase Agreement with Viking Brand Upper Holdings, L.P., a Cayman Islands exempted limited partnership (“Viking”) and an affiliate of OpCapita LLP, providing for, among other things, the sale by ascena of maurices to Viking (the “Transaction”). Effective upon the closing of the Transaction, ascena received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices, consisting of interests in Viking preferred and common stock.

In addition, on May 20, 2019, the Company announced its plan to wind down its Dressbarn brand. The wind down is currently expected to be completed in the first half of Fiscal 2020. As a result of these actions, once the wind down of Dressbarn is complete, the Company will have exited its Value Fashion segment.

On May 1, 2019 the Company announced changes to its senior leadership team. These changes included the retirement of the Company's Chief Executive Officer, the departure of the Company's Chief Operating Officer, as well as the appointment of a new Chief Executive Officer and Interim Executive Chair of the Board. On August 4, 2019 the Senior Vice President, Finance and Chief Accounting Officer, was promoted to Executive Vice President and Chief Financial Officer upon the resignation of the former Executive Vice President and Chief Financial Officer. We believe that these changes will continue to support our structure-related transformation activities as the new management team seeks additional ways to optimize our brand portfolio and extensive distribution framework which will allow us to better compete in the changing retail landscape.

Operational-related transformation
During Fiscal 2017, the Company announced that it was beginning a multi-year transformation plan with the objective of supporting sustainable long-term growth and increasing shareholder value (the "Change for Growth" program). Actions completed under this long-term transformation focused on (i) refinements to the Company's operating model to increase the focus on key customer segments, (ii) developing initiatives designed to optimize the flow of product through the Company's distribution channels, including its direct channel and its brick-and-mortar retail locations, including areas related to markdown optimization, size pack optimization and localized inventory planning, (iii) consolidating certain support functions into its brand services group, including Human Resources, Real Estate, Non-Merchandise Procurement, and Asset Protection, (iv) transitioning certain transaction processing functions within the brand services group to an independent third-party managed-service provider, and (v) optimizing its store fleet with the goal of reducing the number of under-performing stores through either rent reductions or store closures, in an effort to increase the overall profitability of the remaining store portfolio and convert sales from these stores into direct channel sales or to nearby store locations. Cost reductions achieved from the program have served to offset ongoing inflationary pressure and required reinvestment to support key incremental business initiatives. The Company realized cumulative annualized cost reductions of approximately $290 million from the Change for Growth program through the end of Fiscal 2019, substantially all of which are reflected in the results of our continuing operations. The Company currently expects that total annualized cost reductions from the program benefiting our continuing operations will exceed the original program target of $300 million.

The Company will continue to focus on identifying additional cost reduction opportunities to right-size the cost structure. As a result, in the third quarter of Fiscal 2019, we announced an incremental cost reduction target and on June 4, 2019, we actioned our initial round of savings towards achieving that target with the goal of realizing the majority of the anticipated savings in Fiscal 2020. We will continue to formulate plans and take actions to achieve the remainder of that target and look for additional opportunities. These opportunities represent a critical component of our enterprise transformation.

Omni-channel Expansion
We continue to invest in initiatives that support our omni-channel strategies. Over the last couple of years, we have continued to develop technology solutions which will allow our brands to (i) provide customers a seamless omni-channel shopping experience in-store and online, (ii) integrate our marketing efforts to increase in-store and online traffic, (iii) improve product availability and fulfillment efficiency and (iv) enhance our capability to analyze transaction data to support strategic decisions. Additionally, in Fiscal 2018, we expanded the functionality of our Riverside, California distribution center and it supports both our brick-and-mortar and direct channel operations.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Distribution and Fulfillment
Over the last few years, (i) our brands' distribution and fulfillment capabilities were centralized into our brick-and-mortar store distribution facility in Etna, Ohio and our direct channel fulfillment facility in Greencastle, Indiana which has resulted in increased processing efficiencies, and (ii) we entered into a lease agreement for a distribution center in Riverside, California to serve as the receiving and west coast distribution hub for merchandise sourced from Asia. In Fiscal 2018, we completed the expansion of our Riverside facility to include both brick-and-mortar and direct channel distribution, and we introduced direct fulfillment capability at our Etna facility to further increase our capacity in this growing channel. We continue to explore ways to optimize and leverage our integrated distribution network, which may include providing such services to third parties.

Sourcing
Our brands source their products through a variety of sourcing channels including our internal sourcing group and externally through third-party buying agents based mainly in Asia. Factors affecting the selection of sourcing channels include cost, speed-to-market, merchandise selection, vendor capacity and fashion trends. We continue to manage our relationships with vendors through our internal channel and with third-party buying agents to meet the needs of our brands.

Integration of ANN
In Fiscal 2018, we substantially completed our integration of ANN INC. ("ANN integration") into our existing operations. Total synergies and cost reductions related to the ANN integration, including amounts achieved from Fiscal 2016 through Fiscal 2019, were approximately $235 million, substantially all of which are reflected in the results of our continuing operations.
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

Summary of Financial Performance

Fiscal Period

As disclosed in Note 2 to the accompanying consolidated financial statements, we recognized an additional week in Fiscal 2018 as we conformed our fiscal calendar to that of the National Retail Federation.

Discontinued Operations

On May 6, 2019, the Company completed its sale of maurices. Effective upon the closing of the Transaction, ascena received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices. As the sale of maurices represented a major strategic shift, the Company's maurices business has been classified as a component of discontinued operations within the consolidated financial statements for all periods presented. Thus, the foregoing discussion of our results excludes maurices, which has been removed from the Value Fashion segment below, as discussed in Note 2 to the consolidated financial statements. In addition, shared expenses of $78 million, $96 million and $81 million for the fiscal years ended August 3, 2019, August 4, 2018 and July 29, 2017, respectively, which were previously allocated to maurices, have been reallocated to the remaining operating units.

Dressbarn Wind Down

As noted above, the Company has begun a wind down of its Dressbarn brand. The wind down is currently expected to be completed in the first half of Fiscal 2020. During Fiscal 2019, the Company recorded approximately $50 million of costs, primarily reflecting $26 million of severance costs as well as a non-cash impairment charge of approximately $20 million to write-down Dressbarn's

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

headquarters building to its fair market value. We also expect to record other closing costs during the first half of Fiscal 2020, primarily related to severance, inventory liquidation and closure of Dressbarn retail stores. Costs associated with the wind down, which could have a material impact on our results of operations and cash flows in the first half of Fiscal 2020, are expected to be paid from cash flows from operations, available cash, and to any extent required, availability from our revolving credit facility.

Goodwill and Other Indefinite-lived Intangible Asset Impairment Charges

The continued negative sales performance at our Plus Fashion segment, coupled with a significant decline in the Company's stock price, resulted in a conclusion that a triggering event had occurred in the third quarter of Fiscal 2019, thereby requiring us to test our goodwill and intangible assets for impairment. As a result of the assessment, we recorded non-cash impairment charges to write-down the carrying values of our Lane Bryant and Catherines trade name intangible assets to their fair values by $23.0 million and $2.0 million, respectively. In addition, we recognized goodwill impairment charges of $65.8 million and $49.3 million at the Lane Bryant and Catherines reporting units, respectively, to write-down the carrying values of the reporting units to their fair values. These impairment charges are more fully described in Note 5 to the accompanying consolidated financial statements.

Further, continued declines in the stock price and the fair value of the Company's Term Loan debt resulted in a conclusion that another triggering event occurred in the fourth quarter of Fiscal 2019, thereby requiring us to test our goodwill and intangible assets for impairment. As a result of the assessment, we recorded non-cash impairment losses to write-down the carrying values of our trade name intangible assets to their fair values as follows: $15.0 million of our Ann Taylor trade name, $60.3 million of our LOFT trade name, $14.0 million of our Lane Bryant trade name, $4.0 million of our Catherines trade name and $16.6 million of our Justice trade name. In addition, the Company recognized a goodwill impairment charge of $160.9 million at the Justice reporting unit to write-down the carrying value of the reporting unit to its fair value.

Inventory Update

We experienced increases in inventory levels at our Premium Fashion, Plus Fashion and Kids Fashion segments, reflecting a decline in trends at those segments compared to when inventory was bought. While our inventory balance at the end of Fiscal 2019 only increased by 2% over that of Fiscal 2018, the efforts throughout Fiscal 2019 to reduce the excess inventory levels had a negative impact on our gross margin as discussed below. Those efforts included closer monitoring of brand inventory levels and purchases in relation to underlying sales trends.

Summary and Key Developments

Operating highlights for Fiscal 2019 are as follows:

•	Comparable sales increased by 2%, reflecting increases at our Premium Fashion, Kids Fashion and Value Fashion segments offset in part by a decrease at our Plus Fashion segment;

•	Gross margin rate decreased by 240 basis points to 55.7% primarily as a result of higher markdown requirements needed to address elevated inventory levels, along with competitive pricing pressures;

•
Operating loss of $681.4 million compared to $88.9 million for the year-ago period, resulting primarily from the impairment of goodwill and other intangible assets and the decline in both net sales and gross margin; and

•	Loss from continuing operations per diluted share of $3.96 in Fiscal 2019, compared to $0.73 in Fiscal 2018.

Liquidity for Fiscal 2019 primarily reflected:

•	Cash flows provided by operations was $21.1 million, compared to $273.9 million in the year-ago period;

•
Cash flows provided by investing activities for Fiscal 2019 was $67.7 million, consisting primarily of net proceeds from the sale of maurices of $203.2 million, offset in part by capital expenditures of $136.5 million, compared to net cash used in investing activities of $134.2 million in the year-ago period; and

•
Cash flows provided by financing activities for Fiscal 2019 was $0.3 million, compared to net cash used in financing activities of $226.2 million in the year-ago period, consisting primarily of term loan repayments of $225.0 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Fiscal 2019 Compared to Fiscal 2018

The following table summarizes our operational results and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	$ Change	% Change
	(millions, except per share data)
Net sales	$5,493.4	$5,566.4	$(73.0)	(1.3)%

Cost of goods sold	(2,432.1)	(2,334.1)	(98.0)	(4.2)%
Cost of goods sold as % of net sales	44.3%	41.9%
Gross margin	3,061.3	3,232.3	(171.0)	(5.3)%
Gross margin as % of net sales	55.7%	58.1%
Other operating expenses:
Buying, distribution and occupancy expenses	(1,120.5)	(1,149.5)	29.0	2.5%
Buying, distribution and occupancy expenses as % of net sales	20.4%	20.7%
Selling, general and administrative expenses	(1,783.7)	(1,766.2)	(17.5)	(1.0)%
SG&A expenses as % of net sales	32.5%	31.7%
Restructuring and other related charges	(127.7)	(76.6)	(51.1)	(66.7)%
Impairment of goodwill	(276.0)	—	(276.0)	NM
Impairment of other intangible assets	(134.9)	—	(134.9)	NM
Acquisition and integration expenses	—	(5.4)	5.4	100.0%
Depreciation and amortization expense	(299.9)	(323.5)	23.6	7.3%
Total other operating expenses	(3,742.7)	(3,321.2)	(421.5)	(12.7)%
Operating loss	(681.4)	(88.9)	(592.5)	NM
Operating loss as % of net sales	(12.4)%	(1.6)%
Interest expense	(107.0)	(113.0)	6.0	5.3%
Interest and other income, net	3.4	1.6	1.8	NM
Loss on extinguishment of debt	—	(5.0)	5.0	100.0%
Loss from continuing operations before benefit for income taxes and loss from equity method investment	(785.0)	(205.3)	(579.7)	NM
Benefit for income taxes from continuing operations	14.5	62.3	(47.8)	(76.7)%
Effective tax rate (a)	1.8%	30.3%
Loss from equity method investment	(11.8)	—	(11.8)	NM
Loss from continuing operations	(782.3)	(143.0)	(639.3)	NM
Discontinued operations
Income from discontinued operations, net of taxes (b)	76.4	103.3	(26.9)	(26.0)%
Gain on disposal of discontinued operations, net of taxes (c)	44.5	—	44.5	NM
Net loss	$(661.4)	$(39.7)	$(621.7)	NM

Net (loss) income per common share - basic:
Continuing operations	$(3.96)	$(0.73)	$(3.23)	NM
Discontinued operations	0.61	0.53	0.08	NM
Total net loss per basic common share	$(3.35)	$(0.20)	$(3.15)	NM

Net (loss) income per common share - diluted:
Continuing operations	$(3.96)	$(0.73)	$(3.23)	NM
Discontinued operations	0.61	0.53	0.08	NM
Total net loss per diluted common share	$(3.35)	$(0.20)	$(3.15)	NM

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

_________

(a) Effective tax rate is calculated by dividing the Benefit for income taxes from continuing operations by the Loss from continuing operations before the benefit for income taxes.
(b) Income from discontinued operations is presented net of income tax expense of $21.8 million and $20.5 million for the fiscal years ended August 3, 2019 and August 4, 2018, respectively.
(c) Gain on sale of discontinued operations is presented net of income tax benefit of $4.0 million for the fiscal year ended August 3, 2019.
(NM) Not meaningful.

Net sales. Total net sales decreased by $73.0 million, or 1.3%, to $5,493.4 million. The Net sales decrease was attributable to the additional week for all four segments in Fiscal 2018, which contributed an incremental $94.8 million, and a decrease in non-comparable sales of $109.5 million, or 73.2%, to $40.0 million, reflecting a lower store count resulting from the Company's fleet optimization program. These items were partly offset by a 2% increase in comparable sales, as well as an increase in other revenues of $33.6 million, or 17.5%, to $225.3 million, primarily reflecting higher wholesale and shipping revenues.

Net sales data for our four operating segments is presented below.

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$2,415.1	$2,317.8	$97.3	4.2%
Plus Fashion	1,240.5	1,340.0	(99.5)	(7.4)%
Kids Fashion	1,079.1	1,100.0	(20.9)	(1.9)%
Value Fashion	758.7	808.6	(49.9)	(6.2)%
Total net sales	$5,493.4	$5,566.4	$(73.0)	(1.3)%

Comparable sales (a)(b)(c)				2%
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
(b) Incremental revenues of approximately $94.8 million due to the inclusion of the additional week in Fiscal 2018 are excluded from the calculation of comparable sales.

(c)
During the first quarter of Fiscal 2019 and the first nine months of Fiscal 2018, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation continued to be redeemed through October 2018. Comparable sales related to these transactions includes the transaction value in excess of the voucher value.

Premium Fashion net sales performance in Fiscal 2019 primarily reflected:

•	a 5% comparable sales increase of $36.6 million at Ann Taylor, and a 6% comparable sales increase of $92.9 million at LOFT;

•	a $15.7 million decline in non-comparable sales, comprised of:

–	a $13.2 million decline from 11 net Ann Taylor store closures, and

–	a $2.5 million decline from 3 net LOFT store closures;

•	a $24.6 million decline due to the inclusion of the additional week in the year-ago period; and

•	an $8.1 million increase in other revenues primarily reflecting higher shipping revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Plus Fashion net sales performance in Fiscal 2019 primarily reflected:

•	a 4% comparable sales decline of $37.3 million at Lane Bryant and a 6% comparable sales decline of $14.5 million at Catherines;

•	a $28.1 million decline in non-comparable sales, primarily comprised of:

–	a $20.2 million decline from 28 Lane Bryant store closures, and

–	a $7.9 million decline from 28 Catherines store closures;

•	a $20.7 million decline due to the inclusion of the additional week in the year-ago period; and

•	a $1.1 million increase in other revenues.

Kids Fashion net sales performance in Fiscal 2019 primarily reflected:

•	a 1% comparable sales increase of $12.5 million;

•	a $22.8 million decline in non-comparable sales primarily due to 21 Justice store closures;

•	a $35.1 million decline due to the inclusion of the additional week in the year-ago period; and

•	a $24.5 million increase in other revenues primarily due to higher wholesale revenue.

Value Fashion net sales performance in Fiscal 2019 primarily reflected:

•	a 1% comparable sales increase of $7.5 million;

•	a $42.9 million decline in non-comparable sales primarily due to 114 store closures;

•	a $14.4 million decline due to the inclusion of the additional week in the year-ago period; and

•	a $0.1 million decline in other revenues.

Gross margin. Gross margin, in terms of dollars, was primarily lower as a result of a decline in rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales. Gross margin rate is dependent upon a variety of factors, including brand sales mix, product mix, channel mix, the timing and level of promotional activities and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate decreased by 240 basis points to 55.7% in Fiscal 2019 resulting from lower margin at our Kids Fashion, Plus Fashion, and Premium Fashion segments, which were partially offset by increased margins at our Value Fashion segment. On a consolidated basis, the gross margin rate reduction reflects higher shipping costs of approximately $30 million across the segments as a result of an increased mix of direct channel sales, and increased promotional selling and markdown requirements. Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance declined by approximately 200 basis points, primarily reflecting increased promotional selling to address elevated inventory levels along with higher shipping costs related to increased direct channel penetration.

•
Plus Fashion gross margin rate performance declined by approximately 190 basis points, reflecting declines of 160 basis points and 280 basis points at Lane Bryant and Catherines, respectively, primarily reflecting higher levels of promotional selling and markdown requirements to clear under-performing inventory receipts, and higher shipping costs related to increased direct channel penetration.

•
Kids Fashion gross margin rate performance declined approximately 580 basis points as a result of significant promotional selling and markdown requirements to address elevated inventory levels and clear under-performing assortment categories, higher shipping costs related to increased direct channel penetration and a higher mix of lower margin wholesale revenue.

•
Value Fashion gross margin rate performance increased approximately 50 basis points primarily reflecting lower levels of promotional selling and markdowns versus the year-ago period. Markdowns in the year-ago period reflected significant charges for certain slow-turning product categories.

Buying, distribution and occupancy ("BD&O") expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

BD&O expenses decreased by $29.0 million, or 2.5%, to $1,120.5 million in Fiscal 2019. The reduction in expenses was driven by lower occupancy expenses resulting primarily from our fleet optimization program, which provided approximately $25 million of cost reductions during Fiscal 2019, and was partially offset by higher variable distribution costs related to the increased penetration of our direct channel business. BD&O expenses as a percentage of net sales decreased by 30 basis points to 20.4% in Fiscal 2019.

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

SG&A expenses increased by $17.5 million, or 1.0%, to $1,783.7 million in Fiscal 2019. The increase in SG&A expenses was primarily due to inflationary increases, higher marketing expenses, higher write-offs of store related fixed assets at the Plus Fashion segment, and the write-off of corporate-held fixed assets. These increases were offset in part by approximately $55 million in cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings, and the impact of the additional week recorded during Fiscal 2018 for all of the segments. SG&A expenses as a percentage of net sales increased by 80 basis points to 32.5% in Fiscal 2019.

Depreciation and amortization expense decreased by $23.6 million, or 7.3%, to $299.9 million in Fiscal 2019. The decrease was across all of our segments and was driven by a lower level of store-related fixed-assets, offset in part by incremental depreciation from capital investments.

Operating loss. Operating loss was $681.4 million for Fiscal 2019 compared to $88.9 million in Fiscal 2018 and is discussed on a segment basis below.

Operating results for our four operating segments are presented below.

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	$ Change	% Change
	(millions)
Operating loss:
Premium Fashion	$72.7	$102.3	$(29.6)	(28.9)%
Plus Fashion	(71.4)	0.6	(72.0)	NM
Kids Fashion	(42.4)	18.7	(61.1)	NM
Value Fashion	(101.7)	(128.5)	26.8	(20.9)%
Unallocated restructuring and other related charges	(127.7)	(76.6)	(51.1)	(66.7)%
Unallocated impairment of goodwill	(276.0)	—	(276.0)	NM
Unallocated impairment of other intangible assets	(134.9)	—	(134.9)	NM
Unallocated acquisition and integration expenses	—	(5.4)	5.4	100.0%
Total operating loss	$(681.4)	$(88.9)	$(592.5)	NM
_______
(NM) Not meaningful.
Premium Fashion operating income decreased by $29.6 million primarily due to a decline in gross margin rate and higher variable distribution costs, employee-related costs and marketing expenses, partially offset by an increase in comparable sales and lower store expenses associated with our fleet optimization program.
Plus Fashion operating results decreased by $72.0 million primarily due to a decline in comparable sales and gross margin rate, and higher write-downs of store-related fixed assets, offset in part by lower occupancy and store expenses associated with our fleet optimization program.
Kids Fashion operating results decreased by $61.1 million primarily due to a significantly lower gross margin rate, partially offset by an increase in comparable sales and lower operating expenses. Operating expense reductions were primarily driven by lower occupancy and store expenses associated with our fleet optimization program.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Value Fashion operating results improved by $26.8 million primarily due to an increase in comparable sales and in gross margin rate and a decrease in operating expenses, as discussed above. Operating expense reductions were primarily driven by lower occupancy and store expenses associated with our fleet optimization program.
Unallocated restructuring and other related charges reflects costs incurred under the transformational programs discussed earlier. Expenses of $127.7 million for Fiscal 2019 primarily included $38.6 million for professional fees, reflecting costs incurred in connection with the identification and implementation of transformation initiatives under the Change for Growth program and the Dressbarn wind down, $43.0 million related to severance and other related charges, reflecting severance associated with the cost reduction actions taken in the fourth quarter of Fiscal 2019 as well as severance related to the Dressbarn wind down, and $45.4 million of non-cash asset impairments, reflecting the write-down of the Dressbarn corporate headquarters as a result of the wind down and the write-down of a corporate-owned office building in Duluth, MN to fair market value as a result of the sale of maurices. The $76.6 million of unallocated restructuring and other related charges in Fiscal 2018 reflect $59.2 million for professional fees incurred in connection with the identification and implementation of transformation initiatives, $5.7 million of severance and other related expenses and asset impairments of $11.7 million reflecting decisions within the fleet optimization program to close under-performing stores as well as the write-down of a building.

Unallocated impairment of goodwill reflects the Fiscal 2019 write-down of the carrying values of the Lane Bryant, Catherines and Justice reporting units to their fair values as follows: $65.8 million at Lane Bryant, $49.3 million at Catherines, and $160.9 million at Justice. There was no impairment of goodwill recorded in Fiscal 2018.

Unallocated impairment of other intangible assets reflects the Fiscal 2019 write-down of the Company's trade name intangible assets to their fair values as follows: $15.0 million at Ann Taylor, $60.3 million at LOFT, $37.0 million of our Lane Bryant trade name, $6.0 million of our Catherines trade name and $16.6 million of our Justice trade name. There was no impairment of other intangible assets recorded in Fiscal 2018.

Unallocated acquisition and integration expenses of $5.4 million for Fiscal 2018 primarily reflected costs associated with the post-acquisition integration of ANN's distribution operations, including the closure of the former ANN distribution facility in Louisville, Kentucky, as well as the gain on the related sale of that facility, which occurred in Fiscal 2018. There were no such expenses during Fiscal 2019.
Interest expense decreased by $6.0 million to $107.0 million for Fiscal 2019, primarily caused by a lower average outstanding term loan balance as a result of repayments in the third and fourth quarters of Fiscal 2018, mostly offset by a higher interest rate on our variable rate term loan.

Loss on extinguishment of debt. In Fiscal 2018, the Company made repayments of $180.0 million which were applied towards future scheduled quarterly payments of the outstanding principal balance of the term loan debt, resulting in a $5.0 million pre-tax loss reflecting the acceleration of deferred financing fees. There was no such extinguishment in Fiscal 2019.

Benefit for income taxes from continuing operations represents federal, foreign, state and local income taxes. We recorded a benefit of $14.5 million in Fiscal 2019 on a pre-tax loss of $785.0 million, for an effective tax rate of 1.8%, which was lower than the statutory tax rate primarily due to non-deductible impairments of goodwill, a partial federal valuation allowance, and GILTI. In Fiscal 2018, we recorded a benefit of $62.3 million on a pre-tax loss of $205.3 million for a 30.3% effective tax rate, which reflects the provisional impact of recording the tax effects associated with the 2017 Act. This was offset by the impact of recording a valuation allowance on certain state deferred tax assets. Refer to Note 15 to the accompanying consolidated financial statements.

Loss from continuing operations increased by $639.3 million to $782.3 million in Fiscal 2019, primarily due to the impairment of goodwill and intangible assets, as well as lower operating results, both discussed above.

Loss from continuing operations per diluted common share was $3.96 per share in Fiscal 2019 compared to $0.73 per share in the year-ago period, primarily a result of an increase in the loss from continuing operations, as discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Fiscal 2018 Compared to Fiscal 2017

The following table summarizes our operational results and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	$ Change	% Change
	(millions, except per share data)
Net sales	$5,566.4	$5,617.3	$(50.9)	(0.9)%

Cost of goods sold	(2,334.1)	(2,333.4)	(0.7)	—%
Cost of goods sold as % of net sales	41.9%	41.5%
Gross margin	3,232.3	3,283.9	(51.6)	(1.6)%
Gross margin as % of net sales	58.1%	58.5%
Other operating expenses:
Buying, distribution and occupancy expenses	(1,149.5)	(1,138.5)	(11.0)	(1.0)%
Buying, distribution and occupancy expenses as % of net sales	20.7%	20.3%
Selling, general and administrative expenses	(1,766.2)	(1,794.2)	28.0	1.6%
SG&A expenses as % of net sales	31.7%	31.9%
Restructuring and other related charges	(76.6)	(78.1)	1.5	1.9%
Impairment of goodwill	—	(489.1)	489.1	100.0%
Impairment of other intangible assets	—	(728.1)	728.1	100.0%
Acquisition and integration expenses	(5.4)	(39.4)	34.0	86.3%
Depreciation and amortization expense	(323.5)	(350.8)	27.3	7.8%
Total other operating expenses	(3,321.2)	(4,618.2)	1,297.0	28.1%
Operating loss	(88.9)	(1,334.3)	1,245.4	93.3%
Operating loss as % of net sales	(1.6)%	(23.8)%
Interest expense	(113.0)	(102.2)	(10.8)	NM
Interest and other income, net	1.6	1.0	0.6	NM
Loss on extinguishment of debt	(5.0)	—	(5.0)	NM
Loss from continuing operations before benefit for income taxes	(205.3)	(1,435.5)	1,230.2	85.7%
Benefit for income taxes from continuing operations	62.3	367.5	(305.2)	83.0%
Effective tax rate (a)	30.3%	25.6%
Loss from continuing operations	(143.0)	(1,068.0)	925.0	86.6%
Income (loss) from discontinued operations, net of tax (b)	103.3	0.7	102.6	NM
Net loss	$(39.7)	$(1,067.3)	$1,027.6	96.3%

Net (loss) income per common share - basic:
Continuing operations	$(0.73)	$(5.48)	$4.75	86.7%
Discontinued operations	0.53	—	0.53	NM
Total net loss per basic common share	$(0.20)	$(5.48)	$5.28	96.4%

Net (loss) income per common share - diluted:
Continuing operations	$(0.73)	$(5.48)	$4.75	86.7%
Discontinued operations	0.53	—	0.53	NM
Total net loss per diluted common share	$(0.20)	$(5.48)	$5.28	96.4%
_________

(a) Effective tax rate is calculated by dividing the Benefit for income taxes from continuing operations by the Loss from continuing operations before the benefit for income taxes.
(b) Income from discontinued operations is presented net of income tax expense of $20.5 million and $20.6 million for the fiscal years ended August 4, 2018 and July 29, 2017, respectively.
(NM) Not meaningful.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net sales. Net sales decreased by $50.9 million, or 0.9%, to $5,566.4 million in Fiscal 2018. The decline in net sales primarily reflected a 2% decline in comparable sales that mainly resulted from an 11.9% decline in net sales at our Value Fashion segment, as well as product assortment challenges during the first half of Fiscal 2018 experienced by the Premium Fashion segment, which returned to positive comparable sales performance in the second half of Fiscal 2018. Non-comparable sales declined by $70.5 million, or 47.0%, to $79.6 million, as discussed on a segment basis below. Other revenues increased by $6.3 million, or 3.4%, to $191.7 million. Net sales for all four segments also included incremental revenues of $94.8 million due to the inclusion of the additional week in Fiscal 2018 as previously discussed.

Net sales data for our four operating segments is presented below.

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$2,317.8	$2,322.6	$(4.8)	(0.2)%
Plus Fashion	1,340.0	1,353.9	(13.9)	(1.0)%
Kids Fashion	1,100.0	1,023.1	76.9	7.5%
Value Fashion	808.6	917.7	(109.1)	(11.9)%
Total net sales	$5,566.4	$5,617.3	$(50.9)	(0.9)%

Comparable sales (a)(b)(c)				(2)%
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
(b) Incremental revenues of $94.8 million due to the inclusion of the additional week in Fiscal 2018 are excluded from the calculation of comparable sales.
(b) During Fiscal 2018, vouchers distributed in the first quarter of Fiscal 2018 in connection with the Justice pricing litigation began to be redeemed. Comparable sales related to these transactions includes the transaction value in excess of the voucher value.

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

•	a $24.6 million increase due to the inclusion of the additional week period; and

•	a $10.3 million increase in other revenues primarily related to higher gift card breakage and higher credit revenue.

Plus Fashion net sales performance in Fiscal 2018 primarily reflected:

•	a 1% comparable sales decline of $7.9 million at Lane Bryant and a 3% comparable sales decline of $9.6 million at Catherines;

•	an $11.0 million decline in non-comparable sales at Lane Bryant due to 15 net store closures and a $7.0 million decline in non-comparable sales at Catherines due to 11 net store closures;

•	a $20.7 million increase due to the inclusion of the additional week period; and

•	a $0.9 million increase in other revenues.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Kids Fashion net sales performance in Fiscal 2018 primarily reflected:

•	a 7% comparable sales increase of $67.4 million;

•	a $21.7 million decline in non-comparable sales primarily due to 53 net store closures;

•	a $35.1 million increase due to the inclusion of the additional week period; and

•	a $3.9 million decline in other revenues primarily due to lower wholesale revenue.

Value Fashion net sales performance in Fiscal 2018 primarily reflected:

•	a 10% comparable sales decline of $86.8 million;

•	a $35.7 million decline in non-comparable sales due to 49 store closures;

•	a $14.4 million increase due to the inclusion of the additional week period; and

•	a $1.0 million decline in other revenues.

Gross margin. Gross margin, in terms of dollars, decreased as a result of the decline in comparable sales as well as a decline in gross margin rate. Gross margin rate, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales, decreased by 40 basis points to 58.1% in Fiscal 2018. Improved performance at our Plus Fashion and Kid Fashion segments was offset by declines at our Premium Fashion and Value Fashion segments. On a consolidated basis, gross margin reflects higher shipping costs of approximately $40 million across the segments as a result of an increased mix of direct channel sales and higher air freight costs, offset by the realization of approximately $35 million in synergies and cost reduction benefits achieved from product sourcing and transportation costs.

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

•
Value Fashion gross margin rate performance declined approximately 280 basis points, resulting from higher markdown requirements to maintain appropriate inventory levels, a higher level of promotional selling due to lower than expected customer demand, and higher shipping costs related to the increased direct channel penetration.

Buying, distribution and occupancy ("BD&O") expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses increased by $11.0 million, or 1.0%, to $1,149.5 million in Fiscal 2018. Higher buying costs and variable distribution costs related to the increased penetration of our direct channel business were partly offset by lower occupancy expenses related to our fleet optimization program, which provided approximately $15 million of cost reductions during Fiscal 2018. BD&O expenses as a percentage of net sales increased 40 basis points to 20.7% in Fiscal 2018, primarily due to the de-leveraging effect of lower comparable sales.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

SG&A expenses decreased by $28.0 million, or 1.6%, to $1,766.2 million in Fiscal 2018. The decrease in SG&A expenses was primarily due to $110 million in synergies and cost reduction initiatives, mainly reflecting headcount and non-merchandise procurement savings. Also contributing to the decrease were lower store expenses, resulting from the fleet optimization program, and lower performance-based compensation. These items were offset in part by inflationary increases, higher write-downs of store related fixed assets, primarily at the Value Fashion segment, and the impact of the additional week in Fiscal 2018 recorded for all segments. SG&A expenses as a percentage of net sales decreased by 20 basis points to 31.7% in Fiscal 2018, and reflects the impact of the reduced expenses, offset in part by the de-leveraging effect of lower comparable sales.

Depreciation and amortization expense decreased by $27.3 million, or 7.8%, to $323.5 million in Fiscal 2018. The decrease was primarily due to a reduction in store count resulting from our fleet optimization program, offset in part by incremental depreciation from capital investments.

Operating loss. Operating loss was $88.9 million for Fiscal 2018 compared to $1,334.3 million for Fiscal 2017 and is discussed on a segment basis below.

Operating results for our four operating segments is presented below.

	Fiscal Years Ended
	August 4, 2018	July 29, 2017	$ Change	% Change
	(millions)
Operating loss:
Premium Fashion	$102.3	$129.6	$(27.3)	(21.1)%
Plus Fashion	0.6	(12.7)	13.3	NM
Kids Fashion	18.7	(60.5)	79.2	NM
Value Fashion	(128.5)	(56.0)	(72.5)	NM
Unallocated restructuring and other related charges	(76.6)	(78.1)	1.5	(1.9)%
Unallocated impairment of goodwill	—	(489.1)	489.1	NM
Unallocated impairment of other intangible assets	—	(728.1)	728.1	NM
Unallocated acquisition and integration expenses	(5.4)	(39.4)	34.0	86.3%
Total operating loss	$(88.9)	$(1,334.3)	$1,245.4	93.3%
_______
(NM) Not meaningful.
Premium Fashion operating income decreased by $27.3 million as a result of lower gross margin, as discussed above, and higher operating expenses. The operating expense increase was primarily caused by higher BD&O expense reflecting increased penetration of our direct channel business.
Plus Fashion operating income increased by $13.3 million as a result of an increase in the gross margin rate, as discussed above, and a decrease in SG&A expenses, which were offset in part by higher BD&O expenses and a decrease in comparable sales, also discussed above. The higher BD&O expenses primarily reflected the increased penetration of our direct channel business. SG&A expense reductions were primarily driven by a decrease in administrative payroll costs, lower marketing expenses, and other cost reductions associated with the Change for Growth program.
Kids Fashion operating income increased by $79.2 million as a result of an increase in comparable sales and gross margin rate, as discussed above, as well as lower SG&A expenses. SG&A expense reductions were primarily driven by lower store expenses associated with our fleet optimization program, lower marketing expenses and a decrease in administrative payroll costs mainly associated with the Change for Growth program.

Value Fashion operating results decreased by $72.5 million as a result of lower comparable sales and gross margin rate, as discussed above, and an increase in SG&A expenses, which were offset in part by lower BD&O expenses. The higher SG&A expenses primarily reflect higher non-cash charges to write-down store-related fixed assets as previously discussed, offset in part by a decrease in administrative payroll costs mainly associated with the Change for Growth program. The lower BD&O expenses primarily reflect lower occupancy expenses associated with our fleet optimization program.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Unallocated restructuring and other related charges reflect costs incurred under the Change for Growth program. Expenses of $76.6 million for Fiscal 2018 included $59.2 million for professional fees incurred in connection with the identification and implementation of the transformation initiatives, $5.7 million of severance and other related expenses, and asset impairments of $11.7 million reflecting the closure of certain under-performing stores as well as the write-down of a building. The $78.1 million of unallocated restructuring and other related charges in Fiscal 2017 primarily reflect $30.8 million of severance and other related expenses, $12.7 million for charges related to the fleet optimization program and $33.4 million for professional fees incurred in connection with the identification and implementation of transformation initiatives.

Unallocated impairment of goodwill reflects the Fiscal 2017 write-down of the carrying values of the reporting units to their fair values and is included in our operating segments as follows: $428.9 million at our Premium Fashion segment and $60.2 million at our Plus Fashion segment. There was no unallocated impairment of goodwill in Fiscal 2018.

Unallocated impairment of other intangible assets reflects the Fiscal 2017 write-down of our trade name intangible assets to their fair values as follows: $210.0 million of our Ann Taylor trade name, $356.3 million of our LOFT trade name and $161.8 million of our Lane Bryant trade name. There was no unallocated impairment of other intangible assets in Fiscal 2018.

Unallocated acquisition and integration expenses of $5.4 million for Fiscal 2018 primarily reflected costs associated with the post-acquisition integration of ANN's distribution operations, including the closure of the former ANN distribution facility in Louisville, Kentucky, as well as the gain on the related sale of that facility, which occurred in Fiscal 2018. The $39.4 million of unallocated acquisition and integration expenses in Fiscal 2017 represents costs related to the ANN Acquisition consisting of $14.3 million of severance and retention costs, $8.0 million of settlement charges and professional fees related to the termination of the pension plan acquired in the ANN Acquisition, and $17.1 million of other costs associated with the post-acquisition integration of ANN's operations.

Interest expense increased by $10.8 million to $113.0 million for Fiscal 2018, primarily due to a higher interest rate on our term loan.

Loss on extinguishment of debt. During Fiscal 2018, the company made repayments of $180.0 million which were applied towards future scheduled quarterly payments of the outstanding principal balance of the term loan debt, resulting in a $5.0 million pre-tax loss reflecting the acceleration of deferred financing fees.

Benefit for income taxes from continuing operations represents federal, foreign, state and local income taxes. We recorded a benefit of $62.3 million in Fiscal 2018 on a pre-tax loss of $205.3 million, for an effective tax rate of 30.3%, which reflects the provisional impact of recording the tax effects associated with the 2017 Act. This was offset by the impact of recording a valuation allowance on certain state deferred tax assets and accounting for the tax effects of share-based compensation. In Fiscal 2017, we recorded a benefit of $367.5 million on a pre-tax loss of $1,435.5 million for a 25.6% effective tax rate. The effective annual tax rate for Fiscal 2017 is lower than the statutory federal and state tax rate primarily because $489.1 million of the impairment of goodwill is non-deductible for income tax purposes and is treated as a permanent difference. Refer to Note 15 to the accompanying consolidated financial statements.

Loss from continuing operations decreased by $925.0 million to $143.0 million in Fiscal 2018, primarily due to the impairment of goodwill and other intangible assets, net of the related income tax benefit, recorded in the year-ago period as discussed above.

Loss from continuing operations per diluted common share was $0.73 per share in Fiscal 2018 compared to $5.48 per share in the year-ago period due to lower net loss discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Fiscal 2019 Compared to Fiscal 2018

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018
	(millions)
Cash flows provided by operating activities	$21.1	$273.9
Cash flows provided by (used in) investing activities	67.7	(134.2)
Cash flows provided by (used in) financing activities	0.3	(226.2)
Net increase (decrease) in cash and cash equivalents	$89.1	$(86.5)

Cash flows provided by operating activities. Net cash provided by operating activities was $21.1 million for Fiscal 2019, compared with $273.9 million during the year-ago period. Cash flows from operations was lower during Fiscal 2019 primarily due to higher net loss before non-cash expenses and higher working capital outflows, primarily related to timing of payments for inventory and other operating expenses, offset in part by favorable timing of store rent expense payments.

Cash flows provided by (used in) investing activities. Net cash provided by investing activities for Fiscal 2019 was $67.7 million, compared with cash used in investing activities of $134.2 million for the year-ago period. Net cash provided by investing activities in Fiscal 2019 consisted primarily of net proceeds from the sale of maurices of $203.2 million, offset in part by capital expenditures of $136.5 million. Net cash used in investing activities in the year-ago period was $134.2 million, consisting primarily of capital expenditures of $186.3 million, offset in part by $52.1 million of proceeds from the sale of assets, which substantially reflects the redemption of the cash surrender value on certain company-owned life insurance policies.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $0.3 million during Fiscal 2019. Net cash used in financing activities was $226.2 million during the year-ago period, consisting primarily of principal repayments of our term loan debt.

Fiscal 2018 Compared to Fiscal 2017

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	August 4, 2018	July 29, 2017
	(millions)
Cash flows provided by operating activities	$273.9	$343.6
Cash flows used in investing activities	(134.2)	(269.7)
Cash flows used in financing activities	(226.2)	(120.9)
Net decrease in cash and cash equivalents	$(86.5)	$(47.0)

Cash flows provided by operating activities. Net cash provided by operating activities was $273.9 million for Fiscal 2018, compared with $343.6 million during Fiscal 2017. Cash provided by operations was lower during Fiscal 2018 primarily due to lower net income before non-cash expenses and higher working capital outflows, primarily related to timing of payments for store rent expense.

Cash flows used in investing activities. Net cash used in investing activities for Fiscal 2018 was $134.2 million, compared with $269.7 million for Fiscal 2017. Net cash used in investing activities in Fiscal 2018 consisted primarily of capital expenditures of $186.3 million, offset in part by $52.1 million of proceeds from the sale of assets, which substantially reflects the redemption of

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

the cash surrender value on certain company-owned life insurance policies. Net cash used in investing activities in Fiscal 2017 was $269.7 million, consisting primarily of capital expenditures of $258.1 million and the purchase of an intangible asset of $11.6 million.

Cash flows used in financing activities. Net cash used in financing activities was $226.2 million during Fiscal 2018, consisting primarily of $225.0 million of principal repayments of our term loan debt. Net cash used in financing activities was $120.9 million during Fiscal 2017, consisting primarily of principal repayments of our term loan debt.

Capital Spending

In Fiscal 2019, we had $136.5 million in capital expenditures, which included spending for capital investments primarily including initiatives identified with the Change for Growth program as well as routine spending in connection with our digital initiatives, infrastructure, and our retail store network. The most significant initiatives are described below.

During Fiscal 2019, we continued to invest in initiatives that support our omni-channel capability as well as initiatives aimed at improving product availability and fulfillment efficiency to enhance our capability to analyze transaction data to support more effective product and marketing decisions. Lastly, in connection with the Change for Growth program, we spent approximately $35 million in Fiscal 2019 on projects to improve operational efficiency and enhance our customer-facing capabilities.
For Fiscal 2020, we expect a significant reduction in the level of capital spending reflecting the end of the Change for Growth program and fewer new store openings. As a result of those changes, we expect that total capital spending in Fiscal 2020 will be in the range of $80-$100 million. Our capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company's Amended Revolving Credit Agreement which is defined and discussed below.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, remaining availability under our Amended Revolving Credit Agreement after taking into account outstanding borrowings, letters of credit (inclusive of the collateral limitation), proceeds from the sale of assets, such as the disposition of maurices, and available cash and cash equivalents. As of August 3, 2019, we had $396.5 million of availability under the Amended Revolving Credit Agreement.

These sources of liquidity are used to fund our ongoing cash requirements, such as inventory purchases and other changes in working capital requirements, retail store expansion, construction and renovation of stores, investment in technological and supply chain infrastructure, acquisitions, debt service, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities.

In addition to the ongoing cash requirements, those sources of liquidity will also be used to fund the announced wind down of our Dressbarn operations which is expected to result in the payment of severance related benefits, as well as other closing costs, primarily related to the closing of our retail stores. Such payments could be significant and have a material effect on our cash flows from operations. Further, as the Company identifies additional cost reduction opportunities, costs associated with those actions may have a material impact on our cash flows from operations. Lastly, it will also fund the payments to former members of management under the Company's deferred compensation program, as well as severance payments to employees impacted by the job eliminations in the fourth quarter of Fiscal 2019. Management believes that cash flows from operations at anticipated levels and our existing sources of liquidity described above will be sufficient to support our operating needs, costs associated with our transformation initiatives, capital requirements and our debt service requirements for at least the next twelve months.

As of August 3, 2019, we had cash and cash equivalents of $328.0 million, approximately $33 million, or 10%, which was held overseas by our foreign subsidiaries. We continue to evaluate various alternatives for our remaining foreign held cash balances and will repatriate any excess cash balances as necessary.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Debt

For a detailed description of the terms and restrictions under our amended and restated revolving credit agreement dated February 27, 2018 (the "Amended Revolving Credit Agreement") and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 10 to the accompanying consolidated financial statements.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. We were in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of August 3, 2019. The Amended Revolving Credit Agreement extends the maturity of the Company's revolving credit facility from August 2020 to the earlier of (i) 5 years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loan (unless (a) the outstanding principal amount of the Term Loans is $150 million or less and (b) the Company maintains liquidity, as defined in the Amended Revolving Credit Agreement (which can include (1) availability under the revolving credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility) in an amount equal to the outstanding principal amount of the remaining Term Loan, as described in more detail in Note 10 to the accompanying consolidated financial statements. We believe the remaining availability under our Amended Revolving Credit Agreement, as amended on September 20, 2019 and described in Note 22 to the accompanying consolidated financial statements, after taking into account outstanding borrowings, letters of credit (inclusive of the collateral limitation), together with cash flows generated from our operations at anticipated levels, proceeds from the sale of assets, such as the disposition of maurices, and available cash and cash equivalents will provide sufficient liquidity to continue to support our operating needs, costs associated with our transformational initiatives and capital requirements for at least the next twelve months.

Term Loan

In Fiscal 2018, we repaid a total of $225.0 million of Term Loan debt of which $180.0 million was applied to future quarterly scheduled payments such that we are not required to make our next quarterly payment of $22.5 million until November of calendar 2020. We may from time to time seek to repay or purchase our outstanding debt through open market transactions, privately negotiated transactions, or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

Additionally, we expect to incur cash interest expense of approximately $93 million on the Term Loan in Fiscal 2020 based on the outstanding balance and interest rates in effect as of August 3, 2019. Such interest and principal payments are expected to be funded with our cash flows from operations and available cash and cash equivalents.

Common Stock Repurchase Program

There were no purchases of common stock during Fiscal 2019, Fiscal 2018 or Fiscal 2017 under the repurchase program. For a complete description of our 2016 Stock Repurchase Program, see Note 17 to the accompanying consolidated financial statements.

We may from time to time repurchase shares under the repurchase program depending on our liquidity requirements and prevailing market conditions, subject to any restrictions under our debt agreements, among other factors.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS

Firm Commitments

The following table summarizes certain of our aggregate contractual obligations as of August 3, 2019, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund the firm commitments with operating cash flows generated in the normal course of business, available cash and cash equivalents and, availability under the Amended Revolving Credit Agreement, as required.

	Payments Due by Period
Contractual Obligations	Fiscal 2020	Fiscal 2021- 2022	Fiscal 2023- 2024	Fiscal 2025 and Thereafter	Total
	(millions)
Long-term debt	$—	$156.5	$1,215.0	$—	$1,371.5
Interest payments on long-term debt	93.2	175.9	6.4	—	275.5
Operating leases	462.0	727.7	415.3	563.3	2,168.3
Inventory purchase commitments	635.8	—	—	—	635.8
Other commitments	44.7	24.9	5.8	1.1	76.5
Total	$1,235.7	$1,085.0	$1,642.5	$564.4	$4,527.6

The following is a description of our material, firmly committed contractual obligations as of August 3, 2019:

•	Long-term debt represents contractual payments of outstanding borrowings under our borrowing agreements as of August 3, 2019.

•
Interest payments on long-term debt represent interest payments related to our borrowing agreements. Interest payments on our Term Loan were calculated based on the interest rates in effect as of August 3, 2019 and the estimated outstanding balance, giving effect to the contractual repayments in future periods. Interest payments on our Amended Revolving Credit Agreement, if any, were calculated based on the outstanding balance and the interest rates in effect as of August 3, 2019, as if the borrowings remain outstanding until repayment is required at expiration in February 2023.

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

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $72.8 million as of August 3, 2019. This liability for unrecognized tax benefits has been excluded from the above table because we cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) non-debt related amounts included in current liabilities in the consolidated balance sheet as of August 3, 2019, as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as the term is used herein (e.g., deferred taxes and other miscellaneous items).

We also have certain contractual arrangements that would require us to make payments if certain circumstances occur. See Notes 16 and 19 to the accompanying consolidated financial statements for a description of our contingent commitments not included in the above table, including obligations under employment agreements.

Off-Balance Sheet Arrangements

Our off-balance sheet firm commitments, which include outstanding letters of credit, amounted to approximately $43.5 million as of August 3, 2019. We do not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our operational results, financial condition and cash flows.

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

Foreign Currency Risk Management

We currently do not have any significant risks related to the fluctuation of foreign currency exchange rates. Purchases of inventory for resale in our retail stores and direct channel operations normally are transacted in U.S. dollars. In addition, our 100% owned international retail operations represent approximately 2% of our consolidated revenues for Fiscal 2019.

Interest Rate Risk Management

As of August 3, 2019, we had $1,371.5 million in variable-rate debt outstanding under our borrowing agreements. To protect against future increases in interest rates, on March 22, 2019, we entered into an interest rate swap contract, which was designated as a cash flow hedge. This interest rate swap became effective on March 29, 2019. It has a notional principal amount of $600.0 million, a swap rate of 2.35%, and matures on March 31, 2021. We remain subject to changes in interest rates for the remaining portion of our variable-rate debt not covered by the interest rate swap contract. For each 0.125% increase or decrease in interest rates, our interest expense would increase or decrease by approximately $1.0 million, and net income would decrease or increase, respectively, by approximately $0.7 million. See Note 10 to the accompanying consolidated financial statements for a summary of the terms and conditions of our borrowing agreements and Note 13 for a summary of the terms of our interest rate swap.

Investment Risk Management

As of August 3, 2019, we had cash and cash equivalents of $328.0 million. We maintain cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents on deposit at overseas financial institutions as well as FDIC-insured financial institutions that were in excess of FDIC-insured limits at the end of Fiscal 2019. This represents a concentration of credit risk. While there have been no losses recorded on deposits of cash and cash equivalents to date, there can be no assurance that we will not experience losses on our deposits in the future.

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

We continuously review inventory levels to identify slow-moving merchandise and markdowns necessary to clear slow-moving merchandise, which reduces the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative and qualitative factors, including current pricing levels and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions. Estimates of markdown requirements may differ from actual results due to changes in quantity, quality and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions. Our historical estimates of these costs and the markdown provisions have not differed materially from actual results.

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

The assessment is performed at the reporting unit level. Through the third quarter of Fiscal 2019, the reporting units identified for the purpose of goodwill impairment assessment, after considering the economic aggregation criteria, were ANN, Justice, Lane Bryant, Dressbarn and Catherines.  During the fourth quarter, the Company determined that several discrete events had occurred which changed the manner in which the business was expected to be managed going forward.  The sale of maurices, the announced wind down of the Dressbarn brand, as well as changes in senior management, including the appointment of a new Chief Operating Decision Maker (“CODM”), all occurred in the fourth quarter of Fiscal 2019.  After considering the impact of all these changes, the Company concluded that its new management was beginning to request more discrete operating information related to its Ann Taylor and LOFT businesses, which are components of the Premium Fashion segment.  Therefore, since new management, which included the Company's chief operating decision maker, was beginning to look at the components separately, and beginning to make decisions and allocate resources on that basis, the Company concluded that these components meet the definition of separate operating segments.  Given that the determination of a reporting unit for purposes of goodwill impairment testing cannot be at a level higher than the operating segment, the Company determined that Ann Taylor and LOFT now meet the definition of separate operating segments and therefore goodwill has been separately allocated to these two units and tested for impairment as part of the fourth quarter impairment test.

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

As a result of lower forecasted revenue assumptions over the projection period, partially offset by the impact of estimated cost reductions resulting from the Change for Growth Program (refer to the Overview section of this MD&A for a detailed discussion), the Company recognized an impairment loss of $25.0 million to write-down the carrying values of its trade name intangible assets as follows: $23.0 million of our Lane Bryant trade name and $2.0 million of our Catherines trade name. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). In addition, the Company recognized a goodwill impairment charge of $115.1 million as follows: $65.8 million at the Lane Bryant reporting unit and $49.3 million at the Catherines reporting unit to write-down the carrying values of the reporting units (based on the revised carrying value after deducting the trade name impairments discussed above) to their fair values.

Significant assumptions underlying the discounted cash flows included: a weighted average cost of capital ("WACC") of 15.0% for Lane Bryant and 14.0% for Catherines which was determined from relevant market comparisons and adjusted for specific risks; operating income margin of low single-digits and a terminal growth rate of 2%. Changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in the WACC rate would increase/decrease the fair value by approximately $2 million at Lane Bryant and have no effect at Catherines. A hypothetical 1% change in the operating income margin percentages in all periods would increase/decrease the fair value by approximately $50 million at Lane Bryant and approximately $15 million at Catherines. Finally, a hypothetical 1% change in the terminal growth rate would increase/decrease the fair value by approximately $1 million at Lane Bryant and have no effect at Catherines. Any changes in fair value resulting from changes in the assumptions discussed above would increase/decrease the impairment charges of the respective trade name. However, since the goodwill balances have been written down to zero, changes in the underlying assumptions discussed above would have had no impact on the Catherines goodwill impairment and may have resulted in a decrease in the goodwill impairment charge at Lane Bryant.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Fiscal 2019 Year-End Impairment Assessment

The Company performed its regular annual assessment at the beginning of the fourth quarter and did not note any impairment of goodwill or intangible assets as it had just completed the Interim Test. However, during the fourth quarter of Fiscal 2019, the Company's stock price again declined significantly, dropping from the price used in the Interim Test of $1.20 to a value of $0.33 at the end of Fiscal 2019. This decline, coupled with a decline in the fair value of the Company's Term Loan, as defined herein, led the Company to conclude that the items represented further impairment indicators which again required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of Fiscal 2019 (the "Year-End Test").

The Year-End Test was determined with the assistance of an independent valuation firm using the same methodologies as the Interim Test. While the actual cash flows achieved in the fourth quarter of Fiscal 2019 differed from the projected Fiscal 2019 cash flows used in the Interim Test, the Company concluded that the primary difference arose from differences in gross margin rate, which resulted from the excess inventory positions previously noted herein. As a result, the Company concluded that the changes did not impact the cash flow estimates used for the future years, therefore the cash flow projections underlying the Year-End Test were substantially the same as those used in the Interim Test. The primary driver of the change in value was the change in the discount rate assumption. In the Interim Test, the discount rate ranged from 14%-15%. However, because of further declines in the Company's stock price and the fair value of the Company's debt, the discount rates used in the Year-End Test ranged from 27% for ANN and 29% for the other units. Other key assumptions included operating income margin ranging from low single-digits to low double-digits and a terminal growth rate of 2%.

Additionally, as a result of identifying that Ann Taylor and LOFT were additional reporting units, we performed an initial test on those units utilizing a similar approach as that used for the ANN test described above. The discount rates used were 27% for LOFT and 28% for Ann Taylor.

While the fair value of the LOFT reporting unit significantly exceeded its carrying value in the Year-End test, the fair value of the Ann Taylor reporting unit exceeded its carrying value by approximately 10%. Additionally, as a result of the significantly higher discount rate compared to the Interim Test, the Company recognized impairment losses to write-down the carrying values of its trade name intangible assets to their fair values as follows: $15.0 million of our Ann Taylor trade name, $60.3 million of our LOFT trade name, $14.0 million of our Lane Bryant trade name, $4.0 million of our Catherines trade name and $16.6 million of our Justice trade name. In addition, the Company recognized a goodwill impairment charge of $160.9 million at the Justice reporting unit to write-down the carrying values of the reporting units to their fair values.

Other

If we continue to experience sustained periods of unexpected declines or shifts in consumer spending, or fail to realize the anticipated benefits of the cost reduction initiatives, it could adversely impact the long-term assumptions used in our Interim Test and Year-End Test. Such trends may also have a negative impact on some of the other key assumptions used in the Interim Test and Year-End Test, including anticipated operating income margin as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. In addition, further declines in the Company's stock price, or the fair value of its Term Loan debt, could cause declines in the weighted average cost of capital rate. Such changes, if material, may require us to incur additional impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods, including at the Ann Taylor reporting unit. As an example, the impact of a hypothetical 1% reduction in the operating income percentage in all periods would decrease the fair value of Justice by approximately $35 million and the fair value of Ann Taylor by approximately $25 million. If that were to occur, the fair value of the Ann Taylor reporting unit would be less than its carrying value and would result in an impairment of goodwill.

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

During Fiscal 2019, Fiscal 2018 and Fiscal 2017, we recorded total non-cash impairment charges within continuing and discontinued operations of $85.8 million, $49.2 million and $35.6 million, respectively, to reduce the net carrying value of certain long-lived tangible assets to their estimated fair value. Of these amounts, $46.5 million, $12.8 million and $12.7 million in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, are included within Restructuring and other related charges in the consolidated statements of operations. There have been no impairment losses recorded on our finite-lived intangible assets for any of the periods presented. See Notes 6 and 8 to the accompanying consolidated financial statements for a further discussion of impairments of long-lived assets.

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

Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. This determination requires significant judgment by management. Tax valuation allowances are analyzed quarterly and adjusted as events occur, or circumstances change, that warrant adjustments to those balances. We have evaluated the available positive and negative evidence and have concluded that, for a portion of our deferred tax asset, it is more likely than not that it will not be realized in the foreseeable future. A valuation allowance is a non-cash charge, which does not eliminate the deferred tax asset but instead reduces the benefit we expect to realize from it in the future.

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

As previously mentioned, in the fourth quarter of Fiscal 2019, the Company sold its maurices subsidiary.  Effective upon the closing of the Transaction, the Company received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices through its investment in Viking, consisting of interests in Viking preferred and common stock.  The determination of our estimated tax gain on sale required significant analysis of historic information to determine its tax basis.  We utilized historic information and certain judgments, which we believe were reasonable, in order to estimate the tax impact arising from the sale of maurices.

In December 2017, the 2017 Tax Cuts and Jobs Act (the "2017 Act") was signed into law. The 2017 Act makes broad and complex changes to the U.S. tax code that affected the Company in Fiscal 2018 and beyond. Determinations made in applying the 2017 Act require significant judgment by management and the Company believes it made reasonable estimates in recording provisional amounts during Fiscal 2019 and Fiscal 2018. In that regard, the SEC staff issued Staff Accounting Bulletin Number 118 ("SAB 118"), which provided guidance on accounting for the tax effects of the 2017 Act. SAB 118 provided a measurement period that should not extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). That period expired during the second quarter of Fiscal 2019. During the second quarter of Fiscal 2019, the Company completed its accounting for the impact of the 2017 Act and increased its Fiscal 2018 estimate of the one-time federal and state transition tax by $2.3 million to $26.9 million and by $0.2 million to $0.9 million, respectively. See Note 15 to the accompanying consolidated financial statements for further discussion.

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

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Ascena Retail Group, Inc. and subsidiaries are filed together with this report, as indexed on page F-1 of this Annual Report on Form 10-K and incorporated by reference herein.

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

(b) Management’s Assessment of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of the Company's assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies and procedures may decline.

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

(c) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended August 3, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC within 120 days after the end of our last fiscal year. We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is posted on our website, www.ascenaretail.com, and can be found by clicking on “For Investors,” then under the Investors Relations pull-down menu, click on "Corporate Governance," then clicking the link for the “Code of Ethics for Senior Financial Officers.” We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information on our website, www.ascenaretail.com. We undertake to provide to any person a copy of this Code of Ethics upon request to our Secretary at our principal executive offices, 933 MacArthur Boulevard, Mahwah, NJ 07430.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans under which the Company's equity securities are authorized for issuance as of August 3, 2019:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Vesting of Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options and the Grant Date Fair Value for Restricted Stock Units	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1))
Equity compensation plans approved by security holders	24,365,498	$5.92	18,764,734
Equity compensation plans not approved by security holders	—	—	—
Total	24,365,498	$5.92	18,764,734
_______

(1) In November 2015, the Board of Directors approved the amended and restated 2010 Stock Incentive Plan (the “2016 Omnibus Incentive Plan”) which was approved by the Company’s shareholders and became effective on December 10, 2015. In November 2018, the Board of Directors approved the amendment of the Company's 2016 Omnibus Incentive Plan to increase the shares available for grant thereunder, which was approved by the Company's shareholders and became effective on December 14, 2018. All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s 2016 Omnibus Incentive Plan.

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

(b) List of Exhibits

The following exhibits are filed as part of this Report and except Exhibits 10.15, 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference from the sources shown.

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated March 24, 2019, by and among Ascena Retail Group, Inc., Maurices Incorporated and Viking Brand Upper Holdings, L.P., is incorporated by reference to Exhibit 2.1 to the Form 8-K filed on March 27, 2019.

3(i)	Third Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc. is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2018.

3(ii)	Second Amended and Restated By-Laws of Ascena Retail Group, Inc., adopted and effective October 3, 2018, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 9, 2018.

4.1	Description of Securities Registered Under Section 12 of the Exchange Act, filed herewith.

10.1	Ascena Retail Group, Inc., 2016 Omnibus Incentive Plan is incorporated by reference to Annex A to the Proxy Statement dated November 3, 2015.*

10.2	Employment Agreement dated May 2, 2002 with Elliot S. Jaffe is incorporated by reference to Exhibit 10(tt) to the Form 10-K filed for the fiscal year ended July 27, 2002, filed on October 15, 2002.*

10.3	Amendment dated July 10, 2006 to Employment Agreement dated May 2, 2002 with Elliot S. Jaffe is incorporated by reference to Exhibit 99.1 to the Form 8-K filed on July 13, 2006.*

10.4	Employment Letter dated January 23, 2015 with John Pershing is incorporated by reference to Exhibit 10.6 to the Form 10-K filed for the fiscal year ended July 25, 2015, filed on September 16, 2015.*

10.5	Employment Letter dated July 20, 2015 with Robb Giammatteo is incorporated by reference to Exhibit 10.7 to the Form 10-K filed for the fiscal year ended July 25, 2015, filed on September 16, 2015.*

10.6	Supplemental Retirement Benefit Agreement dated August 29, 2006 with Mrs. Roslyn Jaffe is incorporated by reference to Exhibit 99.1 to the Form 8-K filed on August 30, 2006.*

10.7
Form of Indemnification Agreement, adopted January 1, 2011, for Members of the Board of Directors and certain executive officers is incorporated by reference to Exhibit 10.24 to the Form 10-K filed for the fiscal year ended July 30, 2011, filed on September 28, 2011.*

10.8
Fifth Amendment and Restatement Agreement dated and effective as of February 27, 2018, among the Company, the Borrowing Subsidiaries party thereto, the Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, together with the exhibits and schedules thereto, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 5, 2018.

10.9
First Amendment, dated September 20, 2019, to the Fifth Amended and Restated Credit Agreement, dated and effective as of February 27, 2018, among the Company, the Loan Parties thereto, the Lenders party thereto, the Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, filed herewith.

10.10
Term Credit Agreement dated as of August 21, 2015 among the Company, AnnTaylor Retail, Inc., the Lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 27, 2015.

10.11
Ascena Retail Group, Inc. Transformation Bonus Program Terms and Conditions under the Ascena Retail Group, Inc. 2016 Omnibus Incentive Plan (as Amended and Restated effective December 10, 2015) is incorporated by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended July 29, 2017, filed on September 25, 2017.*

10.12
Form of Award Agreement pursuant to the Ascena Retail Group, Inc. Transformation Bonus Program under the 2016 Omnibus Incentive Plan (as Amended and Restated effective December 10, 2015) effective as of March 30, 2017, is incorporated by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended July 29, 2017, filed on September 25, 2017.*

Exhibit Number	Description

10.13
Amended and Restated Credit Card Program Agreement dated April 28, 2017, by and between Ascena Retail Group, Inc. and Capital One, National Association, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the fiscal quarter ended April 29, 2017, filed on June 8, 2017.

10.14	Ascena Retail Group, Inc. Executive Severance Plan, Amended and Restated effective as of June 8, 2017, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 8, 2017.*

10.15	Employment Letter dated July 29, 2017 with David Jaffe is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2017.*

10.16	Employment Letter dated August 24, 2018 with Wendy Hufford, filed herewith.*

10.17
Amendment Number One to the Ascena Retail Group, Inc., 2016 Omnibus Incentive Plan (Amended and Restated effective December 10, 2015) approved and effective as of September 27, 2017, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2018.*

10.18
Amendment Number Two to the Ascena Retail Group, Inc., 2016 Omnibus Incentive Plan (Amended and Restated effective December 10, 2015), as amended, approved and effective as of December 14, 2018, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2018.*

10.19	Amended and Restated Employment Letter dated April 5, 2019 with Brian Lynch is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 8, 2019.*

10.20	Transition and Separation Agreement and General Release dated May 1, 2019 with David Jaffe is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 1, 2019.*

10.21	Employment Letter dated May 1, 2019 with Gary Muto is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 1, 2019.*

10.22	Employment Letter dated May 1, 2019 with Carrie Teffner is incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 1, 2019.*

10.23	Retention Agreement dated May 1, 2019 with Robb Giammatteo is incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 1, 2019.*

10.24	Retention Agreement dated May 1, 2019 with Dan Lamadrid is incorporated by reference to Exhibit 10.6 to the Form 10-Q for the fiscal quarter ended May 4, 2019, filed on June 12, 2019.*

10.25	Employment Letter dated July 25, 2019 with Dan Lamadrid is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 25, 2019.*

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith.**

32.2	Section 906 Certification of Chief Financial Officer, filed herewith.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Ascena Retail Group, Inc.

Date: October 10, 2019	by	/s/ GARY MUTO
Gary Muto
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY MUTO
Gary Muto	Chief Executive Officer and Director (Principal Executive Officer)	October 10, 2019

/s/ DAN LAMADRID
Dan Lamadrid	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 10, 2019

/s/ CARRIE W. TEFFNER
Carrie W. Teffner	Interim Executive Chair of the Board and Director	October 10, 2019

/s/ KATIE J. BAYNE
Katie J. Bayne	Director	October 10, 2019

/s/ KATE BUGGELN
Kate Buggeln	Director	October 10, 2019

/s/ DAVID JAFFE
David Jaffe	Director	October 10, 2019

/s/ KATHERINE L. KRILL
Katherine L. Krill	Director	October 10, 2019

/s/ STACEY RAUCH
Stacey Rauch	Director	October 10, 2019

/s/ CARL S. RUBIN
Carl S. Rubin	Director	October 10, 2019

/s/ JOHN L. WELBORN, JR.
John L. Welborn, Jr.	Director	October 10, 2019

/s/ LINDA YACCARINO
Linda Yaccarino	Director	October 10, 2019

ASCENA RETAIL GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All schedules are omitted because either they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	August 3, 2019	August 4, 2018
	(millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$328.0	$231.0
Inventories	547.7	535.1
Prepaid expenses and other current assets	279.3	229.4
Assets related to discontinued operations	—	401.3
Total current assets	1,155.0	1,396.8
Property and equipment, net	847.0	1,106.8
Goodwill	313.5	589.5
Other intangible assets, net	276.6	427.0
Equity method investment	42.1	—
Other assets	65.6	50.4
Total assets	$2,699.8	$3,570.5

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$336.0	$394.7
Accrued expenses and other current liabilities	333.9	304.0
Deferred income	128.3	108.4
Liabilities related to discontinued operations	—	166.2
Total current liabilities	798.2	973.3
Long-term debt	1,338.6	1,328.7
Lease-related liabilities	234.2	260.8
Deferred income taxes	0.6	2.6
Other non-current liabilities	177.2	206.6
Total liabilities	2,548.8	2,772.0

Commitments and contingencies (Note 16)

Equity:
Common stock, par value $0.01 per share; 198.5 and 196.3 million shares issued and outstanding	2.0	2.0
Additional paid-in capital	1,100.6	1,088.2
Accumulated deficit	(935.9)	(278.8)
Accumulated other comprehensive loss	(15.7)	(12.9)
Total equity	151.0	798.5
Total liabilities and equity	$2,699.8	$3,570.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions, except per share data)
Net sales	$5,493.4	$5,566.4	$5,617.3
Cost of goods sold	(2,432.1)	(2,334.1)	(2,333.4)
Gross margin	3,061.3	3,232.3	3,283.9

Other operating expenses:
Buying, distribution and occupancy expenses	(1,120.5)	(1,149.5)	(1,138.5)
Selling, general and administrative expenses	(1,783.7)	(1,766.2)	(1,794.2)
Restructuring and other related charges	(127.7)	(76.6)	(78.1)
Impairment of goodwill	(276.0)	—	(489.1)
Impairment of other intangible assets	(134.9)	—	(728.1)
Acquisition and integration expenses	—	(5.4)	(39.4)
Depreciation and amortization expense	(299.9)	(323.5)	(350.8)
Total other operating expenses	(3,742.7)	(3,321.2)	(4,618.2)
Operating loss	(681.4)	(88.9)	(1,334.3)

Interest expense	(107.0)	(113.0)	(102.2)
Interest and other income, net	3.4	1.6	1.0
Loss on extinguishment of debt	—	(5.0)	—
Loss from continuing operations before benefit for income taxes and loss from equity method investment	(785.0)	(205.3)	(1,435.5)
Benefit for income taxes from continuing operations	14.5	62.3	367.5
Loss from equity method investment	(11.8)	—	—
Loss from continuing operations	(782.3)	(143.0)	(1,068.0)
Discontinued operations
Income from discontinued operations, net of taxes (a)	76.4	103.3	0.7
Gain on disposal of discontinued operations, net of taxes (b)	44.5	—	—
Net loss	$(661.4)	$(39.7)	$(1,067.3)

Net loss per common share - basic:
Continuing operations	$(3.96)	$(0.73)	$(5.48)
Discontinued operations	0.61	0.53	—
Total net loss per basic common share	$(3.35)	$(0.20)	$(5.48)

Net loss per common share - diluted:
Continuing operations	$(3.96)	$(0.73)	$(5.48)
Discontinued operations	0.61	0.53	—
Total net loss per diluted common share	$(3.35)	$(0.20)	$(5.48)

Weighted average common shares outstanding:
Basic	197.5	196.0	194.8
Diluted	197.5	196.0	194.8
___________

(a) Income from discontinued operations is presented net of income tax expense of $21.8 million, $20.5 million, and $20.6 million for the fiscal years ended August 3, 2019, August 4, 2018 and July 29, 2017, respectively.

(b) Gain on sale of discontinued operations is presented net of income tax benefit of $4.0 million for the fiscal year ended August 3, 2019.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Net loss	$(661.4)	$(39.7)	$(1,067.3)
Other comprehensive (loss) income, net of tax:
Net actuarial loss on a defined benefit pension plan, net of income tax benefit of $0.4 million	—	—	(0.7)
Deferred loss related to interest rate hedge, net of income tax benefit of $1.3 million.	(5.0)	—	—
Foreign currency translation adjustment	(0.5)	(2.5)	3.5
Total other comprehensive (loss) income before reclassification	(5.5)	(2.5)	2.8
Reclassification of settlement charges for ANN's pension plan, net of income tax benefit of $2.9 million	—	—	4.5
Reclassification adjustment for realized gain from foreign currency translation upon disposition of maurices	2.7	—	—
Total comprehensive loss	$(664.2)	$(42.2)	$(1,060.0)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Cash flows from operating activities:
Net loss	$(661.4)	$(39.7)	$(1,067.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	321.1	355.5	384.9
Deferred income tax benefit	(10.0)	(47.1)	(371.3)
Deferred rent and other occupancy costs	(35.7)	(47.1)	(62.7)
Loss on extinguishment of debt	—	5.0	—
Gain on sale of fixed assets	(0.3)	(1.6)	—
Gain on sale of maurices	(44.5)	—	—
Loss from equity method investment	11.8	—	—
Stock-based compensation expense	11.5	19.8	24.5
Impairment of goodwill	276.0	—	596.3
Impairment of other intangible assets	134.9	—	728.1
Impairment and write-down of tangible assets	103.3	49.2	35.6
Non-cash interest expense	9.9	11.9	12.1
Other non-cash (income) expense, net	(3.1)	0.2	10.9
Changes in operating assets and liabilities:
Inventories	(11.9)	16.4	10.0
Accounts payable, accrued liabilities and income taxes payable	(93.1)	(11.2)	(26.0)
Deferred income	11.9	13.0	15.6
Lease-related liabilities	11.7	20.9	31.4
Other balance sheet changes, net	(11.0)	(71.3)	21.5
Cash flows provided by operating activities	21.1	273.9	343.6

Cash flows from investing activities:
Capital expenditures	(136.5)	(186.3)	(258.1)
Acquisition of intangible assets	—	—	(11.6)
Proceeds from the sale of assets	1.0	14.6	—
Proceeds from the sale of maurices, net	203.2	—	—
Proceeds from the settlement of corporate-owned life insurance policies	—	37.5	—
Cash flows provided by (used in) investing activities	67.7	(134.2)	(269.7)

Cash flows from financing activities:
Proceeds from revolver borrowings	28.1	553.5	1,221.9
Repayments of revolver borrowings	(28.1)	(553.5)	(1,221.9)
Redemptions and repayments of term loan	—	(225.0)	(122.5)
Payment of deferred financing costs	—	(1.3)	—
Proceeds from stock options exercised and employee stock purchases	0.9	0.4	1.6
Tax payments related to share-based awards	(0.6)	(0.3)	—
Cash flows provided by (used in) financing activities	0.3	(226.2)	(120.9)

Net increase (decrease) in cash, cash equivalents and restricted cash	89.1	(86.5)	(47.0)
Cash, cash equivalents and restricted cash at beginning of year	240.1	326.6	373.6

Cash, cash equivalents and restricted cash at end of year	$329.2	$240.1	$326.6

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
	(millions)
Balance, July 30, 2016	194.2	$1.9	$1,050.3	$828.8	$(17.7)	$1,863.3
Net loss	—	—	—	(1,067.3)	—	(1,067.3)
Total other comprehensive income	—	—	—	—	7.3	7.3
Shares issued and equity grants made pursuant to stock-based compensation plans	0.9	0.1	17.9	—	—	18.0
Other	—	—	—	(0.3)	—	(0.3)
Balance, July 29, 2017	195.1	2.0	1,068.2	(238.8)	(10.4)	821.0
Net loss	—	—	—	(39.7)	—	(39.7)
Total other comprehensive loss	—	—	—	—	(2.5)	(2.5)
Shares issued and equity grants made pursuant to stock-based compensation plans	1.2	—	20.0	—	—	20.0
Other	—	—	—	(0.3)	—	(0.3)
Balance, August 4, 2018	196.3	2.0	1,088.2	(278.8)	(12.9)	798.5
Net loss	—	—	—	(661.4)	—	(661.4)
Total other comprehensive loss	—	—	—	—	(2.8)	(2.8)
Shares issued and equity grants made pursuant to stock-based compensation plans	2.2	—	12.4	(0.6)	—	11.8
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	4.9	—	4.9
Balance, August 3, 2019	198.5	$2.0	$1,100.6	$(935.9)	$(15.7)	$151.0

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation, is a national specialty retailer of apparel for women and tween girls. The Company's continuing operations consist of its direct channel operations and approximately 3,400 stores throughout the United States, Canada and Puerto Rico. The Company had annual revenues for the fiscal year ended August 3, 2019 of approximately $5.5 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company operates its business in four reportable segments: Premium Fashion, Plus Fashion, Kids Fashion and Value Fashion. All of our segments sell fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our segments consist of specialty retail, outlet and direct channel as well as licensed franchises in international territories at our Kids Fashion segment. Our Premium Fashion segment consists of our Ann Taylor and LOFT brands; our Plus Fashion segment consists of our Lane Bryant and Catherines brands; our Kids Fashion segment consists of our Justice brand; and our Value Fashion segment consists of our Dressbarn brand. As further discussed in Note 2, at the beginning of the fourth quarter, the Company completed the sale of its maurices brand, which previously was included in the Value Fashion segment and announced plans to wind down its Dressbarn brand.

The Company's brands included in the continuing operations had the following store counts as of August 3, 2019: Justice 826 stores; Lane Bryant 721 stores; LOFT 669 stores; Dressbarn 616 stores; Catherines 320 stores; and Ann Taylor 293 stores.

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

Fiscal Year

Fiscal year 2019 ended on August 3, 2019 and reflected a 52-week period (“Fiscal 2019"); fiscal year 2018 ended on August 4, 2018 and reflected a 53-week period (“Fiscal 2018") as the Company conformed its fiscal periods to the National Retail Federation calendar; and fiscal year 2017 ended on July 29, 2017 and reflected a 52-week period (“Fiscal 2017”). All references to “Fiscal 2020” reflect a 52-week period that will end on August 1, 2020.

The Company's Premium Fashion segment, which historically has followed the National Retail Federation calendar, recognized an additional week during the second quarter of Fiscal 2018, consistent with other retail companies already on that calendar. The Company's Plus Fashion, Kids Fashion and Value Fashion segments recognized an additional week in the fourth quarter of Fiscal 2018 due to reporting systems constraints.

Discontinued Operations

In the fourth quarter of Fiscal 2019, on May 6, 2019, the Company and Maurices Incorporated, a Delaware corporation (“maurices”) and wholly owned subsidiary of ascena, completed the transaction contemplated by the previously-announced Stock Purchase

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Agreement with Viking Brand Upper Holdings, L.P., a Cayman Islands exempted limited partnership (“Viking”) and an affiliate of OpCapita LLP ("OpCapita”), providing for, among other things, the sale by ascena of maurices to Viking (the “Transaction”). Effective upon the closing of the Transaction, ascena received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices through its investment in Viking, consisting of interests in Viking preferred and common stock.

As the sale of maurices represented a major strategic shift, as well as the Company's determination that it did not have a significant continuing involvement in the business, the Company's maurices business has been classified as discontinued operations within the consolidated financial statements. As such, assets and liabilities related to discontinued operations have been segregated and separately disclosed in the consolidated financial statements for all periods presented.

In connection with the sale of maurices, the Company agreed to provide transition services to maurices for varying periods of time depending on the service. Service periods range from 3-36 months and include services such as legal, tax, logistics, sourcing and other back office functions. Per the agreement, such services are to be provided at the Company's estimated costs to provide the services. As such, in connection with the accounting for the sale, the Company recorded the services at fair value assuming a normalized profit margin. The resulting balance of $10 million was included within Deferred income as of August 3, 2019 and will be recognized over the 3-36 months service period.

In addition, the Company has guaranteed that maurices will receive annual revenues from its private label credit card arrangements in line with those received historically. The guarantee period ranges from June 2019 through May 2023. The Company believes that the income generated by these arrangements will be substantially in line with the amount contemplated by the guarantee and has provided for any projected shortfall as a component of the gain on the sale of maurices.

The sale was recorded in the fourth quarter of Fiscal 2019 and resulted in a gain of $44.5 million, net of tax, which was recorded as a component of discontinued operations in the accompanying consolidated statement of operations and was calculated as follows:

August 3, 2019
(millions)
Consideration received:
Cash	$209.8
Investment in Viking	53.9
263.7

Less:
Net assets of maurices	(201.1)
Deferred income of transition services contracts	(10.0)
Transaction costs	(6.7)
Other related costs	(5.4)
Gain on disposition of maurices before taxes	40.5
Income tax benefit from the sale of maurices (a)	4.0
Gain on disposition of maurices after taxes	$44.5

_______

(a) The Company's tax basis in maurices exceeded that of its book basis. As a result, the Company recorded a tax benefit of $4.0 million on the sale in the fourth quarter of Fiscal 2019.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of maurices classified as discontinued operations:

	Fiscal Years Ended
	August 3, 2019 (a)	August 4, 2018	July 29, 2017
	(millions)
Net sales	$749.4	$1,011.9	$1,032.5
Depreciation and amortization expense	(21.2)	(32.0)	(34.1)
Operating income	97.7	123.2	20.5
Pretax income from discontinued operations	98.2	123.8	21.3
Income tax expense	(21.8)	(20.5)	(20.6)
Income from discontinued operations, net of tax	$76.4	$103.3	$0.7
_______
(a) Results for the fiscal year ended August 3, 2019 represent results for the period prior to the sale closing on May 6, 2019 and do not reflect the Gain on the disposition of $44.5 million, which is also included under the discontinued operations line in the Company's consolidated statements of operations.

The major components of assets and liabilities related to discontinued operations are summarized below:

	August 3, 2019	August 4, 2018
	(millions)
Cash and cash equivalents	$—	$7.9
Inventories	—	87.8
Prepaid expenses and other current assets	—	19.1
Property and equipment, net	—	98.5
Goodwill	—	93.5
Other intangible assets, net	—	89.0
Other assets	—	5.5
Total assets related to discontinued operations	$—	$401.3

Accounts payable and other current liabilities	$—	$83.6
Lease-related liabilities	—	54.4
Other liabilities	—	28.2
Total liabilities related to discontinued operations	$—	$166.2

The major components of cash flows related to discontinued operations are summarized below:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Cash provided by operating activities of discontinued operations	$77.0	$119.6	$128.1
Cash used in investing activities of discontinued operations	(2.7)	(5.9)	(18.2)

3. Summary of Significant Accounting Policies

Revenue Recognition

Effective August 5, 2018, the Company adopted Accounting Standard Update 2014-09, “Revenue from Contracts with Customers,” ("ASU 2014-09") which supersedes most preexisting revenue recognition guidance.  Refer to Note 4 for more detailed information about the adoption of ASU 2014-09 and the differences between ASU 2014-09 and the prior guidance.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable and collectability is reasonably assured. Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Direct channel revenue from sales of products ordered through the Company’s retail internet sites is recognized upon delivery and receipt of the shipment by our customers. Such revenue is reduced by an estimate of returns. The Company accounts for sales and other related taxes on a net basis, thereby excluding such taxes from revenue.

Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable. As of August 3, 2019, the liability for estimated returns was approximately $19.9 million and the corresponding balance of the right of return asset for merchandise was approximately $9.7 million. As of August 4, 2018, the reserve for product returns was $19.9 million, of which $1.0 million was included in the Liabilities related to discontinued operations.

Gift cards, gift certificates and merchandise credits (collectively, “gift cards”) issued by the Company are recorded as a deferred income liability until they are redeemed, at which point revenue is recognized. Gift cards do not have expiration dates. A substantial majority of all gift cards are redeemed within a 12-month period with the highest redemption period occurring in the same quarter the card was issued. The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property. Gift card breakage is recognized in Net sales over time based on the historical redemption patterns and historically has not been material. For the fiscal year ended August 3, 2019, the opening balance of deferred revenue related to gift cards, gift certificates and merchandise credits was $92.7 million, of which $10.4 million was recorded within Liabilities related to discontinued operations. Of these balances, we recognized approximately $39 million as revenue during Fiscal 2019, of which approximately $6 million was recorded within Income from discontinued operations. The closing balance of deferred revenue related to gift cards, gift certificates and merchandise credits was $85.9 million as of August 3, 2019.

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

The Company offers numerous customer loyalty programs for participating customers based on their level of purchases. For every qualifying purchase, the Company defers a portion of the revenue until the loyalty points are redeemed. The transaction price is allocated between the product and the loyalty points based on the relative stand-alone selling price. Loyalty points accumulate until predetermined thresholds are met at which point the loyalty points can be redeemed as a discount off of a future purchase. Substantially all loyalty points are redeemed within a 12-month period. For the fiscal year ended August 3, 2019, the opening (after adjusting for the impact of adopting ASU 2014-09) balance of deferred revenue related to outstanding loyalty points was $35.4 million, of which $4.6 million was recorded within Liabilities related to discontinued operations. Of these balances, we recognized approximately $33 million as revenue during Fiscal 2019, of which approximately $4 million was recorded within Income from discontinued operations. The closing balance of deferred revenue related to outstanding loyalty points was $26.9 million as of August 3, 2019.

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018
Apparel	83%	83%
Accessories	12%	13%
Other	5%	4%
Total net sales	100%	100%

Cost of Goods Sold

Cost of goods sold (“COGS”) consists of all costs of merchandise (net of purchase discounts and vendor allowances), merchandise acquisition costs (primarily commissions and import fees) and freight to our distribution centers and stores. These costs are

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Restructuring and Other Related Charges

Restructuring and other related charges consist of severance and benefit costs, long-lived asset impairment charges and professional fees incurred in connection with identification and implementation of the cost reduction initiatives, primarily associated with the Change for Growth program, and the Dressbarn wind down, as more fully described in Note 6.

Shipping and Fulfillment

Shipping and fulfillment fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as a component of COGS. Costs associated with preparing the merchandise for shipping, such as picking, packing, warehousing and order charges ("fulfillment expense") are recorded as a component of BD&O expenses. Fulfillment expense was approximately $65.3 million in Fiscal 2019, $53.4 million in Fiscal 2018 and $41.0 million in Fiscal 2017, of which $6.9 million for Fiscal 2019, $7.2 million for Fiscal 2018 and $5.4 million for Fiscal 2017 was recorded within Income from discontinued operations.

Marketing and Advertising Costs

Marketing and advertising costs are included in SG&A expenses. Marketing and advertising costs are expensed when the advertisement is first exhibited. Marketing and advertising expenses were $265.1 million for Fiscal 2019, $265.1 million for Fiscal 2018 and $269.1 million for Fiscal 2017, of which $30.8 million for Fiscal 2019, $39.4 million for Fiscal 2018 and $34.4 million for Fiscal 2017 was recorded within Income from discontinued operations. Deferred marketing and advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were not material at the end of either Fiscal 2019, Fiscal 2018 or Fiscal 2017.

Foreign Currency Translation and Transactions

The operating results and financial position of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation gains or losses are

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

included in the consolidated statements of comprehensive loss, and in the consolidated statements of equity as a component of accumulated other comprehensive loss (“AOCL”). Gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature also are included within AOCL.

The Company recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses also result from intercompany loans made to foreign subsidiaries that are not of a long-term investment nature and include amounts realized on the settlement of certain intercompany loans with foreign subsidiaries. Net losses (gains) from foreign currency transactions were $0.7 million in Fiscal 2019, $1.1 million in Fiscal 2018 and $(0.4) million in Fiscal 2017, of which losses of $0.1 million for Fiscal 2019, $0.2 million for Fiscal 2018 and $0.1 million for Fiscal 2017 were recorded within Income from discontinued operations. Such amounts are recognized in earnings and included within Interest income and other income, net in the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company uses the Black-Scholes valuation method to determine the grant date fair value of its service-based option compensation and a Monte Carlo simulation model to determine the grant date fair value of its market and performance-based option compensation. Shares of restricted stock and restricted stock units are issuable with service-based, market-based or performance-based conditions (collectively, “Restricted Equity Awards”). Compensation expense for Restricted Equity Awards is recognized over the vesting period based on the grant-date fair values of the awards that are expected to vest based upon the service, market and performance-based conditions.

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

Concentration of Credit Risk

The Company maintains cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents on deposit at overseas financial institutions as well as at financial institutions that were in excess of FDIC-insured limits at August 3, 2019.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Weighted-average Cost Method

Our Premium Fashion segment uses the weighted-average cost method to value inventory, under which inventory is valued at the lower of average cost or market. Inventory cost is adjusted when the current selling price or future estimated selling price is less than cost.

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

Goodwill and certain other intangible assets deemed to have indefinite useful lives, including trade names and certain franchise rights, are not amortized but assessed for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. Such assessment is performed using a quantitative approach at the reporting unit level. Through the third quarter of Fiscal 2019, the reporting units identified for the purpose of goodwill impairment assessment, after considering the economic aggregation criteria, were ANN, Justice, Lane Bryant, Dressbarn and Catherines.  During the fourth quarter, the Company determined that several discrete events had occurred which changed the manner in which the business was expected to be managed going forward.  The sale of maurices, the announced wind down of

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Dressbarn brand, as well as the changes in senior management, including the appointment of a new Chief Operating Decision Maker (“CODM”), all occurred in the fourth quarter of Fiscal 2019.  After considering the impact of all these changes, the Company concluded that its new management was beginning to request more discrete operating information related to its Ann Taylor and LOFT businesses, which are components of the Premium Fashion segment.  Therefore, since new management, which included the Company's chief operating decision maker, was beginning to look at the components separately, and beginning to make decisions and allocate resources on that basis, the Company concluded that these components meet the definition of separate operating segments.  Given that the determination of a reporting unit for purposes of goodwill impairment testing cannot be at a level higher than the operating segment, the Company determined that Ann Taylor and LOFT now meet the definition of separate operating segments and therefore goodwill has been separately allocated to these two units and tested for impairment as part of the fourth quarter impairment test.

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

Investments

Accounting Standards Codification (“ASC”) 810—Consolidation (“ASC 810”) requires the consolidation of all entities for which a Company has a controlling voting interest and all variable interest entities (“VIEs”) for which a Company is deemed to be the primary beneficiary. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. For those entities that are not considered VIEs, or are considered VIEs but the Company is not the primary beneficiary, the Company uses either the equity method or the cost method of accounting, depending on a variety of factors as set forth in ASC 323—Investments (“ASC 323”), to account for those investments which are not required to be consolidated under U.S. GAAP.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability and employee healthcare benefits. Liabilities associated with these risks are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop-loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of August 3, 2019 these reserves were $60.8 million and as of August 4, 2018 they were $69.2 million of which $3.4 million was recorded within Liabilities from discontinued operations. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, its workers’ compensation plan and its general liability plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. The Company’s stop-loss insurance coverage limit for individual claims under these policies is $750,000 for medical claims, $500,000 for workers' compensation claims and $150,000 for general liability

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

claims. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following tables summarize the impact of ASU 2014-09 on our consolidated statement of operations and balance sheet:

	Fiscal Year Ended August 3, 2019
	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Net sales	$5,493.4	$5,490.4	$3.0
Cost of goods sold	(2,432.1)	(2,426.6)	(5.5)
Gross margin	3,061.3	3,063.8	(2.5)

Operating loss	(681.4)	(678.9)	(2.5)

Loss from continuing operations before benefit for income taxes	(785.0)	(782.5)	(2.5)

Benefit for income taxes from continuing operations	14.5	13.9	0.6

Loss from continuing operations	(782.3)	(780.4)	(1.9)
Income from discontinued operations, net of taxes	76.4	78.2	(1.8)
Gain on disposal of discontinued operations, net of taxes	44.5	44.5	—
Net loss	$(661.4)	$(657.7)	$(3.7)

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	August 3, 2019
	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Assets
Inventories	$547.7	$539.8	$7.9
Prepaid expenses and other current assets	279.3	264.0	15.3
Liabilities and Equity
Accrued expenses and other current liabilities	333.9	324.9	9.0
Deferred income	128.3	117.9	10.4
Accumulated deficit	(935.9)	(934.7)	1.2

The following table summarizes the impact of ASU 2014-09 on our consolidated balance sheet as of the date of adoption:

	As Reported August 4, 2018	Balances After Adoption of ASU 2014-09	Impact of Adoption
	(millions)
Assets
Inventories	$535.1	$548.5	$13.4
Prepaid expenses and other current assets	229.4	249.3	19.9
Assets related to discontinued operations	401.3	404.3	3.0
Liabilities and Equity
Accrued expenses and other current liabilities	304.0	319.1	15.1
Liabilities related to discontinued operations	166.2	170.0	3.8
Deferred income	108.4	120.9	12.5
Accumulated deficit	(278.8)	(273.9)	4.9

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

A reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the amounts shown on the consolidated statements of cash flows is shown below:

Reconciliation of cash, cash equivalents and restricted cash:	August 3, 2019	August 4, 2018	July 29, 2017
Cash and cash equivalents	$328.0	$231.0	$306.3
Restricted cash included in other current assets	1.2	1.2	1.0
Cash included in discontinued operations	—	7.9	19.3
Total cash, cash equivalents and restricted cash	$329.2	$240.1	$326.6

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently issued standards

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes lease accounting as contained within ASC 840. The core principle of ASU 2016-02 is that a lessee should recognize on the balance sheet the lease assets and lease liabilities that arise from all lease arrangements with terms greater than 12 months. Recognition of these lease assets and lease liabilities represents a change from previous GAAP, which did not require lease assets and lease liabilities to be recognized for operating leases. Qualitative disclosures along with specific quantitative disclosures will be required to provide enough information to supplement the amounts recorded in the financial statements so that users can understand the nature of the Company’s leasing activities.

The provisions of ASU 2016-02 are effective for Fiscal 2020, which begins on August 4, 2019, including interim periods within that fiscal year. The Company plans to elect the package of practical expedients included in this guidance, which allows us (i) to not reassess whether any expired or existing contracts contain leases; (ii) to not reassess the lease classification for any expired or existing leases; (iii) to account for a lease and non-lease component as a single component for certain classes of assets; and (iv) to not reassess the initial direct costs for existing leases. In addition, the Company does not plan to recognize short-term leases on its Consolidated Balance Sheets and will recognize the expense for those lease payments in the Consolidated Statements of Operations.

In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements,” as an update to the previously-issued guidance. This update added a modified retrospective approach under which the cumulative effect of initially applying the standard will be recognized as an adjustment to its opening Fiscal 2020 retained earnings, with no restatement of prior year amounts. The Company plans to elect this transition option.

Upon adoption on August 4, 2019, we will recognize right-of-use assets and lease liabilities that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments using the Company's incremental borrowing rate as of the date of adoption of ASU 2016-02. The Company has received a preliminary analysis of the rates to be used upon adoption and is reviewing the analysis. The preliminary analysis indicates that the Company's incremental borrowing rate is in the range of 25-30%, which is similar to the yield underlying the fair value of the Company's Term Loan debt, as disclosed in Note 14. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as deferred rent. Deferred and prepaid rent will not be presented separately after the adoption of the new lease standard.

The Company expects that this standard will have a material impact on our Consolidated Balance Sheet and related disclosures, however, the adoption of this standard is not expected to have a material impact on the Consolidated Statement of Income and Consolidated Statement of Cash Flows. It is also not expected to have any impact on the Company’s covenant compliance under its current debt agreements. The Company continues to enhance accounting systems and update business processes and controls related to the new guidance for leases and we are finalizing the impact of the standard to our accounting policies, processes, disclosures, and internal control over financial reporting. Collectively, these activities are expected to enable the Company to meet the new accounting and disclosure requirements upon adoption in the first quarter of Fiscal 2020.

5. Goodwill and Other Intangible Assets

Goodwill

The following details the changes in goodwill for each reportable segment:

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Premium Fashion (a)	Plus Fashion (b)	Kids Fashion (c)	Total (d)
	(millions)
Balance at July 29, 2017	$305.0	$115.1	$169.4	$589.5
Impairment losses	—	—	—	—
Balance at August 4, 2018	305.0	115.1	169.4	589.5
Impairment losses	—	(115.1)	(160.9)	(276.0)
Balance at August 3, 2019	$305.0	$—	$8.5	$313.5

 (a) Net of accumulated impairment losses of $428.9 million for the ANN reporting unit as of August 3, 2019 and August 4, 2018.
 (b) Represents the Plus Fashion segment impairment losses as of August 3, 2019, which $65.8 million and $49.3 million relates to Lane Bryant and Catherines reporting units, respectively. The accumulated impairment loss at the Lane Bryant and Catherines reporting units as of August 3, 2019 was $387.7 million and $49.3 million, respectively. The accumulated impairment loss at the Lane Bryant and Catherines reporting units as of August 4, 2018 was $321.9 million and $0, respectively.
 (c) Represents the Kids Fashion segment impairment losses as of August 3, 2019, which also represents the accumulated impairment loss as of August 3, 2019.
 (d) Goodwill at our Value Fashion segment of $93.5 million as of August 4, 2018 has been excluded from the table as it is included within Assets related to discontinued operations in the accompanying consolidated balance sheets. The balance as of that date is net of accumulated impairment losses of $107.2 million.

Other Intangible Assets

Other intangible assets consist of the following:

	August 3, 2019			August 4, 2018
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization (a):	(millions)
Proprietary technology	$4.8	$(4.8)	$—	$4.8	$(4.8)	$—
Customer relationships	52.0	(46.7)	5.3	52.0	(39.7)	12.3
Favorable leases	38.2	(29.8)	8.4	38.2	(21.3)	16.9
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	100.3	(86.6)	13.7	100.3	(71.1)	29.2
Intangible assets not subject to amortization:
Brands and trade names (b) (c)	252.0	—	252.0	386.9	—	386.9
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	262.9	—	262.9	397.8	—	397.8
Total intangible assets	$363.2	$(86.6)	$276.6	$498.1	$(71.1)	$427.0
(a)  There were no finite-lived intangible asset impairment losses recorded for any of the periods presented.
(b) The Company recorded impairment charges related to trade names during Fiscal 2019, as discussed by reporting unit below.
(c) Brands and trade names within Intangible assets not subject to amortization excludes $89 million for each period associated with our maurices brand which is included within Assets related to discontinued operations in the accompanying consolidated balance sheets.

Amortization

The Company recognized amortization expense on finite-lived intangible assets, excluding favorable leases discussed below, of $7.0 million in Fiscal 2019, $9.5 million in Fiscal 2018 and $12.5 million in Fiscal 2017, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations. The Company amortizes customer relationships recognized as part of the acquisition of ANN INC. (the "ANN Acquisition") over five years based on the pattern of revenue expected to be generated from the use of the asset. In that regard, the remaining balance as of August 3, 2019 of $5.3 million will be amortized during Fiscal 2020.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Favorable leases are amortized into either Buying, distribution and occupancy expenses or Selling, general and administrative expenses over a weighted-average lease term of approximately four years. The Company recognized amortization expense on favorable leases of $8.5 million in Fiscal 2019, $6.9 million in Fiscal 2018 and $7.3 million in Fiscal 2017. The expected amortization for each of the next five fiscal years is as follows: Fiscal 2020: $5.0 million; Fiscal 2021: $1.8 million; Fiscal 2022: $1.0 million; Fiscal 2023: $0.5 million; and Fiscal 2024 and thereafter: $0.1 million.

Goodwill and Other Indefinite-lived Intangible Assets Impairment Assessment

As discussed in Note 3, the Company typically performs its annual impairment assessment of goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year unless a triggering event has occurred in a previous quarter. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. Based on the results of the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets for Fiscal 2018, no impairment charges were deemed necessary.

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

The projections used in the Interim Test reflect revised assumptions across certain key areas versus prior plans as a result of recent operating performance. In particular, sales growth assumptions were significantly lowered at certain brands to reflect the shortfall in actual results versus those previously projected, reflecting the uncertainty of future comparable sales given the sector's dynamic change. Based on the results of the impairment assessment, the fair value of our ANN, Justice and maurices reporting units significantly exceeded their carrying value.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

units to their fair values. These impairment losses have been disclosed separately on the face of the accompanying consolidated statements of operations.

Fiscal 2019 Fourth Quarter Assessment

The Company performed its regular annual assessment at the beginning of the fourth quarter and did not note any impairment of goodwill or intangible assets as it had just completed the Interim Test. However, during the fourth quarter of Fiscal 2019, the Company's stock price again declined significantly, dropping from the price used in the Interim Test of $1.20 to a value of $0.33 at the end of Fiscal 2019. This decline, coupled with a decline in the fair value of the Company's Term Loan, as defined herein, and discussed in Notes 10 and 14, led the Company to conclude that the items represented further impairment indicators which again required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of Fiscal 2019 (the "Year-End Test").

The Year-End Test was determined with the assistance of an independent valuation firm using the same methodologies as the Interim Test. While the actual cash flows achieved in the fourth quarter of Fiscal 2019 differed from the projected Fiscal 2019 cash flows used in the Interim Test, the Company concluded that the primary difference arose from differences in gross margin rate, which resulted from the higher inventory levels experienced during Fiscal 2019. As a result, the Company concluded that the changes did not substantially impact the cash flow estimates used for the future years, therefore the cash flow projections underlying the Year-End Test were substantially the same as those used in the Interim Test. The primary driver of the change in value was the change in the discount rate assumption. In the Interim Test, the discount rate ranged from 14%-15%. Because of declines in the Company's stock price and the fair value of the Company's Term Loan, the discount rate used in the Year-End Test ranged from 27%-29%.

Primarily as a result of the significantly higher discount rate assumption in the Year-End Test, the fair value of the Justice reporting unit, which significantly exceeded its carrying value as of the Interim Test, was less than its carrying value in the Year-End Test. Based on the results of the impairment assessment, the fair value of ANN, which significantly exceeded its carrying value in the Interim Test, still significantly exceeded its carrying value in the Year-End Test, however by a lower amount.

Additionally, as a result of the previously described change in operating segments during the fourth quarter which led to Ann Taylor and LOFT being identified as separate reporting units not subject to further aggregation, we performed an initial test on those units utilizing a similar approach as that used for the ANN test described above. The discount rates used were 27% for LOFT and 28% for Ann Taylor.

Based on the conclusions of the Year-End Test, the Company recognized impairment losses to write-down the carrying values of its trade name intangible assets to their fair values as follows: $15.0 million of our Ann Taylor trade name, $60.3 million of our LOFT trade name, $14.0 million of our Lane Bryant trade name, $4.0 million of our Catherines trade name and $16.6 million of our Justice trade name. In addition, the Company recognized a goodwill impairment charge of $160.9 million at the Justice reporting unit to write-down the carrying values of the reporting units to their fair values. These impairment losses have been disclosed separately in the accompanying consolidated statements of operations.

As a result of the impairment charges recorded in both the Interim Test and the Year-End Test, the Company included an income tax benefit of approximately $33 million in the estimated effective tax rate for Fiscal 2019.  The income tax benefit was calculated by applying a blended statutory rate of approximately 25% to the $134.9 million of impairment of other intangible assets. The total goodwill impairment charges of $276.0 million under the two tests were treated as non-deductible for income tax purposes and were a significant factor in reducing the Company's effective income tax rate for the fiscal year ended August 3, 2019.

Fiscal 2017 Interim Impairment Assessment

The third quarter of Fiscal 2017 marked the continuation of the challenging market environment in which the Company competes. Lower than expected comparable sales for the third quarter, along with a reduced comparable sales outlook for the fourth quarter led the Company to significantly reduce its level of forecasted earnings for Fiscal 2017 and future periods. The Company concluded that these factors, as well as the decline in the Company's stock price, represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the third quarter of Fiscal 2017 (the "2017 Interim Test").

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As a result, the Company performed the 2017 Interim Test using a quantitative approach on the last day of its third fiscal quarter. The 2017 Interim Test was determined with the assistance of an independent valuation firm using two valuation approaches, including the income approach (the discounted cash flow method) and the market approach (guideline public company method). The Company believes that the income approach (Level 3 measurement) is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Therefore, a greater weighting was applied to the income approach than the market approach. The weighing of the fair values by valuation approach (income approach vs. market approach) was consistent across all reporting units. For all reporting units, the income approach was weighted 85% and the market approach 15%. Under the market approach, the Company estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization, factored in a control premium, and used the market approach as a comparison of respective fair values. The estimated fair value determined under the market approach validated its estimate of fair value determined under the income approach. Finally, the Company’s publicly traded market capitalization was reconciled to the sum of the fair value of the reporting units, taking into account subsequent changes in the Company's stock price reflecting information known as of, but made public subsequent to, the date of the 2017 Interim Test.

The projections used in the 2017 Interim Test reflect lower assumptions across certain key areas as a result of lower-than-expected performance and a sustained challenging retail environment. In particular, sales growth assumptions were significantly lowered to reflect the shortfall in actual results versus those previously projected, reflecting the uncertainty of future comparable sales given the sector's dynamic change. The lower sales outlook resulted in a significant reduction in fair market value compared to the prior valuation performed in Fiscal 2016. Based on the results of the impairment assessment, the fair value of its Catherines reporting unit significantly exceeded its carrying value and was not at risk of impairment, while its Justice reporting unit only exceeded its carrying value by 8%.

The changes in key assumptions and the resulting reduction in the long-term growth rates and profitability included in the 2017 Interim Test resulted in a decrease in the fair values of trade names and goodwill at its ANN, maurices and Lane Bryant reporting units such that their fair values were less than their carrying values. As a result, the Company recognized impairment losses to write-down the carrying values of its trade name intangible assets to their fair values as follows: $210.0 million of its Ann Taylor trade name, $356.3 million of its LOFT trade name and $161.8 million of its Lane Bryant trade name. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). In addition, the Company recognized the following goodwill impairment charges: a loss of $428.9 million at the ANN reporting unit, $60.2 million at the Lane Bryant reporting unit and $107.2 million at the maurices reporting unit, which is included in discontinued operations, to write-down the carrying values of the reporting units to their fair values. These impairment losses have been disclosed separately on the face of the accompanying consolidated statements of operations.

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

In Fiscal 2018 and 2019, in addition to continuing a number of the activities started in Fiscal 2017, the Company (i) developed new capabilities such as markdown optimization, size pack optimization and localized inventory planning with the goal of allowing it to better compete in the shifting retail landscape, (ii) enhanced our capability to analyze transaction data to support strategic decisions, and (iii) transitioned certain transaction processing functions within the brand services group to an independent third-party managed-service provider.

Other activities during Fiscal 2018 and 2019 included the ongoing fleet optimization store program as the Company continues to renegotiate leases and close stores. Such activities included the planned closure of under-performing stores and the completion of the previously announced relocation of the Catherines brand to Columbus, Ohio, which resulted in a write-down of their former

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

headquarters building in Bensalem, Pennsylvania to fair market value during Fiscal 2018. The building was sold in the third quarter of Fiscal 2018. These previously mentioned charges were recorded within Restructuring and other related charges. Actions associated with the Change for Growth program were completed in Fiscal 2019.

In addition to the Change for Growth program, the Company announced an additional organizational restructuring in the fourth quarter of Fiscal 2019, which included job eliminations, as it continues its cost reduction initiatives.

As a result of the cost reduction initiatives, the Company incurred the following charges, which are included within Restructuring and other related charges:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
Cash restructuring charges:	(millions)
Severance and benefit costs (a)	$43.0	$5.7	$30.8
Lease termination and store closure costs	0.7	—	1.2
Other related charges (b)	38.6	59.2	33.4
Total cash charges	82.3	64.9	65.4

Non-cash charges:
Impairment of store assets (c)	45.4	11.7	12.7
Total non-cash charges	45.4	11.7	12.7

Total restructuring and other related charges	$127.7	$76.6	$78.1
_______
(a) Severance and benefit costs reflect severance accruals as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid.
(b) Other related charges consist of professional fees and other third-party costs incurred in connection with the identification and implementation of transformation initiatives associated with the Change for Growth program, professional fees in connection with the Dressbarn wind down, and third-party costs associated with the relocation of the Catherines brand to Ohio in Fiscal 2018.
(c) Non-cash asset impairments primarily reflect the write-down of the Dressbarn corporate headquarters to fair market value as a result of the wind down and the write-down of a corporate-owned office building in Duluth, MN to fair market value as a result of the sale of maurices, decisions within the Company's fleet optimization program to close certain under-performing stores, primarily at the Premium Fashion segment, and write-downs associated with a Plus Fashion segment building to fair market value. The amount for Fiscal 2018 includes asset impairments of $12.8 million and was offset by the write-off of $1.1 million of tenant allowances.

A summary of activity for Fiscals 2017, 2018 and 2019 in the restructuring-related liabilities, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Lease termination and store closure costs	Other related charges	Total
	(millions)
Balance at July 30, 2016	$—	$—	$—	$—
Additions charged to expense	30.8	1.2	33.4	65.4
Cash payments	(15.2)	(1.2)	(28.3)	(44.7)
Balance at July 29, 2017	15.6	—	5.1	20.7
Additions charged to expense	5.7	—	59.2	64.9
Cash payments	(17.3)	—	(58.3)	(75.6)
Balance at August 4, 2018	4.0	—	6.0	10.0
Additions charged to expense (a)	47.7	0.7	38.6	87.0
Cash payments	(7.0)	(0.7)	(39.8)	(47.5)
Balance at August 3, 2019	$44.7	$—	$4.8	$49.5
_______
(a) Additions charged to expense for Fiscal 2019 exclude $(4.7) million of long-term incentive program expense reversals related to the announced changes to the Company's senior leadership team.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	August 3, 2019	August 4, 2018
	(millions)
Premium Fashion	$226.3	$212.2
Plus Fashion	156.5	153.0
Kids Fashion	107.9	103.8
Value Fashion	57.0	66.1
Total inventories	$547.7	$535.1

8. Property and Equipment

Property and equipment, net, consist of the following:

	August 3, 2019	August 4, 2018
	(millions)
Property and Equipment:
Land	$22.5	$27.3
Buildings and improvements	194.9	236.8
Leasehold improvements	748.6	791.4
Furniture, fixtures and equipment	637.3	644.1
Information technology	868.6	792.3
Construction in progress	13.5	29.2
	2,485.4	2,521.1
Less: accumulated depreciation	(1,638.4)	(1,414.3)
Property and equipment, net	$847.0	$1,106.8

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

Impairment charges related to retail store assets by segment are as follows:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Premium Fashion	$2.2	$2.3	$0.7
Plus Fashion	17.8	5.1	6.3
Kids Fashion	1.7	1.8	3.5
Value Fashion	16.1	20.3	7.4
Total impairment charges (a)	$37.8	$29.5	$17.9
________

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a) The Company incurred additional impairment charges, which are considered to be outside the Company’s typical quarterly real-estate review. These additional charges are included within Restructuring and other related charges and are more fully described in Note 6.
Depreciation

The Company recognized depreciation expense of $292.9 million in Fiscal 2019, $314.0 million in Fiscal 2018 and $338.3 million in Fiscal 2017, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations.

9. Investment and Variable Interest Entity

As discussed in Note 2, on May 6, 2019, the Company and OpCapita completed the Transaction which provided for, among other things, the sale by ascena of maurices to Viking. Effective upon the closing of the Transaction, ascena received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices through its investment in Viking, consisting of interests in Viking preferred and common stock. Viking's operations substantially consist of its investment in maurices.

At inception, the Company determined, in accordance with ASC 810, based on the corporate structure, voting rights and contributions of the Company and OpCapita, that Viking is a VIE and not subject to consolidation, as the Company is not the primary beneficiary of Viking because the Company does not have the power to direct the activities that most significantly impact Viking’s economic performance. As a result, the Company has recorded its initial investment in Viking of $53.9 million, based on a third-party valuation that utilized a binomial lattice model, and will account for its investment under the equity method of accounting.

As part of the Transaction, the Company has guaranteed that maurices will receive annual revenues from its private label credit card arrangements in line with those received historically over the period ranging from June 2019 through May 2023. The Company believes that the income generated by these arrangements will be substantially in line with the amount contemplated by the guarantee and has provided for the projected shortfall as a component of the gain on the sale of maurices.

Viking, primarily through its investment in maurices, reported a loss of approximately $12 million in the fourth quarter of Fiscal 2019, which represents results from the operations of maurices for the post acquisition period in Fiscal 2019. The results of maurices includes the preliminary impact of adjusting its assets and liabilities to fair value under the acquisition method of accounting for business combinations, which will be finalized during Fiscal 2020. Accordingly, the Company recognized its share of the loss in the accompanying consolidated statement of operations which was determined by using the hypothetical liquidation at book value ("HLBV"). HLBV is a balance sheet approach whereby a calculation is prepared at each balance sheet date to determine the amount that the Company would receive if the underlying equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to its investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company's share of the earnings or losses from the equity investment for that period.

As of August 3, 2019, the Company's investment in Viking was recorded at $42.1 million and the Company had a receivable due from maurices of $59.8 million, primarily for in-transit inventory purchased on their behalf. Of the receivable balance, $12 million is classified in non-current assets. There were no amounts due to maurices as of August 3, 2019. The Company's investment balance, plus the receivable and the private label credit card revenue guarantee, both previously discussed, represent our maximum exposures to any potential loss.

In connection with the sale of maurices, the Company agreed to provide transition services to maurices for varying periods of time depending on the service. Service periods range from 3-36 months and include services such as legal, tax, logistics, sourcing and other back office functions. For the three months ended August 3, 2019, the Company recognized fees from these services of approximately $13.9 million.

10. Debt

Debt consists of the following:

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	August 3, 2019	August 4, 2018
	(millions)
Revolving credit facility	$—	$—
Less: unamortized debt issuance costs (a)	(3.2)	(4.3)
	(3.2)	(4.3)

Term loan	1,371.5	1,371.5
Less: unamortized original issue discount (b)	(13.8)	(18.0)
unamortized debt issuance costs (b)	(15.9)	(20.5)
	1,341.8	1,333.0

Less: current portion	—	—
Total long-term debt	$1,338.6	$1,328.7
_______
(a) The unamortized debt issuance costs are amortized on a straight-line basis over the life of the amended revolving credit agreement.
(b) The original issue discount and debt issuance costs for the term loan are amortized over the life of the term loan using the interest method based on an imputed interest rate of approximately 6.3%.

Amended Revolving Credit Agreement

On February 28, 2018, the Company and certain of its domestic subsidiaries entered into an amendment and restatement of its revolving credit agreement dated August 21, 2015, as amended October 31, 2016, among the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Amended Revolving Credit Agreement"). The Amended Revolving Credit Agreement provides aggregate revolving commitments up to $500 million, with an optional increase of up to $200 million.

The revolving credit facility may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The revolving credit facility also includes a $200 million letter of credit sublimit, all of which can be used for standby letters of credit pursuant to an amendment to the revolving credit facility dated September 20, 2019, and a $30 million swingline loan sublimit. Refer to Note 22 for more details on the amendment. The interest rates, pricing and fees under the agreement fluctuate based on the average daily availability, as defined therein. The Amended Revolving Credit Agreement extends the maturity of the Company’s revolving credit facility from August 2020 to the earlier of (i) five years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loan (unless (a) the outstanding principal amount of the Term Loan is $150 million or less and (b) the Company maintains liquidity, as defined in the Amended Revolving Credit Agreement (which can include (1) availability under the revolving credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility), in an amount equal to the outstanding principal amount of the remaining Term Loan.  There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement.  However, availability under the revolving credit facility is limited to a percentage of the amount of eligible cash, eligible inventory and eligible credit card accounts receivable as defined in the Amended Revolving Credit Agreement.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of August 3, 2019, there were no borrowings outstanding under the Amended Revolving Credit Agreement. After taking into account the $43.5 million in outstanding letters of credit, the Company had $396.5 million of availability under the Amended Revolving Credit Agreement.

Term Loan

In connection with the ANN Acquisition, the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which was issued at a 2% discount and provides for a term facility of $200 million. The Company would also be eligible to borrow an unlimited amount, if it were to maintain a minimum senior secured leverage ratio as defined in the Term Loan (the "Senior Secured Leverage Ratio") among other requirements.

The Term Loan matures on August 21, 2022 and its terms require quarterly repayments of $4.5 million during the first half of Fiscal 2017 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.2 billion required at maturity. During Fiscal 2018, the Company made repayments totaling $225 million of which $180.0 million was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment of $22.5 million until November of calendar 2020. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flows, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan, of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. No such mandatory prepayments are due for Fiscal 2019. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis points floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a 175 basis points floor) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points or (iii) LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. As of August 3, 2019, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 6.79%. The Company entered into an interest rate swap agreement in March 2019 to mitigate some of the risk associated the variable rate. Refer to Note 13 for additional information.

In connection with the Fiscal 2018 principal prepayments of $180.0 million referred to above, the Company recorded a $5.0 million loss on the early extinguishment of debt.

Restrictions under the Term Loan and the Amended Revolving Credit Agreement (collectively the "Borrowing Agreements")

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $37.5 million for three consecutive business days and ends when Availability is greater than these thresholds for 30 consecutive days. The Covenant Period was not in effect as of August 3, 2019.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Maturities of Debt
The Company's debt matures as follows:

Fiscal Year	Amount
(millions)
2020	$—
2021	66.5
2022	90.0
2023	1,215.0
Total maturities	$1,371.5

11. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	August 3, 2019	August 4, 2018
	(millions)
Prepaid expenses	$131.6	$134.2
Accounts and other receivables (a)	131.1	93.5
Restricted cash	1.2	1.2
Other current assets	15.4	0.5
Total prepaid expenses and other current assets	$279.3	$229.4
________
(a) Increase primarily reflects the third-party receivables due from maurices for services performed under the agreements described in Note 2.

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	August 3, 2019	August 4, 2018
	(millions)
Accrued salary, wages and related expenses	$114.1	$119.0
Accrued operating expenses	169.3	134.5
Sales tax payable	19.0	24.0
Income taxes payable	6.8	5.4
Other	24.7	21.1
Total accrued expenses and other current liabilities	$333.9	$304.0

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Derivative Financial Instruments

As discussed in Note 10, the interest rate under the Company's Term Loan is based on a variable rate. Therefore, the Company has exposure to increases in the underlying interest rate. In order to protect against our interest rate exposure, we entered into an interest rate swap agreement in March 2019. We do not hold any derivative financial instruments for speculative or trading purposes.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in the line item Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in Accumulated other comprehensive loss related to the Company’s derivative contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of August 3, 2019, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Agreement Principal Amount	Interest Rate	Maturity Date
Interest rate swap	One	$600.0 Million	6.85%	March 31, 2021

The interest rate swap was recorded at its estimated fair value of $6.3 million as of August 3, 2019 based on Level 2 measurements. Amounts included in the consolidated balance sheet as of August 3, 2019 include $3.1 million in Accrued expenses and other current liabilities and $3.2 million in Other non-current liabilities. The amount of unrealized losses deferred to Accumulated other comprehensive loss before the effect of taxes was $6.3 million as of August 3, 2019. The amount of classification of gains and losses from Accumulated other comprehensive loss into earnings related to the Company's derivative instrument during the fiscal year ended August 3, 2019 was de minimis. Based on current valuations, we estimate $3.3 million will be reclassified from Accumulated other comprehensive loss into Interest expense during the next twelve months. There was no material ineffectiveness related to the interest rate swap agreement during the fiscal year ended August 3, 2019.

14. Fair Value Measurements

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
Level 2
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are recently traded (not active); model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

Level 3	Instruments with little, if any, market activity are valued using significant unobservable inputs or valuation techniques.

Fair Value Measurements of Financial Instruments

As of August 3, 2019 and August 4, 2018, the Company believes that the carrying values of cash and cash equivalents approximates its fair value based on Level 1 measurements. The fair value of the Term Loan was determined to be $850.3 million as of August 3, 2019 and $1.258 billion as of August 4, 2018 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

Fair Value Measurements of Long-lived Assets Measured on a non-Recurring Basis

As more fully described in Note 6 and Note 8, during Fiscal 2019, assets of $145.5 million related to 649 under-performing stores and two corporate buildings were written down to their estimated fair values of $60.2 million, resulting in total impairment charges

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of $85.3 million. In Fiscal 2018, store-related assets of $65.0 million related to (i) 327 under-performing stores and (ii) 105 stores and one office building under the fleet optimization review were written down to their estimated fair values of $15.8 million, resulting in total impairment charges of $49.2 million. In Fiscal 2017, store-related assets of $38.4 million related to approximately 120 under-performing stores and approximately 130 stores under the fleet optimization review were written down to their estimated fair values of $2.8 million, resulting in total impairment charges of $35.6 million. Key assumptions used to determine fair values were future cash flows including, among other things, expected future operating performance, changes in economic conditions as well as other market information obtained from brokers. Significant inputs related to valuing the store-related assets are classified as Level 3 in the fair value measurement hierarchy.

For further discussion of the determination of fair values of goodwill and other intangible assets, see Note 5.

15. Income Taxes

Taxes on Income

Domestic and foreign pretax loss from continuing operations is as follows:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Domestic	$(838.5)	$(239.6)	$(1,471.8)
Foreign	53.5	34.3	36.3
Total loss before benefit for income taxes and loss from equity method investment	$(785.0)	$(205.3)	$(1,435.5)

The benefit for current and deferred income taxes is as follows:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
Current:	(millions)
Federal	$—	$(2.2)	$(8.1)
State and local	(4.0)	(1.1)	(11.7)
Foreign	(8.9)	(5.7)	(5.2)
	(12.9)	(9.0)	(25.0)
Deferred:
Federal	21.5	93.9	328.2
State and local	5.5	(22.4)	66.0
Foreign	0.4	(0.2)	(1.7)
	27.4	71.3	392.5
Total benefit for income taxes	$14.5	$62.3	$367.5

The Company's net income tax benefit in Fiscal 2019 was unfavorably impacted by certain non-routine, discrete items, including an increase of its valuation allowance for U.S. Federal and state jurisdictions. The Company has evaluated the available positive and negative evidence and has concluded that, for some of its deferred tax assets, it is more likely than not that it will not be realized in the foreseeable future. A valuation allowance is a non-cash charge, which does not eliminate the deferred tax asset but instead reduces the benefit expected to be realized from it in the future.

In December 2017, the 2017 Tax Cuts and Jobs Act (the "2017 Act") was signed into law. A full description of the 2017 Act and its expected impact on the Company is discussed in Note 14 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 4, 2018 and should be read in conjunction with the update below.

The SEC staff issued Staff Accounting Bulletin Number 118 ("SAB 118"), which is also included in FASB ASU 2018-05, and provided guidance on accounting for the tax effects of the 2017 Act. SAB 118 allows for a measurement period that should not

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). The Company completed its accounting for the impact of the 2017 Act during the second quarter of Fiscal 2019 and increased its Fiscal 2018 estimate of the one-time federal and state transition tax by $2.3 million to $26.9 million and by $0.2 million to $0.9 million, respectively.

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

Effective Tax Rate

The Company’s effective tax rate is reflective of the jurisdictions where the Company has operations. As shown below, the effective tax rate for Fiscal 2019 was 1.8%. The effective tax rate was impacted primarily by a valuation allowance on the Company’s net Federal deferred tax asset ("DTA") and a non-deductible impairment to goodwill.

As a result of the Company’s recent financial performance, the Company has determined it is appropriate to record a valuation allowance on its net Federal and state DTAs. This tax expense during Fiscal 2019 was $99.2 million.

As of August 4, 2018, the Company had a $53.3 million valuation allowance against the aggregate carrying value of its deferred tax assets. Such valuation allowance provides for the uncertainty that a portion of the recognized deferred tax assets may not be realizable. The valuation allowance increased by $99.2 million in Fiscal 2019 to $152.5 million as of August 3, 2019.

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as set forth below:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Benefit for income taxes at the U.S. federal statutory rate (a)	$167.4	$54.9	$501.3
Increase (decrease) due to:
State and local income taxes, net of federal benefit	18.6	0.8	41.2
Foreign rate differential	2.8	1.9	—
Tax Cuts and Job Act	—	36.9	—
Federal valuation allowance	(84.7)	—	—
State valuation allowance	(14.5)	(21.8)	—
Share-based compensation	(3.5)	(4.6)	—
Goodwill impairment	(57.9)	—	(171.2)
Net change relating to uncertain income tax benefits	(2.5)	0.7	(3.2)
GILTI	(7.7)	—	—
Other – net	(3.5)	(6.5)	(0.6)
Total benefit for income taxes	$14.5	$62.3	$367.5
_______

(a) The U.S. federal statutory rate for Fiscal 2017 was 35%. The 2017 Act reduced the statutory rate from 35% to 21% effective January 1, 2018, and under Section 15 of the Internal Revenue Code resulted in a blended statutory rate of 27% for Fiscal 2018. The statutory rate for Fiscal 2019 was 21%. The Fiscal 2019 benefit of $167.4 million includes the $11.8 million Loss from equity method investment at the federal statutory tax rate.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tax Incentives

In connection with the Company’s relocation of its Dressbarn and corporate offices to New Jersey, as well as the expansion of its distribution centers in Ohio and Indiana, the Company was approved for various state and local tax incentives.  In order to receive these incentives, the Company will generally need to meet certain minimum employment or expenditure commitments, as well as comply with periodic reporting requirements. These incentives, estimated to total approximately $23.5 million, are expected to be recognized over a 10-15 year period. Approximately $5.9 million was recognized in Fiscal 2019, $4.3 million in Fiscal 2018 and $6.1 million in Fiscal 2017.

Deferred Taxes

Significant components of the Company's net deferred tax asset are as follows:

	August 3, 2019	August 4, 2018
Deferred tax assets (a):	(millions)
Inventories	$18.0	$21.5
Net operating loss carryforwards and tax credits	98.6	65.2
Accrued payroll and benefits	40.1	41.5
Share-based compensation	12.3	15.5
Straight-line rent	37.8	40.5
Federal benefit of uncertain tax positions	24.6	23.6
Gift cards and merchandise credits	10.1	8.9
Investments	6.8	—
Other	19.7	12.1
Total deferred tax assets	268.0	228.8
Deferred tax liabilities:
Depreciation	26.5	55.1
Amortization	62.8	97.6
Foreign unremitted earnings	—	0.4
Other	17.3	22.4
Total deferred tax liabilities	106.6	175.5
Valuation allowance	(152.5)	(53.3)
Net deferred tax asset	$8.9	$—
_______
(a) Deferred tax asset of $9.5 million as of August 3, 2019 and $2.6 million as of August 4, 2018 are included within Other assets.

Net Operating Loss Carry Forwards

As of August 3, 2019, the Company had U.S. Federal net operating loss carryforwards of $264.6 million and state net operating loss carryforwards of $594.5 million that are available to offset future U.S. Federal and state taxable income. The U.S. Federal net operating losses generated prior to Fiscal 2018 have a twenty-year carryforward period, with $49.0 million to expire in Fiscal 2036 and $32.5 million to expire in Fiscal 2037.  Due to the 2017 Act, the U.S. Federal net operating losses generated in Fiscal 2018 and forward have an unlimited carryforward, therefore, $183.1 million will carryforward indefinitely. The state net operating losses have carryforward periods of five to twenty years, with varying expiration dates and amounts as follows: $33.9 million in one to five years, $51.9 million in six to ten years, $115.7 million in eleven to fifteen years, $355.7 million in sixteen to twenty years and $37.3 million will carryforward indefinitely.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain Income Tax Benefits

Reconciliation of Liabilities

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is presented below:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Unrecognized tax benefit beginning balance	$50.9	$45.3	$43.2
Additions related to current period tax positions	—	—	2.0
Additions related to tax positions in prior years	0.9	9.8	1.9
Reductions related to prior period tax positions	(0.8)	(0.5)	(0.2)
Reductions related to settlements with taxing authorities	(0.1)	(1.3)	(0.1)
Reductions related to expiration of statute of limitations	(0.6)	(2.4)	(1.5)
Unrecognized tax benefit ending balance	$50.3	$50.9	$45.3

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits is presented below:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Accrued interest and penalties beginning balance	$22.1	$19.4	$17.2
Additions (reductions) charged to expense, net	3.1	2.7	2.2
Accrued interest and penalties ending balance	$25.2	$22.1	$19.4

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is primarily included in Other non-current liabilities in the accompanying consolidated balance sheets, was $72.8 million as of August 3, 2019 and $69.4 million as of August 4, 2018.

Future Changes in Unrecognized Tax Benefits

The amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $1.9 million during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future. The Company’s portion of gross unrecognized tax benefits that would affect its effective tax rate, including interest and penalties, is $48.4 million.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2013.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Commitments and Contingencies

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

The Company’s operating lease obligations represent future minimum lease payments under non-cancelable operating leases as of August 3, 2019. The minimum lease payments do not include common area maintenance ("CAM") charges or real estate taxes, which are also required contractual obligations under the operating leases. In the majority of the Company’s operating leases, CAM charges are not fixed and can fluctuate from year to year.

A summary of occupancy costs for continuing operations are as follows:	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Base rentals	$492.1	$509.7	$539.3
Percentage rentals	23.3	32.1	26.2
Other occupancy costs, primarily CAM and real estate taxes	203.0	205.7	198.8
Total (a)	$718.4	$747.5	$764.3

(a) Total occupancy costs included in discontinued operations were $66.8 million for Fiscal 2019, $94.9 million for Fiscal 2018 and $99.2 million for Fiscal 2017.

The following is a schedule of future minimum rentals under non-cancelable operating leases as of August 3, 2019:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2020	$462.0
2021	402.3
2022	325.4
2023	242.7
2024	172.6
Thereafter	563.3
Total future minimum rentals	$2,168.3

(a) Net of sublease income, which is not expected to be significant in any period.
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

In addition, the Company had $43.5 million of outstanding letters of credit as of August 3, 2019.

Other Contingencies

On July 29, 2019, the Company received a letter from the Listing Qualifications staff of Nasdaq (the “Notification Letter”), indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement of the Nasdaq Global Select Market to maintain a minimum bid price of $1 per share. The Notification Letter does not impact the Company’s listing on The Nasdaq Global Select Market at this time. The Company has been provided a period of 180 calendar days, or until January 27, 2020, in which to regain compliance. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to transfer to the Nasdaq Capital Market and seek an additional compliance period of 180 calendar days if the Company (i) meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) provides written notice to Nasdaq of the Company’s intent to cure the deficiency during this second compliance period. The Company is considering actions that it may take in order to regain compliance, including whether to effect a reverse stock split.

Legal Proceedings

Federal Securities Class Action

On June 7, 2019, plaintiff James Newman commenced a federal securities class action in the United States District Court for the District of New Jersey, naming Ascena Retail Group, Inc. and certain of Ascena’s current and former officers and directors as defendants. The Newman complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 related to the Company’s goodwill impairment accounting and statements regarding the success of the 2015 purchase of ANN and the overall performance and expected growth of the ANN brands. Plaintiff seeks damages on behalf of a proposed class of purchasers of Ascena securities between September 16, 2015 and June 8, 2017 (the proposed “Class Period”).

On July 2, 2019, a second lawsuit was filed by Michaella Corporation. The Michaella complaint is substantially similar to the Newman complaint. Both the Michaella complaint and the Newman complaint name the same defendants, allege the same proposed class period, and challenge the same categories of public statements under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.

On August 6, 2019, two potential lead plaintiffs (Joel Patterson and Michaella Corporation) filed motions for appointment as lead plaintiff in the Newman and Michaella actions, and to consolidate both actions. James Newman did not move for appointment as lead plaintiffs. On August 23, 2019, the Court consolidated the two actions as In re Ascena Retail Group, Inc. Sec. Litig. and appointed Patterson and Michaella Corporation as joint lead-plaintiffs.

Defendants believe they have strong defenses to these claims and will respond accordingly. The range of loss, if any, is not reasonably estimable at this time.

Derivative Action

On August 19, 2019, William Cunningham, an Ascena Retail Group, Inc. shareholder, filed a derivative action, purportedly on behalf of Ascena, in federal court in Delaware against certain of Ascena’s current and former officers and directors.  The complaint alleges that the management and the board breached their fiduciary duties by failing to exercise proper oversight of Ascena, including by failing to disclose issues regarding the acquisition of ANN, the true condition of the ANN brands purchased in the acquisition, and the timing of certain impairment charges to the value of ANN’s goodwill. The plaintiffs seek damages on behalf of Ascena for the alleged breaches of fiduciary duty, reforms to the corporate governance and internal procedure to ensure compliance with governance obligations and applicable law, as well as an award to plaintiff of attorneys’ fees and costs incurred in pursuing this action.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defendants believe they have strong defenses to these claims and will respond accordingly. The range of damages, if any, is not reasonably estimable at this time.

Other litigation

The Company is involved in routine litigation arising in the normal course of its business. In the opinion of management, such litigation is not expected to have a material adverse effect on the Company's consolidated financial statements.

17. Equity

Capital Stock

The Company’s capital stock consists of one class of common stock and one class of preferred stock. There are 360 million shares of common stock authorized to be issued and 100,000 shares of preferred stock authorized to be issued. There are no shares of preferred stock issued or outstanding.

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business, liquidity, and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's Borrowing Agreements, as more fully described in Note 10. Repurchased shares are retired and treated as authorized but unissued. The excess of repurchase price over the par value of common stock for the repurchased shares is charged entirely to retained earnings.

No shares of common stock were repurchased in Fiscal 2019, Fiscal 2018 or Fiscal 2017. Cumulative repurchases under the 2016 Stock Repurchase Program total 2.1 million shares of common stock, which were repurchased at an aggregate cost of $18.6 million and the remaining availability under the 2016 Stock Repurchase Program was approximately $181.4 million at August 3, 2019.

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

The weighted-average number of common shares outstanding used to calculate basic net loss per common share is reconciled to those shares used in calculating diluted net loss per common share as follows:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Basic	197.5	196.0	194.8
Dilutive effect of stock options, restricted stock and restricted stock units (a)	—	—	—
Diluted shares	197.5	196.0	194.8

(a) There was no dilutive effect of stock options, restricted stock and restricted stock units for all periods presented as the impact of these items was anti-dilutive because of the Company's net loss incurred during these periods.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net loss per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service conditions. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. Potentially dilutive instruments are not included in the computation of net loss per share for Fiscal 2019, Fiscal 2018 and Fiscal 2017 as the impact of those items would have been anti-dilutive due to the net loss incurred for these periods. For Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, 24.4 million, 24.1 million and 19.5 million shares of anti-dilutive options and restricted stock units were excluded from the diluted share calculations.

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion of, and are payable only when declared by, the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company's liquidity and borrowing arrangements as described in Note 10.

18. Stock-Based Compensation

Omnibus Incentive Plan

In November 2018, the Board of Directors approved the amendment of the Company's 2016 Omnibus Incentive Plan, as amended and restated on December 10, 2015 (the "2016 Omnibus Incentive Plan"). The amendment to the 2016 Omnibus Incentive plan was approved by the Company's shareholders and became effective on December 14, 2018 to increase the aggregate number of shares that may be issued under the plan by an additional 13.1 million shares to 83.6 million shares of stock-based awards to eligible employees and directors of the Company. The 2016 Omnibus Incentive Plan provides for the granting of service-based and performance-based stock awards as well as performance-based cash incentive awards. The 2016 Omnibus Incentive Plan expires in November 2025.

As of August 3, 2019, there were approximately 18.8 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements on a consolidated basis is as follows:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Compensation expense	$11.5	$19.8	$24.5
Income tax benefit	$2.4	$5.3	$9.3

Stock Options

Stock option awards outstanding under the Company’s current plans have been granted at exercise prices that are equal to the market value of its common stock on the date of grant. Such options generally vest over a period of two to five years and expire at either seven or ten years after the grant date. The Company recognizes compensation expense ratably over the vesting period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions as follows:

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

Expected Dividend Yield — The expected dividend yield is based on the Company's historical practice of not paying dividends on its common stock.

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
Expected term (years)	5.2	5.1	5.1
Expected volatility	47.5%	43.9%	37.6%
Risk-free interest rate	2.9%	2.0%	1.3%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value	$1.77	$0.98	$1.87

A summary of the stock option activity under service-based plans during Fiscal 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – August 4, 2018	19,307.9	$8.97	4.2	$9.3
Granted	4,545.8	3.89
Exercised	(40.2)	2.37
Canceled/Forfeited	(6,788.1)	8.54
Options outstanding – August 3, 2019	17,025.4	$7.80	4.1	$—
Options vested and expected to vest at August 3, 2019 (b)	16,879.7	$7.83	4.1	$—
Options exercisable at August 3, 2019	10,311.9	$10.53	3.1	$—
______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of August 3, 2019, there was $4.7 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years. The total intrinsic value of options exercised during Fiscal 2019 and Fiscal 2017 was de minimis. There were no options exercised during Fiscal 2018. The total grant date fair value of options that vested during Fiscal 2019, Fiscal 2018 and Fiscal 2017, was approximately $9.6 million, $11.2 million and $13.4 million, respectively.

Market-based Stock Options

Market-based non-qualified stock options (“NQSO Awards”) entitle the holder to receive options to purchase shares of common stock of the Company during the vesting period. However, such awards are subject to the grantee’s continuing employment and the Company’s achievement of certain market-based goals over the pre-defined performance period.

The NQSO Awards' fair value is determined using a Monte-Carlo simulation model on the grant date. A Monte-Carlo simulation model estimates the fair value of the market-based award based on an expected term of 7 years, a risk-free interest rate of 2.3%, an expected dividend yield of zero and an expected volatility measure of 56.4% for the Company. Compensation expense for NQSOs Awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company granted 3.5 million of NQSO Awards during the third quarter of Fiscal 2019 at an exercise price of $1.17 per share. The weighted-average grant date fair value of the awards was $0.22 per share. The total unrecognized compensation cost at August 3, 2019 was $0.8 million to be recognized over 2.8 years. There were no vestings of the NQSOs Awards as of August 3, 2019.

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

The fair values of service-based Restricted Equity Awards are based on the fair value of the Company’s unrestricted common stock at the date of grant. Compensation expense for service-based Restricted Equity Awards is recognized over the vesting period based on the grant-date fair values of the awards that are expected to vest based upon the service and performance-based conditions.

 A summary of Service-based Restricted Equity Awards activity during Fiscal 2019 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at August 4, 2018	4,171.3	$4.57
Granted	269.9	3.75
Vested	(1,825.8)	5.22
Canceled/Forfeited	(1,266.9)	3.49
Nonvested at August 3, 2019	1,348.5	$4.57

As of August 3, 2019, there was $1.5 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.8 years. The total fair value of the service-based Restricted Equity Awards vested during Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $5.6 million, $2.8 million and $3.9 million, respectively. The weighted-average grant-date fair value per share of the service-based Restricted Equity Awards granted during Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $3.75, $2.45 and $5.28, respectively.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company granted approximately 2.5 million of market-based Restricted Equity Awards during the third quarter ended May 4, 2019. The weighted-average grant day fair value of the awards was $0.47 per share. The total unrecognized compensation at August 3, 2019 was $1.2 million to be recognized over 2.7 years. There were no vestings of the market-based Restricted Equity Awards as of August 3, 2019.

19. Employee Benefit Plans

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

The Company recognized $0.1 million, $(7.2) million and $13.6 million in compensation expense under the LTIP during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, which was recorded within Selling, general and administrative expenses in the accompanying consolidated financial statements. The net credits recorded in Fiscal 2018 primarily reflect (1) the Compensation Committee's determination in late September 2017 that although certain metrics within the 2017 LTIP were achieved, negative discretion should be applied based upon the overall performance of the Company, thus the LTIP amounts were not distributed and (2) the Company's determination in Fiscal 2018 that certain performance targets for the 2018 LTIP year would not be achieved.

As of August 3, 2019, there was $19.1 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. As of August 3, 2019, the liability for LTIP Awards was $10.7 million, which was all classified within Other non-current liabilities in the accompanying consolidated balance sheets. No amounts were paid during Fiscal 2019 or Fiscal 2018 and $10.4 million was paid during Fiscal 2017.

Retirement Savings Plan (401(k))

The Company currently sponsors a defined contribution retirement savings plan (the "401(k)" plan). This plan covers substantially all eligible U.S. employees. Participating employees may contribute a percentage of their annual compensation, subject to certain limitations under the U.S Internal Revenue Code. The Company's contribution is made in accordance with a matching formula established prior to the beginning of each plan year. Effective with the plan year started January 1, 2015, the Company contributes a matching amount based on eligible salary contributed by an employee equal to 100% of the first 3% contributed and 50% of the next 2% contributed. Under the terms of the plan, such matching contributions are immediately vested. The Company incurred expenses relating to its contributions to and administration of its 401(k) plan of $15.3 million in Fiscal 2019, $15.8 million in Fiscal 2018 and $17.1 million in Fiscal 2017.

Defined Benefit Plan

During Fiscal 2017, the Company completed its plan to terminate a defined benefit plan assumed in the ANN Acquisition whereby eligible participants elected to receive lump sum distributions. Subsequent to those distributions, also during Fiscal 2017, the remaining obligation was transferred to a third-party and settled through a non-participating annuity contract whereby the trust was fully liquidated. As a result, during Fiscal 2017, the accumulated actuarial loss of $7.4 million (net of an income tax benefit of $2.9 million) was reclassified from Accumulated other comprehensive loss to Acquisition and integration expenses. In addition, the Company recorded total settlement charges and professional fees of $8.0 million within Acquisition and integration expenses during Fiscal 2017.

Executive Retirement Plan

The Company sponsors an Executive Retirement Plan (the “ERP Plan”) for certain officers and key executives. The ERP Plan is a non-qualified deferred compensation plan. The purpose of the ERP Plan is to attract and retain a select group of management and to provide them with an opportunity to defer compensation on a pretax basis above U.S. Internal Revenue Service

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

limitations. ERP Plan balances cannot be rolled over to another qualified plan or IRA upon distribution. Unlike a qualified plan, the Company is not required to pre-fund the benefits payable under the ERP Plan.

ERP Plan participants can contribute up to 50% of base salary and 75% of bonuses, before federal and state taxes are calculated.  The Company makes a matching contribution to the ERP Plan in the amount of 100% on the first 1% of base salary and bonus salary deferred up to $270,000. The Company makes an additional matching contribution to the ERP Plan in the amount of 100% on the first 5% of base salary and bonus salary deferred in excess of $270,000. Plan participants vest immediately in their voluntary deferrals and are incrementally vested in their employer matching contributions over a five year vesting period after which they are 100% vested. The Company incurred expenses related to its matching contributions of approximately $1.0 million in Fiscal 2019, $1.0 million in Fiscal 2018 and $0.9 million in Fiscal 2017 relating to the ERP Plan. In addition, as the ERP Plan is unfunded by the Company, the Company is also required to pay an investment return to participating employees on all account balances in the ERP Plan based on 27 reference investment fund elections offered to participating employees. As a result, the Company’s obligations under the ERP Plan are subject to market appreciation and depreciation, which resulted in expense of $1.0 million in Fiscal 2019, $6.7 million in Fiscal 2018 and $8.6 million in Fiscal 2017. The Company’s obligations under the ERP Plan, including employee compensation deferrals, matching employer contributions and investment returns on account balances, were $60.5 million as of August 3, 2019 and $71.6 million as of August 4, 2018. As of August 3, 2019, $31.6 million was classified within Accrued expenses and other current liabilities and $28.9 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. As of August 4, 2018, $4.2 million was classified within Accrued expenses and other current liabilities and $67.4 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets. The increase in the current portion of the liability as of August 3, 2019 reflects amounts due to former senior executives who left the Company during in the second half of Fiscal 2019. The amounts are expected to be paid during Fiscal 2020.

Employee Stock Purchase Plan

The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of the Company’s common stock during each quarterly offering period at a 15% discount through payroll deductions. During the fourth quarter of Fiscal 2017 the plan reached the maximum number of authorized shares to be issued and purchases under the plan were automatically terminated. On December 7, 2017, stockholders approved an amended and restated Employee Stock Purchase Plan effective as of January 1, 2018. The principal purpose of adopting this amended and restated plan was to approve a 4,000,000 share increase to the number of shares of common stock available for issuance under the plan. Purchases under the amended and restated plan began in the third quarter of Fiscal 2018. Expenses incurred during Fiscal 2019, Fiscal 2018 and Fiscal 2017 relating to this plan were de minimis.

20. Segments

The Company's segment reporting structure reflects an approach designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, direct channel and licensing. The Company classifies its businesses into four reportable operating segments: Premium Fashion, Plus Fashion, Kids Fashion and Value Fashion. Each segment is reviewed by the Company's Chief Executive Officer, who functions as the chief operating decision maker (the "CODM"), and is responsible for reviewing the operating activities, financial results, forecasts and business plans of the segment. Accordingly, the Company's CODM evaluates performance and allocates resources at the segment level. During the third quarter of Fiscal 2019, the Company made revisions to its reportable segments upon the divesting of its maurices business. As a result, the Company removed the maurices business from the Value Fashion segment and reallocated all corporate overhead to the remaining operating segments. The financial information presented below reflects such changes for all periods presented, including the prior year financial information.

The four reportable segments are as follows:

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

Net sales and operating (loss) income for each operating segment are as follows:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
Net sales (a) (b):	(millions)
Premium Fashion	$2,415.1	$2,317.8	$2,322.6
Plus Fashion	1,240.5	1,340.0	1,353.9
Kids Fashion	1,079.1	1,100.0	1,023.1
Value Fashion	758.7	808.6	917.7
Total net sales	$5,493.4	$5,566.4	$5,617.3

Operating loss (a) (b):
Premium Fashion	$72.7	$102.3	$129.6
Plus Fashion	(71.4)	0.6	(12.7)
Kids Fashion	(42.4)	18.7	(60.5)
Value Fashion	(101.7)	(128.5)	(56.0)
Unallocated restructuring and other related charges (c)	(127.7)	(76.6)	(78.1)
Unallocated impairment of goodwill (Note 5)	(276.0)	—	(489.1)
Unallocated impairment of other intangible assets (Note 5)	(134.9)	—	(728.1)
Unallocated acquisition and integration expenses	—	(5.4)	(39.4)
Total operating loss	$(681.4)	$(88.9)	$(1,334.3)
_______

(a) Prior period amounts have not been restated due to the adoption of ASU 2014-09 and continue to be reported under the accounting standards in effect for those periods. For more information on ASU 2014-09, refer to Note 4.
(b) For Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, the maurices business was excluded from the Value Fashion segment and has been classified as discontinued operations within the consolidated financial statements. As a result, shared expenses of $78 million, $96 million and $81 million, respectively, for the fiscal years ended August 3, 2019, August 4, 2018 and July 29, 2017, which were previously allocated to maurices have been reallocated to the remaining operating units for all periods presented.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c) Restructuring and other related charges by operating segment are as follows:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Cash related charges(1):
Severance and benefit costs:
Premium Fashion	$3.3	$1.3	$3.0
Plus Fashion	3.5	3.2	9.4
Kids Fashion	1.8	0.2	2.4
Value Fashion	26.9	(0.8)	5.7
Corporate	7.5	1.8	10.3
Total Severance and benefit costs	43.0	5.7	30.8

Professional fees and other related charges:
Plus Fashion	—	2.2	1.2
Value Fashion	6.1	—	—
Corporate	33.2	57.0	33.4
Total Professional fees and other related charges	39.3	59.2	34.6

Total Cash related charges	82.3	64.9	65.4

Non-cash charges:
Impairment of assets:
Premium Fashion	—	6.5	3.2
Plus Fashion	—	4.4	4.8
Kids Fashion	—	0.2	1.6
Value Fashion	0.5	0.6	3.1
Corporate	44.9	—	—
Total Non-cash charges	45.4	11.7	12.7

Total restructuring and other related charges	$127.7	$76.6	$78.1

(1) The charges incurred under the Company's cost reduction initiatives are more fully described in Note 6.

ASCENA RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation and amortization expense and capital expenditures for each operating segment are as follows:

	Fiscal Years Ended
	August 3, 2019	August 4, 2018	July 29, 2017
Depreciation and amortization expense (a):	(millions)
Premium Fashion	$125.3	$134.4	$135.3
Plus Fashion	65.9	69.4	76.6
Kids Fashion	64.2	66.4	78.8
Value Fashion	44.5	53.3	60.1
Total depreciation and amortization expense	$299.9	$323.5	$350.8

Capital expenditures (a):
Premium Fashion	$28.6	$40.7	$64.2
Plus Fashion	8.5	8.8	21.2
Kids Fashion	6.1	6.1	17.9
Value Fashion	3.1	5.7	13.5
Corporate (b)	85.9	118.3	119.2
Total capital expenditures	$132.2	$179.6	$236.0

(a) Depreciation and amortization expense and capital expenditures related to the maurices business, historically reported within the Value Fashion segment, has been excluded from the tables and is now classified as discontinued operations within the consolidated financial statements. Refer to Note 2.
(b) Includes capital expenditures for technology and supply chain infrastructure.

The Company’s executive team does not regularly review asset information by operating segment and, as a result, we do not report asset information by operating segment. In addition, the Company’s operations are largely concentrated in the United States and Canada. Accordingly, net sales and long-lived assets by geographic location are not meaningful at this time.

21. Additional Financial Information

	Fiscal Years Ended
Cash Interest and Taxes:	August 3, 2019	August 4, 2018	July 29, 2017
	(millions)
Cash paid for interest	$97.4	$112.9	$90.8
Cash paid for income taxes (a)	$5.9	$5.1	$3.5
_______

(a) Includes a net refund of $0.2 million for Fiscal 2019 and net payments of $0.5 million and $0.8 million for Fiscal 2018 and 2017, respectively, related to the maurices business, which is classified in discontinued operations.

Non-cash Transactions

Non-cash investing activities of continuing operations include the accrued purchases of fixed assets in the amount of $19.3 million as of August 3, 2019, $20.6 million as of August 4, 2018 and $24.7 million as of July 29, 2017.

22. Subsequent Events

On September 20, 2019, the Company and certain of its domestic subsidiaries entered into an amendment to our Amended Revolving Credit Agreement among the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The amendment expands the limit on the letter of credit sublimit available for standby letters of credit from $100 million to $200 million, which offers the Company greater financing flexibility to meet its working capital needs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Mahwah, New Jersey

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ascena Retail Group, Inc. and subsidiaries (the "Company") as of August 3, 2019 and August 4, 2018, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three fiscal years in the period ended August 3, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 3, 2019 and August 4, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended August 3, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 3, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 10, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
October 10, 2019
We have served as the Company’s auditor since at least 1980, in connection with its initial public offering.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Mahwah, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ascena Retail Group, Inc, and subsidiaries (the “Company”) as of August 3, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 3, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended August 3, 2019, of the Company and our report dated October 10, 2019, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 10, 2019

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

Fiscal Year Ended August 3, 2019	Fourth Quarter (a)(b)(c)	Third Quarter (a)(b)(c)	Second Quarter (a)(b)	First Quarter (a)(b)
	(millions, except per share data)
Net sales	$1,454.2	$1,265.7	$1,435.0	$1,338.5
Gross margin	789.2	722.3	748.7	801.1
Net loss from continuing operations	(420.2)	(244.2)	(94.1)	(23.8)
Net loss from continuing operations per common share:
Basic	$(2.12)	$(1.24)	$(0.48)	$(0.12)
Diluted	$(2.12)	$(1.24)	$(0.48)	$(0.12)

Net (loss) income	(358.0)	(237.9)	(71.5)	5.9
Net (loss) income per common share:
Basic	$(1.81)	$(1.20)	$(0.36)	0.03
Diluted	$(1.81)	$(1.20)	$(0.36)	0.03

Fiscal Year Ended August 4, 2018	Fourth Quarter (a)(b)(d)	Third Quarter (a)(b)	Second Quarter (a)(b)(d)	First Quarter (a)(b)
	(millions, except per share data)
Net sales	$1,519.5	$1,266.7	$1,456.4	$1,323.8
Gross margin	882.3	753.2	790.6	806.2
Net income (loss) from continuing operations	15.8	(59.4)	(75.2)	(24.2)
Net income (loss) from continuing operations per common share:
Basic	$0.08	$(0.30)	$(0.38)	$(0.12)
Diluted	$0.08	$(0.30)	$(0.38)	$(0.12)

Net income (loss)	33.2	(40.2)	(39.3)	6.6
Net income (loss) per common share:
Basic	$0.17	$(0.20)	$(0.20)	$0.03
Diluted	$0.17	$(0.20)	$(0.20)	$0.03
________

(a) For all periods presented, the maurices business has been classified as discontinued operations within the consolidated financial statements and has been excluded from the results of continuing operations shown herein.
(b) Fiscal 2019 continuing operations includes Restructuring and other related expenses of $7.9 million, $14.1 million, $7.1 million and $98.6 million in the first, second, third and fourth quarters, respectively. Fiscal 2018 continuing operations includes Restructuring and other related expenses of $22.0 million, $18.9 million, $18.0 million and $17.7 million in the first, second, third and fourth quarters, respectively.
(c) In the third and fourth quarters of Fiscal 2019, the Company recorded non-cash impairment charges of $140.1 million and $270.8 million, respectively, related to goodwill and other intangible assets. Refer to Note 5 to the accompanying financial statements for additional information.
(d) Fiscal 2018 continuing operations includes incremental revenues from the 53rd week of $24.6 million at the Premium Fashion segment in the second quarter and $70.2 million at the Plus Fashion, Kids Fashion and Value Fashion segments in the fourth quarter.