Form 10-Q
period 2019-11-02
Ascena Retail Group, Inc.
filed 2019-12-10
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2019

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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASNA	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The Registrant had 199,442,465 shares of common stock outstanding as of December 5, 2019.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 2, 2019	August 3, 2019
	(millions, except per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$262.1	$328.0
Inventories	672.6	547.7
Prepaid expenses and other current assets	238.2	279.3
Total current assets	1,172.9	1,155.0
Property and equipment, net	795.3	847.0
Operating lease right-of-use assets	814.6	—
Goodwill	313.5	313.5
Other intangible assets, net	266.8	276.6
Equity method investment	61.1	42.1
Other assets	66.8	65.6
Total assets	$3,491.0	$2,699.8

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$347.2	$336.0
Accrued expenses and other current liabilities	349.2	333.9
Deferred income	119.6	128.3
Current portion of lease obligations	173.2	—
Total current liabilities	989.2	798.2
Long-term debt	1,341.2	1,338.6
Lease-related liabilities	—	234.2
Deferred income taxes	0.5	0.6
Long-term lease obligations	826.1	—
Other non-current liabilities	161.0	177.2
Total liabilities	3,318.0	2,548.8

Commitments and contingencies (Note 17)

Equity:
Common stock, par value $0.01 per share; 199.4 million and 198.5 million shares issued and outstanding as of November 2, 2019 and August 3, 2019, respectively	2.0	2.0
Additional paid-in capital	1,102.2	1,100.6
Accumulated deficit	(915.7)	(935.9)
Accumulated other comprehensive loss	(15.5)	(15.7)
Total equity	173.0	151.0
Total liabilities and equity	$3,491.0	$2,699.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions, except per share data) (unaudited)
Net sales	$1,297.1	$1,338.5
Cost of goods sold	(523.8)	(537.4)
Gross margin	773.3	801.1

Other operating expenses:
Buying, distribution and occupancy expenses	(256.8)	(281.7)
Selling, general and administrative expenses	(397.3)	(435.7)
Restructuring and other related charges	(4.6)	(7.9)
Depreciation and amortization expense	(74.4)	(74.6)
Total other operating expenses	(733.1)	(799.9)
Operating income	40.2	1.2
Interest expense	(26.4)	(26.0)
Interest income and other income, net	1.5	0.6
Income (loss) from continuing operations before (provision) benefit for income taxes and income from equity method investment	15.3	(24.2)
(Provision) benefit for income taxes from continuing operations	(2.6)	0.4
Income from equity method investment	19.0	—
Income (loss) from continuing operations	31.7	(23.8)
Income from discontinued operations, net of taxes (a)	—	29.7
Net income	$31.7	$5.9

Net income (loss) per common share - basic:
Continuing operations	$0.16	$(0.12)
Discontinued operations	—	0.15
Total net income per basic common share	$0.16	$0.03

Net income (loss) per common share - diluted:
Continuing operations	$0.16	$(0.12)
Discontinued operations	—	0.15
Total net income per diluted common share	$0.16	$0.03

Weighted average common shares outstanding:
Basic	198.8	196.7
Diluted	198.8	201.2

__________

(a) Income from discontinued operations is presented net of income tax expense of $8.2 million for the three months ended November 3, 2018.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions) (unaudited)
Net income	$31.7	$5.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	0.2	(0.4)
Reclassification of interest rate swap deferred loss into earnings	0.3	—
Deferred loss related to interest rate hedge	(0.3)	—
Total other comprehensive income (loss), net of tax	0.2	(0.4)
Total comprehensive income	$31.9	$5.5

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$31.7	$5.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	74.4	82.0
Deferred income tax benefit	(0.2)	5.8
Deferred rent and other costs recognized under prior lease accounting standard	—	(10.4)
Stock-based compensation expense	1.6	4.7
Impairment of tangible assets	0.7	1.9
Income from equity method investment	(19.0)	—
Non-cash interest expense	2.6	2.5
Gain on sale of fixed assets	—	(0.1)
Gain on sale of intangible assets	(5.0)	—
Other non-cash income, net	(6.6)	(4.1)
Changes in operating assets and liabilities:
Inventories	(124.9)	(192.4)
Accounts payable, accrued liabilities and income tax liabilities	26.7	74.0
Deferred income	1.0	4.2
Lease-related liabilities	—	4.0
Operating lease right-of-use assets and lease liabilities	(11.4)	—
Other balance sheet changes, net	(13.3)	20.6
Cash flows used in operating activities	(41.7)	(1.4)
Cash flows used in investing activities:
Capital expenditures	(29.2)	(38.7)
Proceeds from the sale of assets	—	0.4
Proceeds from the sale of intangible assets	5.0	—
Cash flows used in investing activities	(24.2)	(38.3)
Cash flows from financing activities:
Tax payments related to share-based awards	—	(0.5)
Proceeds from stock options exercised and employee stock purchases	—	0.2
Cash flows used in financing activities	—	(0.3)
Net decrease in cash, cash equivalents and restricted cash	(65.9)	(40.0)
Cash, cash equivalents and restricted cash at beginning of period	329.2	240.1
Cash, cash equivalents and restricted cash at end of period	$263.3	$200.1

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Fiscal 2020	Shares	Amount
	(millions)
	(unaudited)
Balance, August 3, 2019	198.5	$2.0	$1,100.6	$(935.9)	$(15.7)	$151.0
Net income	—	—	—	31.7	—	31.7
Total other comprehensive income	—	—	—	—	0.2	0.2
Shares issued and equity grants made pursuant to stock-based compensation plans	0.9	—	1.6	—	—	1.6
Cumulative effect of change in accounting upon adoption of ASC Topic 842	—	—	—	(11.5)	—	(11.5)
Balance, November 2, 2019	199.4	$2.0	$1,102.2	$(915.7)	$(15.5)	$173.0

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Fiscal 2019	Shares	Amount
	(millions)
	(unaudited)
Balance, August 4, 2018	196.3	$2.0	$1,088.2	$(278.8)	$(12.9)	$798.5
Net income	—	—	—	5.9	—	5.9
Total other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Shares issued and equity grants made pursuant to stock-based compensation plans	1.1	—	4.8	(0.5)	—	4.3
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	4.9	—	4.9
Balance, November 3, 2018	197.4	$2.0	$1,093.0	$(268.5)	$(13.3)	$813.2

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation, is a national specialty retailer of apparel for women and tween girls. The Company’s continuing operations consist of its direct channel operations and approximately 3,400 stores throughout the United States, Canada and Puerto Rico. The Company had annual revenues from continuing operations for the fiscal year ended August 3, 2019 of approximately $5.5 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company operates its business in four reportable segments: Premium Fashion, Plus Fashion, Kids Fashion and Value Fashion. All of our segments sell fashion merchandise to the women’s and girls’ apparel market across a wide range of ages, sizes and demographics. Our segments consist of specialty retail, outlet and direct channel as well as licensed franchises in international territories at our Kids Fashion segment. Our Premium Fashion segment consists of our Ann Taylor and LOFT brands; our Plus Fashion segment consists of our Lane Bryant and Catherines brands; our Kids Fashion segment consists of our Justice brand; and our Value Fashion segment consists of our Dressbarn brand. As further discussed in Note 2, during Fiscal 2019, the Company completed the sale of its maurices brand, which previously was included in the Value Fashion segment and announced plans to wind down its Dressbarn brand. The wind down of Dressbarn is expected to be completed in the second quarter of the fiscal year ending August 1, 2020 (“Fiscal 2020”).

For a more detailed description of each brand’s products and markets in which they serve, see Part I, Item 1 “Business” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2019 (the “Fiscal 2019 10-K”). The Company’s brands included in the continuing operations had the following store counts as of November 2, 2019:

Justice	Lane Bryant	LOFT	Dressbarn	Catherines	Ann Taylor	Total
828	715	670	544	313	293	3,363

2. Basis of Presentation

Basis of Consolidation

These unaudited interim consolidated financial statements present all the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Period

Fiscal 2020 will end on August 1, 2020 and will be a 52-week period. Fiscal year 2019 ended on August 3, 2019 and was a 52-week period (“Fiscal 2019”). The three months ended November 2, 2019 and November 3, 2018 were 13-week periods.

Interim Financial Statements

These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and are unaudited. In the opinion of management, such condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the condensed consolidated financial condition, results of operations, comprehensive income, cash flows and equity of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report as permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to ensure that the information is fairly presented.

The condensed consolidated balance sheet data as of August 3, 2019 is derived from the audited consolidated financial statements included in the Company’s Fiscal 2019 10-K, which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2019 10-K for a complete set of financial statements.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations

In the fourth quarter of Fiscal 2019, the Company and Maurices Incorporated, a Delaware corporation (“maurices”) and wholly owned subsidiary of ascena, completed the transaction contemplated by the previously-announced Stock Purchase Agreement with Viking Brand Upper Holdings, L.P., a Cayman Islands exempted limited partnership (“Viking”) and an affiliate of OpCapita LLP (“OpCapita”), providing for, among other things, the sale by ascena of maurices to Viking (the “Transaction”). Effective upon the closing of the Transaction, ascena received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices through its investment in Viking, consisting of interests in Viking preferred and common stock. Reference is made to Note 10 for more information about the Company’s investment in Viking.

As the sale of maurices represented a major strategic shift, as well as the Company's determination that it did not have a significant continuing involvement in the business, the Company's maurices business has been classified as a discontinued operations within the consolidated financial statements.

The following table summarizes the results of maurices reclassified as discontinued operations:

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions, unaudited)
Net sales	$—	$253.3
Depreciation and amortization expense	—	(7.4)
Operating income	—	37.7
Pretax income from discontinued operations	—	37.9
Income tax expense	—	(8.2)
Income from discontinued operations, net of tax	$—	$29.7

The major components of cash flows related to discontinued operations are summarized below:

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions, unaudited)
Cash provided by operations of discontinued operations	$—	$15.7
Cash used by investing activities of discontinued operations	—	(1.1)

Condensed Consolidated Statements of Cash Flows Reconciliation

A reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown on the condensed consolidated statements of cash flows is shown below:

Reconciliation of cash, cash equivalents and restricted cash:	November 2, 2019	August 3, 2019	November 3, 2018	August 4, 2018
Cash and cash equivalents	$262.1	$328.0	$190.6	$231.0
Restricted cash included in other current assets	1.2	1.2	1.2	1.2
Cash included in discontinued operations	—	—	8.3	7.9
Total cash, cash equivalents and restricted cash	$263.3	$329.2	$200.1	$240.1

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Recently Issued Accounting Standards

Recently adopted standards

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The guidance may be applied retrospectively to each period presented or with the cumulative effect recognized as of the initial date of application. The Company adopted this ASU as of the beginning of Fiscal 2020 with the cumulative effect recognized at adoption.

As a result of this standard, the Company has recognized approximately $814.6 million of additional right-of-use assets and approximately $999.3 million of additional lease liabilities (current and long-term combined) on its consolidated balance sheet as of November 2, 2019. The right-of-use lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as favorable leases, straight line rent liability, purchased lease rights and landlord allowances and a cumulative effect adjustment that decreased opening Accumulated deficit by approximately $11.5 million for transition impairments related to previously impaired leased locations. As a result, prior periods have not been restated.

The Company determines if an arrangement is a lease at inception and on the lease commencement date, the Company recognizes an asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term.

As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on a third-party analysis. That analysis concluded that the Company’s incremental borrowing rate upon adoption ranged from 24-30%, depending on the term. For leases existing before the adoption of the new lease accounting standard, the Company used its incremental borrowing rate as of the date of adoption, determined using the remaining lease term as of the date of adoption. For leases commencing on or after the adoption of the new lease accounting standard, the incremental borrowing rate is determined using the remaining lease term as of the lease commencement date.

The Company elected the package of practical expedients included in this guidance, which allows us (i) to not reassess whether any expired or existing contracts contain leases; (ii) to not reassess the lease classification for any expired or existing leases; (iii) to account for a lease and non-lease component as a single component for certain classes of assets; and (iv) to not reassess the initial direct costs for existing leases.

The measurement of lease right-of-use assets and liabilities includes amounts related to:

•	Lease payments made prior to the lease commencement date;

•
Incentives from landlords received by the Company for signing a lease, including construction allowances or deferred lease credits paid to the Company by landlords towards construction and tenant improvement costs, which are presented as a reduction to the right-of-use asset recorded;

•	Fixed payments related to lease components, such as rent escalation payments scheduled at the lease commencement date; and

•	Fixed payments related to nonlease components, such as taxes, insurance, and maintenance costs.

The measurement of lease right-of-use assets and liabilities excludes amounts related to:

•
Variable payments related to lease components, such as contingent rent payments made by the Company based on performance, the expense of which is recognized in the period incurred on the Condensed Consolidated Statements of Operations;

•
Variable payments related to nonlease components, such as taxes, insurance, and maintenance costs, the expense of which is recognized in the period incurred in the Condensed Consolidated Statements of Operations; and

•	Leases with an initial term of 12 months or less, the expense of which is recognized in the period incurred in the Condensed Consolidated Statements of Operations.

Certain of the Company’s leases include options to extend the lease or to terminate the lease. The Company assesses these leases and, depending on the facts and circumstances, may or may not include these options in the measurement of the Company’s lease

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

right-of-use assets and liabilities. Generally, the Company’s options to extend its leases are at the Company’s sole discretion and at the time of lease commencement are not reasonably certain of being exercised. There may be instances in which a lease is being renewed on a month-to-month basis and, in these instances, the Company will recognize lease expense in the period incurred in the Condensed Consolidated Statements of Operations until a new agreement has been executed.

Amortization and interest expense related to lease right-of-use assets and liabilities are generally calculated on a straight-line basis over the lease term. Amortization and interest expense related to previously impaired lease right-of-use assets are calculated on a front-loaded amortization pattern resulting in higher single lease expense in earlier periods. Depending on the nature of the lease, amortization and interest expense is recorded in either Buying, distribution, and occupancy expense or in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The Company’s lease right-of-use assets are assessed for indicators of impairment at least quarterly. The results of any such impairments are disclosed in Note 7.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any material sublease arrangements or any material leases where the Company is considered the lessor.

The following table provides the impact from adoption of the new lease accounting standard on the Company’s Condensed Consolidated Balance Sheet:

	August 3, 2019 (as reported under ASC 840)	Impact of adoption of ASC 842	August 3, 2019 (as reported under ASC 842)
	(millions)
Assets
Prepaid expenses and other current assets	$279.3	$(41.2)	$238.1
Other intangible assets, net	276.6	(8.4)	268.2
Operating lease right-of-use asset	—	875.9	875.9

Liabilities and Shareholders’ Equity
Current portion of lease obligation	—	179.1	179.1
Lease-related liabilities	234.2	(234.2)	—
Long-term lease obligation	—	892.9	892.9
Accumulated deficit	(935.9)	(11.5)	(947.4)

4. Leases

The Company has leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a summary of the Company’s operating lease costs for the thirteen weeks ended November 2, 2019:

November 2, 2019
(millions)
Single lease costs (a)	$114.0
Variable lease costs (b)	60.7
Total lease expenses	174.7
Less rental income (c)	(1.0)
Total net rental expense	$173.7
________

(a)	Includes amortization and interest expense associated with operating lease right-of-use assets and liabilities.

(b)
Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs.

(c) Substantially reflects rental income received related to Company-owned space in Duluth, MN.

The following table provides a summary of the Company’s operating lease costs from continuing operations for the thirteen weeks ended November 3, 2018, which was accounted for in accordance with Accounting Standards Codification (ASC) 840, “Leases” (“ASC 840”). Prior periods have not been adjusted for the adoption of ASU 2016-02.

November 3, 2018
(millions)
Base rentals	$124.2
Percentage rentals	7.4
Other occupancy costs, primarily CAM and real estate taxes	49.2
Total (a)	$180.8
________

(a)	Total occupancy costs included in discontinued operations were $23.3 million for the three months ended November 3, 2018.

The following table provides the weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities as of November 2, 2019:

November 2, 2019
Weighted-average remaining lease term (years)	5.5
Weighted-average discount rate	25.9%

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of November 2, 2019:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2020 (excluding the thirteen weeks ended November 2, 2019)	$297.3
2021	396.1
2022	324.1
2023	238.0
2024	168.4
Thereafter	547.2
Total undiscounted operating lease liabilities	1,971.1
Less imputed interest	(971.8)
Present value of operating lease liabilities	999.3
Less current portion of lease liabilities	(173.2)
Total long-term lease liabilities	$826.1

(a) Net of sublease income, which is not expected to be significant in any period.
(b) Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved or co-tenancy requirements are not being satisfied. All future minimum rentals under such leases have been included in the above table.

As of November 2, 2019, the Company had minimum commitments related to additional operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $2.0 million.

As reported under the previous accounting standard, the following table provides a summary of operating lease commitments, including leasehold financing obligations, under non-cancelable leases as of August 3, 2019:

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

Supplemental cash flow disclosures related to leases are as follows:

November 2, 2019
(millions)
Cash payments arising from operating lease liabilities (included in cash flows from operating activities)	$123.7
Non-cash operating lease liabilities from obtaining right-of-use assets	1.1

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Revenue Recognition

Contract liabilities

The following table details contract liabilities representing unearned revenue as of November 2, 2019, August 3, 2019, November 3, 2018 and August 4, 2018:

	November 2, 2019	August 3, 2019	November 3, 2018	August 4, 2018 (a)
	(millions)
Deferred revenue - gift card liability	$78.5	$85.9	$80.6	$82.3
Deferred revenue - loyalty programs	22.1	26.9	31.2	30.8
________
(a)    After adjusting for the impact of adopting ASU 2014-09.

For the thirteen weeks ended November 2, 2019 and November 3, 2018, the Company recognized revenue of approximately $18 million and $18 million, respectively, associated with gift card redemptions and gift card breakage. Of the amount for the three months ended November 3, 2018, approximately $3 million was recorded within Income from discontinued operations.

For the thirteen weeks ended November 2, 2019 and November 3, 2018, the Company recognized revenue of approximately $18 million and $17 million, respectively, associated with reward redemptions and breakage related to the Company’s loyalty programs. Of the amount for the three months ended November 3, 2018, approximately $1 million was recorded within Income from discontinued operations.

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Three Months Ended
	November 2, 2019	November 3, 2018
Apparel	85%	85%
Accessories	10%	11%
Other	5%	4%
Total net sales	100%	100%

6. Other Intangible Assets

As more fully described in Note 3, favorable leases have been reclassified from Other intangible assets, net to Operating lease right-of-use assets within the condensed consolidated balance sheet due to the recent adoption of ASC 842. Other intangible assets, reflecting the change, now consist of the following:

	November 2, 2019			August 3, 2019
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets not subject to amortization:	(millions)
Brands and trade names	$252.0	$—	$252.0	$252.0	$—	$252.0
Franchise rights	10.9	—	10.9	10.9	—	10.9
Total intangible assets not subject to amortization	262.9	—	262.9	262.9	—	262.9
Intangible assets subject to amortization:
Proprietary technology	4.8	(4.8)	—	4.8	(4.8)	—
Customer relationships	52.0	(48.1)	3.9	52.0	(46.7)	5.3
Favorable leases	—	—	—	38.2	(29.8)	8.4
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	62.1	(58.2)	3.9	100.3	(86.6)	13.7
Total intangible assets	$325.0	$(58.2)	$266.8	$363.2	$(86.6)	$276.6

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Asset Impairments

Long-lived Asset Impairments

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, as determined using a combination of a third-party analysis (Level 2 measurement) and discounted expected cash flows (Level 3 measurement). These impairment charges arose from the Company’s routine assessment of under-performing retail stores and are included as a component of Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for all periods. Beginning with the adoption of ASC 842 in Fiscal 2020, impairment charges could include write-downs of the right-of-use assets and/or write-downs of store-related fixed assets. Impairment charges for the three months ended November 2, 2019 substantially reflect write-downs of only store-related fixed assets.

Impairment charges related to retail store assets by segment are as follows:

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions)
Premium Fashion	$0.2	$0.1
Plus Fashion	0.2	—
Kids Fashion	0.3	0.1
Value Fashion	—	0.3
Total impairment charges	$0.7	$0.5

8. Restructuring and Other Related Charges

Dressbarn Wind Down

In May, 2019, the Company announced its plan to wind down its Dressbarn brand. The wind down is currently expected to be completed in the second quarter of Fiscal 2020. Activities during the first quarter of Fiscal 2020 include additional employee related accruals, the closure of stores and the negotiation of lease terminations. In addition, during the first quarter of Fiscal 2020, the Company sold the ecommerce rights to Dressbarn intellectual property to a third-party for approximately $5 million, which was treated as a reduction of the wind down costs. In connection with the Dressbarn wind down, we have incurred cumulative costs of approximately $55 million of which approximately $1 million was incurred during the first three months of Fiscal 2020. We expect to record other wind down costs during the second quarter of Fiscal 2020, primarily related to severance, inventory liquidation and closure of Dressbarn retail stores. At this time, we are unable to estimate the total expected Dressbarn wind down costs.

Other Cost Reduction Activities

In connection with its cost reduction initiatives, during the first quarter of Fiscal 2020, the Company announced a reorganization of its sourcing operation. As a result of the reorganization, the Company incurred approximately $4.8 million of severance-related costs in the first quarter of Fiscal 2020. Future costs related to this reorganization are not expected to be material.

Summary

Activity related to the programs discussed above have been included within Restructuring and other related charges. Activity for the three months ended November 2, 2019 primarily reflects actions under the Dressbarn wind down and the sourcing reorganization. Activity for the three months ended November 3, 2018 reflects actions under the Change for Growth program.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions)
Cash restructuring charges:
Severance and benefit costs (a)	$4.1	$(0.5)
Lease termination and store closure costs	4.5	—
Other related charges (b)	(3.9)	8.4
Total cash charges	4.7	7.9

Non-cash charges:
Dressbarn leases (c)	(0.1)	—
Total non-cash charges	(0.1)	—

Total restructuring and other related charges	$4.6	$7.9
_______
(a) Severance and benefit costs reflect additional severance accruals associated with previously announced initiatives, as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid.
(b) Other related charges in Fiscal 2020 primarily reflect professional fees associated with the wind down of Dressbarn, offset by amounts received from the sale of Dressbarn intellectual property. Other related charges in Fiscal 2019 consist of professional fees and other third-party costs incurred in connection with the Change for Growth program.
(c) Non-cash charges in Fiscal 2020 reflect the write off of right-of-use assets and liabilities associated with the termination of Dressbarn store leases.

A summary of activity for the three months ended November 2, 2019 in the restructuring-related liabilities, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Lease termination and store closure costs	Other related charges	Total
	(millions)
Balance at August 3, 2019	$44.7	$—	$4.8	$49.5
Additions charged to expense (a)	5.2	4.5	0.8	10.5
Cash payments	(12.5)	(1.3)	(5.6)	(19.4)
Balance at November 2, 2019	$37.4	$3.2	$—	$40.6
_______
(a) Additions charged to expense exclude $5.8 million primarily related to sale of Dressbarn intellectual property rights discussed above as well as long-term incentive program expense reversals.

9. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	November 2, 2019	August 3, 2019	November 3, 2018
	(millions)
Premium Fashion	$298.3	$226.3	$309.7
Plus Fashion	178.0	156.5	182.6
Kids Fashion	133.4	107.9	143.7
Value Fashion	62.9	57.0	72.5
Total inventories	$672.6	$547.7	$708.5

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Investment and Variable Interest Entity

As discussed in Note 2, in the fourth quarter of Fiscal 2019, the Company completed the Transaction which provided for, among other things, the sale by ascena of maurices to Viking. Effective upon the closing of the Transaction, ascena received cash proceeds and a 49.6% ownership interest in the operations of maurices through its investment in Viking, consisting of interests in Viking preferred and common stock. Viking's operations substantially consist of its investment in maurices. At the end of Fiscal 2019, the Company’s investment in Viking was recorded at $42.1 million. The Company is accounting for its investment under the equity method of accounting.

Viking, primarily through its investment in maurices, reported income of approximately $19.0 million in the first quarter of Fiscal 2020, which primarily represents results from the operations of maurices for the first quarter of Fiscal 2020. The results of maurices includes the preliminary impact of adjusting its assets and liabilities to fair value under the acquisition method of accounting for business combinations, which will be finalized during Fiscal 2020. Accordingly, the Company recognized its share of the income in the accompanying consolidated statement of operations which was determined by using the hypothetical liquidation at book value ("HLBV"). HLBV is a balance sheet approach whereby a calculation is prepared at each balance sheet date to determine the amount that the Company would receive if the underlying equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to its investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company's share of the earnings or losses from the equity investment for that period.

In connection with the sale of maurices, the Company agreed to provide transition services to maurices for varying periods of time depending on the service. Service periods range from 3-36 months and include services such as legal, tax, logistics, sourcing and other back office functions. For the three months ended November 2, 2019 recognized fees from these services are approximately $16.8 million, which are primarily recorded as a reduction of Buying, distribution and occupancy expenses and Selling, general and administrative expenses.

As of November 2, 2019, the Company's investment in Viking was recorded at $61.1 million and the Company had a receivable due from maurices of $60.4 million, primarily for in-transit inventory purchased on their behalf. Of the receivable balance, $12 million is classified in non-current assets. There were no amounts due to maurices as of November 2, 2019. The Company's investment balance, plus the receivable and the private label credit card revenue guarantee, which is disclosed in Note 2 to the audited consolidated financial statement included in the Fiscal 2019 10-K, represent our maximum exposures to any potential loss. The private label credit card revenue guarantee is recorded at its estimated fair value as of November 2, 2019 using Level 3 measurements and is not materially different from the amount recorded as of August 3, 2019.

11. Debt

Debt consists of the following:	November 2, 2019	August 3, 2019
	(millions)
Revolving credit facility	$—	$—
Less: unamortized debt issuance costs (a)	(2.9)	(3.2)
	(2.9)	(3.2)

Term loan	1,371.5	1,371.5
Less: unamortized original issue discount (b)	(12.8)	(13.8)
unamortized debt issuance costs (b)	(14.6)	(15.9)
	1,344.1	1,341.8
Total long-term debt	$1,341.2	$1,338.6
_______

(a) The unamortized debt issuance costs are amortized on a straight-line basis over the life of the amended revolving credit agreement.
(b) The original issue discount and debt issuance costs for the term loan are amortized over the life of the term loan using the interest method based on an imputed interest rate of approximately 6.3%.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amended Revolving Credit Agreement
On February 28, 2018, the Company and certain of its domestic subsidiaries entered into an amendment and restatement agreement of its revolving credit agreement dated August 21, 2015, as amended on October 31, 2016, among the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Amended Revolving Credit Agreement”). The Amended Revolving Credit Agreement provides aggregate revolving commitments up to $500 million, with an optional increase of up to $200 million.

The revolving credit facility may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The revolving credit facility also includes a $200 million letter of credit sublimit, all of which can be used for standby letters of credit pursuant to an amendment to the revolving credit facility dated September 20, 2019, and a $30 million swingline loan sublimit. The interest rates, pricing and fees under the agreement fluctuate based on the average daily availability, as defined therein. The Amended Revolving Credit Agreement has a maturity date of the earlier of (i) five years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loan (unless (a) the outstanding principal amount of the Term Loan is $150 million or less and (b) the Company maintains liquidity (which can include (1) availability under the revolving credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility), in an amount equal to the outstanding principal amount of the remaining Term Loan.  There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement.  However, availability under the revolving credit facility is limited to a percentage of the amount of eligible cash, eligible inventory, and eligible credit card accounts receivable as defined in the Amended Revolving Credit Agreement.

As of November 2, 2019, there were no borrowings under the Amended Revolving Credit Agreement and the Company had $417.5 million of availability under the Amended Revolving Credit Agreement.

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the “Covenant Period”). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $37.5 million for three consecutive business days and ends when Availability is greater than these thresholds for thirty consecutive days. The Covenant Period was not in effect as of November 2, 2019.

For a more detailed description of the Company’s Amended Revolving Credit Agreement and restrictions thereunder, refer to Note 10 to the audited consolidated financial statements included in the Fiscal 2019 10-K.

Term Loan

In connection with the August 2015 acquisition of ANN INC., the Company entered into a $1.8 billion variable-rate term loan (the “Term Loan”), which was issued at a 2% discount and provides for an additional term facility of $200 million. The Term Loan matures on August 21, 2022 and requires quarterly repayments of $22.5 million with a remaining balloon payment of approximately $1.2 billion required at maturity. During Fiscal 2018, the Company made repayments of $225.0 million of which $180.0 million was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment of $22.5 million until November of calendar 2020. The Company is also required to make mandatory prepayments in connection with certain prepayment events. As of November 2, 2019, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of approximately 6.5%. The Company entered into an interest rate swap agreement in March 2019 to mitigate some of the risk associated with the variable rate. Refer to Note 12 for additional information.

For a more detailed description of the Company’s Term Loan and restrictions thereunder, refer to Note 10 to the audited consolidated financial statements included in the Fiscal 2019 10-K.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Debt
The Company’s outstanding debt as of November 2, 2019 matures as follows:

Fiscal Year	Amount
(millions)
2020	$—
2021	66.5
2022	90.0
2023	1,215.0
Total maturities	$1,371.5

12. Derivative Financial Instruments

As discussed in more detail in Note 11, the interest rate under the Company’s Term Loan is based on a variable rate. Therefore, the Company has exposure to increases in the underlying interest rate. In order to protect against our interest rate exposure, we entered into an interest rate swap agreement in March 2019. We do not hold any derivative financial instruments for speculative or trading purposes.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in the line item Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in Accumulated other comprehensive loss related to the Company’s derivative contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of November 2, 2019, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Agreement Principal Amount	Interest Rate	Maturity Date
Interest rate swap	One	$600.0 Million	6.85%	March 31, 2021

The interest rate swap was recorded at its estimated fair value of $6.3 million as of November 2, 2019 and August 3, 2019 based on Level 2 measurements. Amounts included in the Condensed Consolidated Balance Sheet as of November 2, 2019 include $4.3 million in Accrued expenses and other current liabilities and $2.0 million in Other non-current liabilities. Amounts included in the Condensed Consolidated Balance Sheet as of August 3, 2019 include $3.1 million in Accrued expenses and other current liabilities and $3.2 million in Other non-current liabilities. The amount of unrealized losses deferred to Accumulated other comprehensive loss before the effect of taxes was $6.3 million as of November 2, 2019 and August 3, 2019.

The amount of losses reclassified from Accumulated other comprehensive loss into earnings related to the Company’s derivative instrument during the three months ended November 2, 2019 was $0.3 million and was classified within Interest expense in the Condensed Consolidated Statements of Operations. Based on current valuations, we estimate $4.5 million will be reclassified from Accumulated other comprehensive loss into Interest expense during the next twelve months. There was no material ineffectiveness related to the interest rate swap agreement during the periods presented.

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

Fair Value Measurements of Financial Instruments

As of November 2, 2019 and August 3, 2019, the Company believes that the carrying values of cash and cash equivalents approximate its fair value based on Level 1 measurements. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the fair value and the carrying value as of November 2, 2019 and August 4, 2018. The fair value of the Term Loan was determined to be $747.5 million as of November 2, 2019 and $850.3 million as of August 3, 2019 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

Fair Value Measurements of Long-lived Assets Measured on a non-Recurring Basis

The Company’s non-financial instruments, which primarily consist of goodwill, other intangible assets, property and equipment and lease-related right-of-use assets, are not required to be measured at fair values on a recurring basis and are reported at their carrying values. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill and other indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair values. For further information about the fair value of non-financial assets, see Notes 6 and 7.

14. Equity

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). There were no repurchases of common stock by the Company during the three months ended November 2, 2019 and the remaining availability was approximately $181.4 million at November 2, 2019.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions)
Basic	198.8	196.7
Dilutive effect of stock options and restricted stock units (a)	—	4.5
Diluted shares	198.8	201.2
(a) The dilutive effect of stock options and restricted stock units for the three months ended November 2, 2019 was de minimus.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. Any

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. Anti-dilutive options and/or restricted stock units excluded from the diluted shares calculation were 23.4 million shares for the three months ended November 2, 2019 and 16.9 million shares for the three months ended November 3, 2018.

15. Stock-based Compensation

Omnibus Incentive Plan

In November 2018, the Board of Directors approved the amendment of the Company’s 2016 Omnibus Incentive Plan, as amended and restated on December 10, 2015 (the “Omnibus Incentive Plan”). The amendment to the 2016 Omnibus Incentive Plan was approved by the Company’s shareholders and became effective on December 14, 2018 to increase the aggregate number of shares that may be issued under the plan by an additional 13.1 million shares to 83.6 million. The 2016 Omnibus Incentive Plan provides for the granting of service-based and performance-based stock awards as well as performance-based cash incentive awards. The 2016 Omnibus Incentive Plan expires in November 2025.

As of November 2, 2019, there were approximately 19.3 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements on a consolidated basis is as follows:

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions)
Compensation expense	$1.6	$4.7
Income tax benefit	$—	$1.0

Service-based Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Three Months Ended
	November 2, 2019	November 3, 2018
Expected term (years)	5.3	5.2
Expected volatility	61.2%	47.5%
Risk-free interest rate	1.6%	2.9%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$0.14	$1.78

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity under the service-based plans during the three months ended November 2, 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – August 3, 2019	17,025.4	$7.80	4.1	$—
Granted	4,967.0	0.26
Exercised	—	—
Canceled/Forfeited	(5,219.4)	10.35
Options outstanding – November 2, 2019	16,773.0	$4.66	5.1	$—

Options vested and expected to vest at November 2, 2019 (b)	16,418.6	$4.74	5.0	$0.6
Options exercisable at November 2, 2019	9,640.2	$7.18	4.0	$—
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

As of November 2, 2019, there was $3.3 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years. There were no options exercised during the three months ended November 2, 2019 and the total intrinsic value of options exercised during the three months ended November 3, 2018 was de minimus. The total grant date fair value of options that vested during the three months ended November 2, 2019 and November 3, 2018 was approximately $5.5 million and $8.8 million, respectively.

Market-based Stock Options

Market-based non-qualified stock options (“NQSO Awards”) entitle the holder to receive options to purchase shares of common stock of the Company during the vesting period. However, such awards are subject to the grantee’s continuing employment and the Company’s achievement of certain market-based goals over the pre-defined performance period.

The NQSOs Awards’ fair value is determined using a Monte-Carlo simulation model on the grant date. A Monte-Carlo simulation model estimates the fair value of the market-based awards granted in the three months ended November 2, 2019 based on an expected term of 7.0 years, a risk-free interest rate of 1.5%, an expected dividend yield of zero and an expected volatility measure of 62.9% for the Company. Compensation expense for NQSOs Awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The Company granted 0.1 million of NQSO Awards during the first quarter of Fiscal 2020 at an exercise price of $0.26 per share. The weighted-average grant date fair value of the awards was de minimus. As of November 2, 2019, there were a total of 3.6 million NQSO Awards outstanding with an average exercise price of $1.16 per share. The total unrecognized compensation at November 2, 2019 was $0.7 million to be recognized over 2.5 years. There were no vestings of the NQSOs Awards as of November 2, 2019.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Service-based Restricted Equity Awards

A summary of restricted equity awards activity during the three months ended November 2, 2019 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at August 3, 2019	1,348.5	$4.57
Granted	—	—
Vested	(552.0)	5.66
Canceled/Forfeited	(135.8)	4.72
Nonvested at November 2, 2019	660.7	$3.63

As of November 2, 2019, there was $0.7 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.8 years.

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

The Company issued no grants of market-based Restricted Equity Awards during the first quarter of Fiscal 2020. As of November 2, 2019, there were a total of 2.5 million Restricted Equity Awards outstanding which had a weighted average grant date fair value of $0.47 per share. The total unrecognized compensation at November 2, 2019 was $1.1 million to be recognized over 2.5 years. There were no vestings of the market-based Restricted Equity Awards as of November 2, 2019.

16. Employee Benefit Plans

Long-Term Incentive Plan

The Company offers a long-term incentive program (“LTIP”) for vice presidents and above under the 2016 Omnibus Incentive Plan. The LTIP entitles the holder to either a cash payment, or a stock payment for certain officers at the Company’s option, equal to a predetermined target amount earned at the end of a performance period and is subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a one or three-year performance period. Compensation expense for the LTIP is recognized over the related performance periods based on the expected achievement of the performance goals.

The Company recognized $(0.7) million in compensation expense for the three months ended November 2, 2019 and $3.9 million for the three months ended November 3, 2018, which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements.

As of November 2, 2019, there was $13.6 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. As of November 2, 2019, the liability for LTIP Awards was $10.0 million of which $4.5 million was classified within Accrued expenses and other current liabilities and $5.5 million was classified within Other non-current liabilities in the condensed consolidated balance sheets. No amounts were paid during the three months ended November 2, 2019 and November 3, 2018.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Commitments and Contingencies

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

On August 6, 2019, two potential lead plaintiffs (Joel Patterson and Michaella Corporation) filed motions for appointment as lead plaintiff in the Newman and Michaella actions, and to consolidate both actions. James Newman did not move for appointment as lead plaintiff. On August 23, 2019, the Court consolidated the two actions as In re Ascena Retail Group, Inc. Sec. Litig. and appointed Patterson and Michaella Corporation as joint lead-plaintiffs (“Lead Plaintiffs”). The Lead Plaintiffs’ filed an amended complaint on November 21, 2019.

Defendants believe they have strong defenses to these claims and will respond accordingly. The range of loss, if any, is not reasonably estimable at this time.

Derivative Action

On August 19, 2019, William Cunningham, an Ascena Retail Group, Inc. shareholder, filed a derivative action, purportedly on behalf of ascena, in federal court in Delaware against certain of ascena’s current and former officers and directors.  The complaint alleges that the management and the board breached their fiduciary duties by failing to exercise proper oversight of ascena, including by failing to disclose issues regarding the acquisition of ANN, the true condition of the ANN brands purchased in the acquisition, and the timing of certain impairment charges to the value of ANN’s goodwill. The plaintiff seeks damages on behalf of ascena for the alleged breaches of fiduciary duty, reforms to the corporate governance and internal procedure to ensure compliance with governance obligations and applicable law, as well as an award to plaintiff of attorneys’ fees and costs incurred in pursuing this action. On September 19, 2019, Plaintiff voluntarily dismissed the action.

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

18. Segment Information

The Company’s segment reporting structure reflects an approach designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, direct channel and licensing. The Company classifies its businesses into four reportable operating segments: Premium Fashion, Plus Fashion, Kids Fashion, and Value Fashion. Each segment is reviewed by the Company’s Chief Executive Officer, who functions as the chief operating decision maker (the “CODM”), and is responsible for reviewing the operating activities, financial results, forecasts and business plans of the segment. Accordingly, the Company’s CODM evaluates performance and allocates resources at the segment level. During the third quarter of Fiscal 2019, the Company made revisions to its reportable segments upon the divesting of its maurices business. As a result, the Company removed the maurices business from the Value Fashion segment and reallocated all corporate overhead to remaining operating segments. The financial information presented below reflects such changes for all periods presented, including the prior year financial information.

The four reportable operating segments are as follows:

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
The accounting policies of the Company’s reportable operating segments are consistent with those described in the Fiscal 2019 10-K. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods. Certain expenses, including acquisition and integration expenses, and restructuring and other related charges, have not been allocated to the segments, which is consistent with the CODM’s evaluation of the segments.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating (loss) income and depreciation and amortization expense for each reportable operating segment are as follows:

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions)
Net sales (a):
Premium Fashion	$585.0	$596.0
Plus Fashion	279.8	285.4
Kids Fashion	254.8	266.0
Value Fashion	177.5	191.1
Total net sales	$1,297.1	$1,338.5

Operating income (loss) (a):
Premium Fashion	$38.0	$46.1
Plus Fashion	(0.5)	(18.9)
Kids Fashion	(0.9)	4.5
Value Fashion	8.2	(22.6)
Unallocated restructuring and other related charges (b)	(4.6)	(7.9)
Total operating income	$40.2	$1.2

Depreciation and amortization expense (a):
Premium Fashion	$29.9	$31.9
Plus Fashion	15.3	16.3
Kids Fashion	15.9	16.1
Value Fashion	13.3	10.3
Total depreciation and amortization expense	$74.4	$74.6
(a) For the three months ended November 3, 2018, the maurices business was excluded from the Value Fashion segment and has been classified as discontinued operations within the condensed consolidated financial statements. As a result, shared expenses of $24.9 million for the three months ended November 3, 2018, which were previously allocated to maurices have been reallocated to the remaining operating units.
(b) Restructuring and other related charges are as follows:

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions)
Cash related charges(i):
Severance and benefit costs:
Premium Fashion	$(0.4)	$—
Plus Fashion	(0.3)	—
Kids Fashion	(0.1)	(0.1)
Value Fashion	0.3	—
Corporate	4.6	(0.4)
Total severance and benefit costs	4.1	(0.5)
Professional fees and other related charges:
Premium Fashion	—	—
Plus Fashion	—	(0.1)
Value Fashion	0.6	—
Corporate	—	8.5
Total professional fees and other related charges	0.6	8.4
Total cash related charges	4.7	7.9

Non-cash charges:
Impairment of assets:
Premium Fashion	—	—
Plus Fashion	—	—
Value Fashion	(0.1)	—
Total non-cash charges	(0.1)	—
Total restructuring and other related charges	$4.6	$7.9
(i) The charges incurred under the Company’s cost reduction initiatives are more fully described in Note 8.

19. Additional Financial Information

	Three Months Ended
Cash Interest and Taxes:	November 2, 2019	November 3, 2018
	(millions)
Cash paid for interest	$24.1	$23.8
Cash (refund) paid for income taxes	$(2.7)	$1.3

Non-cash Transactions

Non-cash investing activities of continuing operations include accrued purchases of fixed assets in the amount of $12.4 million as of November 2, 2019 and $14.3 million as of November 3, 2018.

20. Subsequent Events

Subsequent to the first quarter of Fiscal 2020, the Company repurchased approximately $80 million aggregate principal amount of its Term Loan debt in open market transactions for a total purchase price of approximately $50 million. The repurchase is expected to be settled during the second quarter of Fiscal 2020 and the Company anticipates recording a gain on extinguishment of debt of approximately $25-$30 million, net of transaction costs and a write-off of a portion of deferred financing fees.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made within this Form 10-Q and in oral statements made from time to time by us or on our behalf may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are statements related to future, not past, events, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “estimate,” “forecast,” “target,” “preliminary,” or “range,” and include, without limitation, risks associated with the ability to achieve a successful outcome for its portfolio brands and to otherwise achieve its business strategies. The Company does not undertake to publicly update or review its forward-looking statements even if experience or future changes make it clear that our projected results expressed or implied will not be achieved.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended August 3, 2019 (the “Fiscal 2019 10-K”). Other than the update provided in Part II, Item 1A — “Risk Factors” of this Form 10-Q, there are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — “Risk Factors” of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Our Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a national specialty retailer of apparel for women and tween girls, with annual revenue from continuing operations of approximately $5.5 billion for Fiscal 2019. We and our subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

General Business Conditions and Current Outlook
Retailers, especially those in the specialty apparel sector, continue to face intense competition, particularly as consumer spending habits continue to indicate an increasing preference to purchase digitally as opposed to in traditional brick-and-mortar retail stores. This preference has resulted in increased direct channel sales, but has continued to put pressure on our retail store sales. In addition, the persistent highly promotional retail environment has continued to put pressure on our ability to achieve desired gross margins. Such promotional environment is expected to continue into the near term.

As a result of these fundamental changes, we are continuing our previously announced strategic review of our brands and operations with the goal to enhance shareholder value and optimizing our capital structure. We believe that such structural and strategic changes are necessary to successfully compete in the changing retail landscape. Examples of such changes are described below.

Dressbarn Wind Down

The Company began the wind down of its Dressbarn brand during the fourth quarter of Fiscal 2019. The wind down is currently expected to be completed in the second quarter of Fiscal 2020. In the first quarter of Fiscal 2020, the Company recorded approximately $1 million of net costs related to the wind down, primarily reflecting $4.5 million related to the termination of lease liabilities, $0.3 million of severance costs and $1.1 million of professional fees, which were mostly offset by approximately $5.0 million received from the sale of intellectual property rights associated with the Dressbarn ecommerce operations. We expect to record other wind down costs during the second quarter of Fiscal 2020, primarily related to severance, inventory liquidation and closure of Dressbarn retail stores. Costs associated with the wind down, which could have a material impact on our results of operations and cash flows, primarily in the second quarter of Fiscal 2020, are expected to be paid from cash flows from operations, available cash, and to any extent required, availability from our revolving credit facility.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Sourcing Reorganization

During the first quarter of Fiscal 2020, the Company began the reorganization of its sourcing operation. As a result of the reorganization, the Company incurred approximately $4.8 million of severance-related costs. Future costs related to this reorganization are not expected to be material.

Discontinued Operations

In May 2019, the Company completed its sale of maurices. As the sale of maurices represented a major strategic shift, the Company's maurices business has been classified as a component of discontinued operations within the condensed consolidated financial statements for the three months ended November 3, 2018. Thus, the foregoing discussion of our results excludes maurices, which has been removed from the Value Fashion segment below, as discussed in Note 2 to the condensed consolidated financial statements.

Seasonality of Business

Our individual segments are typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, sales at our Kids Fashion segment tend to be significantly higher during the fall season, which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season. Our Plus Fashion segment tends to experience higher sales during the Spring season, which includes the Easter and Mother’s Day holidays. Our Premium Fashion and Value Fashion segments have relatively balanced sales across the Fall and Spring seasons. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Summary of Financial Performance

First Quarter Summary and Key Developments
Highlights of our continuing operations for the first quarter are as follows:

•
Comparable sales were flat, reflecting an increase at our Value Fashion and Plus Fashion segments, offset by declines at our other segments. Comparable sales excluding our Value Fashion segment, which will cease operations in the second quarter of Fiscal 2020, were (2)%;

•	Gross margin as a percent of sales decreased by 30 basis points to 59.6%;

•
Operating income was $40.2 million compared to $1.2 million in the year-ago period, resulting primarily from the decline in operating expenses mainly relating to lower occupancy and store related expenses; and

•	Net income from continuing operations per diluted share was $0.16, compared to a loss of $0.12 in the year-ago period.
Liquidity highlights for the three-month period ended November 2, 2019 are as follows:

•	Cash used in operations was $41.7 million in Fiscal 2020 compared to cash used in operations of $1.4 million in the year-ago period; and

•	Capital expenditures were $29.2 million compared to $38.7 million in the year-ago period.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Three Months Ended November 2, 2019 compared to Three Months Ended November 3, 2018

The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	November 2, 2019	November 3, 2018	$ Change	% Change
	(millions, except per share data)
Net sales	$1,297.1	$1,338.5	$(41.4)	(3.1)%

Cost of goods sold	(523.8)	(537.4)	13.6	2.5%
Cost of goods sold as % of net sales	40.4%	40.1%
Gross margin	773.3	801.1	(27.8)	(3.5)%
Gross margin as % of net sales	59.6%	59.9%
Other operating expenses:
Buying, distribution and occupancy expenses	(256.8)	(281.7)	24.9	8.8%
BD&O expenses as % of net sales	19.8%	21.0%
Selling, general and administrative expenses	(397.3)	(435.7)	38.4	8.8%
SG&A expenses as % of net sales	30.6%	32.6%
Restructuring and other related charges	(4.6)	(7.9)	3.3	41.8%
Depreciation and amortization expense	(74.4)	(74.6)	0.2	0.3%
Total other operating expenses	(733.1)	(799.9)	66.8	8.4%
Operating income	40.2	1.2	39.0	NM
Operating income as % of net sales	3.1%	0.1%
Interest expense	(26.4)	(26.0)	(0.4)	(1.5)%
Interest income and other income (expense), net	1.5	0.6	0.9	NM
Income (loss) from continuing operations before (provision) benefit for income taxes and income from equity method investment	15.3	(24.2)	39.5	NM
(Provision) benefit for income taxes from continuing operations	(2.6)	0.4	(3.0)	NM
Effective tax rate (a)	17.0%	1.7%
Income from equity method investment	19.0	—	19.0	NM
Income (loss) from continuing operations	31.7	(23.8)	55.5	NM
Income from discontinued operations, net of taxes (b)	—	29.7	(29.7)	(100.0)%
Net income	$31.7	$5.9	$25.8	NM

Net income (loss) per common share - basic:
Continuing operations	$0.16	$(0.12)	$0.28	NM
Discontinued operations	—	0.15	(0.15)	100.0%
Total net income (loss) per basic common share	$0.16	$0.03	$0.13

Net income (loss) per common share - diluted:
Continuing operations	$0.16	$(0.12)	$0.28	NM
Discontinued operations	—	0.15	(0.15)	100.0%
Total net income (loss) per diluted common share	$0.16	$0.03	$0.13
_______

(a)
Effective tax rate is calculated by dividing the (Provision) benefit for income taxes from continuing operations by the Income (loss) from continuing operations before (provision) benefit for income taxes and loss from equity method investment.

(b)	Income from discontinued operations is presented net of income tax expense of $8.2 million for the three months ended November 3, 2018.
(NM) Not meaningful.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Total net sales decreased by $41.4 million for the three months ended November 2, 2019. The change in Net sales primarily reflects a non-comparable sales decrease of $39.5 million. Comparable sales for the three months ended November 2, 2019 were essentially flat. The changes in Net sales on a segment-by-segment basis are discussed in more detail below.

Net sales data for our four operating segments is presented below:

	Three Months Ended
	November 2, 2019	November 3, 2018	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$585.0	$596.0	$(11.0)	(1.8)%
Plus Fashion	279.8	285.4	(5.6)	(2.0)%
Kids Fashion	254.8	266.0	(11.2)	(4.2)%
Value Fashion	177.5	191.1	(13.6)	(7.1)%
Total net sales	$1,297.1	$1,338.5	$(41.4)	(3.1)%

Comparable sales (a) (b)				—%
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
(b) Comparable sales excluding our Value Fashion segment, which will cease operations in the second quarter of Fiscal 2020, were (2)%.

Premium Fashion net sales performance primarily reflected:

•	a 2% comparable sales decline of $7.1 million at LOFT and a 1% comparable sales decline of $1.9 million at Ann Taylor during the three months ended November 2, 2019;

•	a $2.6 million decline in non-comparable sales, primarily reflecting the impact of 10 Ann Taylor store closures in the last twelve months; and

•	a $0.6 million increase in other revenues.

Plus Fashion net sales performance primarily reflected:

•	a 2% comparable sales increase of $5.0 million at Lane Bryant and a 5% comparable sales decline of $2.8 million at Catherines during the three months ended November 2, 2019;

•	a $7.0 million decline in non-comparable sales, comprised of:

–	a $4.1 million decline from 32 Lane Bryant store closures in the last twelve months; and

–	a $2.9 million decline from 32 Catherines store closures in the last twelve months; and

•	a $0.8 million decline in other revenues.

Kids Fashion net sales performance primarily reflected:

•	a 6% comparable sales decline of $15.8 million at Justice during the three months ended November 2, 2019;

•	a $2.7 million decline in non-comparable sales primarily due to 17 Justice net store closures in the last twelve months; and

•	a $7.3 million increase in other revenues primarily due to higher wholesale revenues.

Value Fashion net sales performance primarily reflected:

•	a 10% comparable sales increase of $16.6 million at Dressbarn during the three months ended November 2, 2019;

•	a $27.2 million decline in non-comparable sales primarily due to 179 Dressbarn store closures in the last twelve months; and

•	a $3.0 million decline in other revenues.

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

Gross margin rate decreased by 30 basis points from the year-ago period to 59.6% for the three months ended November 2, 2019, resulting from lower margins at our Kids Fashion and Premium Fashion segments, partially offset by increased margins at our Value Fashion and Plus Fashion segments. Gross margin rate highlights on a segment basis are as follows:

•
Premium Fashion gross margin rate performance declined by approximately 140 basis points, primarily reflecting increased promotional selling and higher shipping costs related to increased direct channel penetration.

•	Plus Fashion gross margin rate performance increased by approximately 180 basis points, caused by:

–	a 170 basis point increase at Lane Bryant, primarily reflecting improved product acceptance, resulting in a higher mix of full price selling; and

–
a 220 basis point increase at Catherines, primarily reflecting lower markdowns and promotional selling versus the year-ago period, which reflected greater markdown requirements to clear underperforming inventory receipts.

•
Kids Fashion gross margin rate performance declined approximately 310 basis points, primarily due to increased markdowns needed to move through remaining back-to-school inventory resulting from lower store traffic. Gross margin rate declines also reflect a higher mix of lower margin wholesale revenue.

•
Value Fashion gross margin rate performance increased approximately 440 basis points, primarily reflecting lower levels of markdowns as the brand sells through inventory in advance of the announced wind down in the second quarter, as well as income resulting from the reversal of accruals under Dressbarn’s customer loyalty program, which ended during the first quarter of Fiscal 2020.

Buying, Distribution and Occupancy (“BD&O”) Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $24.9 million, or 8.8%, to $256.8 million for the three months ended November 2, 2019. The reduction in expenses was driven by lower occupancy expenses resulting, primarily from our continued cost reduction efforts, lower buying expenses at Dressbarn, as a result of the planned wind down, and amounts received under the transition services agreement with maurices as further discussed in Note 10 to the condensed consolidated financial statements. BD&O expenses as a percentage of net sales decreased by 120 basis points to 19.8% for the three months ended November 2, 2019.

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

SG&A expenses decreased by $38.4 million, or 8.8%, to $397.3 million for the three months ended November 2, 2019. The decrease in SG&A expenses was primarily due to our cost reduction initiatives, mainly reflecting lower store-related expenses, lower headcount as well as non-merchandise procurement savings. SG&A expenses were also lower due to amounts received under the transition services agreement with maurices as further discussed in Note 10 to the condensed consolidated financial statements. SG&A expenses as a percentage of net sales decreased by 200 basis points to 30.6% for the three months ended November 2, 2019.

Depreciation and Amortization Expense decreased by $0.2 million, or 0.3%, to $74.4 million for the three months ended November 2, 2019 and reflects lower depreciation of store-related fixed-assets which was essentially offset by incremental depreciation on capital investments placed into service during Fiscal 2019.

Operating Income. Operating income was $40.2 million for the three months ended November 2, 2019 compared to $1.2 million in the year-ago period and is discussed on a segment basis below.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating results for our four operating segments are presented below:

	Three Months Ended
	November 2, 2019	November 3, 2018	$ Change	% Change
	(millions)
Operating income:
Premium Fashion	$38.0	$46.1	$(8.1)	(17.6)%
Plus Fashion	(0.5)	(18.9)	18.4	97.4%
Kids Fashion	(0.9)	4.5	(5.4)	NM
Value Fashion	8.2	(22.6)	30.8	NM
Unallocated restructuring and other related charges	(4.6)	(7.9)	3.3	41.8%
Total operating income	$40.2	$1.2	$39.0	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results decreased by $8.1 million primarily driven by a decline in comparable sales and gross margin rate, partially offset by a decrease in SG&A expenses primarily driven by lower marketing expenses and lower employee-related costs.
Plus Fashion operating results improved by $18.4 million primarily due to an increase in comparable sales and gross margin rate and a decrease in operating expenses. Operating expense reductions were primarily driven by lower occupancy and store expenses, which resulted from a lower store count and our expense reduction efforts, and lower employee-related costs.

Kids Fashion operating results decreased by $5.4 million primarily due to the lower gross margin rate, a decline in comparable sales, partially offset by a decrease in operating expenses. Operating expense reductions were primarily driven by lower occupancy and store expenses, which resulted from a lower store count and our expense reduction efforts, and lower employee-related costs.

Value Fashion operating results improved by $30.8 million primarily due to an increase in comparable sales and gross margin rate and a decrease in operating expenses, offset in part by the impact of lower sales volume due to a reduced store count. Operating expense reductions were primarily driven by lower occupancy and store expenses associated with the continuation of the store closures in advance of the wind down, lower marketing expenses and lower employee-related costs resulting from a reduced headcount.

Unallocated Restructuring and Other Related Charges of $4.6 million for the three months ended November 2, 2019 reflects costs associated with the wind down of Dressbarn, as well as the reorganization of the Company’s sourcing operations. Charges include $4.1 million of severance, primarily related to the sourcing reorganization, $1.1 million of professional fees and $4.4 million of costs related to the exit of Dressbarn’s retail store leases. These costs were offset by approximately $5.0 million received from the sale of intellectual property rights associated with the Dressbarn ecommerce operations. The wind down is currently expected to be completed in the second quarter of Fiscal 2020. The $7.9 million in the year-ago period reflected costs associated with the Change for Growth program and included $8.4 million of professional fees incurred in connection with the identification and implementation of the transformation initiatives and $(0.5) million related to severance and other related charges reflecting the true up of estimates to amounts actually paid.

Interest Expense increased by $0.4 million, or 1.5%, to $26.4 million for the three months ended November 2, 2019 caused by a four basis point increase to the interest rate on our variable-rate term loan during the three months ended November 2, 2019.

(Provision) benefit for Income Taxes from Continuing Operations represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the three months ended November 2, 2019, we recorded a tax provision of $2.6 million on a pre-tax income of $15.3 million, for an effective tax rate of 17.0%, which was lower than the statutory tax rate as a result of changes in the valuation allowance on U.S. federal and certain state deferred tax assets. In the year-ago period, we recorded a tax benefit of $0.4 million on a pre-tax loss of $24.2 million for an effective tax rate of 1.7%, which was lower than the statutory tax rate primarily due to global intangible low-taxed income (“GILTI”), state and local taxes and non-deductible executive compensation.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Income (Loss) from Continuing Operations increased by $55.5 million to income of $31.7 million for the three months ended November 2, 2019. The increase was primarily due to the higher operating results discussed above.

Net Income (Loss) from Continuing Operations per Diluted Common Share was income of $0.16 per share for the three months ended November 2, 2019, compared to a loss of $0.12 per share in the year-ago period, primarily a result of an increase in the operating income, as discussed above.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows from continuing operations and is presented as follows:

	Three Months Ended
	November 2, 2019	November 3, 2018
	(millions)
Cash flows used in operating activities	$(41.7)	$(1.4)
Cash flows used in investing activities	(24.2)	(38.3)
Cash flows used in financing activities	—	(0.3)
Net decrease in cash, cash equivalents and restricted cash	$(65.9)	$(40.0)

Net cash used in operating activities. Net cash used in operations was $41.7 million for the three months ended November 2, 2019, compared to $1.4 million in the year-ago period. Cash flow from operations was lower in the first three months of Fiscal 2020 primarily due to the unfavorable timing of operating expense payments, particularly store rent expenses, when compared to the prior year.

Net cash used in investing activities. Net cash used in investing activities for the three months ended November 2, 2019 was $24.2 million, consisting of capital expenditures of $29.2 million, offset in part by $5.0 million received from the sale of intellectual property rights associated with the Dressbarn ecommerce operations. Net cash used in investing activities in the year-ago period was $38.3 million, consisting primarily of capital expenditures of $38.7 million.

Net cash used in financing activities. Net cash used in financing activities in the year-ago period was $0.3 million, primarily related to share-based compensation.

Capital Spending

Capital expenditures during the three months ended November 2, 2019 were $29.2 million which included spending for capital investments in connection with our digital initiatives, infrastructure, and our retail store network. For a detailed discussion of our significant capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2019 10-K.

In response to the decline in our operating cash flows and the completion of the Change for Growth program, we have reduced our planned spending for Fiscal 2020 and continue to expect the total capital spending for Fiscal 2020 will be in the range of $80-$100 million. Our capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, remaining availability under our Amended Revolving Credit Agreement after taking into account outstanding borrowings, letters of credit (inclusive of the collateral limitation), proceeds from the sale of assets, and available cash and cash equivalents. As of November 2, 2019, we had $417.5 million of availability under the Amended Revolving Credit Agreement.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

These sources of liquidity are used to fund our ongoing cash requirements, such as inventory purchases and other changes in working capital requirements, retail store expansion, construction and renovation of stores, investment in technological and supply chain infrastructure, acquisitions, debt service, open market purchases of debt, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities.

In addition to the ongoing cash requirements, those sources of liquidity will also be used to fund the announced wind down of our Dressbarn operations which is expected to result in the payment of severance related benefits, as well as other closing costs, primarily related to the closing of our retail stores. Such payments could be significant and have a material effect on our cash flows from operations. Further, as the Company identifies additional cost reduction opportunities, costs associated with those actions may have a material impact on our cash flows from operations. Lastly, it will also fund the payments to employees impacted by the job eliminations in the fourth quarter of Fiscal 2019 and the first quarter of Fiscal 2020. Management believes that cash flows from operations at anticipated levels and our existing sources of liquidity described above will be sufficient to support our operating needs, costs associated with our transformation initiatives, capital requirements, and our debt service requirements for at least the next twelve months.

As of November 2, 2019, we had cash and cash equivalents of $262.1 million, approximately $36 million, or 14%, of which was held overseas by our foreign subsidiaries. We continue to evaluate various alternatives for our remaining foreign held cash balances and will repatriate any excess cash balances as necessary. Subsequent to the first quarter of Fiscal 2020, the Company repurchased approximately $80 million aggregate principal amount of its Term Loan debt in open market transactions for a total purchase price of approximately $50 million. The repurchase is expected to be settled during the second quarter of Fiscal 2020.

Debt

For a detailed description of the terms and restrictions under our amended and restated revolving credit agreement dated February 27, 2018 (the “Amended Revolving Credit Agreement”) and the $1.8 billion seven-year term loan (the “Term Loan”), see Note 10 to the audited consolidated financial statements included in the Fiscal 2019 10-K.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. We were in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of November 2, 2019. We believe the remaining availability under our Amended Revolving Credit Agreement, as amended on September 20, 2019, after taking into account outstanding borrowings, letters of credit (inclusive of the collateral limitation), together with cash flows generated from our operations at anticipated, proceeds from the sale of assets and available cash and cash equivalents will provide sufficient liquidity to continue to support our operating needs, costs associated with our transformational initiatives and capital requirements for at least the next twelve months.

Term Loan

As a result of previous pre-payments, the Company’s next quarterly payment of $22.5 million is not required until November of calendar 2020. We may from time to time seek to repay or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise depending on prevailing market conditions and our liquidity requirements, subject to any restrictions under our debt arrangements, among other factors.

Additionally, we expect to incur cash interest expense of approximately $67 million on the Term Loan during the remainder of Fiscal 2020 based on the outstanding balance and interest rates in effect as of November 2, 2019. Such interest and principal payments are expected to be funded with our cash flows from operations and cash and cash equivalents.

Common Stock Repurchase Program

There were no purchases of common stock by us during the three months ended November 2, 2019 under the repurchase program. For a complete description of our 2016 Stock Repurchase Program, see Note 17 to the audited consolidated financial statements included in the Fiscal 2019 10-K.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

We may from time to time repurchase shares under the repurchase program depending on our liquidity requirements and prevailing market conditions, subject to any restrictions under our debt agreements, among other factors.

Contractual and Other Obligations

Firm Commitments

Except for presentation changes resulting from the adoption of ASU 2016-02 as of the beginning of Fiscal 2020, there have been no material changes during the period covered by this report to the firm commitments specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2019 10-K. See Note 4 to the condensed consolidated financial statements for disclosures on operating lease commitments.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2019 10-K.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Fiscal 2019 10-K. For a detailed discussion of our critical accounting policies, see the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2019 10-K. Other than the below update, there have been no material changes to our critical accounting policies since August 3, 2019.
Goodwill and Other Indefinite-lived Intangible Asset Impairment Assessment
At disclosed in our Fiscal 2019 10-K, we performed an impairment test in the fourth quarter of Fiscal 2019 (the "Fiscal 2019 Year-End Valuation"). The Fiscal 2019 Year-End Valuation resulted in a conclusion that the fair value of our Justice reporting unit, and the fair value of our indefinite-lived intangible assets, were less than their carrying value. In addition, while the fair value of the LOFT reporting unit significantly exceeded its carrying value in the Fiscal 2019 Year-End Valuation, the fair value of the Ann Taylor reporting unit exceeded its carrying value by approximately 10%.

It is possible that a shortfall in the cash flows from the amounts estimated in the Fiscal 2019 Year-End Valuation may result in a future impairment loss. During the first quarter of Fiscal 2020, our brands subject to the Fiscal 2019 Year-End Valuation generally performed in line with the cash flow projections supporting that valuation, as any shortfall in operating cash flows was principally offset by a decrease in capital expenditures. However, as discussed earlier in Overview, individual brand performance was mixed and we continued to experience a highly promotional operating environment, which is expected to continue through the upcoming holiday shopping period. Accordingly, we will continue to monitor macroeconomic conditions, industry and market trends and entity-specific risks and evaluate their impact on the valuation of our reporting units. For example, if we continue to experience sustained periods of declines or shifts in consumer spending, or fail to realize the anticipated cost savings associated from our cost reduction initiatives, it could adversely impact the long-term assumptions used in the Fiscal 2019 Year-End Valuation. Such trends may also have a negative impact on some of the other key assumptions used in the Fiscal 2019 Year-End Valuation, including anticipated gross margin and operating income margin. These assumptions are highly judgmental and subject to change. The Company plans to conduct its 2020 assessment of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of Fiscal 2020.

Should declines in our performance or our expectations regarding future performance occur, it could adversely impact the valuation of our goodwill and/or other indefinite-lived intangible assets, particularly at the Justice and Ann Taylor reporting units and at our indefinite-lived intangible assets which had impairments indicated by the Fiscal 2019 Year-End Valuation. As a result, we may be required to undertake impairment testing earlier than the fourth quarter of Fiscal 2020.  Any such declines could also adversely impact our other long-lived assets, such as property and equipment, particularly at our Justice reporting unit, as well as our ability to realize our deferred tax assets.  Such changes, if material, may require us to incur additional material impairment charges for

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

such goodwill and/or other indefinite-lived intangible assets and property and equipment, and may also require us to record an additional valuation allowance against our deferred tax assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 to the accompanying condensed consolidated financial statements for a description of certain recently adopted or issued accounting standards which may impact our financial statements in future reporting periods.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Part II, Item 7 as specified in the Market Risk Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2019 10-K.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of November 2, 2019.

During the first quarter of Fiscal 2020, the Company modified certain existing internal controls and processes and implemented new internal controls and processes in connection with our adoption of the new lease accounting standard. There have been no other changes in the Company’s internal control over financial reporting during the quarter ended November 2, 2019 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 17 to the accompanying condensed consolidated financial statements for a description of the Company’s legal proceedings.

Item 1A – Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, please review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2019 10-K. There have been no material changes during the quarter ended November 2, 2019 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2019 10-K.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended November 2, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (August 4, 2019 – August 31, 2019)	—	$—	—	$ 181 million
Month # 2 (September 1, 2019 – October 5, 2019)	—	$—	—	$ 181 million
Month # 3 (October 6, 2019 – November 2, 2019)	—	$—	—	$ 181 million
________
(a)  On December 15, 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company’s borrowing agreements, as more fully described in Note 11 to the accompanying unaudited condensed consolidated financial statements. Purchases will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules.

Item 6 - EXHIBITS

Exhibit	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gary Muto pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Dan Lamadrid pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

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

ASCENA RETAIL GROUP, INC.

Date: December 9, 2019	BY: /s/ Gary Muto
Gary Muto
Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2019	BY: /s/ Dan Lamadrid
Dan Lamadrid
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)