Form 10-Q
period 2020-02-01
Ascena Retail Group, Inc.
filed 2020-03-09
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 1, 2020

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
The Registrant had 9,986,423 shares of common stock outstanding as of March 5, 2020.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 1, 2020	August 3, 2019
	(millions, except share data in thousands and per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$373.7	$323.8
Inventories	488.2	490.7
Prepaid expenses and other current assets	181.9	242.3
Current assets related to discontinued operations	9.5	98.2
Total current assets	1,053.3	1,155.0
Property and equipment, net	743.9	835.5
Operating lease right-of-use assets	680.2	—
Goodwill	250.1	313.5
Other intangible assets, net	218.6	276.6
Equity method investment	65.4	42.1
Other assets	58.1	65.6
Non-current assets related to discontinued operations	—	11.5
Total assets	$3,069.6	$2,699.8

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$305.0	$316.1
Accrued expenses and other current liabilities	251.4	273.3
Deferred income	129.2	114.1
Current portion of lease liabilities	161.8	—
Current portion of long-term debt	21.5	—
Current liabilities related to discontinued operations	49.9	94.7
Total current liabilities	918.8	798.2
Long-term debt	1,244.3	1,338.6
Lease-related liabilities	—	204.6
Deferred income taxes	4.5	0.5
Long-term lease liabilities	679.9	—
Other non-current liabilities	139.7	171.4
Non-current liabilities related to discontinued operations	5.8	35.5
Total liabilities	2,993.0	2,548.8

Commitments and contingencies (Note 18)

Equity:
Common stock, par value $0.01 per share; 9,986 and 9,925 shares issued and outstanding as of February 1, 2020 and August 3, 2019, respectively	0.1	0.1
Additional paid-in capital	1,105.0	1,102.5
Accumulated deficit	(1,013.1)	(935.9)
Accumulated other comprehensive loss	(15.4)	(15.7)
Total equity	76.6	151.0
Total liabilities and equity	$3,069.6	$2,699.8
See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
	(millions, except share data in thousands and per share data) (unaudited)
Net sales	$1,216.9	$1,271.4	$2,336.5	$2,418.8
Cost of goods sold	(581.7)	(611.6)	(1,037.2)	(1,067.0)
Gross margin	635.2	659.8	1,299.3	1,351.8

Other operating expenses:
Buying, distribution and occupancy expenses	(219.8)	(245.0)	(444.4)	(480.2)
Selling, general and administrative expenses	(381.5)	(393.8)	(735.5)	(770.8)
Restructuring and other related charges	0.5	(13.5)	(3.3)	(21.4)
Impairment of goodwill	(63.4)	—	(63.4)	—
Impairment of other intangible assets	(46.9)	—	(46.9)	—
Depreciation and amortization expense	(64.4)	(71.4)	(131.6)	(142.0)
Total other operating expenses	(775.5)	(723.7)	(1,425.1)	(1,414.4)
Operating loss	(140.3)	(63.9)	(125.8)	(62.6)
Interest expense	(25.3)	(26.9)	(51.7)	(52.9)
Interest income and other income, net	1.8	1.2	3.3	1.8
Gain on extinguishment of debt	28.5	—	28.5	—
Loss from continuing operations before (provision) benefit for income taxes and income from equity method investment	(135.3)	(89.6)	(145.7)	(113.7)
(Provision) benefit for income taxes from continuing operations	(0.9)	8.6	(3.5)	9.4
Income from equity method investment	4.3	—	23.3	—
Loss from continuing operations	(131.9)	(81.0)	(125.9)	(104.3)
Income from discontinued operations, net of taxes (a)	34.5	9.5	60.2	38.7
Net loss	$(97.4)	$(71.5)	$(65.7)	$(65.6)

Net (loss) income per common share - basic:
Continuing operations	$(13.22)	$(8.20)	$(12.64)	$(10.58)
Discontinued operations	3.46	0.96	6.04	3.92
Total net loss per basic common share	$(9.76)	$(7.24)	$(6.60)	$(6.66)

Net (loss) income per common share - diluted:
Continuing operations	$(13.22)	$(8.20)	$(12.64)	$(10.58)
Discontinued operations	3.46	0.96	6.04	3.92
Total net loss per diluted common share	$(9.76)	$(7.24)	$(6.60)	$(6.66)

Weighted average common shares outstanding:
Basic	9,975	9,874	9,957	9,856
Diluted	9,975	9,874	9,957	9,856

__________

(a) Income from discontinued operations is presented net of income tax expense of $2.6 million and $11.2 million for the three and six months ended February 2, 2019, respectively.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
	(millions) (unaudited)
Net loss	$(97.4)	$(71.5)	$(65.7)	$(65.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	0.4	—	0.6	(0.4)
Reclassification of interest rate hedge deferred loss into earnings	0.6	—	0.9	—
Deferred loss related to interest rate hedge	(0.9)	—	(1.2)	—
Total other comprehensive income (loss), net of tax	0.1	—	0.3	(0.4)
Total comprehensive loss	$(97.3)	$(71.5)	$(65.4)	$(66.0)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	February 1, 2020	February 2, 2019
	(millions) (unaudited)
Cash flows from operating activities:
Net loss	$(65.7)	$(65.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	142.5	165.3
Deferred income tax benefit	10.2	(4.8)
Deferred rent and other costs recognized under prior lease accounting standard	—	(21.4)
Stock-based compensation expense	2.4	8.3
Impairment of goodwill	63.4	—
Impairment of other intangible assets	46.9	—
Impairment of tangible assets	1.8	4.5
Income from equity method investment	(23.3)	—
Non-cash interest expense	5.1	4.9
Gain on extinguishment of debt	(28.5)	—
Gain on sale of fixed assets	—	(0.1)
Gain on sale of intangible assets	(5.0)	—
Other non-cash income, net	(8.5)	(7.7)
Changes in operating assets and liabilities:
Inventories	59.5	(55.4)
Accounts payable, accrued liabilities and income tax liabilities	(84.8)	(62.9)
Deferred income	15.9	35.9
Lease-related liabilities	—	5.3
Operating lease right-of-use assets and lease liabilities	(34.3)	—
Other balance sheet changes, net	38.4	38.1
Cash flows provided by operating activities	136.0	44.4
Cash flows from investing activities:
Capital expenditures	(46.0)	(68.9)
Proceeds from the sale of assets	—	0.4
Proceeds from the sale of intangible assets	5.0	—
Cash flows used in investing activities	(41.0)	(68.5)
Cash flows from financing activities:
Redemptions of term loan debt	(49.4)	—
Tax payments related to share-based awards	—	(0.6)
Proceeds from stock options exercised and employee stock purchases	0.1	0.4
Cash flows used in financing activities	(49.3)	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	45.7	(24.3)
Cash, cash equivalents and restricted cash at beginning of period	329.2	240.1
Cash, cash equivalents and restricted cash at end of period	$374.9	$215.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Fiscal 2020	Shares	Amount
	(millions, except share data in thousands)
	(unaudited)
Balance, August 3, 2019	9,925	$0.1	$1,102.5	$(935.9)	$(15.7)	$151.0
Net income	—	—	—	31.7	—	31.7
Total other comprehensive income	—	—	—	—	0.2	0.2
Shares issued and equity grants made pursuant to stock-based compensation plans	47	—	1.6	—	—	1.6
Cumulative effect of change in accounting upon adoption of ASC Topic 842	—	—	—	(11.5)	—	(11.5)
Balance, November 2, 2019	9,972	0.1	1,104.1	(915.7)	(15.5)	173.0
Net loss	—	—	—	(97.4)	—	(97.4)
Total other comprehensive income	—	—	—	—	0.1	0.1
Shares issued and equity grants made pursuant to stock-based compensation plans	14	—	0.9	—	—	0.9
Balance, February 1, 2020	9,986	$0.1	$1,105.0	$(1,013.1)	$(15.4)	$76.6

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Fiscal 2019	Shares	Amount
	(millions, except share data in thousands)
	(unaudited)
Balance, August 4, 2018	9,817	$0.1	$1,090.1	$(278.8)	$(12.9)	$798.5
Net income	—	—	—	5.9	—	5.9
Total other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Shares issued and equity grants made pursuant to stock-based compensation plans	54	—	4.8	(0.5)	—	4.3
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	4.9	—	4.9
Balance, November 3, 2018	9,871	0.1	1,094.9	(268.5)	(13.3)	813.2
Net loss	—	—	—	(71.5)	—	(71.5)
Shares issued and equity grants made pursuant to stock-based compensation plans	7	—	3.8	(0.1)	—	3.7
Balance, February 2, 2019	9,878	$0.1	$1,098.7	$(340.1)	$(13.3)	$745.4

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation, is a national specialty retailer of apparel for women and tween girls. The Company’s continuing operations consist of its direct channel operations and approximately 2,800 stores throughout the United States, Canada and Puerto Rico. The Company had annual revenues from continuing operations for the fiscal year ended August 3, 2019 of approximately $4.7 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company operates its business in three reportable segments: Premium Fashion, Plus Fashion and Kids Fashion. All of our segments sell fashion merchandise to the women’s and girls’ apparel market across a wide range of ages, sizes and demographics. Our segments consist of specialty retail, outlet and direct channel as well as licensed franchises in international territories at our Kids Fashion segment. Our Premium Fashion segment consists of our Ann Taylor and LOFT brands; our Plus Fashion segment consists of our Lane Bryant and Catherines brands and our Kids Fashion segment consists of our Justice brand. As further discussed in Note 2, during the second quarter of the fiscal year ending August 1, 2020 (“Fiscal 2020”), the previously-announced wind down of Dressbarn was completed and in Fiscal 2019, the Company completed the sale of its maurices brand, both of which were formerly included in the Value Fashion segment.

For a more detailed description of each brand’s products and markets in which they serve, see Part I, Item 1 “Business” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2019 (the “Fiscal 2019 10-K”). The Company’s brands had the following store counts as of February 1, 2020:

Justice	Lane Bryant	LOFT	Catherines	Ann Taylor	Total
820	688	666	299	291	2,764

2. Basis of Presentation

Basis of Consolidation

These unaudited interim condensed consolidated financial statements present all the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Period

Fiscal 2020 will end on August 1, 2020 and will be a 52-week period. Fiscal year 2019 ended on August 3, 2019 and was a 52-week period (“Fiscal 2019”). The three and six months ended February 1, 2020 and February 2, 2019 were 13 and 26-week periods, respectively.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock Split

On December 19, 2019, the Company announced that the Board of Directors has approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. Refer to Note 15 for additional information. As a result, the applicable equity and shares information related to prior periods has been restated to reflect this reverse stock split.

Discontinued Operations

Dressbarn Wind Down

In May 2019, the Company announced the wind down of its Dressbarn brand, which was completed in the second quarter of Fiscal 2020. All Dressbarn store locations were closed as of December 31, 2019. Activities during the first and second quarter of Fiscal 2020 include additional employee related accruals, the closure of stores and the negotiation of lease terminations. In addition, during the first quarter of Fiscal 2020, the Company sold the ecommerce rights to Dressbarn intellectual property to a third-party for approximately $5 million, which was treated as a reduction of the wind down costs. In connection with the Dressbarn wind down, we have incurred cumulative costs of approximately $62 million of which approximately $9 million was incurred during the six months ending February 1, 2020 and have been included in the results disclosed below.

The following table summarizes the results of Dressbarn reclassified as discontinued operations:

	Three Months Ended		Six Months Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
	(millions, unaudited)
Net sales	$149.1	$163.6	$326.6	$354.7
Depreciation and amortization expense	(3.7)	(4.8)	(10.9)	(8.8)
Operating income (loss)	34.5	(16.0)	60.2	(16.1)
Pretax income (loss) from discontinued operations	34.5	(16.0)	60.2	(16.1)
Income tax benefit	—	2.9	—	2.5
Income (loss) from discontinued operations, net of tax	$34.5	$(13.1)	$60.2	$(13.6)

The major components of Dressbarn assets and liabilities related to discontinued operations are summarized below:

	February 1, 2020	August 3, 2019
	(millions, unaudited)
Cash and cash equivalents	$—	$4.2
Inventories	—	57.0
Prepaid expenses and other current assets	9.5	37.0
Property and equipment, net	—	11.5
Total assets related to discontinued operations	$9.5	$109.7

Accounts payable and other current liabilities	$49.9	$94.7
Lease-related liabilities	0.3	29.6
Other liabilities	5.5	5.9
Total liabilities related to discontinued operations	$55.7	$130.2

Sale of maurices

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

As the sale of maurices represented a major strategic shift, as well as the Company's determination that it did not have a significant continuing involvement in the business, the Company's maurices business was classified as a discontinued operations within the condensed consolidated financial statements.

The following table summarizes the results of maurices reclassified as discontinued operations:

	Three Months Ended		Six Months Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
	(millions, unaudited)
Net sales	$—	$257.8	$—	$511.1
Depreciation and amortization expense	—	(7.1)	—	(14.5)
Operating income	—	28.1	—	65.8
Pretax income from discontinued operations	—	28.1	—	66.0
Income tax expense	—	(5.5)	—	(13.7)
Income from discontinued operations, net of tax	$—	$22.6	$—	$52.3

Cash Flow Information Related to Discontinued Operations

The major components of cash flows related to discontinued operations are summarized below:

	Six Months Ended
	February 1, 2020	February 2, 2019
	(millions, unaudited)
Cash provided by operations of discontinued operations	$68.9	$64.3
Cash provided by (used by) investing activities of discontinued operations	4.9	(3.2)

Condensed Consolidated Statements of Cash Flows Reconciliation

A reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown on the condensed consolidated statements of cash flows is shown below:

Reconciliation of cash, cash equivalents and restricted cash:	February 1, 2020	August 3, 2019	February 2, 2019	August 4, 2018
Cash and cash equivalents	$373.7	$323.8	$210.2	$230.2
Restricted cash included in other current assets	1.2	1.2	1.2	1.2
Cash included in discontinued operations	—	4.2	4.4	8.7
Total cash, cash equivalents and restricted cash	$374.9	$329.2	$215.8	$240.1

3. Recently Issued Accounting Standards

Recently adopted standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASC 842”). The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The guidance may be applied retrospectively to each period presented or

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

with the cumulative effect recognized as of the initial date of application. The Company adopted this ASU as of the beginning of Fiscal 2020 with the cumulative effect recognized at adoption.

As a result of this standard, the Company has recognized approximately $680.2 million of right-of-use assets and approximately $841.7 million of lease liabilities (current and long-term combined) on its consolidated balance sheet as of February 1, 2020. The right-of-use lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as favorable leases, straight line rent liability, purchased lease rights and landlord allowances and a cumulative effect adjustment that decreased opening Accumulated deficit by approximately $11.5 million for transition impairments related to previously impaired leased locations. As a result, prior periods have not been restated.

The Company determines if an arrangement is a lease at inception and on the lease commencement date, the Company recognizes an asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term.

As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on a third-party analysis, which is updated periodically. That analysis concluded that the Company’s incremental borrowing rate upon adoption ranged from 24-30%, depending on the term. For leases existing before the adoption of the new lease accounting standard, the Company used its incremental borrowing rate as of the date of adoption, determined using the remaining lease term as of the date of adoption. For leases commencing on or after the adoption of the new lease accounting standard, the incremental borrowing rate is determined using the remaining lease term as of the lease commencement date.

The Company elected the package of practical expedients included in this guidance, which allows us (i) to not reassess whether any expired or existing contracts contain leases; (ii) to not reassess the lease classification for any expired or existing leases; (iii) to account for a lease and non-lease component as a single component for both its real estate and non-real estate leases; and (iv) to not reassess the initial direct costs for existing leases.

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

Certain of the Company’s leases include options to extend the lease or to terminate the lease. The Company assesses these leases and, depending on the facts and circumstances, may or may not include these options in the measurement of the Company’s lease right-of-use assets and liabilities. Generally, the Company’s options to extend its leases are at the Company’s sole discretion and at the time of lease commencement are not reasonably certain of being exercised. There may be instances in which a lease is being renewed on a month-to-month basis and, in these instances, the Company will recognize lease expense in the period incurred in the Condensed Consolidated Statements of Operations until a new agreement has been executed.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amortization and interest expense is recorded in either Buying, distribution, and occupancy expense or in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The Company’s lease right-of-use assets are assessed for indicators of impairment at least quarterly. The results of any such impairments are disclosed in Note 7.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any finance leases, any material sublease arrangements or any material leases where the Company is considered the lessor.

The following table provides the impact of adoption of ASU 2016-02 on the Company’s condensed consolidated balance sheet:

	August 3, 2019 (as reported under ASC 840)	Impact of adoption of ASC 842	August 3, 2019 (as reported under ASC 842)
	(millions)
Assets
Prepaid expenses and other current assets	$242.3	$(33.6)	$208.7
Other intangible assets, net	276.6	(8.4)	268.2
Current assets related to discontinued operations	98.2	(7.6)	90.6
Operating lease right-of-use asset	—	744.4	744.4
Non-current assets related to discontinued operations	11.5	131.5	143.0

Liabilities and Shareholders’ Equity
Current portion of lease liabilities	—	141.3	141.3
Current liabilities related to discontinued operations	94.7	37.8	132.5
Lease-related liabilities	204.6	(204.6)	—
Long-term lease liabilities	—	769.1	769.1
Non-current liabilities related to discontinued operations	35.5	94.2	129.7
Accumulated deficit	(935.9)	(11.5)	(947.4)

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new standard simplifies the accounting for income taxes by removing exceptions:

•
to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income);

•	to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment;

•	to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and

•	to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

In addition, the standard does not require that an entity allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, however, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. The standard does require that an entity:

•	recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax;

•
evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; and

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.

ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12. By early adopting, ASU 2019-12 becomes effective as of the beginning of Fiscal 2020, however, there is no cumulative effect to be recognized with the early adoption.  As a result of the ASU 2019-12 adoption, the Company did not recognize income tax expense on the income from discontinued operations related to Dressbarn for the three and six months ended February 1, 2020.

Recently issued standards

Intangible Assets

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods. Early adoption is permitted for annual or interim periods. This ASU requires that implementation costs incurred in a hosting arrangement that is a service contract be assessed in accordance with the existing guidance in Subtopic 350-40, “Internal-Use Software.” Accordingly, costs incurred during the preliminary project stage must be expensed as incurred, while costs incurred during the application development stage must be capitalized. Capitalized implementation costs associated with a hosting arrangement that is a service contract must be expensed over the term of the hosting arrangement. Additionally, the new guidance requires that the expense of these capitalized costs be presented in the same line item in the statement of income as the fees associated with the hosting element of the arrangement. While the Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements, the Company does not anticipate that the guidance will have a significant impact on its consolidated financial statements upon adoption of the new standard in Fiscal 2021.

4. Leases

The Company has leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

A summary of the Company’s operating lease costs from continuing operations is as follows:

	Three Months Ended	Six Months Ended
	February 1, 2020	February 1, 2020
	(millions)
Single lease costs (a)	$94.7	$189.9
Variable lease costs (b)	51.6	104.6
Total lease expenses	146.3	294.5
Less rental income (c)	(1.1)	(2.1)
Total net rental expense (d)	$145.2	$292.4
________

(a)	Includes amortization and interest expense associated with operating lease right-of-use assets and liabilities.

(b)
Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as month-to-month rent payments while expired store lease contracts are renegotiated.

(c) Substantially reflects rental income received related to Company-owned space in Duluth, MN.
(d) Total occupancy costs included in discontinued operations related to Dressbarn were $5.8 million and $32.3 million for the three and six months ended February 1, 2020.

The following table provides a summary of the Company’s operating lease costs from continuing operations for the three and six months ended February 2, 2019, which was accounted for in accordance with Accounting Standards Codification (“ASC”) 840, “Leases” (“ASC 840”). Prior periods have not been adjusted for the adoption of ASU 2016-02.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended	Six Months Ended
	February 2, 2019	February 2, 2019
	(millions)
Base rentals	$99.1	$197.3
Percentage rentals	6.8	14.6
Other occupancy costs, primarily CAM and real estate taxes	41.8	82.9
Total (a)	$147.7	$294.8
________

(a)	Total occupancy costs included in discontinued operations related to Dressbarn and maurices were $53.6 million and $110.6 million for the three and six months ended February 2, 2019.

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

February 1, 2020
Weighted-average remaining lease term (years)	5.7
Weighted-average discount rate	26.1%

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of February 1, 2020:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2020 (excluding the six months ended February 1, 2020)	$158.9
2021	350.4
2022	287.6
2023	214.2
2024	151.6
Thereafter	529.0
Total undiscounted operating lease liabilities	1,691.7
Less imputed interest	(850.0)
Present value of operating lease liabilities	841.7
Less current portion of lease liabilities	(161.8)
Total long-term lease liabilities	$679.9

(a) Net of sublease income, which is not expected to be significant in any period.
(b) Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved or co-tenancy requirements are not being satisfied. All future minimum rentals under such leases have been included in the above table.

As of February 1, 2020, the Company had minimum commitments related to additional operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $18.7 million.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As reported under the previous accounting standard, the following table provides a summary of total consolidated operating lease commitments, including leasehold financing obligations, under non-cancelable leases as of August 3, 2019:

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

Supplemental disclosures related to leases are as follows:

	Three Months Ended	Six Months Ended
	February 1, 2020	February 1, 2020
	(millions)
Cash payments arising from operating lease liabilities (included in cash flows from operating activities)	$100.7	$202.7
Non-cash operating lease liabilities from obtaining right-of-use assets	0.3	1.4

5. Revenue Recognition

Contract liabilities

The contract liabilities representing unearned revenue for our continuing operations are as follows:

	February 1, 2020	August 3, 2019	February 2, 2019	August 4, 2018 (a)
	(millions)
Deferred revenue - gift card liability	$92.0	$79.7	$92.7	$72.4
Deferred revenue - loyalty programs	24.5	22.1	25.3	26.3
________
(a)    After adjusting for the impact of adopting ASU 2014-09.

For the three and six months ended February 1, 2020, the Company recognized revenue of approximately $20 million and $32 million, respectively, associated with gift card redemptions and gift card breakage. Of these amounts, approximately $5 million and $6 million, respectively, were recorded within Income from discontinued operations. For the three and six months ended February 2, 2019, the company recognized revenue of approximately $19 million and $29 million, respectively, associated with gift card redemptions and gift card breakage. Of these amounts, approximately $5 million and $9 million, respectively, were recorded within Income from discontinued operations.

For the three and six months ended February 1, 2020, the Company recognized revenue of approximately $10 million and $22 million, respectively, associated with reward redemptions and breakage related to the Company’s loyalty programs. Of these amounts, approximately $0 million and $5 million, respectively, were recorded within Income from discontinued operations. For the three and six months ended February 2, 2019, the Company recognized revenue of approximately $20 million and $25 million,

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively, associated with reward redemptions and breakage related to the Company’s loyalty programs. Of these amounts, approximately $7 million and $8 million, respectively, were recorded within Income from discontinued operations.

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Three Months Ended		Six Months Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
Apparel	80%	77%	82%	81%
Accessories	15%	17%	13%	14%
Other	5%	6%	5%	5%
Total net sales	100%	100%	100%	100%

6. Goodwill and Other Intangible Assets

Goodwill and Other Indefinite-lived Intangible Assets Impairment Assessment

Fiscal 2020 Interim Impairment Assessment

The second quarter of Fiscal 2020 marked the continuation of the challenging market environment in which the Company competes. While the Company met its overall expectations for the second quarter, lower than expected comparable sales in the second quarter at the Justice brand, and lower than expected margins at our Ann Taylor brand, along with the expectation that such trends may continue into the second half of Fiscal 2020, led the Company to reduce its level of forecasted earnings for Fiscal 2020 and future periods. Since these brands had little or no excess of fair value over their respective book value at the beginning of Fiscal 2020, the Company concluded that these factors represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the second quarter of Fiscal 2020 (the "Interim Test").

The Company performed its Interim Test of goodwill and indefinite-lived intangible assets using a quantitative approach as of January 4, 2020, which was the last day in the second month of the second fiscal quarter. The Interim Test was determined with the assistance of an independent valuation firm using two valuation approaches, including the income approach (discounted cash flow method ("DCF")) and market approach (guideline public company method). The Company believes that the income approach (Level 3 measurement) is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Under the market approach, the Company estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization, and used the market approach as a comparison of respective fair values. We generally applied a 75% weighting to the income approach and a 25% weighting to the market approach. However, in certain cases where low profit margins made the market approach impracticable, we applied a full weighting to the income approach. Finally, the Company’s publicly traded market capitalization was reconciled to the sum of the fair value of the reporting units.

The projections used in the Interim Test reflect revised assumptions across certain key areas versus prior plans as a result of the recent operating trends discussed above. Based on the results of the impairment assessment, the fair value of our LOFT reporting unit exceeded its carrying value by approximately 14%.

Changes in key assumptions and the resulting reduction in projected future cash flows included in the Interim Test resulted in a decrease in the fair values of our Ann Taylor and Justice reporting units such that their fair values were less than their carrying values. As a result, the Company recognized the following goodwill impairment charges: a loss of $54.9 million at the Ann Taylor reporting unit and $8.5 million at the Justice reporting unit to write down the carrying values of the reporting units to their fair values. In addition, the Company recognized impairment losses to write down the carrying values of its other intangible assets to their fair values as follows: $10.0 million of our Ann Taylor trade name, $35.0 million of our Justice trade name, $1.0 million of our Catherines trade name and $0.9 million of our Justice franchise rights. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). These impairment losses have been disclosed separately on the face of the accompanying condensed consolidated statements of operations. The total goodwill impairment charges of $63.4 million were treated as non-deductible for income tax purposes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following details the changes in goodwill for each reportable segment:

	Premium Fashion (a)	Kids Fashion (b)	Total
	(millions)
Balance at August 3, 2019	$305.0	$8.5	$313.5
Impairment losses	(54.9)	(8.5)	(63.4)
Balance at February 1, 2019	$250.1	$—	$250.1

 (a) Net of accumulated impairment losses of $483.8 million and $428.9 million for the Premium Fashion segment as of February 1, 2020 and August 3, 2019, respectively.
 (b) Net of accumulated impairment losses of $169.4 million and $160.9 million for the Kids Fashion segment as of February 1, 2020 and August 3, 2019, respectively.

Other Intangible Assets

As more fully described in Note 3, favorable leases have been reclassified from Other intangible assets, net to Operating lease right-of-use assets within the condensed consolidated balance sheet due to the recent adoption of ASC 842. Other intangible assets, reflecting the change, as well as the impairments discussed above, now consist of the following:

	February 1, 2020			August 3, 2019
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets not subject to amortization:	(millions)
Brands and trade names (a)	$206.0	$—	$206.0	$252.0	$—	$252.0
Franchise rights (b)	10.0	—	10.0	10.9	—	10.9
Total intangible assets not subject to amortization	216.0	—	216.0	262.9	—	262.9
Intangible assets subject to amortization:
Proprietary technology	4.8	(4.8)	—	4.8	(4.8)	—
Customer relationships	52.0	(49.4)	2.6	52.0	(46.7)	5.3
Favorable leases	—	—	—	38.2	(29.8)	8.4
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	62.1	(59.5)	2.6	100.3	(86.6)	13.7
Total intangible assets	$278.1	$(59.5)	$218.6	$363.2	$(86.6)	$276.6

 (a) Net of accumulated trade name impairment losses are as follows: $235.0 million of our Ann Taylor trade name, $416.6 million of our LOFT trade name, $243.5 million of our Lane Bryant trade name, $7.0 million of our Catherines trade name, and $51.6 million of our Justice trade name.
(b) Net of accumulated franchise right impairment of $0.9 million at our Justice brand.

7. Asset Impairments

Long-lived Asset Impairments

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, as determined using a combination of a third-party analysis (Level 2 measurement) and discounted expected cash flows (Level 3 measurement). These impairment charges arose from the Company’s routine assessment of under-performing retail stores and are included as a component of Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for all periods. Beginning with the adoption of ASC 842 in Fiscal 2020, impairment charges could include write-downs of the right-of-use assets and/or write-downs of store-related fixed assets. Impairment charges for the three and six months ended February 1, 2020 substantially reflect write-downs of only store-related fixed assets.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment charges included in continuing operations related to retail store fixed assets by segment are as follows:

	Three Months Ended		Six Months Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
	(millions)		(millions)
Premium Fashion	$—	$0.3	$0.2	$0.4
Plus Fashion	0.3	1.1	0.5	1.1
Kids Fashion	0.8	0.4	1.1	0.5
Total impairment charges	$1.1	$1.8	$1.8	$2.0

8. Restructuring and Other Related Charges

In connection with its cost reduction initiatives, during the first quarter of Fiscal 2020, the Company announced a reorganization of its sourcing operation. Restructuring and other related charges for Fiscal 2020 primarily reflect costs associated with the sourcing reorganization. Future costs related to this reorganization are not expected to be material.

Charges related to the Dressbarn wind down are included in discontinued operations. Activity for the three and six months ended February 2, 2019 reflects actions under the Change for Growth program.

	Three Months Ended		Six Months Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
	(millions)		(millions)
Cash restructuring charges:
Severance and benefit costs (a)	$(0.9)	$0.3	$2.9	$(0.2)
Other related charges (b)	0.4	13.2	0.4	21.6
Total restructuring and other related charges	$(0.5)	$13.5	$3.3	$21.4
_______
(a) Severance and benefit costs reflect additional severance accruals associated with previously announced initiatives, as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid.
(b) Other related charges in Fiscal 2019 consist of professional fees and other third-party costs incurred in connection with the Change for Growth program.

A summary of activity for the six months ended February 1, 2020 in the restructuring-related liabilities, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Other related charges	Total
	(millions)
Balance at August 3, 2019	$11.4	$1.0	$12.4
Additions charged to expense	2.9	0.4	3.3
Cash payments	(9.5)	(0.4)	(9.9)
Balance at February 1, 2020	$4.8	$1.0	$5.8

9. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	February 1, 2020	August 3, 2019	February 2, 2019
	(millions)
Premium Fashion	$229.2	$226.3	$246.0
Plus Fashion	162.8	156.5	173.7
Kids Fashion	96.2	107.9	95.6
Total inventories	$488.2	$490.7	$515.3

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

Viking, primarily through its investment in maurices, reported income of approximately $4.3 million and $23.3 million for the three and six months ended February 1, 2020, which primarily represents results from the operations of maurices. The results of maurices includes the preliminary impact of adjusting its assets and liabilities to fair value under the acquisition method of accounting for business combinations, which will be finalized during Fiscal 2020. The Company recognized its share of the income in the accompanying condensed consolidated statement of operations which was determined by using the hypothetical liquidation at book value ("HLBV"). HLBV is a balance sheet approach whereby a calculation is prepared at each balance sheet date to determine the amount that the Company would receive if the underlying equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to its investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company's share of the earnings or losses from the equity investment for that period.

In connection with the sale of maurices, the Company agreed to provide transition services to maurices for varying periods of time depending on the service. Service periods ranged from 3-36 months and include services such as legal, tax, logistics, sourcing and other back office functions. For the three and six months ended February 1, 2020, recognized fees from these services are approximately $16.1 million and $32.9 million, respectively, which are primarily recorded as a reduction of Buying, distribution and occupancy expenses and Selling, general and administrative expenses.

As of February 1, 2020, the Company's investment in Viking was recorded at $65.4 million and the Company had a receivable due from maurices of $41.8 million, primarily for in-transit inventory purchased on their behalf. Of the receivable balance, $12 million is classified in non-current assets. There were no amounts due to maurices as of February 1, 2020. The Company's investment balance, plus the receivable and the private label credit card revenue guarantee, which is disclosed in Note 2 to the audited consolidated financial statements included in the Fiscal 2019 10-K, represent our maximum exposure to any potential loss. The private label credit card revenue guarantee is recorded at its estimated fair value as of February 1, 2020 using Level 3 measurements and is not materially different from the amount recorded as of August 3, 2019.

11. Debt

Debt consists of the following:	February 1, 2020	August 3, 2019
	(millions)
Revolving credit facility	$—	$—
Less: unamortized debt issuance costs (a)	(2.6)	(3.2)
	(2.6)	(3.2)

Term loan	1,292.0	1,371.5
Less: unamortized original issue discount (b)	(11.0)	(13.8)
unamortized debt issuance costs (b)	(12.6)	(15.9)
	1,268.4	1,341.8
Less: current portion	(21.5)	—
Total long-term debt	$1,244.3	$1,338.6
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

As of February 1, 2020, there were no borrowings under the Amended Revolving Credit Agreement and the Company had $247.2 million of availability under the Amended Revolving Credit Agreement.

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the “Covenant Period”). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $37.5 million for three consecutive business days and ends when Availability is greater than these thresholds for thirty consecutive days. The Covenant Period was not in effect as of February 1, 2020.

For a more detailed description of the Company’s Amended Revolving Credit Agreement and restrictions thereunder, refer to Note 10 to the audited consolidated financial statements included in the Fiscal 2019 10-K.

Term Loan

In connection with the August 2015 acquisition of ANN INC., the Company entered into a $1.8 billion variable-rate term loan (the “Term Loan”), which was issued at a 2% discount and provides for an additional term facility of $200 million. The Term Loan matures on August 21, 2022 and requires quarterly repayments of $22.5 million with a remaining balloon payment of approximately $1.1 billion required at maturity. During Fiscal 2018, the Company made repayments of $225.0 million of which $180.0 million was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment of $22.5 million until November of calendar 2020. The Company is also required to make mandatory prepayments in connection with certain prepayment events. As of February 1, 2020, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of approximately 6.5%. The Company entered into an interest rate swap agreement in March 2019 to mitigate some of the risk associated with the variable rate. Refer to Note 12 for additional information.

During the second quarter of Fiscal 2020, the Company repurchased $79.5 million aggregate principal amount of its Term Loan debt in open market transactions for a total purchase price of $49.4 million. The repurchase was settled in the second quarter of Fiscal 2020 and the Company recorded a gain on extinguishment of debt of $28.5 million, net of transaction costs and a write-off of a portion of deferred financing fees. Subsequent to the second quarter of Fiscal 2020, the Company completed an additional repurchase of $42.0 million of principal amount of debt for a total purchase price of approximately $28.6 million. This additional repurchase will be settled in March 2020. As a result of this repurchase, the Company expects to record an additional gain of approximately $13 million in the third quarter of Fiscal 2020.

For a more detailed description of the Company’s Term Loan and restrictions thereunder, refer to Note 10 to the audited consolidated financial statements included in the Fiscal 2019 10-K.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of Debt
The Company’s outstanding debt as of February 1, 2020 matures as follows:

Fiscal Year	Amount
(millions)
2020	$—
2021	66.5
2022	90.0
2023	1,135.5
Total maturities	$1,292.0

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in the line item Accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in Accumulated other comprehensive loss related to the Company’s derivative contracts will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of February 1, 2020, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Agreement Principal Amount	Interest Rate	Maturity Date
Interest rate swap	One	$600.0 Million	6.85%	March 31, 2021

The interest rate swap was recorded at its estimated fair value of $6.1 million and $6.3 million as of February 1, 2020 and August 3, 2019, respectively, based on Level 2 measurements. Amounts included in the Condensed Consolidated Balance Sheet as of February 1, 2020 include $5.1 million in Accrued expenses and other current liabilities and $1.0 million in Other non-current liabilities. Amounts included in the Condensed Consolidated Balance Sheet as of August 3, 2019 include $3.1 million in Accrued expenses and other current liabilities and $3.2 million in Other non-current liabilities. The amount of unrealized losses deferred to Accumulated other comprehensive loss before the effect of taxes was $6.1 million as of February 1, 2020 and $6.3 million as of August 3, 2019.

The amount of losses reclassified from Accumulated other comprehensive loss into earnings related to the Company’s derivative instrument during the three and six months ended February 1, 2020 was $0.6 million and $0.9 million respectively, and was classified within Interest expense in the Condensed Consolidated Statements of Operations. Based on current valuations, we estimate $5.3 million will be reclassified from Accumulated other comprehensive loss into Interest expense during the next twelve months. There was no material ineffectiveness related to the interest rate swap agreement during the periods presented.

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

Fair Value Measurements of Financial Instruments

As of February 1, 2020 and August 3, 2019, the Company believes that the carrying values of cash and cash equivalents approximate its fair value based on Level 1 measurements. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the fair value and the carrying value as of February 1, 2020 and August 3, 2019. The fair value of the Term Loan was determined to be $852.7 million as of February 1, 2020 and $850.3 million as of August 3, 2019 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

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

14. Income Taxes

Tax Cuts and Jobs Act

During the second quarter of Fiscal 2019, adjustments were made to estimates recorded in Fiscal 2018 upon the adoption of the 2017 Tax Cuts and Jobs Act (the “2017 Act”). As previously reported, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which is also included in FASB ASU 2018-05 and provided guidance on accounting for the tax effects of the 2017 Act. SAB 118 allows for a measurement period that should not extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). The Company completed its accounting for the impact of the 2017 Act during the second quarter of Fiscal 2019 and increased its Fiscal 2018 estimate of the one-time federal and state transition tax by $2.3 million to $26.9 million and by $0.2 million to $0.9 million, respectively.

The 2017 Act subjects the Company to a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries for taxable years beginning after December 31, 2017.  Accordingly, the Company made an accounting policy election to treat GILTI taxes as a current period expense and made a reasonable estimate of the impact of GILTI which was included in its Fiscal 2019 effective tax rate. The Company considered the potential impact of GILTI on its U.S. federal net operating loss ("NOL") carryforward on the basis of the incremental economic benefit and determined a partial valuation allowance of $5.2 million was required to offset its NOL carryforward because it is not expected to provide incremental tax benefits. The allowance was recorded in the second quarter of Fiscal 2019.

Effective Tax Rate

The Company’s effective tax rate is reflective of the jurisdictions where the Company has operations. The effective tax rates for the second quarter and the first six months of Fiscal 2020 were (0.7)% and (2.4)%, respectively, which were lower than the statutory tax rate as a result of non-deductible impairments of goodwill and changes in the valuation allowance on U.S. federal and state deferred tax assets.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Equity

Common Stock Split

On December 19, 2019, the Company announced that the Board of Directors has approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. In addition, there was a corresponding reduction in the number of Company’s authorized shares of common stock following the approval of the reverse stock split by the Company’s stockholders at the Company’s annual meeting of stockholders held on December 10, 2019. The reverse stock split became effective at the close of business on December 18, 2019. The reverse stock split reduced the number of shares of common stock issued and outstanding from approximately 199,444,436 to approximately 9,972,221. The authorized number of shares of common stock has been reduced by a corresponding ratio to 18 million.

Common Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). There were no repurchases of common stock by the Company during the three and six months ended February 1, 2020 and the remaining availability was approximately $181.4 million at February 1, 2020.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
	(thousands)		(thousands)
Basic	9,975	9,874	9,957	9,856
Dilutive effect of stock options and restricted stock units (a)	—	—	—	—
Diluted shares	9,975	9,874	9,957	9,856
(a) There was no dilutive effect of stock options and restricted stock units for the three and six months ended February 1, 2020 and February 2, 2019 as the impact of these items was anti-dilutive using the treasury stock method as a result of the net loss incurred during the periods.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. Anti-dilutive options and/or restricted stock units excluded from the diluted shares calculation were 1.1 million shares for both the three and six months ended February 1, 2020 and 1.3 million shares for both the three and six months ended February 2, 2019.

16. Stock-based Compensation

Omnibus Incentive Plan

In November 2018, the Board of Directors approved the amendment of the Company’s 2016 Omnibus Incentive Plan, as amended and restated on December 10, 2015 (the “Omnibus Incentive Plan”). The amendment to the 2016 Omnibus Incentive Plan was approved by the Company’s shareholders and became effective on December 14, 2018 to increase the aggregate number of shares

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that may be issued under the plan by an additional 0.7 million shares to 4.2 million. The 2016 Omnibus Incentive Plan provides for the granting of service-based and performance-based stock awards as well as performance-based cash incentive awards. The 2016 Omnibus Incentive Plan expires in November 2025.

As of February 1, 2020, there were approximately 1.1 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements on a consolidated basis is as follows:

	Three Months Ended		Six Months Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
	(millions)		(millions)
Compensation expense	$0.8	$3.6	$2.4	$8.3
Income tax benefit	$—	$0.7	$—	$1.7

Service-based Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Six Months Ended
	February 1, 2020	February 2, 2019
Expected term (years)	5.2	5.2
Expected volatility	61.6%	47.5%
Risk-free interest rate	1.6%	2.9%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$2.75	$35.65

A summary of the stock option activity under the service-based plans during the six months ended February 1, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – August 3, 2019	850.4	$156.00	4.1	$—
Granted	274.6	5.13
Exercised	—	—
Canceled/Forfeited	(378.3)	185.56
Options outstanding – February 1, 2020	746.7	$85.54	4.9	$—

Options vested and expected to vest at February 1, 2020 (b)	707.4	$89.98	4.9	$—
Options exercisable at February 1, 2020	402.3	$139.70	3.8	$—
_______

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of February 1, 2020, there was $2.3 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 0.9 years. There were no options exercised during the three and six months ended February 1, 2020 and the total intrinsic value of options exercised during the three and six months ended February 2, 2019 was de minimus. The total grant date fair value of options that vested during the six months ended February 1, 2020 and February 2, 2019 was approximately $5.0 million and $9.3 million, respectively.

Market-based Stock Options

Market-based non-qualified stock options (“NQSO Awards”) entitle the holder to receive options to purchase shares of common stock of the Company during the vesting period. However, such awards are subject to the grantee’s continuing employment and the Company’s achievement of certain market-based goals over the pre-defined performance period.

The NQSOs Awards’ fair value is determined using a Monte-Carlo simulation model on the grant date. A Monte-Carlo simulation model estimates the fair value of the market-based awards granted in the three months ended February 1, 2019 based on an expected term of 7.0 years, a risk-free interest rate of 1.5%, an expected dividend yield of zero and an expected volatility measure of 62.9% for the Company. Compensation expense for NQSOs Awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

As of February 1, 2020, there were a total of 0.2 million NQSO Awards outstanding with an average exercise price of $23.15 per share. The total unrecognized compensation at February 1, 2020 was $0.7 million to be recognized over 2.3 years. There were no vestings of the NQSOs Awards as of February 1, 2020.

Service-based Restricted Equity Awards

A summary of restricted equity awards activity during the six months ended February 1, 2020 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at August 3, 2019	67.4	$91.42
Granted	—	—
Vested	(28.0)	113.32
Canceled/Forfeited	(7.5)	89.03
Nonvested at February 1, 2020	31.9	$72.78

As of February 1, 2020, there was $0.5 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.5 years.

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

The Company issued no grants of market-based Restricted Equity Awards during the second quarter of Fiscal 2020. As of February 1, 2020, there were a total of 0.1 million Restricted Equity Awards outstanding which had a weighted average grant date fair value of $9.35 per share. The total unrecognized compensation at February 1, 2020 was $1.0 million to be recognized over 2.3 years. There were no vestings of the market-based Restricted Equity Awards as of February 1, 2020.

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

The Company recognized $(0.8) million in compensation expense for the six months ended February 1, 2020 and $0.3 million for the six months ended February 2, 2019, which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements. Amounts included in discontinued operations were not material in either period.

As of February 1, 2020, there was $9.0 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years. As of February 1, 2020, the liability for LTIP Awards was $9.9 million of which $4.7 million was classified within Accrued expenses and other current liabilities and $5.2 million was classified within Other non-current liabilities in the condensed consolidated balance sheets. No amounts were paid during the six months ended February 1, 2020 and February 2, 2019.

18. Commitments and Contingencies

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

On August 6, 2019, two potential lead plaintiffs (Joel Patterson and Michaella Corporation) filed motions for appointment as lead plaintiff in the Newman and Michaella actions, and to consolidate both actions. On August 23, 2019, the Court consolidated the two actions as In re Ascena Retail Group, Inc. Sec. Litig. and appointed Patterson and Michaella Corporation as joint lead-plaintiffs (“Lead Plaintiffs”). The Lead Plaintiffs’ filed an amended complaint on November 21, 2019, which shortened the class period. Defendants filed a motion to dismiss the amended complaint on February 7, 2020.

Defendants believe they have strong defenses to these claims. The range of loss, if any, is not reasonably estimable at this time.

Other Litigation

The Company is involved in routine litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material adverse effect on the Company’s condensed consolidated financial statements.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Contingencies

On July 29, 2019, the Company received a letter from the Listing Qualifications staff of Nasdaq (the “Notification Letter”), indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement of the Nasdaq Global Select Market to maintain a minimum bid price of $1 per share. Following the approval of the reverse stock split by the Company’s stockholders at the Company’s annual meeting of stockholders, on December 19, 2019, the Company announced that the Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20, in order to regain compliance. On January 6, 2020, the Company received written notice from the Listing Qualifications department staff of The Nasdaq Market LLC stating that because the Company’s shares of common stock had a closing bid price at or above $1 per share for a minimum of ten consecutive business days, the Company’s stock had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market as set forth in Nasdaq Listing Rule 5450(a)(1), and the matter is now closed. Refer to Note 15 for additional information on the reverse stock split.

19. Segment Information

The Company’s segment reporting structure reflects an approach designed to optimize the operational coordination and resource allocation of its businesses across multiple functional areas including specialty retail, direct channel and licensing. The Company classifies its businesses into three reportable operating segments: Premium Fashion, Plus Fashion and Kids Fashion. Each segment is reviewed by the Company’s Chief Executive Officer, who functions as the chief operating decision maker (the “CODM”), and is responsible for reviewing the operating activities, financial results, forecasts and business plans of the segment. Accordingly, the Company’s CODM evaluates performance and allocates resources at the segment level. During the third quarter of Fiscal 2019, the Company made revisions to its reportable segments upon the divesting of its maurices business. As a result, the Company removed the maurices business from the Value Fashion segment and reallocated all corporate overhead to the remaining operating segments. In addition, during the second quarter of Fiscal 2020, the company completed the Dressbarn wind down, which concludes the reporting of the Value Fashion segment. The Company reallocated all corporate overhead to the remaining operating segments. The financial information presented below reflects such changes for all periods presented, including the prior year financial information.

The three reportable operating segments are as follows:

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating loss and depreciation and amortization expense for each reportable operating segment are as follows:

	Three Months Ended		Six Months Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
	(millions)		(millions)
Net sales:
Premium Fashion	$624.1	$638.9	$1,209.1	$1,234.9
Plus Fashion	318.6	305.8	598.4	591.2
Kids Fashion	274.2	326.7	529.0	592.7
Total net sales	$1,216.9	$1,271.4	$2,336.5	$2,418.8

Operating income (loss) (a):
Premium Fashion	$8.9	$(5.1)	$39.0	$32.0
Plus Fashion	(9.7)	(34.0)	(15.6)	(60.3)
Kids Fashion	(29.7)	(11.3)	(35.6)	(12.9)
Unallocated restructuring and other related charges (b)	0.5	(13.5)	(3.3)	(21.4)
Impairment of goodwill	(63.4)	—	(63.4)	—
Impairment of other intangible and other intangible assets	(46.9)	—	(46.9)	—
Total operating loss	$(140.3)	$(63.9)	$(125.8)	$(62.6)

Depreciation and amortization expense:
Premium Fashion	$30.5	$34.5	$62.2	$68.6
Plus Fashion	16.7	18.9	34.1	37.4
Kids Fashion	17.2	18.0	35.3	36.0
Total depreciation and amortization expense	$64.4	$71.4	$131.6	$142.0
(a) For the three and six months ended February 1, 2020 and February 2, 2019, respectively, the maurices and Dressbarn businesses were classified as discontinued operations within the condensed consolidated financial statements. As a result, shared expenses of $18.3 million for the six months ended February 1, 2020, as well as $45.6 million and $89.4 million for the three and six months ended February 2, 2019, which were previously allocated to maurices and Dressbarn have been reallocated to the remaining operating units.
(b) Restructuring and other related charges are as follows:

	Three Months Ended		Six Months Ended
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
	(millions)		(millions)
Cash related charges (i):
Severance and benefit costs:
Premium Fashion	$—	$0.2	$(0.4)	$0.2
Plus Fashion	(0.2)	0.1	(0.5)	0.1
Kids Fashion	—	0.1	(0.1)	—
Corporate	(0.7)	(0.1)	3.9	(0.5)
Total severance and benefit costs	(0.9)	0.3	2.9	(0.2)
Professional fees and other related charges:
Plus Fashion	—	—	—	(0.1)
Corporate	0.4	13.2	0.4	21.7
Total professional fees and other related charges	0.4	13.2	0.4	21.6
Total restructuring and other related charges	$(0.5)	$13.5	$3.3	$21.4
(i) The charges incurred under the Company’s cost reduction initiatives are more fully described in Note 8.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Additional Financial Information

	Six Months Ended
Cash Interest and Taxes:	February 1, 2020	February 2, 2019
	(millions)
Cash paid for interest	$47.0	$48.5
Cash paid for income taxes (a)	$7.8	$3.1
(a) Includes a net payment of $0.1 million and $0.1 million for the six months ended February 1, 2020 and February 2, 2019, respectively, related to the Dressbarn and maurices businesses, which are classified in discontinued operations.

Non-cash Transactions

Non-cash investing activities of continuing operations include accrued purchases of fixed assets in the amount of $12.5 million as of February 1, 2020 and $17.5 million as of February 2, 2019.

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

OVERVIEW

Our Business

ascena retail group, inc., a Delaware corporation (“ascena” or the “Company”), is a national specialty retailer of apparel for women and tween girls, with annual revenue from continuing operations of approximately $4.7 billion for Fiscal 2019. We and our subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

Goodwill and Other Indefinite-lived Intangible Asset Impairment Charges
While overall performance during the second quarter of Fiscal 2020 was in line with management’s expectations, lower than expected sales at our Justice brand, and lower than expected margins at our Ann Taylor brand, resulted in a conclusion that these factors represented impairment indicators which required the Company to test our goodwill and indefinite-lived intangible assets for impairment during the second quarter of Fiscal 2020. As a result of the assessment, we recognized goodwill impairment charges of $54.9 million and $8.5 million at the Ann Taylor and Justice reporting units, respectively, to write down the carrying values of the reporting units to their fair values. In addition, we recorded non-cash impairment charges to write down the carrying values of our other intangible assets of $46.9 million which substantially consisted of write-downs of our trade name intangible assets to their fair values at Ann Taylor and Justice by $10.0 million and $35.0 million, respectively. These impairment charges are more fully described in Note 6 to the condensed consolidated financial statements.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Discontinued Operations

Dressbarn Wind Down

The Company completed the wind down of its Dressbarn brand during the second quarter of Fiscal 2020. All Dressbarn store locations were closed as of December 31, 2019. As a result, the Company’s Dressbarn business has been classified as a component of discontinued operations within the condensed consolidated financial statements for the three and six months ended February 1, 2020 and February 2, 2019 ceasing the reporting of the Value Fashion segment. The operating results of Dressbarn are excluded from the discussion below. In connection with the Dressbarn wind down, we have incurred cumulative costs of approximately $62 million, of which approximately $9 million was incurred during the six months ending February 1, 2020 and included within discontinued operations.

Sale of maurices

As discussed in Note 2 to the condensed consolidated financial statements, in May 2019, the Company completed its sale of maurices and has classified maurices as a component of discontinued operations within the condensed consolidated financial statements for the three and six months ended February 2, 2019 and is also excluded from the discussion below.

Sourcing Reorganization

As a result of the reorganization, the Company incurred approximately $4.8 million of costs, primarily severance-related, in the first quarter of Fiscal 2020. Costs incurred in the second quarter of Fiscal 2020 were approximately $(0.3) million and primarily reflect a true up of previously accrued severance-related costs to reflect amounts actually paid. Future costs related to this reorganization are not expected to be material.

Coronavirus Outbreak

The Company has been monitoring the ongoing coronavirus outbreak that originated in China. Certain facilities which manufacture products for the Company have experienced closures or other interruptions of operations as a result of the coronavirus. In addition, the Company’s office in Bangalore, India, which provides IT support, temporarily closed which caused our employees to work remotely for a few days as a result of the spread of this virus and measures that are being taken to control it. We continue to assess the impact of these production delays and are working to mitigate the impact of such delays, which may include the increased use of air freight, if available. The extent and durations of any production delays and future office closure due to the coronavirus remains uncertain. Any adverse effect, resulting from the coronavirus, on our business, operational results, financial position and cash flows is not reasonably estimable at this time.

Seasonality of Business

Our individual segments are typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, sales at our Kids Fashion segment tend to be significantly higher during the fall season, which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season. Our Plus Fashion segment tends to experience higher sales during the Spring season, which includes the Easter and Mother’s Day holidays. Our Premium Fashion segment has relatively balanced sales across the Fall and Spring seasons. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Summary of Financial Performance

Second Quarter Summary and Key Developments
Highlights of our continuing operations for the second quarter are as follows:

•	Comparable sales decreased by 2%, reflecting a decrease at our Kids Fashion segment, partly offset by an increase at our Plus Fashion segment;

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•	Gross margin as a percent of sales increased by 30 basis points to 52.2%;

•
Operating loss was $140.3 million compared to $63.9 million in the year-ago period, resulting primarily from the goodwill and intangible asset impairments discussed above, partially offset by the decline in operating expenses, mainly relating to lower occupancy and store related expenses, and lower employee-related costs resulting from a reduced headcount; and

•	Net loss from continuing operations per diluted share was $13.22, compared to a loss of $8.20 in the year-ago period.
Liquidity highlights for the six-month period ended February 1, 2020 are as follows:

•	Cash provided by operations was $136.0 million in Fiscal 2020 compared to $44.4 million in the year-ago period;

•	Capital expenditures were $46.0 million compared to $68.9 million in the year-ago period; and

•	Repurchased $79.5 million of outstanding term loan debt during the second quarter for $49.4 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS
Three Months Ended February 1, 2020 compared to Three Months Ended February 2, 2019
The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
	(millions, except per share data)
Net sales	$1,216.9	$1,271.4	$(54.5)	(4.3)%

Cost of goods sold	(581.7)	(611.6)	29.9	4.9%
Cost of goods sold as % of net sales	47.8%	48.1%
Gross margin	635.2	659.8	(24.6)	(3.7)%
Gross margin as % of net sales	52.2%	51.9%
Other operating expenses:
Buying, distribution and occupancy expenses	(219.8)	(245.0)	25.2	10.3%
BD&O expenses as % of net sales	18.1%	19.3%
Selling, general and administrative expenses	(381.5)	(393.8)	12.3	3.1%
SG&A expenses as % of net sales	31.4%	31.0%
Restructuring and other related charges	0.5	(13.5)	14.0	NM
Impairment of goodwill	(63.4)	—	(63.4)	NM
Impairment of other intangible assets	(46.9)	—	(46.9)	NM
Depreciation and amortization expense	(64.4)	(71.4)	7.0	9.8%
Total other operating expenses	(775.5)	(723.7)	(51.8)	(7.2)%
Operating loss	(140.3)	(63.9)	(76.4)	NM
Operating loss as % of net sales	(11.5)%	(5.0)%
Interest expense	(25.3)	(26.9)	1.6	5.9%
Interest income and other income, net	1.8	1.2	0.6	50.0%
Gain on extinguishment of debt	28.5	—	28.5	NM
Loss from continuing operations before (provision) benefit for income taxes and income from equity method investment	(135.3)	(89.6)	(45.7)	(51.0)%
(Provision) benefit for income taxes from continuing operations	(0.9)	8.6	(9.5)	NM
Effective tax rate (a)	(0.7)%	9.6%
Income from equity method investment	4.3	—	4.3	NM
Loss from continuing operations	(131.9)	(81.0)	(50.9)	(62.8)%
Income from discontinued operations, net of taxes (b)	34.5	9.5	25.0	NM
Net loss	$(97.4)	$(71.5)	$(25.9)	(36.2)%

Net (loss) income per common share - basic:
Continuing operations	$(13.22)	$(8.20)	$(5.02)	(61.2)%
Discontinued operations	3.46	0.96	2.50	NM
Total net loss per basic common share	$(9.76)	$(7.24)	$(2.52)	(34.8)%

Net (loss) income per common share - diluted:
Continuing operations	$(13.22)	$(8.20)	$(5.02)	(61.2)%
Discontinued operations	3.46	0.96	2.50	NM
Total net loss per diluted common share	$(9.76)	$(7.24)	$(2.52)	(34.8)%
_______

(a)
Effective tax rate is calculated by dividing the (Provision) benefit for income taxes from continuing operations by the Loss from continuing operations before benefit for income taxes and income from equity method investment.

(b)	Income from discontinued operations is presented net of income tax expense of $2.6 million for the three months ended February 2, 2019.
(NM) Not meaningful.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Total net sales decreased by $54.5 million for the three months ended February 1, 2020. The change in Net sales primarily reflects a comparable sales decrease of $27.5, a decline in other revenue of $16.0 and a non-comparable sales decrease of $11.0 million. The changes in Net sales on a segment-by-segment basis are discussed in more detail below.

Net sales data for our three operating segments is presented below:

	Three Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$624.1	$638.9	$(14.8)	(2.3)%
Plus Fashion	318.6	305.8	12.8	4.2%
Kids Fashion	274.2	326.7	(52.5)	(16.1)%
Total net sales	$1,216.9	$1,271.4	$(54.5)	(4.3)%

Comparable sales (a)				(2)%
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

Premium Fashion net sales performance primarily reflected:

•	a 1% comparable sales decline of $5.4 million at LOFT and a 3% comparable sales increase of $5.0 million at Ann Taylor during the three months ended February 1, 2020;

•	a $2.0 million decline in non-comparable sales, primarily reflecting the impact of five Ann Taylor store closures in the last twelve months; and

•	a $12.4 million decline in other revenues.

Plus Fashion net sales performance primarily reflected:

•	a 10% comparable sales increase of $21.5 million at Lane Bryant and a 1% comparable sales decline of $0.6 million at Catherines during the three months ended February 1, 2020;

•	an $8.4 million decline in non-comparable sales, comprised of:

–	a $5.3 million decline from 48 Lane Bryant store closures in the last twelve months; and

–	a $3.1 million decline from 36 Catherines store closures in the last twelve months; and

•	a $0.3 million increase in other revenues.

Kids Fashion net sales performance primarily reflected:

•	a 15% comparable sales decline of $48.0 million at Justice during the three months ended February 1, 2020;

•	a $0.6 million decline in non-comparable sales primarily due to 13 Justice net store closures in the last twelve months; and

•	a $3.9 million decline in other revenues.

Gross Margin. Gross margin in terms of dollars decreased primarily as a result of the decline in comparable sales, which represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales. Gross margin rate is dependent upon a variety of factors, including brand sales mix, product mix, channel mix, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate increased by 30 basis points from the year-ago period to 52.2% for the three months ended February 1, 2020, resulting from higher margins at our Premium Fashion and Plus Fashion segments, partially offset by decreased margins at our Kids Fashion segment. Gross margin rate highlights on a segment basis are as follows:

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•	Premium Fashion gross margin rate performance increased by approximately 40 basis points, caused by:

–	a 40 basis point increase at LOFT, primarily reflecting decreased promotional selling, partially offset by higher shipping costs related to increased direct channel penetration; and

–	a 50 basis point increase at Ann Taylor, primarily reflecting decreased promotional selling, partially offset by higher shipping costs related to increased direct channel penetration.

•	Plus Fashion gross margin rate performance increased by approximately 90 basis points, caused by:

–	a 120 basis point increase at Lane Bryant, primarily reflecting improved product acceptance, resulting in a higher mix of full price selling; and

–	flat gross margin at Catherines.

•	Kids Fashion gross margin rate performance declined by approximately 170 basis points, primarily due to increased markdowns needed to clear excess inventory resulting from lower store traffic.

Buying, Distribution and Occupancy (“BD&O”) Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $25.2 million, or 10.3%, to $219.8 million for the three months ended February 1, 2020. The reduction in expenses was driven by lower occupancy expenses and lower employee-related costs, both resulting primarily from our continued cost reduction efforts, as well as amounts received under the transition services agreement with maurices as further discussed in Note 10 to the condensed consolidated financial statements. BD&O expenses as a percentage of net sales decreased by 120 basis points to 18.1% for the three months ended February 1, 2020.

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

SG&A expenses decreased by $12.3 million, or 3.1%, to $381.5 million for the three months ended February 1, 2020. The decrease in SG&A expenses was primarily due to our cost reduction initiatives, mainly reflecting lower store-related expenses, lower headcount as well as non-merchandise procurement savings. SG&A expenses were also lower due to amounts received under the transition services agreement with maurices as further discussed in Note 10 to the condensed consolidated financial statements. SG&A expenses as a percentage of net sales increased by 40 basis points to 31.4% for the three months ended February 1, 2020 as the impact of the cost reductions was more than offset by the reduction in sales.

Depreciation and Amortization Expense decreased by $7.0 million, or 9.8%, to $64.4 million for the three months ended February 1, 2020. The decrease was across all of our segments and was driven by a lower level of store-related fixed assets, offset in part by incremental depreciation from capital investments placed into service during Fiscal 2019.

Operating Loss. Operating loss was $140.3 million for the three months ended February 1, 2020 compared to $63.9 million in the year-ago period and is discussed on a segment basis below.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating results for our three operating segments are presented below:

	Three Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
	(millions)
Operating income (loss):
Premium Fashion	$8.9	$(5.1)	$14.0	NM
Plus Fashion	(9.7)	(34.0)	24.3	71.5%
Kids Fashion	(29.7)	(11.3)	(18.4)	NM
Unallocated restructuring and other related charges	0.5	(13.5)	14.0	NM
Unallocated impairment of goodwill	(63.4)	—	(63.4)	NM
Unallocated impairment of other intangible assets	(46.9)	—	(46.9)	NM
Total operating loss	$(140.3)	$(63.9)	$(76.4)	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results improved by $14.0 million primarily driven by an increase in gross margin rate and a decrease in operating expenses. Operating expense reductions were primarily driven by lower employee-related costs, which resulted from our expense reduction efforts, and lower depreciation expense.
Plus Fashion operating results improved by $24.3 million primarily due to an increase in comparable sales and gross margin rate and a decrease in operating expenses. Operating expense reductions were primarily driven by lower occupancy and store expenses, which resulted from a lower store count and lower employee-related costs, which resulted from our expense reduction efforts.

Kids Fashion operating results decreased by $18.4 million primarily due to a decline in comparable sales and a lower gross margin rate, partially offset by a decrease in operating expenses. Operating expense reductions were primarily driven by lower occupancy and store expenses, which resulted from a lower store count, and lower employee-related costs, which resulted from our expense reduction efforts.

Unallocated Restructuring and Other Related Charges of $(0.5) million for the three months ended February 1, 2020 primarily reflects the true up of previously accrued severance-related costs to the amounts actually paid. The $13.5 million in the year-ago period reflected costs associated with the Change for Growth program and included $13.2 million of professional fees incurred in connection with the identification and implementation of the transformation initiatives and $0.3 million related to severance and other related charges reflecting additional severance accruals associated with previously announced initiatives as well as the true up of estimates to amounts actually paid.

Unallocated Impairment of Goodwill reflects the write down of the carrying values of the reporting units to their fair values as follows: $54.9 million of our Ann Taylor reporting unit and $8.5 million of our Justice reporting unit. There was no impairment of goodwill recorded in the year-ago period.

Unallocated Impairment of Other Intangible assets reflects the write down of the Company's other intangible assets to their fair values and primarily consisted of $10.0 million of our Ann Taylor trade name, $35.0 million of our Justice trade name, $1.0 million of our Catherines trade name, and $0.9 million of our Justice franchise rights. There were no impairments of any other intangible assets in the year-ago period.

Interest Expense decreased by $1.6 million, or 5.9%, to $25.3 million for the three months ended February 1, 2020 caused by a lower average outstanding term loan balance as a result of the debt repurchases and a lower interest rate on our variable-rate term loan during the three months ended February 1, 2020.

Gain on Extinguishment of Debt. The Company repurchased $79.5 million of outstanding principal balance of the term loan at an aggregate cost of $49.4 million through open market transactions, resulting in a $28.5 million pre-tax gain, net of the proportional write-off of unamortized original discount and debt issuance costs of $1.6 million. There was no gain on extinguishment of debt in the prior year period.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(Provision) benefit for Income Taxes from Continuing Operations represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the three months ended February 1, 2020, we recorded a tax provision of $0.9 million on a pre-tax loss of $135.3 million, for an effective tax rate of (0.7)%, which was lower than the statutory tax rate as a result of non-deductible impairments of goodwill and changes in the valuation allowance on U.S. federal and state deferred tax assets. In the year-ago period, we recorded a tax benefit of $8.6 million on a pre-tax loss of $89.6 million for an effective tax rate of 9.6%, which was lower than the statutory tax rate primarily due to global intangible low-taxed income (“GILTI”) as discussed in Note 14 to the unaudited condensed consolidated financial statements, state and local taxes and non-deductible executive compensation.

Loss from Continuing Operations increased by $50.9 million to $131.9 million for the three months ended February 1, 2020. The increase was primarily due to the impairment of goodwill and other intangible assets, partially offset by the gain on extinguishment of debt and the lower operating results, which are all discussed above.

Net Loss from Continuing Operations per Diluted Common Share was $13.22 per share for the three months ended February 1, 2020, compared to $8.20 per share in the year-ago period, primarily as a result of an increase in the loss from continuing operations, as discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Six Months Ended February 1, 2020 compared to Six Months Ended February 2, 2019
The following table summarizes operating results for certain financial statement line items:

	Six Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
	(millions, except per share data)
Net sales	$2,336.5	$2,418.8	$(82.3)	(3.4)%

Cost of goods sold	(1,037.2)	(1,067.0)	29.8	2.8%
Cost of goods sold as % of net sales	44.4%	44.1%
Gross margin	1,299.3	1,351.8	(52.5)	(3.9)%
Gross margin as % of net sales	55.6%	55.9%
Other operating expenses:
Buying, distribution and occupancy expenses	(444.4)	(480.2)	35.8	7.5%
BD&O expenses as % of net sales	19.0%	19.9%
Selling, general and administrative expenses	(735.5)	(770.8)	35.3	4.6%
SG&A expenses as % of net sales	31.5%	31.9%
Restructuring and other related charges	(3.3)	(21.4)	18.1	84.6%
Impairment of goodwill	(63.4)	—	(63.4)	NM
Impairment of other intangible assets	(46.9)	—	(46.9)	NM
Depreciation and amortization expense	(131.6)	(142.0)	10.4	7.3%
Total other operating expenses	(1,425.1)	(1,414.4)	(10.7)	(0.8)%
Operating loss	(125.8)	(62.6)	(63.2)	NM
Operating loss as % of net sales	(5.4)%	(2.6)%
Interest expense	(51.7)	(52.9)	1.2	2.3%
Interest income and other income, net	3.3	1.8	1.5	83.3%
Gain on extinguishment of debt	28.5	—	28.5	NM
Loss from continuing operations before (provision) benefit for income taxes and income from equity method investment	(145.7)	(113.7)	(32.0)	(28.1)%
(Provision) benefit for income taxes from continuing operations	(3.5)	9.4	(12.9)	NM
Effective tax rate (a)	(2.4)%	8.3%
Income from equity method investment	23.3	—	23.3	NM
Loss from continuing operations	(125.9)	(104.3)	(21.6)	(20.7)%
Income from discontinued operations, net of taxes (b)	60.2	38.7	21.5	55.6%
Net loss	$(65.7)	$(65.6)	$(0.1)	(0.2)%

Net (loss) income per common share - basic:
Continuing operations	$(12.64)	$(10.58)	$(2.06)	(19.5)%
Discontinued operations	6.04	3.92	2.12	54.1%
Total net loss per basic common share	$(6.60)	$(6.66)	$0.06	0.9%

Net (loss) income per common share - diluted:
Continuing operations	$(12.64)	$(10.58)	$(2.06)	(19.5)%
Discontinued operations	6.04	3.92	2.12	54.1%
Total net loss per diluted common share	$(6.60)	$(6.66)	$0.06	0.9%
_______

(a)
Effective tax rate is calculated by dividing the (Provision) benefit for income taxes from continuing operations by the Loss from continuing operations before (provision) benefit for income taxes and income from equity method investment.

(b)	Income from discontinued operations is presented net of income tax expense of $11.2 million for the six months ended February 2, 2019.
(NM) Not meaningful.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Total net sales decreased by $82.3 million for the six months ended February 1, 2020. The change in Net sales primarily reflects a comparable sales decrease of $50.1 and a non-comparable sales decrease of $23.3 million. The changes in Net sales on a segment-by-segment basis are discussed in more detail below.

Net sales data for our three operating segments is presented below:

	Six Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$1,209.1	$1,234.9	$(25.8)	(2.1)%
Plus Fashion	598.4	591.2	7.2	1.2%
Kids Fashion	529.0	592.7	(63.7)	(10.7)%
Total net sales	$2,336.5	$2,418.8	$(82.3)	(3.4)%

Comparable sales (a)				(2)%
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

Premium Fashion net sales performance primarily reflected:

•	a 2% comparable sales decline of $12.5 million at LOFT and a 1% comparable sales increase of $3.1 million at Ann Taylor during the six months ended February 1, 2020;

•	a $4.6 million decline in non-comparable sales, primarily reflecting the impact of five Ann Taylor store closures in the last twelve months; and

•	an $11.8 million decline in other revenues.

Plus Fashion net sales performance primarily reflected:

•	a 6% comparable sales increase of $26.5 million at Lane Bryant and a 3% comparable sales decline of $3.4 million at Catherines during the six months ended February 1, 2020;

•	a $15.4 million decline in non-comparable sales, comprised of:

–	a $9.4 million decline from 48 Lane Bryant store closures in the last twelve months; and

–	a $6.0 million decline from 36 Catherines store closures in the last twelve months; and

•	a $0.5 million decline in other revenues.

Kids Fashion net sales performance primarily reflected:

•	an 11% comparable sales decline of $63.8 million at Justice during the six months ended February 1, 2020;

•	a $3.3 million decline in non-comparable sales primarily due to 13 Justice net store closures in the last twelve months; and

•	a $3.4 million increase in other revenues.

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

Gross margin rate decreased by 30 basis points from the year-ago period to 55.6% for the six months ended February 1, 2020, resulting from lower margins at our Kids Fashion and Premium Fashion segments, partially offset by increased margins at our Plus Fashion segment. Gross margin rate highlights on a segment basis are as follows:

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•	Premium Fashion gross margin rate performance declined by approximately 40 basis points, caused by:

–	a 50 basis point decrease at LOFT, primarily reflecting higher shipping costs related to increased direct channel penetration, partially offset by decreased promotional selling; and

–	a 40 basis point decrease at Ann Taylor, primarily reflecting higher shipping costs related to increased direct channel penetration, partially offset by decreased promotional selling.

•	Plus Fashion gross margin rate performance increased by approximately 120 basis points, caused by:

–	a 130 basis point increase at Lane Bryant, primarily reflecting improved product acceptance, resulting in a higher mix of full price selling; and

–
a 110 basis point increase at Catherines, primarily reflecting lower markdowns and promotional selling versus the year-ago period, which reflected greater markdown requirements to clear underperforming inventory receipts.

•
Kids Fashion gross margin rate performance declined by approximately 200 basis points, primarily due to increased markdowns to move through excess inventory resulting from lower store traffic. Gross margin rate declines also reflect a higher mix of lower margin wholesale revenue.

Buying, Distribution and Occupancy (“BD&O”) Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $35.8 million, or 7.5%, to $444.4 million for the six months ended February 1, 2020. The reduction in expenses was driven by lower occupancy expenses and lower employee-related costs, both resulting primarily from our continued cost reduction efforts, and amounts received under the transition services agreement with maurices as further discussed in Note 10 to the condensed consolidated financial statements. BD&O expenses as a percentage of net sales decreased by 90 basis points to 19.0% for the six months ended February 1, 2020.

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

SG&A expenses decreased by $35.3 million, or 4.6%, to $735.5 million for the six months ended February 1, 2020. The decrease in SG&A expenses was primarily due to our cost reduction initiatives, mainly reflecting lower store-related expenses, lower headcount as well as non-merchandise procurement savings. SG&A expenses were also lower due to amounts received under the transition services agreement with maurices as further discussed in Note 10 to the condensed consolidated financial statements. SG&A expenses as a percentage of net sales decreased by 40 basis points to 31.5% for the six months ended February 1, 2020.

Depreciation and Amortization Expense decreased by $10.4 million, or 7.3%, to $131.6 million for the six months ended February 1, 2020. The decrease is across all of our segments and was driven by a lower level of store-related fixed assets, offset in part by incremental depreciation from capital investments placed into service during Fiscal 2019.

Operating Loss. Operating loss was $125.8 million for the six months ended February 1, 2020 compared to $62.6 million in the year-ago period and is discussed on a segment basis below.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating results for our three operating segments are presented below:

	Six Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
	(millions)
Operating income (loss):
Premium Fashion	$39.0	$32.0	$7.0	21.9%
Plus Fashion	(15.6)	(60.3)	44.7	74.1%
Kids Fashion	(35.6)	(12.9)	(22.7)	NM
Unallocated restructuring and other related charges	(3.3)	(21.4)	18.1	84.6%
Unallocated impairment of goodwill	(63.4)	—	(63.4)	NM
Unallocated impairment of other intangible assets	(46.9)	—	(46.9)	NM
Total operating loss	$(125.8)	$(62.6)	$(63.2)	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results improved by $7.0 million primarily driven by lower operating expenses, partially offset by a decline in gross margin rate. Operating expense reductions were primarily driven by lower employee-related costs, which resulted from our expense reduction efforts, and lower depreciation expense.
Plus Fashion operating results improved by $44.7 million primarily due to an increase in comparable sales and gross margin rate and a decrease in operating expenses. Operating expense reductions were primarily driven by lower occupancy and store expenses, which resulted from a lower store count and our expense reduction efforts, and lower employee-related costs.

Kids Fashion operating results decreased by $22.7 million primarily due to a decline in comparable sales and a lower gross margin rate, partially offset by a decrease in operating expenses. Operating expense reductions were primarily driven by lower occupancy and store expenses, which resulted from a lower store count and our expense reduction efforts, and lower employee-related costs.

Unallocated Restructuring and Other Related Charges of $3.3 million for the six months ended February 1, 2020 primarily reflects severance-related costs associated with the reorganization of the Company’s sourcing operations. The $21.4 million in the year-ago period reflected costs associated with the Change for Growth program and primarily included professional fees incurred in connection with the identification and implementation of the transformation initiatives.

Unallocated Impairment of Goodwill reflects the write down of the carrying values of the reporting units to their fair values as follows: $54.9 million of our Ann Taylor reporting unit and $8.5 million of our Justice reporting unit. There was no impairment of goodwill recorded in the year-ago period.

Unallocated Impairment of Other Intangible assets reflects the write down of the Company's other intangible assets to their fair values and primarily consisted of $10.0 million of our Ann Taylor trade name, $35.0 million of our Justice trade name, $1.0 million of our Catherines trade name, and $0.9 million of our Justice franchise rights. There were no impairments of any other intangible assets in the year-ago period.

Interest Expense decreased by $1.2 million, or 2.3%, to $51.7 million for the six months ended February 1, 2020 caused by a lower average outstanding term loan balance as a result of the debt repurchases and a lower interest rate on our variable-rate term loan during the six months ended February 1, 2020.

Gain on Extinguishment of Debt. The company repurchased $79.5 million of outstanding principal balance of the term loan at an aggregate cost of $49.4 million through open market transactions, resulting in a $28.5 million pre-tax gain, net of the proportional write-off of unamortized original discount and debt issuance costs of $1.6 million. There was no gain on extinguishment of debt in the prior year period.

(Provision) Benefit for Income Taxes from Continuing Operations represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the six months ended February 1, 2020, we recorded a tax provision of $3.5 million on a pre-tax loss of $145.7 million, for an effective tax rate of (2.4)%, which was lower than the

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

statutory tax rate as a result of non-deductible impairments of goodwill and changes in the valuation allowance on U.S. federal and state deferred tax assets. In the year-ago period, we recorded a tax benefit of $9.4 million on a pre-tax loss of $113.7 million for an effective tax rate of 8.3%, which was lower than the statutory tax rate primarily due to global intangible low-taxed income (“GILTI”) as discussed in Note 14 to the unaudited condensed consolidated financial statements, state and local taxes and non-deductible executive compensation.

Loss from Continuing Operations increased by $21.6 million to $125.9 million for the six months ended February 1, 2020. The increase was primarily due to the impairment of goodwill and other intangible assets, partially offset by the gain on extinguishment of debt and the lower operating results, which are all discussed above.

Net Loss from Continuing Operations per Diluted Common Share was $12.64 per share for the six months ended February 1, 2020, compared to $10.58 per share in the year-ago period, primarily as a result of an increase in the loss from continuing operations, as discussed above.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows from continuing operations and is presented as follows:

	Six Months Ended
	February 1, 2020	February 2, 2019
	(millions)
Cash flows provided by operating activities	$136.0	$44.4
Cash flows used in investing activities	(41.0)	(68.5)
Cash flows used in financing activities	(49.3)	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$45.7	$(24.3)

Net cash provided by operating activities. Net cash provided by operations was $136.0 million for the six months ended February 1, 2020, compared to $44.4 million in the year-ago period. Cash flow from operations increased primarily due to lower inventory purchases, reflecting the Company’s inventory control efforts, as well as higher earnings before non-cash expenses.

Net cash used in investing activities. Net cash used in investing activities for the six months ended February 1, 2020 was $41.0 million, consisting of capital expenditures of $46.0 million, offset in part by $5.0 million received from the sale of intellectual property rights associated with the Dressbarn ecommerce operations. Net cash used in investing activities in the year-ago period was $68.5 million, consisting primarily of capital expenditures of $68.9 million.

Net cash used in financing activities. Net cash used in financing activities for the six months ended February 1, 2020 reflects repurchases of our Term Loan debt. Net cash used in financing activities in the year-ago period was $0.2 million and was related to share-based compensation.

Capital Spending

Capital expenditures during the six months ended February 1, 2020 were $46.0 million which included spending for capital investments in connection with our digital initiatives, infrastructure, and our retail store network. For a detailed discussion of our significant capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2019 10-K.

With the completion of initiatives related to the Change for Growth program in Fiscal 2019, and our continued focus on optimizing our capital resource allocation, we have reduced our planned capital spending for Fiscal 2020 and continue to expect the total capital spending for Fiscal 2020 will be in the range of $80-$100 million. Our capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, remaining availability under our Amended Revolving Credit Agreement after taking into account outstanding borrowings, letters of credit (inclusive of the collateral limitation), proceeds from the sale of assets, and available cash and cash equivalents. As of February 1, 2020, we had $247.2 million of availability under the Amended Revolving Credit Agreement.

These sources of liquidity are used to fund our ongoing cash requirements, such as inventory purchases and other changes in working capital requirements, construction and renovation of stores, investment in technological and supply chain infrastructure, acquisitions, debt service, open market purchases of debt, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities.

In addition to the ongoing cash requirements, those sources of liquidity will also be used to fund remaining payments from the wind down of our Dressbarn operations, as discussed in more detail in Note 2 to the unaudited condensed consolidated financial statements. These payments are expected to primarily consist of remaining severance-related payments, store closure costs and third-party expenses resulting from the wind down, of which approximately $35 million are expected to be made in the second half of Fiscal 2020. Further, as the Company identifies additional cost reduction opportunities, costs associated with those actions may have a material impact on our cash flows from operations. Lastly, these sources of liquidity will also fund the payments to employees impacted by the job eliminations in the fourth quarter of Fiscal 2019 and the first quarter of Fiscal 2020. Management believes that cash flows from operations at anticipated levels, and our existing sources of liquidity described above, will be sufficient to support our operating needs, costs savings initiatives, capital requirements, and our debt service requirements for at least the next twelve months.

As of February 1, 2020, we had cash and cash equivalents of $373.7 million, approximately $60 million, or 16%, of which was held overseas by our foreign subsidiaries. We continue to evaluate various alternatives for our remaining foreign held cash balances and will repatriate any excess cash balances as necessary. During the second quarter of Fiscal 2020, the Company repurchased approximately $80 million aggregate principal amount of its Term Loan debt in open market transactions for a total purchase price of approximately $50 million. Subsequent to the second quarter of Fiscal 2020, the Company completed an additional repurchase of approximately $42 million of principal amount of debt for a total purchase price of approximately $29 million. This additional repurchase will be settled in March 2020.

Debt

For a detailed description of the terms and restrictions under our amended and restated revolving credit agreement dated February 27, 2018 (the “Amended Revolving Credit Agreement”) and the $1.8 billion seven-year term loan (the “Term Loan”), see Note 10 to the audited consolidated financial statements included in the Fiscal 2019 10-K.

Amended Revolving Credit Agreement

We believe that our Amended Revolving Credit Agreement is adequately diversified with no undue concentrations in any one financial institution. We were in compliance with all financial covenants contained in the Amended Revolving Credit Agreement as of February 1, 2020. We believe the remaining availability under our Amended Revolving Credit Agreement, as amended on September 20, 2019, after taking into account outstanding borrowings, letters of credit (inclusive of the collateral limitation), together with cash flows generated from our operations at anticipated levels, proceeds from the sale of assets and available cash and cash equivalents will provide sufficient liquidity to continue to support our operating needs, costs associated with our transformational initiatives and capital requirements for at least the next twelve months.

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

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Additionally, we expect to incur cash interest expense of approximately $42 million on the Term Loan during the remainder of Fiscal 2020 based on the outstanding balance and interest rates in effect as of February 1, 2020. Such interest and principal payments are expected to be funded with our cash flows from operations and cash and cash equivalents.

Common Stock Repurchase Program

There were no purchases of common stock by us during the six months ended February 1, 2020 under the repurchase program. For a complete description of our 2016 Stock Repurchase Program, see Note 17 to the audited consolidated financial statements included in the Fiscal 2019 10-K.

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
Goodwill and Other Indefinite-lived Intangible Asset Impairment Assessment
Fiscal 2020 Interim Impairment Assessment

The second quarter of Fiscal 2020 marked the continuation of the challenging market environment in which the Company competes. While the Company met its overall expectations for the second quarter, lower than expected comparable sales in the second quarter at the Justice brand, and lower than expected margins at our Ann Taylor brand, along with the expectation that such trends may continue into the second half of Fiscal 2020 led the Company to reduce its level of forecasted earnings for Fiscal 2020 and future periods. Since these brands had little or no excess of fair value over its book value at the beginning of Fiscal 2020, the Company concluded that these factors represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the second quarter of Fiscal 2020 (the "Interim Test").

As a result of a lower forecasted revenue assumptions over the projection period, the Company recognized a goodwill impairment charge of $63.4 million as follows: a goodwill impairment charge of $54.9 million at the Ann Taylor reporting unit and $8.5 million at the Justice reporting unit to write down the carrying values of the reporting units (based on the revised carrying value after deducting the trade name impairments discussed below) to their fair values. In addition, the Company recognized an impairment loss of $46.9 million to write down the carrying values of its other intangible assets as follows: $10.0 million of our Ann Taylor trade name, $35.0 million of our Justice trade name, $1.0 million of our Catherines trade name, and $0.9 million of our Justice franchise rights. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement).

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Significant assumptions underlying the discounted cash flows included: a weighted average cost of capital ("WACC") of 25.5% for Ann Taylor and Justice which was determined from relevant market comparisons and adjusted for specific risks; operating income margin of low single-digits and a terminal growth rate of 2%. Changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in WACC rate would increase/decrease the fair value by approximately $5 million at Ann Taylor and Justice. A hypothetical 1% change in the operating income percentages in all periods would increase/decrease the fair value by approximately $20 million at Ann Taylor and approximately $25 million at Justice. Finally, a hypothetical 1% change in the terminal growth rate would increase/decrease the fair value by approximately $2 million at Ann Taylor and Justice. Any changes in fair value resulting from changes in the assumptions discussed above would increase/decrease the impairment charges of the respective trade name. However, since the goodwill balances have been written down to zero, changes in the underlying assumptions discussed above would have had no impact on the Justice goodwill impairment and may have resulted in an increase/decrease in the goodwill impairment charge at Ann Taylor.

Additionally, if we continue to experience sustained periods of unexpected declines or shifts in consumer spending, it could adversely impact the long-term assumptions used in our Interim Test. Such trends may also have a negative impact on some of the other key assumptions used in the Interim Test, including anticipated gross margin and operating income margin as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. Such changes, if material, may require us to incur additional impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods, including our other reporting units that exceeded, or substantially exceeded, their respective carrying values.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of February 1, 2020.

During the first quarter of Fiscal 2020, the Company modified certain existing internal controls and processes and implemented new internal controls and processes in connection with our adoption of the new lease accounting standard. There have been no changes in the Company’s internal control over financial reporting during the quarter ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 18 to the accompanying condensed consolidated financial statements for a description of the Company’s legal proceedings.

Item 1A – RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, please review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2019 10-K. Except as noted below, there have been no material changes during the quarter ended February 1, 2020 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2019 10-K.

The recent coronavirus outbreak could have an adverse effect on our business.

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The Company’s seasonal productions were generally not affected based on the timing of shipments.  However, there have been disruptions at certain third-party manufacturing facilities in China and our office in Bangalore, India, which provides IT support, temporarily closed which caused our employees to currently work remotely for a few days as a result of the spread of this virus and measures that are being taken to control it.  While the Company has been reducing its reliance on its third-party manufacturing operations in China and expects limited impact of the coronavirus to the business at this time, the uncertainty around the duration of business disruptions and the extent of the spread of the virus in the United States and to other areas of the world could adversely impact the national or global economy and our business, including, among other things, a potential for closures of third-party manufacturing facilities, potential future closures of Company offices, or reduced store traffic, all of which the Company continues to closely monitor. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus, its spread to other regions and the actions to contain the virus or treat its impact, among others.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the fiscal quarter ended February 1, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
Month # 1 (November 3, 2019 – November 30, 2019)	—	$—	—	$ 181 million
Month # 2 (December 1, 2019 – January 4, 2020)	—	$—	—	$ 181 million
Month # 3 (January 5, 2020 – February 1, 2020)	—	$—	—	$ 181 million
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

Item 6 - EXHIBITS

Exhibit	Description

3.1	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 19, 2019.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gary Muto pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Dan Lamadrid pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

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

ASCENA RETAIL GROUP, INC.

Date: March 9, 2020	BY: /s/ Gary Muto
Gary Muto
Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2020	BY: /s/ Dan Lamadrid
Dan Lamadrid
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)