Form 10-Q
period 2020-05-02
Ascena Retail Group, Inc.
filed 2020-08-07
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39300

ASCENA RETAIL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware		30-0641353
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
933 MacArthur Boulevard
Mahwah,	New Jersey	07430
(Address of principal executive offices)		(Zip Code)

(551) 777-6700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered *
Common Stock, par value $0.01 per share	*	*

* On July 24, 2020, Ascena Retail Group, Inc. (the “Company”) was notified by the Listing Qualifications Department staff of the Nasdaq Stock Market (“Nasdaq”) that it had determined to commence proceedings to delist the Company’s common stock from Nasdaq.
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
The Registrant had 10,087,408 shares of common stock outstanding as of August 5, 2020.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 2, 2020	August 3, 2019
	(millions, except share data in thousands and per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$438.7	$323.8
Inventories	449.7	490.7
Prepaid expenses and other current assets	158.5	242.3
Current assets held for sale	25.8	—
Current assets related to discontinued operations	6.1	98.2
Total current assets	1,078.8	1,155.0
Property and equipment, net	517.2	835.5
Operating lease right-of-use assets	637.6	—
Goodwill	164.6	313.5
Other intangible assets, net	176.0	276.6
Equity method investment	53.1	42.1
Other assets	55.0	65.6
Non-current assets related to discontinued operations	—	11.5
Total assets	$2,682.3	$2,699.8

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$415.7	$316.1
Accrued expenses and other current liabilities	191.8	273.3
Deferred income	127.8	114.1
Current portion of lease liabilities	167.7	—
Current portion of long-term debt	1,498.3	—
Current liabilities related to discontinued operations	35.8	94.7
Total current liabilities	2,437.1	798.2
Long-term debt	—	1,338.6
Lease-related liabilities	—	204.6
Deferred income taxes	7.1	0.5
Long-term lease liabilities	669.3	—
Other non-current liabilities	134.1	171.4
Non-current liabilities related to discontinued operations	5.5	35.5
Total liabilities	3,253.1	2,548.8

Commitments and contingencies (Note 18)

Shareholders’ (Deficit) Equity:
Common stock, par value $0.01 per share; 10,046 and 9,925 shares issued and outstanding as of May 2, 2020 and August 3, 2019, respectively	0.1	0.1
Additional paid-in capital	1,105.8	1,102.5
Accumulated deficit	(1,656.6)	(935.9)
Accumulated other comprehensive loss	(20.1)	(15.7)
Total shareholders (deficit) equity	(570.8)	151.0
Total liabilities and shareholders’ (deficit) equity	$2,682.3	$2,699.8
See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
	(millions, except share data in thousands and per share data) (unaudited)
Net sales	$601.2	$1,088.4	$2,937.7	$3,507.2
Cost of goods sold	(415.4)	(461.1)	(1,452.6)	(1,528.1)
Gross margin	185.8	627.3	1,485.1	1,979.1

Other operating expenses:
Buying, distribution and occupancy expenses	(190.4)	(235.7)	(634.8)	(715.9)
Selling, general and administrative expenses	(412.4)	(407.7)	(1,147.9)	(1,178.5)
Restructuring and other related charges	1.2	(6.6)	(2.1)	(28.0)
Impairment of goodwill	(85.5)	(115.1)	(148.9)	(115.1)
Impairment of other intangible assets	(41.3)	(25.0)	(88.2)	(25.0)
Depreciation and amortization expense	(57.8)	(67.4)	(189.4)	(209.4)
Total other operating expenses	(786.2)	(857.5)	(2,211.3)	(2,271.9)
Operating loss	(600.4)	(230.2)	(726.2)	(292.8)
Interest expense	(24.9)	(27.2)	(76.6)	(80.1)
Interest income and other income, net	0.6	0.1	3.9	1.9
Gain on extinguishment of debt	—	—	28.5	—
Loss from continuing operations before (provision) benefit for income taxes and income from equity method investment	(624.7)	(257.3)	(770.4)	(371.0)
(Provision) benefit for income taxes from continuing operations	(5.7)	38.9	(9.2)	48.2
(Loss) income from equity method investment	(12.3)	—	11.0	—
Loss from continuing operations	(642.7)	(218.4)	(768.6)	(322.8)
(Loss) income from discontinued operations, net of taxes (a)	(0.8)	(19.5)	59.4	19.3
Net loss	$(643.5)	$(237.9)	$(709.2)	$(303.5)

Net (loss) income per common share - basic:
Continuing operations	$(64.25)	$(22.10)	$(77.08)	$(32.73)
Discontinued operations	(0.08)	(1.97)	5.96	1.96
Total net loss per basic common share	$(64.33)	$(24.07)	$(71.12)	$(30.77)

Net (loss) income per common share - diluted:
Continuing operations	$(64.25)	$(22.10)	$(77.08)	$(32.73)
Discontinued operations	(0.08)	(1.97)	5.96	1.96
Total net loss per diluted common share	$(64.33)	$(24.07)	$(71.12)	$(30.77)

Weighted average common shares outstanding:
Basic	10,003	9,882	9,972	9,864
Diluted	10,003	9,882	9,972	9,864
 _______

(a) Income from discontinued operations is presented net of income tax expense of $32.9 million and $44.1 million for the three and nine months ended May 4, 2019, respectively. No taxes related to discontinued operations were recorded during the three and nine months ended May 2, 2020.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
	(millions) (unaudited)
Net loss	$(643.5)	$(237.9)	$(709.2)	$(303.5)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2.9)	(0.7)	(2.3)	(1.1)
Reclassification of interest rate hedge deferred loss into earnings	1.7	—	2.6	—
Deferred loss related to interest rate hedge	(3.5)	—	(4.7)	—
Total other comprehensive loss, net of tax	(4.7)	(0.7)	(4.4)	(1.1)
Total comprehensive loss	$(648.2)	$(238.6)	$(713.6)	$(304.6)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	May 2, 2020	May 4, 2019
	(millions) (unaudited)
Cash flows from operating activities:
Net loss	$(709.2)	$(303.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	200.3	243.4
Deferred income tax provision (benefit)	14.9	(13.7)
Deferred rent and other costs recognized under prior lease accounting standard	—	(30.1)
Stock-based compensation expense	3.2	10.5
Impairment of goodwill	148.9	115.1
Impairment of other intangible assets	88.2	25.0
Impairment of tangible assets	170.1	37.4
Income from equity method investment	(11.0)	—
Non-cash interest expense	7.6	7.4
Gain on extinguishment of debt	(28.5)	—
Gain on sale of property and equipment	—	(0.3)
Gain on sale of other intangible assets	(5.0)	—
Other non-cash income, net	(12.9)	(4.0)
Changes in operating assets and liabilities:
Inventories	98.0	(118.2)
Accounts payable, accrued liabilities and income tax liabilities	(51.5)	(81.1)
Deferred income	15.8	33.0
Lease-related liabilities	—	8.3
Operating lease right-of-use assets and lease liabilities	(8.0)	—
Other balance sheet changes, net	60.9	42.1
Cash flows used in operating activities	(18.2)	(28.7)
Cash flows from investing activities:
Capital expenditures	(56.8)	(103.8)
Proceeds from the sale of assets	—	1.0
Proceeds from the sale of intangible assets	5.0	—
Cash flows used in investing activities	(51.8)	(102.8)
Cash flows from financing activities:
Redemptions of term loan debt	(49.4)	—
Proceeds from revolver borrowings	230.0	28.1
Repayments of revolver borrowings	—	(28.1)
Tax payments related to share-based awards	—	(0.6)
Proceeds from stock options exercised and employee stock purchases	0.1	0.6
Cash flows provided by financing activities	180.7	—
Net increase (decrease) in cash, cash equivalents and restricted cash	110.7	(131.5)
Cash, cash equivalents and restricted cash at beginning of period	329.2	240.1
Cash, cash equivalents and restricted cash at end of period	$439.9	$108.6

See accompanying notes.

ASCENA RETAIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficit) Equity
Fiscal 2020	Shares	Amount
	(millions, except share data in thousands)
	(unaudited)
Balance, August 3, 2019	9,925	$0.1	$1,102.5	$(935.9)	$(15.7)	$151.0
Net income	—	—	—	31.7	—	31.7
Total other comprehensive income	—	—	—	—	0.2	0.2
Shares issued and equity grants made pursuant to stock-based compensation plans	47	—	1.6	—	—	1.6
Cumulative effect of change in accounting upon adoption of ASC Topic 842	—	—	—	(11.5)	—	(11.5)
Balance, November 2, 2019	9,972	0.1	1,104.1	(915.7)	(15.5)	173.0
Net loss	—	—	—	(97.4)	—	(97.4)
Total other comprehensive income	—	—	—	—	0.1	0.1
Shares issued and equity grants made pursuant to stock-based compensation plans	14	—	0.9	—	—	0.9
Balance, February 1, 2020	9,986	0.1	1,105.0	(1,013.1)	(15.4)	76.6
Net loss	—	—	—	(643.5)	—	(643.5)
Total other comprehensive loss	—	—	—	—	(4.7)	(4.7)
Shares issued and equity grants made pursuant to stock-based compensation plans	60	—	0.8	—	—	0.8
Balance, May 2, 2020	10,046	$0.1	$1,105.8	$(1,656.6)	$(20.1)	$(570.8)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Fiscal 2019	Shares	Amount
	(millions, except share data in thousands)
	(unaudited)
Balance, August 4, 2018	9,817	$0.1	$1,090.1	$(278.8)	$(12.9)	$798.5
Net income	—	—	—	5.9	—	5.9
Total other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Shares issued and equity grants made pursuant to stock-based compensation plans	54	—	4.8	(0.5)	—	4.3
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	4.9	—	4.9
Balance, November 3, 2018	9,871	0.1	1,094.9	(268.5)	(13.3)	813.2
Net loss	—	—	—	(71.5)	—	(71.5)
Shares issued and equity grants made pursuant to stock-based compensation plans	7	—	3.8	(0.1)	—	3.7
Balance, February 2, 2019	9,878	0.1	1,098.7	(340.1)	(13.3)	745.4
Net loss	—	—	—	(237.9)	—	(237.9)
Total other comprehensive loss	—	—	—	—	(0.7)	(0.7)
Shares issued and equity grants made pursuant to stock-based compensation plans	12	—	2.5	—	—	2.5
Balance, May 4, 2019	9,890	$0.1	$1,101.2	$(578.0)	$(14.0)	$509.3

See accompanying notes.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Overview

Ascena Retail Group, Inc., a Delaware corporation, is a national specialty retailer of apparel for women and tween girls. The Company’s continuing operations consist of its direct channel operations and approximately 2,700 stores throughout the United States, Canada and Puerto Rico. The Company had annual revenues from continuing operations for the fiscal year ended August 3, 2019 of approximately $4.7 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

For a more detailed description of each brand’s products and markets in which they serve, see Part I, Item 1 “Business” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2019 (the “Fiscal 2019 10-K”). The Company’s brands had the following store counts as of May 2, 2020:

Justice	Lane Bryant	LOFT	Catherines	Ann Taylor	Total
813	680	662	286	292	2,733

Liquidity

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 11, the Company has significant indebtedness, primarily consisting of its Term Loan, borrowings under the Amended Revolving Credit Agreement (both of which are defined in Note 11), as well as obligations related to its retail store leases. As a result of the Company’s significant indebtedness, and the negative impacts sustained due to the worldwide COVID-19 pandemic, defined and discussed below, on July 23, 2020, the Company and certain of the Company’s direct and indirect subsidiaries commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). For more information, refer to Note 21. As discussed in Note 21, the filing of the Chapter 11 Cases constitutes an event of default under the Company’s Term Loan and Amended Revolving Credit Agreement, resulting in the automatic and immediate acceleration of the outstanding obligations thereunder. The Company projects that it will not have sufficient cash on hand or available liquidity to repay such debt. These conditions and events raise substantial doubt as to the Company’s ability to continue as a going concern.

While operating as a debtor-in-possession pursuant to the Bankruptcy Code, we may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, a Chapter 11 plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in our unaudited Condensed Consolidated Balance Sheet as of May 2, 2020. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases, which are subject to a high degree of uncertainty and are dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Company will confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

COVID-19

In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in restrictions and shutdowns implemented by national, state, and local authorities. In response to COVID-19, the Company took a number of steps, some of which included a temporary shutdown of our retail stores and numerous actions in an effort to enhance liquidity and financial flexibility. COVID-19 has had a number of significant impacts on our financial statements, which are discussed in more detail in the Notes to these condensed consolidated financial statements as follows:

•The shutdown of our retail stores resulted in a significant reduction in Net sales in the third quarter of Fiscal 2020. As a result of the Net sales reduction and lower cash flows, the Company was required to revisit long-term cash flow assumptions and recorded impairments of goodwill, tangible and intangible assets in the third quarter of Fiscal 2020. Such impairments are further described in Notes 6 and 7;
•Steps to enhance liquidity and financial flexibility included the draw-down of $230 million on our revolving credit facility, which is further discussed in Note 11;
•On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act is discussed in Note 14;
•Beginning in April 2020, we suspended rent payments under the leases for our temporarily closed retail stores. The impact of recent guidance issued by the Financial Accounting Standards Board's ("FASB") is discussed in Note 4; and
•The store closures resulted in unsold seasonal inventory which required the company to record significant inventory reserves, which are discussed in Note 9.

2. Basis of Presentation

Basis of Consolidation

These unaudited interim condensed consolidated financial statements present all the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Period

Fiscal 2020 will end on August 1, 2020 and will be a 52-week period. Fiscal year 2019 ended on August 3, 2019 and was a 52-week period. The three and nine months ended May 2, 2020 and May 4, 2019 were 13 and 39-week periods, respectively.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock Split

On December 19, 2019, the Company announced that the Board of Directors (the “Board”) has approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. Refer to Note 15 for additional information. As a result, the applicable equity and shares information related to prior periods has been restated to reflect this reverse stock split.

Discontinued Operations

Dressbarn Wind Down

In May 2019, the Company announced the wind down of its Dressbarn brand, which was completed in the second quarter of Fiscal 2020. All Dressbarn store locations were closed as of December 31, 2019. Activities during the first and second quarter of Fiscal 2020 include additional employee related accruals, the closure of stores and the negotiation of lease terminations. In addition, during the first quarter of Fiscal 2020, the Company sold the direct channel rights to Dressbarn intellectual property to a third-party for approximately $5 million, which was treated as a reduction of the wind down costs. In connection with the Dressbarn wind down, we have incurred cumulative costs of approximately $62 million of which $9 million was incurred during the nine months ending May 2, 2020 and have been included in the results disclosed below. No material amounts were incurred during the three months ending May 2, 2020 and May 4, 2019, respectively.

The following table summarizes the results of Dressbarn reclassified as discontinued operations:

	Three Months Ended		Nine Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
	(millions, unaudited)
Net sales	$—	$177.3	$326.6	$532.0
Depreciation and amortization expense	—	(4.1)	(10.9)	(12.9)
Operating (loss) income	(0.8)	(18.8)	59.4	(34.9)
Pretax (loss) income from discontinued operations	(0.8)	(18.8)	59.4	(34.9)
Income tax provision	—	(7.0)	—	(4.5)
(Loss) income from discontinued operations, net of tax	$(0.8)	$(25.8)	$59.4	$(39.4)

The major components of Dressbarn assets and liabilities related to discontinued operations are summarized below:

	May 2, 2020	August 3, 2019
	(millions, unaudited)
Cash and cash equivalents	$—	$4.2
Inventories	—	57.0
Prepaid expenses and other current assets	6.1	37.0
Property and equipment, net	—	11.5
Total assets related to discontinued operations	$6.1	$109.7

Accounts payable and other current liabilities	$35.8	$94.7
Lease-related liabilities	—	29.6
Other liabilities	5.5	5.9
Total liabilities related to discontinued operations	$41.3	$130.2

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes the results of maurices reclassified as discontinued operations:

	Three Months Ended		Nine Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
	(millions, unaudited)
Net sales	$—	$238.3	$—	$749.4
Depreciation and amortization expense	—	(6.6)	—	(21.1)
Operating income	—	32.0	—	97.8
Pretax income from discontinued operations	—	32.2	—	98.3
Income tax provision	—	(25.9)	—	(39.6)
Income from discontinued operations, net of tax	$—	$6.3	$—	$58.7

Cash Flow Information Related to Discontinued Operations

The major components of cash flows related to discontinued operations are summarized below:

	Nine Months Ended
	May 2, 2020	May 4, 2019
	(millions, unaudited)
Cash provided by operations of discontinued operations	$57.0	$38.0
Cash provided by (used by) investing activities of discontinued operations	4.9	(5.0)

Condensed Consolidated Statements of Cash Flows Reconciliation

A reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown on the condensed consolidated statements of cash flows is shown below:

Reconciliation of cash, cash equivalents and restricted cash:	May 2, 2020	August 3, 2019	May 4, 2019	August 4, 2018
Cash and cash equivalents	$438.7	$323.8	$97.9	$230.2
Restricted cash included in other current assets	1.2	1.2	1.2	1.2
Cash included in discontinued operations	—	4.2	9.5	8.7
Total cash, cash equivalents and restricted cash	$439.9	$329.2	$108.6	$240.1

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

each period presented or with the cumulative effect recognized as of the initial date of application. The Company adopted this ASU as of the beginning of Fiscal 2020 with the cumulative effect recognized at adoption.

As a result of this standard, the Company has recognized approximately $637.6 million of right-of-use assets and approximately $837.0 million of lease liabilities (current and long-term combined) on its condensed consolidated balance sheet as of May 2, 2020. The right-of-use lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as favorable leases, straight-line rent liability, purchased lease rights and landlord allowances and a cumulative effect adjustment that decreased opening Accumulated deficit by approximately $11.5 million for transition impairments related to previously impaired leased locations. As a result, prior periods have not been restated.

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

The measurement of lease right-of-use assets and liabilities includes amounts related to:
•Lease payments made prior to the lease commencement date;
•Incentives from landlords received by the Company for signing a lease, including construction allowances or deferred lease credits paid to the Company by landlords towards construction and tenant improvement costs, which are presented as a reduction to the right-of-use asset recorded;
•Fixed payments related to lease components, such as rent escalation payments scheduled at the lease commencement date; and
•Fixed payments related to nonlease components, such as taxes, insurance, and maintenance costs.

The measurement of lease right-of-use assets and liabilities excludes amounts related to:
•Variable payments related to lease components, such as contingent rent payments made by the Company based on performance, the expense of which is recognized in the period incurred in the condensed consolidated statements of operations;
•Variable payments related to nonlease components, such as taxes, insurance, and maintenance costs, the expense of which is recognized in the period incurred in the condensed consolidated statements of operations; and
•Leases with an initial term of 12 months or less, the expense of which is recognized in the period incurred in the condensed consolidated statements of operations.

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

The Company’s lease right-of-use assets are assessed for indicators of impairment at least quarterly. The results of any such impairments are disclosed in Note 13.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any finance leases, any material sublease arrangements or any material leases where the Company is considered the lessor.

The following table provides the impact of adoption of ASU 2016-02 on the Company’s condensed consolidated balance sheet:

	August 3, 2019 (as reported under ASC 840)	Impact of adoption of ASC 842	August 3, 2019 (as reported under ASC 842)
	(millions)
Assets
Prepaid expenses and other current assets	$242.3	$(33.6)	$208.7
Current assets related to discontinued operations	98.2	(7.6)	90.6
Other intangible assets, net	276.6	(8.4)	268.2
Operating lease right-of-use asset	—	744.4	744.4
Non-current assets related to discontinued operations	11.5	131.5	143.0

Liabilities and Shareholders’ Equity
Current portion of lease liabilities	—	141.3	141.3
Current liabilities related to discontinued operations	94.7	37.8	132.5
Lease-related liabilities	204.6	(204.6)	—
Long-term lease liabilities	—	769.1	769.1
Non-current liabilities related to discontinued operations	35.5	94.2	129.7
Accumulated deficit	(935.9)	(11.5)	(947.4)

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new standard simplifies the accounting for income taxes by removing exceptions:
•to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income);
•to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment;
•to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and
•to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

In addition, the standard does not require that an entity allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, however, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. The standard does require that an entity:
•recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax;
•evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; and

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.

ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12. By early adopting, ASU 2019-12 becomes effective as of the beginning of Fiscal 2020, however, there is no cumulative effect to be recognized with the early adoption.  As a result of the ASU 2019-12 adoption, the Company did not recognize income tax expense on the income from discontinued operations related to Dressbarn for the three and nine months ended May 2, 2020.

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

A summary of the Company’s operating lease costs from continuing operations is as follows:

	Three Months Ended	Nine Months Ended
	May 2, 2020	May 2, 2020
	(millions)
Single lease costs (a)	$91.1	$281.0
Variable lease costs (b)	48.5	153.1
Total lease expenses	139.6	434.1
Less rental income (c)	(0.8)	(2.9)
Total net rental expense (d)	$138.8	$431.2
________
(a) Includes amortization and interest expense associated with operating lease right-of-use assets and liabilities.
(b) Includes variable payments related to both lease and non-lease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as month-to-month rent payments while expired store lease contracts are renegotiated.
(c) Substantially reflects rental income received related to Company-owned space in Duluth, MN.
(d) Total occupancy costs included in discontinued operations related to Dressbarn were not material for the three months ended May 2, 2020 and $32.1 million for the nine months ended May 2, 2020.

The following table provides a summary of the Company’s operating lease costs from continuing operations for the three and nine months ended May 4, 2019, which was accounted for in accordance with Accounting Standards Codification (“ASC”) 840, “Leases” (“ASC 840”). Prior periods have not been adjusted for the adoption of ASU 2016-02.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended	Nine Months Ended
	May 4, 2019	May 4, 2019
	(millions)
Base rentals	$99.1	$296.4
Percentage rentals	6.4	21.0
Other occupancy costs, primarily CAM and real estate taxes	43.4	126.3
Total (a)	$148.9	$443.7
________
(a) Total occupancy costs included in discontinued operations were $52.5 million and $163.1 million for the three and nine months ended May 4, 2019, respectively.

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

May 2, 2020
Weighted-average remaining lease term (years)	5.3
Weighted-average discount rate	25.7%

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of May 2, 2020:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2020 (excluding the nine months ended May 2, 2020)	$99.5
2021	355.1
2022	290.5
2023	213.4
2024	148.9
Thereafter	462.6
Total undiscounted operating lease liabilities	1,570.0
Less imputed interest	(733.0)
Present value of operating lease liabilities	837.0
Less current portion of lease liabilities	(167.7)
Total long-term lease liabilities	$669.3
(a) Net of sublease income, which is not expected to be significant in any period.
(b) Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved or co-tenancy requirements are not being satisfied. All future minimum rentals under such leases have been included in the above table.

As of May 2, 2020, the Company had no minimum commitments related to additional operating lease contracts that have not yet commenced.

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

Supplemental disclosures related to leases are as follows:

	Three Months Ended	Nine Months Ended
	May 2, 2020	May 2, 2020
	(millions)
Cash payments arising from operating lease liabilities (included in cash flows from operating activities)	$101.0	$303.7
Non-cash operating lease liabilities from obtaining right-of-use assets	3.0	4.4

Beginning in April 2020, we suspended rent payments under the leases for our temporarily closed retail stores. We considered FASB’s recent guidance regarding lease modifications as a result of the effects of COVID-19 and have elected to apply the temporary practical expedient to account for negotiated changes to our leases. Despite the suspension of the rent payments, we continued to record accruals for rent payment deferrals and accounted for deferred rental payments as though no changes to the lease contract were made.

5. Revenue Recognition

Contract liabilities

The contract liabilities representing unearned revenue for our continuing operations are as follows:

	May 2, 2020	August 3, 2019	May 4, 2019	August 4, 2018 (a)
	(millions)
Deferred revenue - gift card liability	$85.7	$79.7	$82.9	$72.4
Deferred revenue - loyalty programs	21.3	22.1	26.0	26.3
________
(a) After adjusting for the impact of adopting ASU 2014-09.

For the three and nine months ended May 2, 2020, the Company recognized revenue of approximately $14 million and $35 million, respectively, associated with gift card redemptions and gift card breakage. Of these amounts, approximately $0 million and $6 million, respectively, were recorded within Income from discontinued operations. The reduction in income from gift cards during the three months ended May 2, 2020 compared to the prior year was due to the retail store closures discussed earlier in response to COVID-19. For the three and nine months ended May 4, 2019, the company recognized revenue of approximately $30 million and $35 million, respectively, associated with gift card redemptions and gift card breakage. Of these amounts, approximately $9 million and $10 million, respectively, were recorded within Income from discontinued operations.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and nine months ended May 2, 2020, the Company recognized revenue of approximately $12 million and $22 million, respectively, associated with reward redemptions and breakage related to the Company’s loyalty programs. Of these amounts, approximately $0 million and $5 million, respectively, were recorded within Income from discontinued operations. For the three and nine months ended May 4, 2019, the Company recognized revenue of approximately $19 million and $29 million, respectively, associated with reward redemptions and breakage related to the Company’s loyalty programs. Of these amounts, approximately $8 million and $9 million, respectively, were recorded within Income from discontinued operations.

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Apparel	83%	86%	82%	82%
Accessories	10%	12%	12%	14%
Other	7%	2%	6%	4%
Total net sales	100%	100%	100%	100%

6. Goodwill and Other Intangible Assets

Goodwill and Other Indefinite-lived Intangible Assets Impairment Assessment

Fiscal 2020 Third Quarter Interim Impairment Assessment

The third quarter of Fiscal 2020 reflected a significant decline in the Company’s stock price and the fair value of our Term Loan debt due to the financial market uncertainty from COVID-19 which also resulted in the closure of our retail stores and led to a substantial decrease in our retail store revenue. The Company concluded that these factors represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the third quarter of Fiscal 2020.

As a result, the Company performed its second interim test of goodwill and indefinite-lived intangible assets for Fiscal 2020 (the “April Interim Test”) using a quantitative approach as of May 2, 2020, which was the last day of the third fiscal quarter. The April Interim Test was determined by the Company only using the income approach (discounted cash flow method ("DCF")) as the market approach (guideline public company method) was deemed unrepresentative due to the volatility and disruption in the global financial markets caused by COVID-19. The Company believes that the income approach (Level 3 measurement) is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Finally, the Company’s publicly traded market capitalization was reconciled to the sum of the fair value of the reporting units.

The projections used in the April Interim Test reflect revised assumptions across certain key areas versus the assumptions used in the January Interim Test of Fiscal 2020 discussed below and primarily reflected revised long-range assumptions that were prepared in contemplation of the Chapter 11 Cases discussed earlier. Those assumptions include the wind down of the Catherines brand, a significant reduction in the number of Justice retail stores, an overall reductions in the number of retail stores at the Company’s other brands, and a significant reduction in the Company’s workforce commensurate with the store reductions.

Changes in key assumptions and the resulting reduction in projected future cash flows included in the April Interim Test resulted in a decrease in the fair values of our Ann Taylor and LOFT reporting units such that their fair values were less than their carrying values. As a result, the Company recognized the following goodwill impairment charges: a loss of $15.0 million at the Ann Taylor reporting unit and $70.5 million at the LOFT reporting unit to write-down the carrying values of the reporting units to their fair values. In addition, the Company recognized impairment losses to write-down the carrying values of its other intangible assets to their fair values as follows: $17.7 million of our Ann Taylor trade name, $7.8 million of LOFT trade name, $7.8 million of our Justice trade name, $3.0 million of our Catherines trade name and $5.0 million of our Justice franchise rights. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

measurement). These impairment losses have been disclosed separately on the face of the accompanying condensed consolidated statements of operations.

Fiscal 2020 Second Quarter Interim Impairment Assessment

The second quarter of Fiscal 2020 marked the continuation of the challenging market environment in which the Company competes. While the Company met its overall expectations for the second quarter, lower than expected comparable sales in the second quarter at the Justice brand, and lower than expected margins at our Ann Taylor brand, along with the expectation that such trends may continue into the second half of Fiscal 2020, led the Company to reduce its level of forecasted earnings for Fiscal 2020 and future periods. Since these brands had little or no excess of fair value over their respective book value at the beginning of Fiscal 2020, the Company concluded that these factors represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the second quarter of Fiscal 2020 (the "January Interim Test").

The Company performed its January Interim Test of goodwill and indefinite-lived intangible assets using a quantitative approach as of January 4, 2020, which was the last day in the second month of the second fiscal quarter. The January Interim Test was determined with the assistance of an independent valuation firm using two valuation approaches, including the income approach (discounted cash flow method ("DCF")) and market approach (guideline public company method). The Company believes that the income approach (Level 3 measurement) is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Under the market approach, the Company estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization, and used the market approach as a comparison of respective fair values. We generally applied a 75% weighting to the income approach and a 25% weighting to the market approach. However, in certain cases where low profit margins made the market approach impracticable, we applied a full weighting to the income approach. Finally, the Company’s publicly traded market capitalization was reconciled to the sum of the fair value of the reporting units.

The projections used in the January Interim Test reflect revised assumptions across certain key areas versus prior plans as a result of the recent operating trends discussed above. Based on the results of the impairment assessment, the fair value of our LOFT reporting unit exceeded its carrying value by approximately 14%.

Changes in key assumptions and the resulting reduction in projected future cash flows included in the January Interim Test resulted in a decrease in the fair values of our Ann Taylor and Justice reporting units such that their fair values were less than their carrying values. As a result, the Company recognized the following goodwill impairment charges: a loss of $54.9 million at the Ann Taylor reporting unit and $8.5 million at the Justice reporting unit to write down the carrying values of the reporting units to their fair values. In addition, the Company recognized impairment losses to write down the carrying values of its other intangible assets to their fair values as follows: $10.0 million of our Ann Taylor trade name, $35.0 million of our Justice trade name, $1.0 million of our Catherines trade name and $0.9 million of our Justice franchise rights. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). These impairment losses have been disclosed separately on the face of the accompanying condensed consolidated statements of operations.

The total combined goodwill impairment charges of $148.9 million resulting from the April Interim Test and the January Interim Test were treated as non-deductible for income tax purposes.

Fiscal 2019 Interim Impairment Assessment

The third quarter of Fiscal 2019 marked the continuation of the challenging market environment in which the Company competes. Continued declines in customer traffic across the Company's brands negatively impacted our February and March performance causing lower comparative sales than expected, along with the expectation that such trends may continue into the fourth quarter. The Company concluded that these factors, as well as the significant decline in the Company's stock price, represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the third quarter of Fiscal 2019 (the "Fiscal 2019 Interim Test").

As a result, the Company performed its Fiscal 2019 Interim Test of goodwill and indefinite-lived intangible assets using a quantitative approach as of April 6, 2019, which was the last day in the second month of the third fiscal quarter. The Fiscal

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2019 Interim Test was determined with the assistance of an independent valuation firm using two valuation approaches, including the income approach (discounted cash flow method ("DCF")) and market approach (guideline public company method). The Company believes that the income approach (Level 3 measurement) is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Therefore, a greater weighting was applied to the income approach than the market approach. The weighing of the fair values by valuation approach (income approach vs. market approach) is generally consistent across all reporting units. For substantially all of the reporting units the income approach was weighted 75% and the market approach 25%. Under the market approach, the Company estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization, factored in a control premium, and used the market approach as a comparison of respective fair values. The estimated fair value determined under the market approach validated our estimate of fair value determined under the income approach. The only difference to the 75% / 25% weighting was at the Catherines reporting unit where the income approach was weighted 100% as the resulting low profit margins made the market approach impracticable. This approach at Catherines had no impact on the overall conclusion. Further, the Company's maurices reporting unit was valued utilizing the sales price inherent in the Transaction described in Note 2. Finally, the Company’s publicly traded market capitalization was reconciled to the sum of the fair value of the reporting units.

The projections used in the Fiscal 2019 Interim Test reflect revised assumptions across certain key areas versus prior plans as a result of recent operating performance. In particular, sales growth assumptions were significantly lowered at certain brands to reflect the shortfall in actual results versus those previously projected, reflecting the uncertainty of future comparable sales given the sector's dynamic change. Based on the results of the impairment assessment, the fair value of our ANN, Justice and maurices reporting units substantially exceeded their carrying value.

Conversely, the changes in key assumptions and the resulting reduction in projected future cash flows included in the Fiscal 2019 Interim Test resulted in a decrease in the fair values of our Lane Bryant and Catherines reporting units such that their fair values were less than their carrying values. As a result, the Company recognized impairment losses to write down the carrying values of its trade name intangible assets to their fair values as follows: $23.0 million of our Lane Bryant trade name and $2.0 million of our Catherines trade name. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement). In addition, the Company recognized the following goodwill impairment charges: a loss of $65.8 million at the Lane Bryant reporting unit and $49.3 million at the Catherines reporting unit to write down the carrying values of the reporting units to their fair values. These impairment losses have been disclosed separately on the face of the accompanying condensed consolidated statements of operations.

As a result of these impairment charges, for the nine months ended May 4, 2019, the Company included an income tax benefit of approximately $6 million in the estimated effective tax rate for Fiscal 2019.  The income tax benefit was calculated by applying a statutory rate of approximately 26% to the $25.0 million of impairment of other intangible assets. The $115.1 million impairment of goodwill was treated as non-deductible for income tax purposes and was a significant factor in reducing the Company's effective income tax rate for the three and nine months ended May 4, 2019.

The following details the changes in goodwill for each reportable segment:

	Premium Fashion (a)	Kids Fashion (b)	Total
	(millions)
Balance at August 3, 2019	$305.0	$8.5	$313.5
Impairment losses	(140.4)	(8.5)	(148.9)
Balance at May 2, 2020	$164.6	$—	$164.6

(a) Net of accumulated impairment losses of $569.3 million and $428.9 million for the Premium Fashion segment as of May 2, 2020 and August 3, 2019, respectively.
(b) Net of accumulated impairment losses of $169.4 million and $160.9 million for the Kids Fashion segment as of May 2, 2020 and August 3, 2019, respectively.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Intangible Assets

As more fully described in Note 3, favorable leases have been reclassified from Other intangible assets, net to Operating lease right-of-use assets within the condensed consolidated balance sheet due to the recent adoption of ASC 842. Other intangible assets, reflecting the change, as well as the impairments discussed above, now consist of the following:

	May 2, 2020			August 3, 2019
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets not subject to amortization:	(millions)
Brands and trade names (a)	$169.7	$—	$169.7	$252.0	$—	$252.0
Franchise rights (b)	5.0	—	5.0	10.9	—	10.9
Total intangible assets not subject to amortization	174.7	—	174.7	262.9	—	262.9
Intangible assets subject to amortization:
Proprietary technology	4.8	(4.8)	—	4.8	(4.8)	—
Customer relationships	52.0	(50.7)	1.3	52.0	(46.7)	5.3
Favorable leases	—	—	—	38.2	(29.8)	8.4
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	62.1	(60.8)	1.3	100.3	(86.6)	13.7
Total other intangible assets	$236.8	$(60.8)	$176.0	$363.2	$(86.6)	$276.6

 (a) Net of accumulated trade name impairment losses are as follows: $252.7 million of our Ann Taylor trade name, $424.4 million of our LOFT trade name, $243.5 million of our Lane Bryant trade name, $10.0 million of our Catherines trade name, and $59.4 million of our Justice trade name.
(b) Net of accumulated franchise rights impairment of $5.9 million at our Justice brand.

7. Asset Impairments

Long-lived Asset Impairments

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, as determined using a combination of a third-party analysis (Level 2 measurement) and discounted expected cash flows (Level 3 measurement). These impairment charges arose from the Company’s routine assessment of under-performing retail stores and are included as a component of Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for all periods. Beginning with the adoption of ASC 842 in Fiscal 2020, impairment charges could include write-downs of the right-of-use assets and/or write-downs of store-related fixed assets. Impairment charges for the three and nine months ended May 2, 2020 substantially consist of write-downs of store-related fixed assets, which reflect significant reductions in near-term cash flows over the remaining useful life of certain of our retail stores, as well as planned store reductions discussed more fully in Note 6 to these condensed consolidated financial statements.

Impairment charges included in continuing operations by segment are as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
	(millions)		(millions)
Premium Fashion	$81.1	$—	$81.3	$0.4
Plus Fashion	23.6	16.3	24.1	17.4
Kids Fashion	55.2	0.4	56.3	0.9
Total impairment charges	$159.9	$16.7	$161.7	$18.7

Additionally, a long-lived Corporate asset impairment charge of $8.4 million was recorded in the third quarter of Fiscal 2020 which reflects a write-down of the book value of the Company’s campus in Mahwah, NJ to fair market value in connection with its planned sale. The sale closed subsequent to the end of the third quarter. Refer to Note 21 for more information.

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

Charges related to the Dressbarn wind down are included in discontinued operations. Activity for the three and nine months ended May 4, 2019 reflects actions under the Change for Growth program.

	Three Months Ended		Nine Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
	(millions)		(millions)
Cash restructuring charges:
Severance and benefit costs (a)	$(1.3)	$—	$1.6	$(0.2)
Other related charges (b)	0.1	6.6	0.5	28.2
Total restructuring and other related charges	$(1.2)	$6.6	$2.1	$28.0
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

A summary of activity for the nine months ended May 2, 2020 in the restructuring-related liabilities, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Other related charges	Total
	(millions)
Balance at August 3, 2019	$11.4	$1.0	$12.4
Additions charged to expense	1.6	0.5	2.1
Cash payments	(10.5)	(1.5)	(12.0)
Balance at May 2, 2020	$2.5	$—	$2.5

9. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	May 2, 2020	August 3, 2019	May 4, 2019
	(millions)
Premium Fashion	$280.5	$226.3	$286.6
Plus Fashion	103.5	156.5	181.5
Kids Fashion	65.7	107.9	91.2
Total inventories	$449.7	$490.7	$559.3

The significant reduction in inventories from May 4, 2019 to May 2, 2020 primarily reflects an increase of $135.0 million in inventory markdown reserves as of May 2, 2020 mainly at the Plus Fashion and Kids Fashion segments, which follow the retail-method of accounting for inventory. The reserve increase was a result of the retail store closures due to COVID-19. Refer to Note 3 to the audited financial statements included in the Fiscal 2019 10-K for more information on the Company’s accounting for inventory.

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

Viking, primarily through its investment in maurices, reported (loss) income of approximately $(12.3) million and $11.0 million for the three and nine months ended May 2, 2020, respectively, which primarily represents results from the operations of maurices. The results of maurices includes the preliminary impact of adjusting its assets and liabilities to fair value under the acquisition method of accounting for business combinations, which will be finalized during Fiscal 2020. The Company recognized its share of the income in the accompanying condensed consolidated statement of operations which was determined by using the hypothetical liquidation at book value ("HLBV"). HLBV is a balance sheet approach whereby a calculation is prepared at each balance sheet date to determine the amount that the Company would receive if the underlying equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to its investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company's share of the earnings or losses from the equity investment for that period.

In connection with the sale of maurices, the Company agreed to provide transition services to maurices for varying periods of time depending on the service. Service periods ranged from 3-36 months and include services such as legal, tax, logistics, sourcing and other back office functions. For the three and nine months ended May 2, 2020, recognized fees from these services are approximately $15.5 million and $48.4 million, respectively, which are primarily recorded as a reduction of Buying, distribution and occupancy expenses and Selling, general and administrative expenses.

As of May 2, 2020, the Company's investment in Viking was recorded at $53.1 million and the Company had a receivable due from maurices of $45.2 million, primarily for in-transit inventory purchased on their behalf. Of the receivable balance, $12 million is classified in non-current assets. There were no amounts due to maurices as of May 2, 2020. The Company's investment balance, plus the receivable and the private label credit card revenue guarantee, which is disclosed in Note 2 to the audited consolidated financial statements included in the Fiscal 2019 10-K, represent our maximum exposure to any potential loss. The private label credit card revenue guarantee is recorded at its estimated fair value as of May 2, 2020 using Level 3 measurements and is not materially different from the amount recorded as of August 3, 2019.

11. Debt

Debt consists of the following:	May 2, 2020	August 3, 2019
	(millions)
Revolving credit facility	$230.0	$—
Less: unamortized debt issuance costs (a)	(2.4)	(3.2)
	227.6	(3.2)

Term loan	1,292.0	1,371.5
Less: unamortized original issue discount (b)	(9.9)	(13.8)
unamortized debt issuance costs (b)	(11.4)	(15.9)
	1,270.7	1,341.8
Total debt	1,498.3	1,338.6
Less: current portion	(1,498.3)	—
Total long-term debt	$—	$1,338.6
_______

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On March 16, 2020, the Company borrowed approximately $230 million under the Amended Revolving Credit Agreement, which represents the total amount currently outstanding. The blended interest rate for the borrowings under the Amended Revolving Credit Agreement is approximately 2.78%, which factors a base rate range of 40 basis points to 150 basis points plus a spread of 150 basis points. The Company took this action as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the current uncertainty in the global financial markets from COVID-19. As of May 2, 2020, the Company had $167.7 million of availability under the Amended Revolving Credit Agreement.

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the “Covenant Period”). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $37.5 million for three consecutive business days and ends when Availability is greater than these thresholds for thirty consecutive days. The Covenant Period was not in effect as of May 2, 2020.

For a more detailed description of the Company’s Amended Revolving Credit Agreement and restrictions thereunder, refer to Note 10 to the audited consolidated financial statements included in the Fiscal 2019 10-K.

Term Loan

In connection with the August 2015 acquisition of ANN INC., the Company entered into a $1.8 billion variable-rate term loan (the “Term Loan”), which was issued at a 2% discount and provides for an additional term facility of $200 million. The Term Loan matures on August 21, 2022 and requires quarterly repayments of $22.5 million with a remaining balloon payment of approximately $1.1 billion required at maturity. During Fiscal 2018, the Company made repayments of $225.0 million of which $180.0 million was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment of $22.5 million until November of calendar 2020. The Company is also required to make mandatory prepayments in connection with certain prepayment events. As of May 2, 2020, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of approximately 6.4%. The Company entered into an interest rate swap agreement in March 2019 to mitigate some of the risk associated with the variable rate. Refer to Note 12 for additional information.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the second quarter of Fiscal 2020, the Company repurchased $79.5 million aggregate principal amount of its Term Loan debt in open market transactions for a total purchase price of $49.4 million. The repurchase was settled in the second quarter of Fiscal 2020 and the Company recorded a gain on extinguishment of debt of $28.5 million, net of transaction costs and a write-off of a portion of deferred financing fees. In the third quarter of Fiscal 2020, the Company performed an additional repurchase of $42.0 million of principal amount of debt for a total purchase price of approximately $28.6 million. However, in order to maintain maximum financial flexibility as a result of COVID-19, this additional repurchase has not yet been settled and the underlying debt remains outstanding.

For a more detailed description of the Company’s Term Loan and restrictions thereunder, refer to Note 10 to the audited consolidated financial statements included in the Fiscal 2019 10-K.

Maturities of Debt
The Company’s outstanding debt as of May 2, 2020 matures as follows:

Fiscal Year	Amount
(millions)
2020	$1,522.0

Chapter 11 Cases

Subsequent to the end of the third quarter, the Company filed the Chapter 11 Cases, as discussed in Notes 1 and 21. The Chapter 11 Cases impact both the Company’s obligations under the Amended Revolving Credit Agreement and Term Loan, and following the commencement of the Chapter 11 Cases, the Company may not make borrowings under the Amended Revolving Credit Agreement. Refer to Note 21 for more information.

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

As of May 2, 2020, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Agreement Principal Amount	Interest Rate	Maturity Date
Interest rate swap	One	$600.0 Million	6.85%	March 31, 2021

The interest rate swap was recorded at its estimated fair value of $8.4 million and $6.3 million as of May 2, 2020 and August 3, 2019, respectively, based on Level 2 measurements. Amounts included in the condensed consolidated balance sheet as of May 2, 2020 include $8.4 million in Accrued expenses. Amounts included in the condensed consolidated balance sheet as of August 3, 2019 include $3.1 million in Accrued expenses and other current liabilities and $3.2 million in Other non-current liabilities. The amount of unrealized losses deferred to Accumulated other comprehensive loss before the effect of taxes was $8.4 million as of May 2, 2020 and $6.3 million as of August 3, 2019.

The amount of losses reclassified from Accumulated other comprehensive loss into earnings related to the Company’s derivative instrument during the three and nine months ended May 2, 2020 was $1.7 million and $2.6 million, respectively, and was classified within Interest expense in the condensed consolidated statements of operations. Based on current valuations, we

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimate $8.4 million will be reclassified from Accumulated other comprehensive loss into Interest expense during the next twelve months. There was no material ineffectiveness related to the interest rate swap agreement during the periods presented.

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

Fair Value Measurements of Financial Instruments

As of May 2, 2020 and August 3, 2019, the Company believes that the carrying values of cash and cash equivalents approximate its fair value based on Level 1 measurements. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the fair value and the carrying value as of May 2, 2020 and August 3, 2019. The fair value of the Term Loan was determined to be $271.3 million as of May 2, 2020 and $850.3 million as of August 3, 2019 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

Fair Value Measurements of Long-lived Assets Measured on a non-Recurring Basis

As more fully described in Note 7, during the nine months of Fiscal 2020, store and corporate assets of $187.6 million and operating lease right-of-use assets of $74.8 million related to 1,851 under-performing stores and one office building were written-down to their estimated fair values of $28.8 million of store and corporate assets and $63.5 million of right-of-use assets, resulting in impairment charges of $158.8 million in store and corporate assets and $11.3 million in right-of-use assets. None of these amounts related to our discontinued operations in Fiscal 2020. During the nine months of Fiscal 2019, assets of $55.7 million related to 635 under-performing stores were written-down to their estimated fair values of $18.3 million resulting in total impairment charges of $37.4 million. Of these amounts, assets of $28.7 million related to 421 under-performing stores were written-down to their estimated fair values of $10.0 million resulting in impairment charges of $18.7 million related to discontinued operations.

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

14. Income Taxes

Coronavirus Aid, Relief, and Economic Security Act

The CARES Act provides relief from certain requirements under U.S. GAAP and contains several corporate income tax provisions, including making remaining AMT credits immediately refundable; providing a 5-year carryback of net operating losses (“NOLs”) generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Internal Revenue Code, by raising the adjusted taxable income limitation

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The CARES Act did not have a material impact to the Company’s financial condition or results of operation for the three and nine months ended May 2, 2020. The Company has requested a $1.4 million refundable AMT Credit and plans to defer the timing of payroll taxes as permitted by the CARES Act.

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

The 2017 Act subjects the Company to a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries for taxable years beginning after December 31, 2017.  Accordingly, the Company made an accounting policy election to treat GILTI taxes as a current period expense and made a reasonable estimate of the impact of GILTI which was included in its Fiscal 2019 effective tax rate. The Company considered the potential impact of GILTI on its U.S. federal NOL carryforward on the basis of the incremental economic benefit and determined a partial valuation allowance of $5.2 million was required to offset its NOL carryforward because it is not expected to provide incremental tax benefits. The allowance was recorded in the second quarter of Fiscal 2019. In the third quarter of Fiscal 2019, the Company reduced the partial valuation allowance by $2.0 million.

Effective Tax Rate

The Company’s effective tax rate is reflective of the jurisdictions where the Company has operations. The effective tax rates for the third quarter and the first nine months of Fiscal 2020 were (0.9)% and (1.2)%, respectively, which were lower than the statutory tax rate as a result of non-deductible impairments of goodwill and changes in the valuation allowance on U.S. federal and state deferred tax assets.

15. Equity

Common Stock Split

On December 19, 2019, the Company announced that the Board has approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. In addition, there was a corresponding reduction in the number of Company’s authorized shares of common stock following the approval of the reverse stock split by the Company’s stockholders at the Company’s annual meeting of stockholders held on December 10, 2019. The reverse stock split became effective at the close of business on December 18, 2019. The reverse stock split reduced the number of shares of common stock issued and outstanding from approximately 199,444,436 to approximately 9,972,221. The authorized number of shares of common stock has been reduced by a corresponding ratio to 18 million.

Common Stock Repurchase Program

In December 2015, the Company’s Board authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). There were no repurchases of common stock by the Company during the three and nine months ended May 2, 2020 and the remaining availability was approximately $181.4 million at May 2, 2020.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
	(thousands)		(thousands)
Basic	10,003	9,882	9,972	9,864
Dilutive effect of stock options and restricted stock units (a)	—	—	—	—
Diluted shares	10,003	9,882	9,972	9,864
(a) There was no dilutive effect of stock options and restricted stock units for the three and nine months ended May 2, 2020 and May 4, 2019 as the impact of these items was anti-dilutive using the treasury stock method as a result of the net loss incurred during the periods.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net income per common share. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. Anti-dilutive options and/or restricted stock units excluded from the diluted shares calculation were 1.0 million shares for both the three and nine months ended May 2, 2020 and 1.5 million shares for both the three and nine months ended May 4, 2019.

16. Stock-based Compensation

Omnibus Incentive Plan

In November 2018, the Board approved the amendment of the Company’s 2016 Omnibus Incentive Plan, as amended and restated on December 10, 2015 (the “Omnibus Incentive Plan”). The amendment to the 2016 Omnibus Incentive Plan was approved by the Company’s shareholders and became effective on December 14, 2018 to increase the aggregate number of shares that may be issued under the plan by an additional 0.7 million shares to 4.2 million. The 2016 Omnibus Incentive Plan provides for the granting of service-based and performance-based stock awards as well as performance-based cash incentive awards. The 2016 Omnibus Incentive Plan expires in November 2025.

As of May 2, 2020, there were approximately 1.1 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements on a consolidated basis is as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
	(millions)		(millions)
Compensation expense	$0.8	$2.2	$3.2	$10.5
Income tax benefit	$—	$0.5	$—	$2.2

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Service-based Stock Options

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Nine Months Ended
	May 2, 2020	May 4, 2019
Expected term (years)	5.2	5.2
Expected volatility	61.7%	47.5%
Risk-free interest rate	1.5%	2.9%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$2.74	$35.41

A summary of the stock option activity under the service-based plans during the nine months ended May 2, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – August 3, 2019	850.4	$156.00	4.1	$—
Granted	275.9	5.12
Exercised	—	—
Canceled/Forfeited	(430.5)	179.89
Options outstanding – May 2, 2020	695.8	$81.40	4.8	$—

Options vested and expected to vest at May 2, 2020 (b)	684.8	$82.49	4.8	$—
Options exercisable at May 2, 2020	380.0	$130.95	3.7	$—
_______
(a)The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.
(b)The number of options expected to vest takes into consideration estimated expected forfeitures.

As of May 2, 2020, there was $1.6 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 0.8 years. There were no options exercised during the three and nine months ended May 2, 2020 and the total intrinsic value of options exercised during the three and nine months ended May 4, 2019 was de minimis. The total grant date fair value of options that vested during the nine months ended May 2, 2020 and May 4, 2019 was approximately $6.2 million and $9.5 million, respectively.

Market-based Stock Options

Market-based non-qualified stock options (“NQSO Awards”) entitle the holder to receive options to purchase shares of common stock of the Company during the vesting period. However, such awards are subject to the grantee’s continuing employment and the Company’s achievement of certain market-based goals over the pre-defined performance period.

The NQSOs Awards’ fair value is determined using a Monte-Carlo simulation model on the grant date. A Monte-Carlo simulation model estimates the fair value of the market-based awards granted in the nine months ended May 2, 2020 based on an expected term of 7.0 years, a risk-free interest rate of 1.5%, an expected dividend yield of zero and an expected volatility measure of 62.9% for the Company. Compensation expense for NQSOs Awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

As of May 2, 2020, there were a total of 0.2 million NQSO Awards outstanding with an average exercise price of $23.15 per share. The total unrecognized compensation at May 2, 2020 was $0.6 million to be recognized over 2.0 years. There were no vestings of the NQSOs Awards as of May 2, 2020.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Service-based Restricted Equity Awards

A summary of restricted equity awards activity during the nine months ended May 2, 2020 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at August 3, 2019	67.4	$91.42
Granted	—	—
Vested	(28.6)	112.47
Canceled/Forfeited	(7.8)	88.68
Nonvested at May 2, 2020	31.0	$72.68

As of May 2, 2020, there was $0.4 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.3 years.

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

The Company issued no grants of market-based Restricted Equity Awards during Fiscal 2020. As of May 2, 2020, there were a total of 0.1 million Restricted Equity Awards outstanding which had a weighted average grant date fair value of $9.35 per share. The total unrecognized compensation at May 2, 2020 was $0.9 million to be recognized over 2.0 years. There were no vestings of the market-based Restricted Equity Awards as of May 2, 2020.

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

The Company recognized $(1.4) million in compensation expense for the nine months ended May 2, 2020 and $2.1 million for the nine months ended May 4, 2019, which was recorded within Selling, general and administrative expenses in the condensed consolidated financial statements. Amounts included in discontinued operations were not material in either period.

As of May 2, 2020, there was $6.9 million of expected unrecognized compensation cost related to the LTIP, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years. As of May 2, 2020, the liability for LTIP Awards was $9.3 million of which $3.3 million was classified within Accrued expenses and other current liabilities and $6.0 million was classified within Other non-current liabilities in the condensed consolidated balance sheets. No amounts were paid during the nine months ended May 2, 2020 and May 4, 2019, however amounts were paid in the fourth quarter of Fiscal 2020. Refer to Note 21 for more information.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Commitments and Contingencies

Legal Proceedings

Chapter 11 Cases

On July 23, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases also automatically stayed, pursuant to Section 362(a) of the Bankruptcy Code, the filing or the continuation of most legal proceedings and other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. See Note 21 for more information about the Chapter 11 Cases.

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

On August 6, 2019, two potential lead plaintiffs (Joel Patterson and Michaella Corporation) filed motions for appointment as lead plaintiff in the Newman and Michaella actions, and to consolidate both actions. On August 23, 2019, the Court consolidated the two actions as In re Ascena Retail Group, Inc. Sec. Litig. and appointed Patterson and Michaella Corporation as joint lead-plaintiffs (“Lead Plaintiffs”). The Lead Plaintiffs’ filed an amended complaint on November 21, 2019, which shortened the class period. Defendants filed a motion to dismiss the amended complaint on February 7, 2020. The motion has now been fully briefed.

Defendants believe they have strong defenses to these claims. The range of loss, if any, is not reasonably estimable at this time.

Derivative Action

On June 19, 2020 Barkha Shah, an Ascena Retail Group, Inc. shareholder, filed a derivative action, purportedly on behalf of Ascena, in federal court in Delaware against certain of Ascena’s current and former officers and directors. The complaint alleges (1) breach of fiduciary duty by the management and the Board for failing to exercise proper oversight of Ascena, including by failing to disclose issues regarding the acquisition of ANN, the true condition of the ANN brands purchased in the acquisition, the timing of certain impairment charges to the value of ANN’s goodwill, and by approving certain compensation terms in Mr. Jaffe’s May 1, 2019 Transition and Separation Agreement; (2) unjust enrichment against certain present and former directors for compensation received while supposedly concealing material negative information; and (3) contribution and indemnification in the event Ascena is found liable for federal securities law violations.

Defendants believe they have strong defenses to these claims and will respond accordingly. Because the action is purportedly on behalf of Ascena, any recovery in the action would belong to Ascena.

Other Litigation

The Company is involved in routine litigation arising in the normal course of business. While no assurances can be given as to the ultimate outcome of these matters, in the opinion of management, such litigation is not expected to have a material adverse effect on the Company’s condensed consolidated financial statements. Additionally, due to issues arising from COVID-19, including the temporary closures of our retail stores, we have, among other measures, in order to preserve capital, withheld rent

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payments on store locations and extended vendor payment terms for orders placed in the ordinary course of business. It is possible that our landlords or other vendors may elect to pursue litigation against the Company related to these payments. If such litigation is pervasive enough, it could result in monetary losses that could be material in the aggregate.

Other Contingencies

On July 29, 2019, the Company received a letter from the Listing Qualifications Department staff of The Nasdaq Stock Market (“Nasdaq”), indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement of The Nasdaq Global Select Market to maintain a minimum bid price of $1 per share. Following the approval of the reverse stock split by the Company’s stockholders at the Company’s annual meeting of stockholders, on December 19, 2019, the Company announced that the Board approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20, in order to regain compliance. On January 6, 2020, the Company received written notice from the Listing Qualifications Department staff of Nasdaq stating that because the Company’s shares of common stock had a closing bid price at or above $1 per share for a minimum of ten consecutive business days, the Company’s stock had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market as set forth in Nasdaq Listing Rule 5450(a)(1), and the matter is now closed. Refer to Note 15 for additional information on the reverse stock split.
 Subsequent to the end of the third quarter, as a result of the Chapter 11 Cases, the Company received a delisting notice from the Listing Qualifications Department staff of Nasdaq and, on August 4, 2020, trading of the Company’s common stock was suspended from Nasdaq. Refer to Note 21 for more information.

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

The three reportable operating segments are as follows:
•Premium Fashion segment – consists primarily of the specialty retail, outlet and direct channel operations of the Ann Taylor and LOFT brands.
•Plus Fashion segment – consists of the specialty retail, outlet and direct channel operations of the Lane Bryant and Catherines brands.
•Kids Fashion segment – consists of the specialty retail, outlet, direct channel and licensing operations of the Justice brand.

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

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating loss and depreciation and amortization expense for each reportable operating segment are as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
	(millions)		(millions)
Net sales:
Premium Fashion	$297.3	$549.5	$1,506.4	$1,784.4
Plus Fashion	197.3	311.5	795.7	902.7
Kids Fashion	106.6	227.4	635.6	820.1
Total net sales	$601.2	$1,088.4	$2,937.7	$3,507.2

Operating (loss) income (a):
Premium Fashion	$(179.2)	$(15.9)	$(140.2)	$16.1
Plus Fashion	(122.8)	(35.7)	(138.4)	(96.0)
Kids Fashion	(172.8)	(31.9)	(208.4)	(44.8)
Unallocated restructuring and other related charges (b)	1.2	(6.6)	(2.1)	(28.0)
Impairment of goodwill	(85.5)	(115.1)	(148.9)	(115.1)
Impairment of other intangible assets	(41.3)	(25.0)	(88.2)	(25.0)
Total operating loss	$(600.4)	$(230.2)	$(726.2)	$(292.8)

Depreciation and amortization expense:
Premium Fashion	$28.5	$32.0	$90.7	$100.6
Plus Fashion	14.1	18.1	48.2	55.5
Kids Fashion	15.2	17.3	50.5	53.3
Total depreciation and amortization expense	$57.8	$67.4	$189.4	$209.4
(a) For the three and nine months ended May 2, 2020 and May 4, 2019, respectively, the maurices and Dressbarn businesses were classified as discontinued operations within the condensed consolidated financial statements. As a result, shared expenses of $18.3 million for the nine months ended May 2, 2020, as well as $47.8 million and $137.2 million for the three and nine months ended May 4, 2019, which were previously allocated to maurices and Dressbarn have been reallocated to the remaining operating units.
(b) Restructuring and other related charges are as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
	(millions)		(millions)
Cash related charges (i):
Severance and benefit costs:
Premium Fashion	$—	$—	$(0.4)	$0.2
Plus Fashion	—	0.8	(0.5)	0.9
Kids Fashion	—	—	(0.1)	—
Corporate	(1.3)	(0.8)	2.6	(1.3)
Total severance and benefit costs	(1.3)	—	1.6	(0.2)
Professional fees and other related charges:
Plus Fashion	—	—	—	(0.1)
Corporate	0.1	6.6	0.5	28.3
Total professional fees and other related charges	0.1	6.6	0.5	28.2
Total restructuring and other related charges	$(1.2)	$6.6	$2.1	$28.0
(i) The charges incurred under the Company’s cost reduction initiatives are more fully described in Note 8.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Additional Financial Information

	Nine Months Ended
Cash Interest and Taxes:	May 2, 2020	May 4, 2019
	(millions)
Cash paid for interest	$65.6	$72.7
Cash paid for income taxes (a)	$9.1	$4.8
(a) Includes a net payment of $0.1 million and a net refund of $0.2 million for the nine months ended May 2, 2020 and May 4, 2019, respectively, related to the Dressbarn and maurices businesses, which are classified in discontinued operations.

Non-cash Transactions

Non-cash investing activities of continuing operations include accrued purchases of fixed assets in the amount of $14.6 million as of May 2, 2020 and $18.0 million as of May 4, 2019.

21. Subsequent Events

Chapter 11 Cases and Effect of Automatic Stay

On July 23, 2020 (the “Petition Date”), the Company and certain of the Company’s direct and indirect subsidiaries (collectively with the Company, the “Debtors”) commenced the Chapter 11 Cases, which are being jointly administered under the caption In re Ascena Retail Group, Inc., et al., Case No. 20-33113. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Debtors have filed with the Bankruptcy Court motions seeking, and the Bankruptcy Court has entered, a variety of “first day” motions seeking approval from the Bankruptcy Code for various forms of customary relief to allow the Company to meet necessary obligations and fulfill its duties during the restructuring process, including authority to continue payment of employee wages and benefits, honor certain customer and vendor commitments and otherwise manage its day-to-day operations in the ordinary course. In addition, the Debtors have received authority to use cash collateral of the lenders under the Amended Revolving Credit Agreement on an interim basis.

The commencement of the Chapter 11 Cases on July 23, 2020 constituted an event of default that accelerated the Debtors’ obligations under the Term Loan and Amended Revolving Credit Agreement (the “Debt Instruments”), each of which provide that as a result of the Chapter 11 Cases, the principal then outstanding, together with accrued interest thereon and all fees and other obligations accrued thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Term Loan or the Amended Revolving Credit Agreement are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect thereof are subject to the applicable provisions of the Bankruptcy Code. As a result, the Company’s obligations under the Debt Instruments have been classified as current in the condensed consolidated balance sheet as of May 2, 2020.

Restructuring Support Agreement

The Debtors have filed the Chapter 11 Cases to implement the terms of a Restructuring Support Agreement, dated July 23, 2020 (together with all exhibits and schedules thereto, the “RSA”), which was entered into prior to the commencement of the Chapter 11 Cases by the Company and certain of its subsidiaries (each, a “Company Party” and collectively, the “Company Parties”) and members of an ad hoc group of lenders (the “Consenting Stakeholders”) under the Term Loan. The RSA is supported by Consenting Stakeholders holding approximately 68% of the Term Loan as of the Petition Date.

The RSA contemplates a restructuring process, to be implemented through voluntary cases under chapter 11 of the Bankruptcy Code, that is expected to significantly reduce the Debtors’ debt. Specifically, the RSA provides:

•the substantial equitization of the Term Loan;
•a fully backstopped capital injection of $150 million in new money financing pursuant to a backstop commitment letter (together with all exhibits and schedules thereto, the “Backstop Commitment Letter”) on the terms described in more detail below;

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•each Consenting Stakeholder will receive (i) its pro rata share (based on such party’s holdings of loans under the First Out Exit Term Facility (as defined below)) of 44.9% of the equity in reorganized Ascena and (ii) its pro rata share (based on such party’s Backstop Percentage (as defined in the RSA)) of an amount of equity in reorganized Ascena equal to $7.5 million (the “Backstop Equity Premium”), in each case subject to dilution from the Management Incentive Plan (as defined in the RSA);
•all lenders under the Term Loan will receive their pro rata share of 55.1% of the equity in reorganized Ascena less the percentage of such equity distributed as the Backstop Equity Premium, subject to dilution from the Management Incentive Plan, and $88.2 million in new loans under the Last Out Exit Term Facility (as defined below);
•holders of general unsecured claims will receive their pro rata share of $500,000, provided that holders of general unsecured claims vote as a class to accept the Debtors’ chapter 11 plan; and
•existing common equity in the Company will be cancelled.

The RSA may be terminated by the Consenting Stakeholders upon the occurrence of certain events set forth therein, including the Bankruptcy Court not having entered the DIP Financing Order (as defined in the RSA) on a final basis by the date that is 35 days after the Petition Date, the Bankruptcy Court not having confirmed the Debtors’ chapter 11 plan by the date that is 110 days after the Petition Date and the Plan Effective Date (as defined in the RSA) not having occurred by the date that is 130 days after the Petition Date. A Company Party may also terminate the RSA upon the occurrence of certain events set forth therein, including in the event the board of directors, board of managers or such similar governing body of any Company Party determines, after consulting with counsel, (i) that proceeding with any of the transactions described therein would be inconsistent with the exercise of its fiduciary duties or applicable law or (ii) in the exercise of its fiduciary duties, to pursue an Alternative Restructuring Proposal. Capitalized terms used but not otherwise defined in this paragraph have the meanings given to them in the RSA.

As a condition to the Consenting Stakeholders entering into the RSA, AnnTaylor Loft GP Lux S.à r.l. and AnnTaylor Loft Borrower Lux SCS, each of which are wholly owned indirect subsidiaries of the Company (the “LuxCos”), entered into a Conditional Assignment Agreement, dated July 23, 2020 (the “Conditional Assignment Agreement”), with Alter Domus (US) LLC, in its capacity as incremental collateral agent (the “Agent”) on behalf of the Consenting Stakeholders and each of the other secured parties under the Prepetition Term Credit Agreement. Pursuant to the Conditional Assignment Agreement, upon the occurrence of a “Trigger Event,” the LuxCos have agreed to irrevocably transfer to the Agent all of their respective personal property and other assets, including intellectual property, and trademark rights, and the Agent has agreed to grant Annco, Inc., an indirect subsidiary of the Company, a license to continue to use such trademark rights. A “Trigger Event” under the Conditional Assignment Agreement includes the occurrence of any of following: (i) any Company Party or either of the LuxCos failing to perform or observe certain provisions set forth in the RSA, the Backstop Commitment Letter, the DIP Term Credit Agreement (as defined below) or the Conditional Assignment Agreement, which, in each case, is both adverse to the interests of the Consenting Stakeholders and remains uncured for ten business days after notice is provided to the Company Parties as set forth therein, (ii) a Consenting Stakeholder Termination Event (as defined in the RSA) and termination of the RSA in accordance with the terms thereof, (iii) an acceleration of the obligations arising under the DIP Term Credit Agreement in accordance with such agreement or (iv) a Change of Control (as defined in the Conditional Assignment Agreement).

Although the Company Parties intend to pursue the restructuring contemplated by the RSA, there can be no assurance that the Company Parties will be successful in completing a restructuring or any other similar transaction on the terms set forth in the RSA or at all. In particular, the transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions.

Backstop Commitment Letter for DIP Term Facility

On July 23, 2020, prior to commencement of the Chapter 11 Cases and as contemplated by the RSA, the Company entered into the Backstop Commitment Letter with certain of the Consenting Stakeholders or their affiliates (the “Backstop Parties”) pursuant to which the Backstop Parties have committed to provide the Company with a superpriority senior secured debtor-in-possession term loan credit facility of up to $311.8 million in the aggregate (the “DIP Term Facility” and the governing credit agreement, the “DIP Term Credit Agreement”) consisting of (i) up to $150.0 million in new money term loans (the “New Money DIP Loans”) and (ii) up to $161.8 million of certain prepetition term loan obligations that will be rolled into the DIP Term Facility (the “Roll-Up DIP Loans” and, together with the New Money DIP Loans, the “DIP Term Loans”), on the terms and conditions set forth therein, including the approval of the Bankruptcy Court. The proceeds of the New Money DIP Loans may be used to pay certain costs, fees and expenses related to the Chapter 11 Cases, among other things, in all cases, subject to the terms of the DIP Term Credit Agreement.

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans under the DIP Term Facility will bear interest at a rate per annum equal to (i) in the case of a base rate loan, the base rate (which is subject to a floor of 2.00%) plus 10.75% or (ii) in the case of a Eurodollar rate loan, the adjusted London interbank offering rate (which is subject to a floor of 1.00%) plus 11.75%. Upon the occurrence and during the continuance of an event of default under the DIP Term Facility, the Company will be subject to a default rate of interest equal to 2.00% above the rate otherwise applicable.

Each lender under the Term Loan, including the Backstop Parties (collectively, the “Prepetition Term Lenders”), will have the right to participate in its ratable share of 50% of the DIP Term Facility and the Exit Term Facility (as defined below). Pursuant to the Backstop Commitment Letter, the Backstop Parties will provide 50% of the DIP Term Loans and loans under the First Out Exit Term Facility and provide any DIP Term Loans and loans under the First Out Exit Term Facility not provided by other Prepetition Term Lenders (the “Backstop Commitments”). As consideration for the Backstop Commitments and other agreements of the Backstop Parties under the Backstop Commitment Letter and under the RSA, the Company will pay the Backstop Parties a cash premium equal to $7.5 million in the aggregate upon the funding of the New Money DIP Loans. If the RSA is terminated prior to the funding of the DIP Term Facility, the Company will pay the Backstop Parties a cash premium equal to $7.5 million in the aggregate on the RSA termination date. The Backstop Commitment Letter and the Backstop Commitments will terminate upon the occurrence of certain events set forth therein, including the termination of the RSA.

The DIP Term Facility will convert (the “Conversion”) on a dollar-for-dollar basis into first out term loans (the “First Out Exit Term Facility”) upon the satisfaction of certain conditions set forth in the Backstop Commitment Letter, the DIP Term Credit Agreement and the exit facility term sheet attached to the Backstop Commitment Letter, including the Plan Effective Date (as defined in the RSA) having occurred. Also upon the satisfaction of such conditions, the Prepetition Term Lenders, including holders of DIP Term Loans, will receive their pro rata share of $88.2 million of last out term loans (the “Last Out Exit Term Facility” and, together with the First Out Exit Term Facility, the “Exit Term Facility”).

If, after the DIP Term Facility has been funded, the Conversion does not occur, the DIP Term Loans will be repaid in cash on their stated maturity, which will be six months after the effective date of the DIP Term Credit Agreement, subject to earlier termination upon the occurrence of certain events specified in the DIP Term Credit Agreement, which includes dismissal of the Chapter 11 Cases or a sale of all, or substantially all, of the Debtors’ assets. In addition, in such case, or upon the Debtors selling all, or substantially all, of their assets, the Company will pay the DIP Term Loan lenders a cash premium equal to 11.23% of the DIP Term Loans so repaid on the date on which the DIP Term Loans are repaid in full. Also in such event, as discussed above, pursuant to the Backstop Commitment Letter, the Company will pay the Backstop Parties a cash premium equal to $7.5 million in the aggregate on the RSA termination date.

Nasdaq Delisting

On July 24, 2020, the Company received a letter from the Listing Qualifications Department staff of Nasdaq notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, at the opening of business on August 4, 2020, trading of the Company’s common stock was suspended from Nasdaq and the Company’s common stock began trading on the OTC Pink Marketplace under the symbol “ASNAQ.” The Company has decided not to appeal Nasdaq’s determination.

Termination of Interest Rate Swap

Since the Chapter 11 Cases represent an event of default as defined under the terms of the Company’s interest rate swap agreement discussed in Note 11, the counterparty terminated the swap agreement on July 23, 2020. As a result of the termination, the fair value of $8.4 million as of May 2, 2020, which was recorded as a deferred loss within Accumulated other comprehensive loss, will be recognized in the Company’s consolidated statement of operations in the fourth quarter of Fiscal 2020.

Tax Benefits Preservation Plan

On May 26, 2020, the Company adopted a Tax Benefits Preservation Plan (the “Plan”) as a measure to protect its existing net operating loss carryforwards and other tax benefits (“Tax Attributes”). Use of any Tax Attributes will be substantially limited if the Company experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code (“Section 382”). For

ASCENA RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

example, the Company’s ability to use its NOLs may become subject to limitation or may be reduced or eliminated in connection with the Chapter 11 Cases.

While the Plan is in effect, any person or group that acquires beneficial ownership of 4.9% or more of the Company’s common stock then outstanding without approval from the Board or without meeting certain customary exceptions would be subject to significant dilution in their ownership interest in the Company. Stockholders who currently own 4.9% or more of the Company’s outstanding common stock will not trigger the Plan unless they acquire 0.5% or more additional shares of common stock.

Pursuant to the Plan, one right will be distributed to the Company’s stockholders of record for each share of common stock owned at the close of business on June 5, 2020. Each Right would initially represent the right to purchase from the Company one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.01 (the “Preferred Stock”) at a purchase price of $6.30 per one one-thousandth of a share. The preferred stock will entitle the holder to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of preferred stock. The Board may redeem the rights in whole, but not in part, for $0.001 per right (subject to adjustment) at any time prior to the close of business on the tenth business day after the first date of public announcement that any person or group has triggered the Plan.

The rights will expire on the earliest of (i) the close of business on May 25, 2021, (ii) the time at which the rights are redeemed or exchanged, (iii) the time at which the Board determines that the Tax Attributes are fully utilized, expired, no longer necessary or become limited under Section 382, or (iv) the beginning of the taxable year to which the Board determines no Tax Benefits may be carried forward.

June LTIP Payout

In June 2020, the Company announced that it was accelerating payment under its currently active LTIP plans, for which the pre-established targets have already been met. After the June 2020 payout, expense associated with those portions of the LTIP plans where the pre-established targets were not met will be reversed in the fourth quarter of Fiscal 2020. These plans are more fully discussed in Note 17. As a result of the payout, the Company expects to record a reverse of expense of approximately $4.5 million to reflect the differential between the amount accrued as of the end of the third quarter and the amount actually paid in the fourth quarter. Accordingly, the Company expects that there will be no liability outstanding as of the end of Fiscal 2020 associated with its LTIP plans.

Sale of the Mahwah, NJ Campus

On June 29, 2020, the Company completed the sale of its corporate campus in Mahwah, NJ to Volvo Cars USA, LLC “Volvo”. Also in connection with the sale, the Company and Volvo entered into a five-year lease whereby the Company will lease back a portion of the campus which currently houses some of its Corporate employees. Consideration for the sale included approximately $20.6 million of cash paid to the Company and $1.3 million paid into an escrow account to cover future real estate taxes and operating expenses to be incurred during the five-year lease. The cash proceeds from the sale were used to make a payment against the Company’s Term Loan on July 3, 2020.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 Forward-Looking Statements

Certain statements made within this Form 10-Q may constitute “forward-looking statements” within the meaning of, and are being made pursuant to, the “safe harbor” provisions, of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are statements related to future, not past, events, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “estimate,” “forecast,” “target,” “preliminary,” or “range,” although not all forward-looking statements contain these identifying words. Forward-looking statements are based only on the current assumptions of ascena retail group, inc. (“ascena” or the “Company”) and its views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company’s control that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, risks associated with the coronavirus (“COVID-19”) pandemic (including any resurgence) and actions we have taken in response thereto; risks attendant to the bankruptcy process, including the Company’s ability to obtain approval from the Bankruptcy Court (as defined below) with respect to motions or other requests made to the Bankruptcy Court during the Chapter 11 Cases (as defined below), including with respect to any proposed debtor-in-possession financing; the ability of the Company to negotiate, develop, confirm and consummate a plan of reorganization; the effects of the Chapter 11 Cases, including increased legal and other professional costs necessary to execute the Company’s reorganization, on the Company’s liquidity (including the availability of operating capital during the pendency of the Chapter 11 Cases), results of operations or business prospects; the length of time that the Company will operate under Chapter 11 protection; risks associated with third-party motions in the Chapter 11 Cases; conditions to which any debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside the Company’s control; more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell the Company merchandise on a timely basis or at all; the Company’s ability to attract, motivate and retain key executives and other personnel; risks arising from the Company’s common stock being delisted from The Nasdaq Stock Market (“Nasdaq”); general economic conditions that adversely impact consumer spending; disruptions at ports used to import the Company’s products; increases in the price of raw materials, labor or energy and transportation costs; the Company’s ability to anticipate and respond to changing fashion trends and customer preferences in a timely manner; the Company’s ability to maintain its brand image; the impact of cost reduction initiatives; the Company’s ability to successfully achieve its business strategies; and changes in U.S. trade policies and trade restrictions. Please refer to our Annual Report on Form 10-K for the fiscal year ended August 3, 2019 (the “Fiscal 2019 10-K”) and subsequent filings with the Securities and Exchange Commission (the “SEC”), including Part II, Item 1A — “Risk Factors” of this Quarterly Report on Form 10-Q, for a further discussion of risks and uncertainties. The Company does not undertake to publicly update or review its forward-looking statements even if experience or future changes make it clear that our projected results expressed or implied will not be achieved.

OVERVIEW

Our Business

The Company is a Delaware corporation and is a national specialty retailer of apparel for women and tween girls, with annual revenue from continuing operations of approximately $4.7 billion for Fiscal 2019. We and our subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

Recent Developments

Voluntary Reorganization Under Chapter 11

On July 23, 2020 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). The Company’s Chapter 11 Cases are being jointly administered under the caption In re: Ascena Retail Group, Inc., et al., Case No. 20-33113. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Bankruptcy Court filings and other information related to the Chapter 11 Cases are available free of charge online at http://cases.primeclerk.com/ascena/.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

The Debtors have filed the Chapter 11 Cases to implement the terms of a Restructuring Support Agreement, dated July 23, 2020 (together with all exhibits and schedules thereto, the “RSA”), by and among the Company and certain of its subsidiaries (each, a “Company Party” and collectively, the “Company Parties”) and members of an ad hoc group of lenders (the “Consenting Stakeholders”) under the Term Credit Agreement, dated as of August 21, 2015 (as amended, restated, supplemented or otherwise modified from time to time, the “Prepetition Term Credit Agreement”), among the Company, AnnTaylor Retail, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent. The RSA is supported by Consenting Stakeholders holding approximately 68% of the borrowings under the Prepetition Term Credit Agreement as of the Petition Date.

On July 23, 2020, prior to commencement of the Chapter 11 Cases and as contemplated by the RSA, the Company entered into a Backstop Commitment Letter (the “Backstop Commitment Letter”) with certain of the Consenting Stakeholders or their affiliates (the “Backstop Parties”) pursuant to which the Backstop Parties have committed to provide the Company with a superpriority senior secured debtor-in-possession term loan credit facility of up to $311.8 million in the aggregate (the “DIP Facility”) consisting of (i) up to $150.0 million in new money term loans (the “New Money DIP Loans”) and (ii) up to $161.8 million of certain prepetition term loan obligations that will be rolled into the DIP Term Facility, on the terms and conditions set forth therein, including the approval of the Bankruptcy Court, which has not been obtained at this time. The proceeds of the New Money DIP Loans may be used to pay certain costs, fees and expenses related to the Chapter 11 Cases, among other things.

For the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part II, Item 1A — “Risk Factors” of this Quarterly Report on Form 10-Q. As a result of these risks and uncertainties, the amount and composition of the Company’s assets and liabilities could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and liquidity and capital resources included in this Quarterly Report on Form 10-Q may not accurately reflect its operations, properties and liquidity and capital resources following emergence from the Chapter 11 Cases.

For more information regarding the Chapter 11 Cases, the RSA and the Backstop Commitment Letter, see Note 21 to the accompanying condensed consolidated financial statements, and for information regarding our ability to continue as a going concern, see Note 1 to the accompanying condensed consolidated financial statements.

COVID-19 pandemic

As described elsewhere herein, COVID-19 has had far-reaching adverse impacts on many aspects of our operation, directly and indirectly, including our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts have been rapidly changing and is expected to continue to be so in the near term. In light of the continued uncertain situation relating to COVID-19, during the third quarter of Fiscal 2020, we took a number of precautionary measures to manage our resources conservatively by reducing and/or deferring capital expenditures, inventory purchases and operating expenses to mitigate the adverse impact of COVID-19, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Such measures include the following:

•The temporary closure of our retail stores;
•The temporary furlough of a substantial portion of our workforce;
•Reductions in pay of ranging amounts for a substantial majority of those employees not placed on temporary furlough;
•Working with our landlords to minimize costs associated with closed retail stores;
•Drawing down $230 million under the Company’s revolving credit facility as a precautionary measure in order to increase its cash position and preserve financial flexibility; and
•Extended vendor payment terms on merchandise and non-merchandise purchases.

In addition to the effects described above, our supply chain has been affected by COVID-19. Certain of the Company’s vendors in Asia were temporarily closed for a portion of the third quarter of Fiscal 2020 as a result of COVID-19, however the vendors had resumed production by the end of the quarter. As the status of the virus is continually changing, it is possible that if COVID-19 re-emerges in the countries where we obtain our goods, it could cause our vendors to cease production again. At the current time, we believe that we have sufficient inventory and supplies to support our demand in the near future.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Besides the lower store sales impact, COVID-19 also significantly impacted our margin rates and our long-term growth assumptions, which resulted in long-term asset impairments in the third quarter of Fiscal 2020, as described more fully in Notes 6 and 7 to the condensed consolidated financial statements.

Subsequent to the end of the third quarter, in May 2020, the Company started to reopen its retail stores. As stores began to reopen, the Company also began to bring certain employees back from temporary furlough. Employees necessary to support the phased re-opening of the business were brought back first. In addition, in June 2020, the Company restored all employees who were not on temporary furlough back to their original pay rates.

Although each of the remedial measures discussed above were taken by the Company to protect the business and preserve liquidity, each may also have the potential to have a material adverse impact on our current business, financial condition and results of operations, and may create additional risks for our Company. While we started to reverse at least some of the temporary measures, we cannot predict the specific duration for which other precautionary measures will stay in effect, and we may elect or need to take additional measures, or reinstate previous measures, as the information available to us continues to develop, including with respect to our employees, distribution centers, relationships with our third-party vendors, and our customers.

As the Company reopened its retail stores, it did so in accordance with local government guidelines. As of the time of this filing, substantially all of our retail stores have re-opened to the public. most with restricted operations. However, the Company continues to closely monitor changes in government guidelines and of the outbreak itself. In certain cases, we have had to close stores that had re-opened. As a result, we continue to believe that COVID-19 will have a significant negative impact on our results of operations, financial position and cash flows for the remainder of Fiscal 2020 and into the first half of Fiscal 2021.

Goodwill and Other Indefinite-lived Intangible Asset Impairment Charges
While overall performance during the second quarter of Fiscal 2020 was in line with management’s expectations, lower than expected sales at our Justice brand, and lower than expected margins at our Ann Taylor brand, resulted in a conclusion that these factors represented impairment indicators which required the Company to test our goodwill and indefinite-lived intangible assets for impairment during the second quarter of Fiscal 2020. As a result of the assessment, we recognized goodwill impairment charges of $54.9 million and $8.5 million at the Ann Taylor and Justice reporting units, respectively, to write-down the carrying values of the reporting units to their fair values. In addition, we recorded non-cash impairment charges to write-down the carrying values of our other intangible assets of $46.9 million which substantially consisted of write-downs of our trade name intangible assets to their fair values at Ann Taylor and Justice by $10.0 million and $35.0 million, respectively.

Further, the impact of the retail store closures in response to COVID-19, along with the continued declines in the Company’s stock price and the fair value of our Term Loan debt, resulted in a conclusion that another triggering event occurred in the third quarter of Fiscal 2020, thereby requiring us to test our goodwill and intangible assets for impairment. The interim test in the third quarter reflected revised long-range assumptions that were reflected in contemplation of the Chapter 11 Cases discussed above. Those assumptions include the wind down of the Catherines brand, a significant reduction in the number of Justice retail stores, an overall reductions in the number of retail stores at the Company’s other brands, and a significant reduction in the Company’s workforce commensurate with the store reductions. As a result of the revised assumptions, we recognized goodwill impairment charges of $15.0 million and $70.5 million at the Ann Taylor and LOFT reporting units to write-down the carrying value of the reporting units to their fair values. In addition, we recorded non-cash impairment charges totaling $41.3 million to write-down the carrying values of our trade name intangible assets to their fair values as follows: $17.7 million at Ann Taylor, $7.8 million at LOFT, $7.8 million at Justice, $3.0 million at Catherines and $5.0 million of our Justice international franchise rights. These impairment charges are more fully described in Note 6 to the condensed consolidated financial statements.

Tangible Asset Impairment Charges

As a result of the revised projections utilized in the Company’s third quarter interim goodwill and intangible asset impairment testing described above, which reflect significant reductions in near-term cash flows over the remaining useful life of certain of our retail stores, as well as the planned store reductions discussed above, we recognized impairment charges of $159.9 million to write down store-related fixed assets and Right-of-use assets to their fair values. Impairment charges by segment reflected

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

$81.1 million at the Premium Fashion segment, $23.6 million at the Plus Fashion segment, and $55.2 million at the Kids Fashion segment. In addition, a long-lived Corporate asset impairment charge of $8.4 million was recorded in the third quarter of Fiscal 2020 which reflects a write-down of the book value of the Company’s campus in Mahwah, NJ to fair market value in connection with its planned sale. These impairment charges are more fully described in Note 7 to the condensed consolidated financial statements.

Discontinued Operations

Dressbarn Wind Down

The Company completed the wind down of its Dressbarn brand during the second quarter of Fiscal 2020. All Dressbarn store locations were closed as of December 31, 2019. As a result, the Company’s Dressbarn business has been classified as a component of discontinued operations within the condensed consolidated financial statements for all periods presented, and when coupled with the sale of maurices discussed below, we no longer present results of the Value Fashion segment. The operating results of Dressbarn are excluded from the discussion below. In connection with the Dressbarn wind down, we have incurred cumulative costs of approximately $62 million, of which approximately $9 million was incurred during the nine months ending May 2, 2020 and included in discontinued operations. No material amounts were incurred during the three months ending May 2, 2020.

Sale of maurices

As discussed in Note 2 to the condensed consolidated financial statements, in May 2019, the Company completed its sale of maurices and has classified maurices as a component of discontinued operations within the condensed consolidated financial statements for the three and nine months ended May 4, 2019 and is also excluded from the discussion below.

Sourcing Reorganization

As a result of the reorganization, the Company incurred approximately $3.2 million of costs, primarily severance-related, in the first nine months of Fiscal 2020. Future costs related to this reorganization are not expected to be material.

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

Summary of Financial Performance

Third Quarter Summary and Key Developments
Highlights of our continuing operations for the third quarter are as follows:
•Sales decreased by 44.8%, reflecting decreases at all of our segments due to the retail store closures;
•Gross margin as a percent of sales decreased to 30.9% primarily due to markdowns and promotional selling necessary to clear excess inventory that was unable to be sold after the closure of our retail stores;
•Operating loss was $600.4 million compared to $230.2 million in the three months ended May 4, 2019 resulting primarily from the lower Net sales and Gross margin declines, higher store-related asset-impairment charges, and higher impairment of other intangible assets, which were offset in part by expense reductions primarily reflecting the furlough of a significant portion of our workforce in response to COVID-19, the impact of our previously-announced cost reduction initiatives, and lower impairment of goodwill; and

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•Net loss from continuing operations per diluted share was $64.25, compared to $22.10 in the three months ended May 4, 2019.
Liquidity highlights for the nine-month period ended May 2, 2020 are as follows:
•Cash used in operations was $18.2 million in Fiscal 2020 compared to cash used in operations of $28.7 million for the nine months ended May 4, 2019
•Capital expenditures were $56.8 million compared to $103.8 million for the nine months ended May 4, 2019; and
•Borrowed $230.0 million under its revolving credit facility during the third quarter and repurchased $79.5 million of outstanding term loan debt during the second quarter for $49.4 million.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS
Three Months Ended May 2, 2020 compared to Three Months Ended May 4, 2019
The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change
	(millions, except per share data)
Net sales	$601.2	$1,088.4	$(487.2)	(44.8)%

Cost of goods sold	(415.4)	(461.1)	45.7	9.9%
Cost of goods sold as % of net sales	69.1%	42.4%
Gross margin	185.8	627.3	(441.5)	(70.4)%
Gross margin as % of net sales	30.9%	57.6%
Other operating expenses:
Buying, distribution and occupancy expenses	(190.4)	(235.7)	45.3	19.2%
BD&O expenses as % of net sales	31.7%	21.7%
Selling, general and administrative expenses	(412.4)	(407.7)	(4.7)	(1.2)%
SG&A expenses as % of net sales	68.6%	37.5%
Restructuring and other related charges	1.2	(6.6)	7.8	NM
Impairment of goodwill	(85.5)	(115.1)	29.6	25.7%
Impairment of other intangible assets	(41.3)	(25.0)	(16.3)	(65.2)%
Depreciation and amortization expense	(57.8)	(67.4)	9.6	14.2%
Total other operating expenses	(786.2)	(857.5)	71.3	8.3%
Operating loss	(600.4)	(230.2)	(370.2)	NM
Operating loss as % of net sales	(99.9)%	(21.2)%
Interest expense	(24.9)	(27.2)	2.3	8.5%
Interest income and other income, net	0.6	0.1	0.5	NM
Loss from continuing operations before (provision) benefit for income taxes and income from equity method investment	(624.7)	(257.3)	(367.4)	NM
(Provision) benefit for income taxes from continuing operations	(5.7)	38.9	(44.6)	NM
Effective tax rate (a)	(0.9)%	15.1%
Loss from equity method investment	(12.3)	—	(12.3)	NM
Loss from continuing operations	(642.7)	(218.4)	(424.3)	NM
Loss from discontinued operations, net of taxes (b)	(0.8)	(19.5)	18.7	95.9%
Net loss	$(643.5)	$(237.9)	$(405.6)	NM

Net loss per common share - basic:
Continuing operations	$(64.25)	$(22.10)	$(42.15)	NM
Discontinued operations	(0.08)	(1.97)	1.89	95.9%
Total net loss per basic common share	$(64.33)	$(24.07)	$(40.26)	NM

Net loss per common share - diluted:
Continuing operations	$(64.25)	$(22.10)	$(42.15)	NM
Discontinued operations	(0.08)	(1.97)	1.89	95.9%
Total net loss per diluted common share	$(64.33)	$(24.07)	$(40.26)	NM
_______
(a) Effective tax rate is calculated by dividing the (Provision) benefit for income taxes from continuing operations by the Loss from continuing operations before (provision) benefit for income taxes and income from equity method investment.
(b)  Income from discontinued operations is presented net of income tax expense of $32.9 million for the three months ended May 4, 2019. No taxes related to discontinued operations were recorded during the three months ended May 2, 2020.
(NM) Not meaningful.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Total Net sales decreased by $487.2 million for the three months ended May 2, 2020 primarily driven by the temporary closure of our retail stores as a result of COVID-19. The change in Net sales for all of our segments primarily reflects a decrease in both store and direct channel sales.

Net sales data for our three operating segments is presented below:

	Three Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$297.3	$549.5	$(252.2)	(45.9)%
Plus Fashion	197.3	311.5	(114.2)	(36.7)%
Kids Fashion	106.6	227.4	(120.8)	(53.1)%
Total net sales	$601.2	$1,088.4	$(487.2)	(44.8)%

Comparable sales (a)				NM
_______
(a) Comparable sales represent combined store comparable sales and direct channel sales. Store comparable sales generally refers to the growth of sales in stores only open in the current period and comparative calendar period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Direct channel sales refer to growth of sales from our direct channel in the current period and comparative calendar period in the prior year. Due to customer cross-channel behavior, we typically report a single, consolidated comparable sales metric, inclusive of store and direct channels. In light of the store closures related to COVID-19, the Company has not disclosed comparable sales as the results are not considered meaningful.

Gross Margin. Gross margin in terms of dollars decreased primarily as a result of a decline in sales and a decline in rate, which is discussed on a segment basis below. The gross margin rate represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales. Gross margin rate is dependent upon a variety of factors, including brand sales mix, product mix, channel mix, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate decreased to 30.9% for the three months ended May 2, 2020 from 57.6% for the three months ended May 4, 2019, resulting from lower gross margins at all three of our operating segments. Gross margin rate results on a segment basis are as follows:
•Premium Fashion gross margin rate performance declined to 50.2% from 57.3% for the three months ended May 4, 2019 primarily reflecting increased inventory reserves and promotional selling necessary to clear excess inventory that was unable to be sold in the normal course due to the temporary closure of our retail stores as a result of COVID-19;
•Plus Fashion gross margin rate performance declined to 19.2% from 59.6% for the three months ended May 4, 2019 primarily reflecting significant inventory markdown reserves and increased promotional selling to clear excess inventory that was unable to be sold in the normal course due to the temporary closure of our retail stores as a result of COVID-19; and
•Kids Fashion gross margin rate performance declined to (1.4)% from 55.6% for the three months ended May 4, 2019 primarily due to significant inventory markdown reserves and increased promotional selling to clear excess inventory that was unable to be sold in the normal course due to the temporary closure of our retail stores as a result of COVID-19.

Buying, Distribution and Occupancy (“BD&O”) Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $45.3 million, or 19.2%, to $190.4 million for the three months ended May 2, 2020. The reduction in expenses was driven by the furlough in the third quarter of Fiscal 2020 of a significant portion of our workforce in response to COVID-19, lower occupancy expense and lower-employee related costs, both resulting from the continued impact of our previously announced cost reduction efforts, as well as amounts received under the transition services

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

agreement with maurices as further discussed in Note 10 to the condensed consolidated financial statements. BD&O expenses as a percentage of net sales increased to 31.7% for the three months ended May 2, 2020 from 21.7% for the three months ended May 4, 2019.

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

SG&A expenses increased by $4.7 million, or 1.2%, to $412.4 million for the three months ended May 2, 2020. The change in SG&A expenses reflects reductions due to the furlough in the third quarter of Fiscal 2020 of a significant portion of our workforce, the continuation of our previously announced cost reduction initiatives, mainly reflecting lower store related expenses and non-merchandise procurement savings, lower marketing expenses, and amounts received under the transition services agreement with maurices, as further discussed in Note 10 to the condensed consolidated financial statements. These savings were more than offset by significantly higher impairment charges related to our tangible assets. SG&A expenses as a percentage of net sales increased to 68.6% for the three months ended May 2, 2020 from 37.5% for the three months ended May 4, 2019.

Depreciation and Amortization Expense decreased by $9.6 million, or 14.2%, to $57.8 million for the three months ended May 2, 2020. The decrease was across all of our segments and was driven by a lower level of store-related fixed assets, offset in part by incremental depreciation from capital investments placed into service during Fiscal 2019.

Operating Loss. Operating loss was $600.4 million for the three months ended May 2, 2020 compared to $230.2 million for the three months ended May 4, 2019 and is discussed on a segment basis below.

Operating results for our three operating segments are presented below:

	Three Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change
	(millions)
Operating (loss) income:
Premium Fashion	$(179.2)	$(15.9)	$(163.3)	NM
Plus Fashion	(122.8)	(35.7)	(87.1)	NM
Kids Fashion	(172.8)	(31.9)	(140.9)	NM
Unallocated restructuring and other related charges	1.2	(6.6)	7.8	NM
Unallocated impairment of goodwill	(85.5)	(115.1)	29.6	25.7%
Unallocated impairment of other intangible assets	(41.3)	(25.0)	(16.3)	(65.2)%
Total operating loss	$(600.4)	$(230.2)	$(370.2)	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results decreased by $163.3 million primarily due to a decline in sales and a lower gross margin rate, as discussed above, and significantly higher store-related impairment charges, offset in part by operating expense reductions primarily driven by the furlough in the third quarter of Fiscal 2020 of a significant portion of our workforce in response to COVID-19 and lower expenses as a result of our continued cost reduction efforts.

Plus Fashion operating results decreased by $87.1 million primarily due to a decline in sales and a lower gross margin rate, as discussed above, offset in part by lower operating expenses. Operating expense reductions were primarily driven by the furlough in the third quarter of Fiscal 2020 of a significant portion of our workforce in response to COVID-19 and lower expenses as a result of our continued cost reduction efforts.
Kids Fashion operating results decreased by $140.9 million primarily due to a decline in sales and a lower gross margin rate, as discussed above, and significantly higher store-related impairment charges, offset in part by operating expense reductions

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

driven by the furlough in the third quarter of Fiscal 2020 of a significant portion of our workforce in response to COVID-19 and lower expenses as a result of our continued cost reduction efforts.

Unallocated Restructuring and Other Related Charges of $(1.2) million for the three months ended May 2, 2020 primarily reflects the true up of previously accrued severance-related costs to the amounts actually paid. The $6.6 million for the three months ended May 4, 2019 primarily reflected professional fees incurred in connection with the identification and implementation of our cost reduction initiatives.

Unallocated Impairment of Goodwill reflects the write-down of the carrying values of the reporting units to their fair values as follows: $15.0 million of our Ann Taylor reporting unit and $70.5 million of our LOFT reporting unit. The $115.1 million for the three months ended May 4, 2019 reflects the write-down of the carrying values of the Lane Bryant and Catherines reporting units to their fair values.

Unallocated Impairment of Other Intangible assets reflects the write-down of the Company's other intangible assets to their fair values and primarily consisted of $17.7 million of our Ann Taylor trade name, $7.8 million of our LOFT trade name, $7.8 million of our Justice trade name, $3.0 million of our Catherines trade name, and $5.0 million of our Justice franchise rights. For the three months ended May 4, 2019, we recorded the write-down of the Company’s trade name intangible assets to their fair values as follows: $23.0 million of our Lane Bryant trade name and $2.0 million of our Catherines trade name.

Interest Expense decreased by $2.3 million, or 8.5%, to $24.9 million for the three months ended May 2, 2020 primarily due to a lower interest rate on our variable-rate term loan during the three months ended May 2, 2020, partially offset by interest on our revolving borrowings drawn down during the third quarter of Fiscal 2020. There were no revolver borrowings outstanding during the three months ended May 4, 2019.

(Provision) Benefit for Income Taxes from Continuing Operations represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the three months ended May 2, 2020, we recorded a tax provision of $5.7 million on a pre-tax loss of $624.7 million, for an effective tax rate of (0.9)%, which was lower than the statutory tax rate as a result of non-deductible impairments of goodwill and changes in the valuation allowance on U.S. federal and state deferred tax assets. In the three months ended May 4, 2019, we recorded a tax benefit of $38.9 million on a pre-tax loss of $257.3 million for an effective tax rate of 15.1%, which was lower than the statutory tax rate primarily due to non-deductible impairments of goodwill, a partial federal valuation allowance, and global intangible low-taxed income (“GILTI”), both of which are discussed in Note 14 to the condensed consolidated financial statements.

Loss from Continuing Operations increased by $424.3 million to $642.7 million for the three months ended May 2, 2020. The increase was primarily due to the lower Net sales and Gross margin and higher impairments of our retail store assets and other intangible assets, which were offset in part by lower impairments of goodwill, which are all discussed above.

Net Loss from Continuing Operations per Diluted Common Share was $64.25 per share for the three months ended May 2, 2020, compared to $22.10 per share in the three months ended May 4, 2019, primarily as a result of an increase in the loss from continuing operations, as discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Nine Months Ended May 2, 2020 compared to Nine Months Ended May 4, 2019
The following table summarizes operating results for certain financial statement line items:

	Nine Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change
	(millions, except per share data)
Net sales	$2,937.7	$3,507.2	$(569.5)	(16.2)%

Cost of goods sold	(1,452.6)	(1,528.1)	75.5	4.9%
Cost of goods sold as % of net sales	49.4%	43.6%
Gross margin	1,485.1	1,979.1	(494.0)	(25.0)%
Gross margin as % of net sales	50.6%	56.4%
Other operating expenses:
Buying, distribution and occupancy expenses	(634.8)	(715.9)	81.1	11.3%
BD&O expenses as % of net sales	21.6%	20.4%
Selling, general and administrative expenses	(1,147.9)	(1,178.5)	30.6	2.6%
SG&A expenses as % of net sales	39.1%	33.6%
Restructuring and other related charges	(2.1)	(28.0)	25.9	92.5%
Impairment of goodwill	(148.9)	(115.1)	(33.8)	(29.4)%
Impairment of other intangible assets	(88.2)	(25.0)	(63.2)	NM
Depreciation and amortization expense	(189.4)	(209.4)	20.0	9.6%
Total other operating expenses	(2,211.3)	(2,271.9)	60.6	2.7%
Operating loss	(726.2)	(292.8)	(433.4)	NM
Operating loss as % of net sales	(24.7)%	(8.3)%
Interest expense	(76.6)	(80.1)	3.5	4.4%
Interest income and other income, net	3.9	1.9	2.0	NM
Gain on extinguishment of debt	28.5	—	28.5	NM
Loss from continuing operations before (provision) benefit for income taxes and income from equity method investment	(770.4)	(371.0)	(399.4)	NM
(Provision) benefit for income taxes from continuing operations	(9.2)	48.2	(57.4)	NM
Effective tax rate (a)	(1.2)%	13.0%
Income from equity method investment	11.0	—	11.0	NM
Loss from continuing operations	(768.6)	(322.8)	(445.8)	NM
Income from discontinued operations, net of taxes (b)	59.4	19.3	40.1	NM
Net loss	$(709.2)	$(303.5)	$(405.7)	NM

Net (loss) income per common share - basic:
Continuing operations	$(77.08)	$(32.73)	$(44.35)	NM
Discontinued operations	5.96	1.96	4.00	NM
Total net loss per basic common share	$(71.12)	$(30.77)	$(40.35)	NM

Net (loss) income per common share - diluted:
Continuing operations	$(77.08)	$(32.73)	$(44.35)	NM
Discontinued operations	5.96	1.96	4.00	NM
Total net loss per diluted common share	$(71.12)	$(30.77)	$(40.35)	NM
_______
(a) Effective tax rate is calculated by dividing the (Provision) benefit for income taxes from continuing operations by the Loss from continuing operations before (provision) benefit for income taxes and income from equity method investment.
(b)  Income from discontinued operations is presented net of income tax expense of $44.1 million for the nine months ended May 4, 2019. No taxes related to discontinued operations were recorded during the nine months ended May 2, 2020.
(NM) Not meaningful.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Total Net sales decreased by $569.5 million for the nine months ended May 2, 2020 primarily driven by the temporary closure of our retail stores as a result of COVID-19 during the third quarter of Fiscal 2020 and, to a lesser degree, the comparable sales decline experienced in the first half of Fiscal 2020 at our Premium and Kids segments, offset in part by a comparable sales increase at our Plus segment in the first half of Fiscal 2020.

Net sales data for our three operating segments is presented below:

	Nine Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$1,506.4	$1,784.4	$(278.0)	(15.6)%
Plus Fashion	795.7	902.7	(107.0)	(11.9)%
Kids Fashion	635.6	820.1	(184.5)	(22.5)%
Total net sales	$2,937.7	$3,507.2	$(569.5)	(16.2)%

Comparable sales (a)				NM
_______
(a) Comparable sales represent combined store comparable sales and direct channel sales. Store comparable sales generally refers to the growth of sales in stores only open in the current period and comparative calendar period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Direct channel sales refer to growth of sales from our direct channel in the current period and comparative calendar period in the prior year. Due to customer cross-channel behavior, we typically report a single, consolidated comparable sales metric, inclusive of store and direct channels. In light of the store closures related to COVID-19 during the third quarter of Fiscal 2020, the Company has not disclosed comparable sales as the results are not considered meaningful.

Gross Margin. Gross margin in terms of dollars was primarily lower as a result of a decline in sales and a decline in rate, which is discussed on a segment basis below. The gross margin rate represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales. Gross margin rate is dependent upon a variety of factors, including brand sales mix, product mix, channel mix, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate decreased by 580 basis points from 56.4% for the nine months ended May 4, 2019 to 50.6% for the nine months ended May 2, 2020, resulting from lower margins at all three of our operating segments. Gross margin rate highlights on a segment basis are as follows:

•Premium Fashion gross margin rate performance declined to 55.1% for the nine months ended May 2, 2020 from 56.9% for the nine months ended May 4, 2019 primarily reflecting increased inventory reserves and promotional selling to clear excess inventory that was unable to be sold in the normal course due to the temporary closure of our retail stores as a result of COVID-19 during the third quarter of Fiscal 2020 and higher shipping costs related to increased direct channel penetration;
•Plus Fashion gross margin rate performance declined to 48.8% for the nine months ended May 2, 2020 from 58.2% for the nine months ended May 4, 2019 primarily reflecting significant inventory markdown reserves and increased promotional selling to clear excess inventory that was unable to be sold in the normal course due to the temporary closure of our retail stores as a result of COVID-19 during the third quarter of Fiscal 2020, offset in part by the improved product acceptance experienced during the first half of Fiscal 2020; and
•Kids Fashion gross margin rate performance declined to 42.0% for the nine months ended May 2, 2020 from 53.5% for the nine months ended May 4, 2019 primarily due to significant inventory markdown reserves and increased promotional selling to clear excess inventory that was unable to be sold in the normal course due to the temporary closure of our retail stores as a result of COVID-19 during the third quarter of Fiscal 2020. The gross margin decline also reflects increased markdowns in the first half of Fiscal 2020 resulting from lower store traffic.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Buying, Distribution and Occupancy (“BD&O”) Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $81.1 million, or 11.3%, to $634.8 million for the nine months ended May 2, 2020. The reduction in expenses was driven by the furlough in the third quarter of Fiscal 2020 of a significant portion of our workforce in response to COVID-19, lower occupancy expense and lower-employee related costs, both resulting from the continued impact of our previously announced cost reduction efforts, as well as amounts received under the transition services agreement with maurices as further discussed in Note 10 to the condensed consolidated financial statements. BD&O expenses as a percentage of net sales increased by 120 basis points to 21.6% for the nine months ended May 2, 2020.

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

SG&A expenses decreased by $30.6 million, or 2.6%, to $1,147.9 million for the nine months ended May 2, 2020. The reduction in SG&A expenses was primarily due to the furlough in the third quarter of Fiscal 2020 of a significant portion of our workforce, the continuation of our previously announced cost reduction initiatives, mainly reflecting lower store related expenses and non-merchandise procurement savings, lower marketing expenses, and amounts received under the transition services agreement with maurices, as further discussed in Note 10 to the condensed consolidated financial statements. These savings were offset in part by higher store-related impairment charges. SG&A expenses as a percentage of net sales increased by 550 basis points to 39.1% for the nine months ended May 2, 2020.

Depreciation and Amortization Expense decreased by $20.0 million, or 9.6%, to $189.4 million for the nine months ended May 2, 2020. The decrease is across all of our segments and was driven by a lower level of store-related fixed assets, offset in part by incremental depreciation from capital investments placed into service during Fiscal 2019.

Operating Loss. Operating loss was $726.2 million for the nine months ended May 2, 2020 compared to $292.8 million for the nine months ended May 4, 2019 and is discussed on a segment basis below.

Operating results for our three operating segments are presented below:

	Nine Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change
	(millions)
Operating (loss) income:
Premium Fashion	$(140.2)	$16.1	$(156.3)	NM
Plus Fashion	(138.4)	(96.0)	(42.4)	(44.2)%
Kids Fashion	(208.4)	(44.8)	(163.6)	NM
Unallocated restructuring and other related charges	(2.1)	(28.0)	25.9	92.5%
Unallocated impairment of goodwill	(148.9)	(115.1)	(33.8)	(29.4)%
Unallocated impairment of other intangible assets	(88.2)	(25.0)	(63.2)	NM
Total operating loss	$(726.2)	$(292.8)	$(433.4)	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results decreased by $156.3 million primarily driven by a decline in sales and a lower gross margin rate, as discussed above, offset in part by lower operating expenses. Operating expense reductions were primarily driven by the furlough in the third quarter of Fiscal 2020 of a significant portion of our workforce in response to COVID-19, lower expenses as a result of our continued cost reduction efforts, and lower depreciation expense. These expense reductions were offset in part by significantly higher store-related impairment charges.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Plus Fashion operating results decreased by $42.4 million primarily due to a decline in sales and a lower gross margin rate, as discussed above, offset in part by lower operating expenses. Operating expense reductions were primarily driven by the furlough in the third quarter of Fiscal 2020 of a significant portion of our workforce in response to COVID-19 and lower expenses as a result of our continued cost reduction efforts.

Kids Fashion operating results decreased by $163.6 million primarily due to a decline in sales and a lower gross margin rate, as discussed above, offset in part by lower operating expenses. Operating expense reductions were primarily driven by the furlough in the third quarter of Fiscal 2020 of a significant portion of our workforce in response to COVID-19 and lower expenses as a result of our continued cost reduction efforts. These expense reductions were offset in part by significantly higher store-related impairment charges.

Unallocated Restructuring and Other Related Charges of $2.1 million for the nine months ended May 2, 2020 primarily reflects severance-related costs associated with the reorganization of the Company’s sourcing operations. The $28.0 million in the nine months ended May 4, 2019 reflected costs associated with the Change for Growth program and primarily included professional fees of $28.2 million incurred in connection with the identification and implementation of the transformation initiatives and approximately $(0.2) million related to severance accruals mainly associated with changes in senior management that occurred during the third quarter of Fiscal 2019, which were recorded net of reversals associated with long-term compensation programs.

Unallocated Impairment of Goodwill reflects the write-down of the carrying values of the reporting units to their fair values as follows: $69.9 million of our Ann Taylor reporting unit, $70.5 million of our LOFT reporting unit, and $8.5 million of our Justice reporting unit. The $115.1 million in the nine months ended May 4, 2019 reflects the write-down of the carrying values of the Lane Bryant and Catherines reporting units to their fair values.

Unallocated Impairment of Other Intangible assets reflects the write-down of the Company's other intangible assets to their fair values and primarily consisted of $27.7 million of our Ann Taylor trade name, $7.8 million of our LOFT trade name, $42.8 million of our Justice trade name, $4.0 million of our Catherines trade name, and $5.9 million of our Justice franchise rights. In the nine months ended May 4, 2019, we recorded the write-down of the Company’s trade name intangible assets to their fair values as follows: $23.0 million of our Lane Bryant trade name and $2.0 million of our Catherines trade name.

Interest Expense decreased by $3.5 million, or 4.4%, to $76.6 million for the nine months ended May 2, 2020 primarily due to a lower average outstanding term loan balance as a result of the second quarter debt repurchases and a lower interest rate on our variable-rate term loan during the nine months ended May 2, 2020, partially offset by interest on our revolving borrowings drawn down during the third quarter of Fiscal 2020. There were no revolver borrowings outstanding during the nine months ended May 4, 2019.

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

(Provision) Benefit for Income Taxes from Continuing Operations represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the nine months ended May 2, 2020, we recorded a tax provision of $9.2 million on a pre-tax loss of $770.4 million, for an effective tax rate of (1.2)%, which was lower than the statutory tax rate as a result of non-deductible impairments of goodwill and changes in the valuation allowance on U.S. federal and state deferred tax assets. In the year-ago period, we recorded a tax benefit of $48.2 million on a pre-tax loss of $371.0 million for an effective tax rate of 13.0%, which was lower than the statutory tax rate primarily due to non-deductible impairments of goodwill, a partial federal valuation allowance, and GILTI, both of which are discussed in Note 14 to the condensed consolidated financial statements.

Loss from Continuing Operations increased by $445.8 million to $768.6 million for the nine months ended May 2, 2020. The increase was primarily due to the lower Net sales and Gross margin and higher impairments of our retail store assets, goodwill and other intangible assets, which are discussed above.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Loss from Continuing Operations per Diluted Common Share was $77.08 per share for the nine months ended May 2, 2020, compared to $32.73 per share for the nine months ended May 4, 2019, primarily as a result of an increase in the loss from continuing operations, as discussed above.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows from continuing operations and is presented as follows:

	Nine Months Ended
	May 2, 2020	May 4, 2019
	(millions)
Cash flows used in operating activities	$(18.2)	$(28.7)
Cash flows used in investing activities	(51.8)	(102.8)
Cash flows provided by financing activities	180.7	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$110.7	$(131.5)

Net cash used in operating activities. Net cash used in operating activities was $18.2 million for the nine months ended May 2, 2020, compared to $28.7 million for the nine months ended May 4, 2019. Net cash used in operating activities decreased primarily due to the lower earnings before non-cash expenses resulting from the lower sales and margin rates due to COVID-19, offset in part by reduced inventory purchases and the extension of payment terms to vendors and landlords.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended May 2, 2020 was $51.8 million, consisting of capital expenditures of $56.8 million, offset in part by $5.0 million received from the sale of intellectual property rights associated with the Dressbarn direct channel operations. Net cash used in investing activities for the nine months ended May 4, 2019 was $102.8 million, consisting primarily of capital expenditures.

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended May 2, 2020 reflects proceeds from our revolving credit facility of $230 million offset by repurchases of our Term Loan debt. Net cash used in financing activities for the nine months ended May 4, 2019 was $0.0 million.

Capital Spending

Capital expenditures during the nine months ended May 2, 2020 were $56.8 million which included spending for capital investments in connection with our digital initiatives, infrastructure, and our retail store network. For a detailed discussion of our significant capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2019 10-K.

With the completion of initiatives related to the Change for Growth program in Fiscal 2019, and our continued focus on optimizing our capital resource allocation, we had reduced our planned capital spending for Fiscal 2020 and now, as a result of COVID-19, we expect that total capital spending for Fiscal 2020 will be in the range of $60-$80 million. Our capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s Amended Revolving Credit Agreement which is discussed below.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, proceeds from the sale of assets, available cash and cash equivalents, and prior to the commencement of the Chapter 11 Cases on July 23, 2020, access to our Amended Revolving Credit Agreement and the Term Loan (both of which are defined below). As of May 2, 2020, we had $167.7 million of availability under the Amended Revolving Credit Agreement and we had cash and cash equivalents of $438.7 million, approximately $44 million, or 10%, of which was held overseas by our foreign subsidiaries. Prior to the commencement of the Chapter 11 Cases, these sources of liquidity were used to fund our ongoing cash requirements, such as

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

inventory purchases and other changes in working capital requirements, construction and renovation of stores, investment in technological and supply chain infrastructure, acquisitions, debt service, open market purchases of debt, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. For a detailed description of the terms and restrictions under our amended and restated revolving credit agreement dated February 27, 2018 (the “Amended Revolving Credit Agreement”), and the $1.8 billion seven-year term loan (the “Term Loan”), see Note 10 to the audited consolidated financial statements included in the Fiscal 2019 10-K.

As discussed elsewhere herein, COVID-19 has had a material adverse effect on our revenues, earnings, liquidity, and cash flows, and may continue to have a continued impact for the foreseeable future. As a result of the reduced cash flows, our ability to meet our future debt service obligations has been impacted by COVID-19, and on July 23, 2020, the Company and certain of its subsidiaries commenced the Chapter 11 Cases.

On July 23, 2020, the Company entered into the Backstop Commitment Letter pursuant to which the Backstop Parties have committed to provide the Company loans, including up to $150.0 million of New Money DIP Loans, under the DIP Facility, on the terms and conditions set forth therein, including the approval of the Bankruptcy Court, which has not been obtained at this time. Following the commencement of the Chapter 11 Cases, the Company may not make borrowings under the Amended Revolving Credit Agreement.

Management currently believes that cash flows from operations at anticipated levels, and our existing sources of liquidity described above, including the New Money DIP Loans, will be sufficient to support our operating needs, costs savings initiatives, capital requirements, and our debt service requirements through the Chapter 11 Cases. However, for the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part II, Item 1A — “Risk Factors” of this Quarterly Report on Form 10-Q. As a result of these risks and uncertainties, the amount and composition of the Company’s assets and liabilities could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and liquidity and capital resources included in this Quarterly Report on Form 10-Q may not accurately reflect its operations, properties and liquidity and capital resources following emergence from the Chapter 11 Cases.

For more information regarding the Chapter 11 Cases, the RSA and the Backstop Commitment Letter, see Note 21 to the accompanying condensed consolidated financial statements, and for information regarding our ability to continue as a going concern, see Note 1 to the accompanying condensed consolidated financial statements.

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
Goodwill and Other Indefinite-lived Intangible Asset Impairment Assessment
Fiscal 2020 Third Quarter Interim Impairment Assessment

The third quarter of Fiscal 2020 reflected a significant decline in the Company’s stock price and the fair value of our Term Loan debt due to the financial market uncertainty from COVID-19 which also resulted in the closure of our retail stores and led to a substantial decrease in our retail store revenue. The Company concluded that these factors represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the third quarter of Fiscal 2020.

As a result of lower forecasted revenue assumptions over the projection period, the Company recognized a goodwill impairment charge of $85.5 million as follows: $15.0 million at the Ann Taylor reporting unit and $70.5 million at the LOFT reporting unit to write down the carrying values of the reporting units (based on the revised carrying value after deducting the trade name impairments discussed below) to their fair values. In addition, the Company recognized impairment losses of $41.3 million to write down the carrying values of its trade name intangible assets as follows: $17.7 million of our Ann Taylor trade name, $7.8 million of our LOFT trade name, $7.8 million of our Justice trade name, $3.0 million of our Catherines trade name and $5.0 million of our Justice franchise rights.

Significant assumptions underlying the discounted cash flows included: a weighted average cost of capital ("WACC") of 22.9% for Ann Taylor and 24.9% for LOFT which was determined from relevant market comparisons and adjusted for specific risks; operating income margin of low single-digits and a terminal growth rate of 2%. Changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each of the significant assumptions is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in WACC rate would increase/decrease the fair value by approximately $5 million at Ann Taylor and approximately $20 million at LOFT. A hypothetical 1% change in the operating income percentages in all periods would increase/decrease the fair value by approximately $30 million at Ann Taylor and approximately $70 million at LOFT. Finally, a hypothetical 1% change in the terminal growth rate would increase/decrease the fair value by approximately $3 million at Ann Taylor and approximately $10 million at LOFT. Any changes in fair value resulting from changes in the assumptions discussed above would increase/decrease the impairment charges of the respective trade name. However, since the Ann Taylor goodwill balances have been written down to zero, changes in the underlying assumptions discussed above would have only decreased the goodwill impairment charge at Ann Taylor and may have resulted in an increase or decrease in the goodwill impairment charge at LOFT.

Fiscal 2020 Second Quarter Interim Impairment Assessment

The second quarter of Fiscal 2020 marked the continuation of the challenging market environment in which the Company competes. While the Company met its overall expectations for the second quarter, lower than expected comparable sales in the second quarter at the Justice brand, and lower than expected margins at our Ann Taylor brand, along with the expectation that such trends may continue into the second half of Fiscal 2020 led the Company to reduce its level of forecasted earnings for Fiscal 2020 and future periods. Since these brands had little or no excess of fair value over its book value at the beginning of Fiscal 2020, the Company concluded that these factors represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the second quarter of Fiscal 2020 (the "January Interim Test").

As a result of a lower forecasted revenue assumptions over the projection period, the Company recognized a goodwill impairment charge of $63.4 million as follows: a goodwill impairment charge of $54.9 million at the Ann Taylor reporting unit and $8.5 million at the Justice reporting unit to write-down the carrying values of the reporting units (based on the

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

revised carrying value after deducting the trade name impairments discussed below) to their fair values. In addition, the Company recognized an impairment loss of $46.9 million to write-down the carrying values of its other intangible assets as follows: $10.0 million of our Ann Taylor trade name, $35.0 million of our Justice trade name, $1.0 million of our Catherines trade name, and $0.9 million of our Justice franchise rights. The fair value of the trade names was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name (Level 3 measurement).

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

Additionally, if we continue to experience sustained periods of unexpected declines or shifts in consumer spending, it could adversely impact the long-term assumptions used in our Interim Test. Such trends may also have a negative impact on some of the other key assumptions used in the Interim Test, including anticipated gross margin and operating income margin, as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. Such changes, if material, may require us to incur additional impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods, including our other reporting units that exceeded, or substantially exceeded, their respective carrying values.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 to the accompanying condensed consolidated financial statements for a description of certain recently adopted or issued accounting standards which may impact our financial statements in future reporting periods.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Part II, Item 7 as specified in the Market Risk Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2019 10-K. Our exposure to market risks as of the end of the preceding year to the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q has not changed materially from the exposure described in the Fiscal 2019 10-K.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of May 2, 2020.

During the first quarter of Fiscal 2020, the Company modified certain existing internal controls and processes and implemented new internal controls and processes in connection with our adoption of the new lease accounting standard. There have been no changes in the Company’s internal control over financial reporting during the quarter ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 18 to the accompanying condensed consolidated financial statements for a description of the Company’s legal proceedings.

Item 1A – RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, please review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2019 10-K. Except as noted below, there have been no material changes during the quarter ended May 2, 2020 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2019 10-K.

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which in turn could have a material adverse effect on our business, financial position, cash flow and results of operations for an extended period of time.

The COVID-19 pandemic has had, and continues to have, an unprecedented impact on the U.S. economy as federal, state and local governments react to, and manage, this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the significant impact of the pandemic on the economy, our customers, supply chain partners, associates and stores, and consumer sentiment in general. In response to the pandemic, which has materially adversely affected our near-term revenues, earnings, liquidity and cash flows, and resulting economic uncertainty, and in an effort to preserve capital, we have, among other measures, closed stores and furloughed associates, reduced base salaries, reduced advertising expenses and planned capital expenditures, extended vendor payment terms and withheld rent payments. We have also reduced merchandise inventory orders, which could impact product availability and sales in future periods due to both the operational issues associated with the reduced orders as well as the result of extended payment terms. In May 2020, we began the process of reopening our stores to the public in accordance with local, state and federal health and safety guidelines, and in June 2020, previous reductions in base salaries have been restored.

As of July 27, 2020, the substantial majority of our retail stores have re-opened to the public, most with restricted operations. However, we are experiencing significantly reduced customer traffic relative to the same period last year, even with respect to our fully reopened stores. As our stores reopen, new practices or protocols could impact our business and may continue and/or increase our operating costs, such as, for example, occupancy limitations. The Company continues to closely monitor changes in government guidelines, as well as any possible resurgence of the pandemic, and may have to as a result extend closures or restrict operations of our stores, corporate offices and distribution facilities. In addition, in some cases, we have had to close stores that had reopened. The extent to which the COVID-19 pandemic impacts our business, financial position, cash flows and results of operations will depend on future developments, including, but not limited to, the duration, spread, severity, impact and possible resurgence of the COVID-19 pandemic, the effects of the pandemic on our customers, associates and vendors, and the regulatory response and the impact of stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. As such, the impact of the COVID-19 pandemic to our business remain highly uncertain. The COVID-19 pandemic, by materially reducing our near-

Item 1A - RISK FACTORS (continued)

term revenues, earnings, liquidity and cash flows, also magnifies many of the other risks to our business, operations, liquidity and financial condition.

Even after the COVID-19 pandemic has subsided, we could experience materially adverse impacts to our business as a result of an economic recession or depression that has occurred or may occur in the future due to a continued erosion in consumer sentiment or the effect of high unemployment on our customer base. Furthermore, the financial condition of our customers may be adversely impacted, which may result in a decrease in discretionary consumer spending and our store traffic and sales. These events may, in turn, have a material adverse impact on our business, financial position, cash flows and results of operations.

We are subject to the risks and uncertainties associated with the Chapter 11 Cases.

On July 23, 2020, the Company and certain of its subsidiaries commenced the Chapter 11 Cases. For the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our strategic business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;
•the high costs of bankruptcy proceedings and related fees;
•our ability to obtain court approval with respect to motions filed in connection with the Chapter 11 Cases from time to time;
•our ability to maintain our relationships with our landlords, suppliers, vendors, service providers, customers, employees and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our strategic business plan;
•the ability of third parties to seek and obtain approval to terminate contracts and other agreements with us;
•the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to a Chapter 7 proceeding; and
•the action and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our strategic business plan.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with the Chapter 11 Cases could adversely affect our relationships with our landlords, suppliers, vendors, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that will occur during the pendency of the Chapter 11 Cases that may be inconsistent with our strategic business plans.

Even if a Chapter 11 plan is consummated, we will continue to face a number of risks, including our ability to reduce expenses, implement any strategic initiatives and generally maintain favorable relationships with, and secure the confidence of, our counterparties. Accordingly, we cannot guarantee that the proposed financial restructuring will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.

Our common stock was suspended from trading on Nasdaq and is traded only on the over-the-counter market, which could negatively affect our stock price and liquidity.

On July 24, 2020, the Company received a letter from the Listing Qualifications Department staff of Nasdaq notifying the Company that, as a result of the Chapter 11 Cases, Nasdaq determined that trading of the Company’s common stock will be

Item 1A - RISK FACTORS (continued)

suspended. The Company has decided not to appeal Nasdaq’s determination. On August 4, 2020, trading of the Company’s common stock was suspended from Nasdaq and the Company’s common stock began trading on the OTC Pink Marketplace under the symbol “ASNAQ.” The Company can provide no assurance that the Company’s common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of the Company’s common stock on this market, whether the trading volume of the Company’s common stock will be sufficient to provide for an efficient trading market or whether quotes for the Company’s common stock will continue on this market in the future.

Quotation of the Company’s common stock on the OTC Pink Marketplace may have an unfavorable impact on the stock price and liquidity. The OTC Pink Marketplace is a significantly more limited market than the New York Stock Exchange or Nasdaq, and the quotation of the Company’s common stock on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of the Company’s common stock. There can be no assurance that there will be an active market for the Company’s shares of common stock, either now or in the future, or that stockholders will be able to liquidate their investment or liquidate it at a price that reflects the value of the business. Additionally, trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders of the Company’s common stock in the Chapter 11 Cases.

Operating under Bankruptcy Court protection for an extended period of time may have an adverse effect on our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. An extended period of operations under Bankruptcy Court protection could have a material adverse effect on business, operational results, financial position and cash flows. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our landlords, suppliers and customers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

Additionally, so long as the Chapter 11 Cases continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. Although we believe that we will have sufficient liquidity to operate our business during the pendency of the Chapter 11 Cases, there is no assurance that we will be able to finalize existing commitments for the DIP Facility. There can be no assurance that the cash made available to us under the DIP Facility or otherwise in our restructuring process and revenue generated by our business operations will be sufficient to fund our operations. In the event that revenues and other available cash are not sufficient to meet our liquidity requirements, we may be required to seek additional financing, and there can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from bankruptcy.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such plan and fulfill other statutory conditions for confirmation of such plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays. If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Item 1A - RISK FACTORS (continued)

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources, and in addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout the pendency of the Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our entry into the DIP Facility and our ability to comply with its terms and conditions, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 Cases. In addition, if we are able to enter into the DIP Facility, we will be required to comply with the covenants thereunder. There is no certainty that we will be able to comply with the covenants of the DIP Facility or that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.

Because of our financial condition, we will have heightened exposure to, and less ability to withstand, the operating risks that are customary in our industry, such as fluctuations in raw material prices and currency exchange rates. Any of these factors could result in the need for substantial additional funding. A number of other factors, including the Chapter 11 Cases, our recent financial results, our substantial indebtedness and the competitive environment we face, adversely affect the availability and terms of funding that might be available to us during, and upon emergence from, bankruptcy. As such, we may not be able to source capital at rates acceptable to us, or at all, to fund our current operations or our exit from bankruptcy. The inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations, both currently and upon emergence from bankruptcy.

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the pendency of the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely to not be indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Any further impairment to the carrying value of our goodwill or other intangible assets could result in significant non-cash charges and could have a material adverse effect on our operational results.

Under generally accepted accounting principles, identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized, but are evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. As of May 2, 2020, we had approximately $340.6 of goodwill and other intangible assets related to the acquisitions of Justice in November 2009, Lane Bryant and Catherines in June 2012 and ANN in August 2015. Current and future economic conditions, as well as the other risks noted in this Item 1A, may adversely impact our brands' ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. As discussed in our Critical Accounting Policies included elsewhere in this report, these events could materially reduce our brands' profitability and cash flows which could, in turn, lead to a further impairment of our goodwill and other intangible assets. Furthermore, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in additional impairments to our goodwill, intangible assets and other long-lived assets. Additionally, declines in our stock price, or the fair value of our term loan debt, could also be deemed to be triggering events, which would require an evaluation of goodwill and intangible assets. As described in Note 6 to the accompanying condensed consolidated financial statements included herein, in the first nine

Item 1A - RISK FACTORS (continued)

months of Fiscal 2020, we recorded impairment charges of $148.9 and $88.2 million, respectively, related to goodwill and other intangible assets. In addition, in the first nine months of Fiscal 2020, we recognized impairment charges of $170.1 million related to our store fixed assets, our right-of-use assets and other long-lived tangible assets. Incremental charges may result from additional store closures based on the Debtors' review or rejection of other leases and contracts, or due to changes in other factors or circumstances, including deterioration in the macroeconomic environment or in the retail industry, deterioration in our performance or our future projections as a result of the Chapter 11 Cases or otherwise, if actual results are not consistent with our estimates and assumptions used in the impairment analyses, or changes in our plans for one or more indefinite-lived intangible assets. The impairment analyses are particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital or other discount rates. Changes to these key assumptions could result in revisions of management's estimates of the fair value of the indefinite-lived intangible assets, or long-lived assets or right-of-use lease assets and could result in impairment charges in the future, which could be material to our results of operations and financial position..

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to July 23, 2020, would be subject to compromise and/or treatment under the plan of reorganization and/or discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have a material adverse effect on business, operational results, financial position and cash flows on a post-reorganization basis.

The Chapter 11 Cases have and will continue to consume a substantial portion of the time and attention of our management and we may experience increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may a material adverse effect on business, operational results, financial position and cash flows, particularly if the Chapter 11 Cases are protracted. Additionally, as a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team or material erosion of employee morale could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on business, financial position, cash flows and results of operations.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan or reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Item 1A - RISK FACTORS (continued)

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if we are able to consummate a Chapter 11 plan of reorganization, we will continue to face a number of risks, including further deterioration or other changes in economic conditions, changes in our industry, changes in market demand and increasing expenses. Accordingly, we cannot guarantee that any chapter 11 plan of reorganization will achieve our stated goals. Furthermore, even if our debts are reduced or discharged through such plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing is, and for the foreseeable future will likely continue to be, limited. Therefore, adequate funds may not be available when needed or may not be available on acceptable terms, if they are available at all, and we cannot give any assurance of our ability to continue as a going concern, even if a chapter 11 plan of reorganization is confirmed.

Item 6 - EXHIBITS

Exhibit	Description

3.1	Certificate of Designations of Series A Junior Participating Preferred Stock of Ascena Retail Group, Inc. is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 26, 2020.

4.1	Tax Benefits Preservation Plan, dated as of May 26, 2020, between Ascena Retail Group, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent is incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 26, 2020.

10.1	Separation Agreement and General Release dated April 9, 2020 with Wendy Hufford, filed herewith.*

10.2	Ascena Retail Group, Inc. Executive Severance Plan, amended and restated effective as of May 26, 2020 is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 28, 2020.*

10.3	Form of Retention and Clawback Agreement for NEOs is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 22, 2020.*

10.4	Form of Acceleration Agreement for NEOs is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 22, 2020.*

10.5	Restructuring Support Agreement, dated as of July 23, 2020, by and among Ascena Retail Group, Inc. and the Consenting Stakeholders party thereto is incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on July 23, 2020.

10.6	Conditional Assignment Agreement, dated as of July 23, 2020, by and among AnnTaylor Loft GP Lux S.à. r.l., AnnTaylor Loft Borrower Lux SCS and Alter Domus (US) LLC is incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on July 23, 2020.

10.7	Backstop Commitment Letter, dated as of July 23, 2020, by and between Ascena Retail Group, Inc. and the Backstop Commitment Parties thereto is incorporated by reference to Exhibit 10.3 to the Form 8-K/A filed on July 23, 2020.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Gary Muto pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Dan Lamadrid pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document†

101.SCH	Inline XBRL Taxonomy Extension Schema Document†

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)†

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

ASCENA RETAIL GROUP, INC.

Date: August 7, 2020	BY: /s/ Gary Muto
Gary Muto
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	BY: /s/ Dan Lamadrid
Dan Lamadrid
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)