Form 10-K
period 2020-08-01
Ascena Retail Group, Inc.
filed 2020-12-11
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 1, 2020
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39300

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $39 million as of February 1, 2020, based on the last reported sales price on the Nasdaq Global Select Market on that date. As of December 8, 2020, 10,090,162 shares of voting common shares were outstanding.

The registrant intends to file on Form 10-K/A an amendment to the Annual Report on Form 10-K, which will be incorporated by reference into Part III of the Annual Report on Form 10-K.

ASCENA RETAIL GROUP, INC.
FORM 10-K
FISCAL YEAR ENDED AUGUST 1, 2020

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

In this Annual Report on Form 10-K, references to “ascena,” “ourselves,” “we,” “us,” “our” or “Company” or other similar terms refer to Ascena Retail Group, Inc. and its subsidiaries, unless the context indicates otherwise. Fiscal year 2020 ended on August 1, 2020 and reflected a 52-week period (“Fiscal 2020”) and Fiscal year 2019 ended on August 3, 2019 and reflected a 52-week period (“Fiscal 2019”). All references to “Fiscal 2021” refer to our 52-week period that will end on July 31, 2021.

PART I

Item 1. Business.

General

The Company is a national specialty retailer of apparel for women and tween girls. The Company's operations consist of its direct channel operations and approximately 2,500 stores in the United States, Canada and Puerto Rico as of August 1, 2020. The Company had annual revenues for Fiscal 2020 of approximately $3.7 billion.

Recent Developments

In March of Fiscal 2020, the World Health Organization declared the coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in restrictions and shutdowns implemented by national, state, and local authorities. In response to those shutdowns the Company took a number of steps, some of which included a temporary closure of our retail stores, which had a significant impact on our Net sales and liquidity in the second half of Fiscal 2020. Other steps were taken to mitigate at least a portion of the impact of the temporary store closures, such as temporary associate furloughs and temporary suspension of rent payments. However, given the Company's significant indebtedness, which primarily consisted of its Term Loan, and borrowings under the Amended Revolving Credit Agreement, as well as obligations related to its retail store leases, on July 23, 2020 (the “Petition Date”), the Company and certain of the Company’s direct and indirect subsidiaries commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United

States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). The filing of the Chapter 11 Cases constitutes an event of default under the Company’s Term Loan and Amended Revolving Credit Agreement, resulting in the automatic and immediate acceleration of the outstanding obligations thereunder.

While operating as a debtor-in-possession pursuant to the Bankruptcy Code, we may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, a Chapter 11 plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in our audited financial statements. The outcome of the Chapter 11 Cases are subject to a high degree of uncertainty and are dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Company will confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases. We expect that our equity holders could experience a complete loss on their investment, depending on the outcome of the Chapter 11 Cases. The terms of the restructuring support agreement contemplates that the Company’s common stock will be canceled. We caution that trading in our securities, including our common stock, during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by holders of our securities in the Chapter 11 Cases. For more detail on the Chapter 11 Cases, see Note 2 to the accompanying consolidated financial statements.

Brands and Products

The Company brands, described in more detail below, are organized into three reportable segments as follows: Premium Fashion, Plus Fashion and Kids Fashion.

Premium Fashion

The Premium Fashion segment consists of the Ann Taylor and LOFT brands. See Note 24 to the accompanying consolidated financial statements for more information related to the pending sale of the Premium Fashion segment.

Ann Taylor includes 275 specialty retail and outlet stores and direct channel operations. Ann Taylor has been at the forefront of American fashion, leading the way with the idea that style shouldn’t be work, and getting dressed should be about getting ready for really big days and those just as important small moments. Ann Taylor features polished, modern feminine classics with an iconic style point of view for every aspect of her life. Its retail stores are predominantly located in mall locations, lifestyle centers and outlet centers.

LOFT includes 619 specialty retail and outlet stores, direct channel operations and certain licensed franchises in international territories. LOFT offers modern, feminine and versatile clothing for a wide range of women with one common goal: to help them look and feel confident, wherever the day takes them. From everyday essentials to attainable trends, LOFT consistently serves up head-to-toe outfits and perfect pieces that make getting dressed feel effortless. Its retail stores are predominantly located in mall locations, lifestyle centers and outlet centers.

Plus Fashion

The Plus Fashion segment consists of the Lane Bryant and Catherines brands.

Lane Bryant includes 637 specialty retail and outlet stores and direct channel operations. Lane Bryant is a widely recognized brand name in plus-size fashion with stores concentrated in suburban and small towns, offering fashionable and sophisticated apparel at a moderate price point to female customers in plus-sizes 14-28 through its namesake and Cacique intimates private labels, along with select national brands. Merchandise assortment offerings include intimate apparel, wear-to-work and casual apparel as well as accessories and select footwear. Lane Bryant retail stores are located in mall locations, strip shopping centers, lifestyle centers and outlet centers. See Note 24 to the accompanying consolidated financial statements for more information related to the pending sale of Lane Bryant.

Catherines includes 255 specialty retail stores and direct channel operations, offering a full range of plus sizes (16-34) and (0x-5x) and extended sizes (28-34 and 4x-5x). Catherines offers classic and fashionable apparel and accessories for women at moderate prices that includes casual apparel, wear-to-work apparel, intimate apparel and wide-width footwear. Catherines retail stores are concentrated in suburban and small towns and are primarily located in strip shopping centers. See Note 24 to the accompanying consolidated financial statements for more information related to the sale of the Catherines intellectual property assets.

Kids Fashion

The Kids Fashion segment, which consists of the Justice brand, includes 747 specialty retail and outlet stores, direct channel operations and certain licensed franchises in international territories. The Justice brand offers fashionable apparel to girls who are ages 6 to 12 in an environment designed to match the energetic lifestyle of tween girls. Justice's merchandise mix represents the broad assortment that a girl wants in her store - a mix of apparel, accessories, footwear, intimates and lifestyle products, such as cosmetics, to meet all of her needs. Justice retail stores are located in mall locations, strip shopping centers, lifestyle centers and outlet centers. See Note 24 to the accompanying consolidated financial statements for more information related to the sale of the Justice intellectual property and other Justice brand assets. This sale, the sale of Catherines intellectual property assets and the pending sale of the Premium Fashion segment and Lane Bryant are referred to as the “363 Sales.”

Discontinued operations

During the second quarter of Fiscal 2020, the Company completed its previously announced wind down of its Dressbarn brand. In addition, on May 6, 2019, the Company and Maurices Incorporated, a Delaware corporation (“maurices”) and wholly owned subsidiary of ascena, completed the transaction contemplated by the previously-announced Stock Purchase Agreement with Viking Brand Upper Holdings, L.P., a Cayman Islands exempted limited partnership (“Viking”) and an affiliate of OpCapita LLP, providing for, among other things, the sale by ascena of maurices to Viking (the “Transaction”). Effective upon the closing of the Transaction, ascena received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices, consisting of interests in Viking preferred and common stock. As a result of these actions, the results of both brands, which previously constituted the Value Fashion segment, are now reported in discontinued operations, which concluded the reporting of the Value Fashion segment.

The tables below present Net sales and Operating loss by operating segment for the last two fiscal years:

	Fiscal 2020	Fiscal 2019
Net sales:	(millions)
Premium Fashion	$1,852.6	$2,415.1
Plus Fashion	1,055.9	1,240.5
Kids Fashion	809.6	1,079.1
Total net sales	$3,718.1	$4,734.7

	Fiscal 2020	Fiscal 2019
Operating (loss) income:	(millions)
Premium Fashion	$(280.9)	$35.1
Plus Fashion	(90.1)	(101.6)
Kids Fashion	(226.7)	(66.8)
Unallocated restructuring and other related charges	(238.3)	(94.1)
Unallocated impairment of goodwill	(148.9)	(276.0)
Unallocated impairment of other intangible assets	(128.7)	(134.9)
Total operating loss	$(1,113.6)	$(638.3)

Omni-channel

To support its omni-channel strategy, the Company's brands are consolidated into one shared distribution network and operate on a shared direct channel platform. The platform allows the brands to (i) provide customers a seamless omni-channel shopping experience in-store and online, (ii) integrate their marketing efforts to increase in-store and online traffic, (iii) improve product availability and fulfillment efficiency and (iv) enhance the capability to analyze transaction data to support strategic decisions. These efforts have increased the Company's e-commerce penetration from 22% in Fiscal 2016 to 47% in Fiscal 2020. Additionally, the Company operates distribution and fulfillment centers in Etna, Ohio, Greencastle, Indiana, and Riverside, California.

The Company's brands sell products online through social media and their direct channel sites:

•Ann Taylor – www.anntaylor.com and factory.anntaylor.com

•LOFT – www.LOFT.com, outlet.loft.com and www.louandgrey.com
•Lane Bryant – www.lanebryant.com
•Catherines – www.catherines.com
•Justice – www.shopjustice.com

Store Locations

The Company's stores are typically open seven days a week and most evenings. As of August 1, 2020, the Company operated approximately 2,500 stores in the United States, Canada and Puerto Rico. Ann Taylor and LOFT have stores in 42 and 48 states, respectively, as well as the District of Columbia, Canada and Puerto Rico. In addition, LOFT has five international franchise stores. Lane Bryant and Catherines have stores located in 47 and 43 states, respectively. Justice has stores in 46 states and Canada as well as 91 international franchise stores.

As of August 1, 2020, the Company's stores had a total of 12.7 million square feet consisting of Ann Taylor with 1.5 million square feet, LOFT with 3.6 million square feet, Lane Bryant with 3.5 million square feet, Catherines with 1.0 million square feet and Justice with 3.1 million square feet. All of the Company's store locations are leased. Some of the leases contain renewal options and termination clauses, particularly in the early years of a lease, which are exercisable if specified sales volumes are not achieved.

As a result of the Chapter 11 Cases and the 363 Sales, the number of store locations and square footage is expected to significantly decrease during Fiscal 2021.

Store Count by Brand

	Fiscal 2020
	Ann Taylor	LOFT	Lane Bryant	Catherines	Justice	Dressbarn	Total
Beginning of Period	293	669	721	320	826	616	3,445
Stores reduced from Dressbarn wind down	—	—	—	—	—	(616)	(616)
Opened	1	1	1	—	2	—	5
Closed	(19)	(51)	(85)	(65)	(81)	—	(301)
End of Period	275	619	637	255	747	—	2,533

	Fiscal 2019
	Ann Taylor	LOFT	Lane Bryant	Catherines	Justice	Dressbarn	maurices	Total
Beginning of Period	304	672	749	348	847	730	972	4,622
Store reduced from sale of maurices	—	—	—	—	—	—	(972)	(972)
Opened	1	6	—	—	—	—	—	7
Closed	(12)	(9)	(28)	(28)	(21)	(114)	—	(212)
End of Period	293	669	721	320	826	616	—	3,445

In connection with the Company's efforts to right-size its cost structure, the Company continues to review its existing store portfolio which has resulted in rent concessions and closure of stores. The Company continues to renegotiate its store leases where possible and expects such negotiations to continue in connection with the Chapter 11 Cases. As a result of the Chapter 11 Cases, the number of stores is expected to significantly decrease during Fiscal 2021. See Note 2 to the accompanying consolidated financial statements for more information.

Trademarks

The Company has U.S. Trademark Registration Certificates and trademark applications pending for the operating names of the Company's stores and its major private label merchandise brands. The Company believes its trademarks such as ANN TAYLOR®, LOFT®, LOU & GREY®, JUSTICE®, LANE BRYANT®, CACIQUE®, CATHERINES®, and "&®" are essential to the continued success of its business. The Company intends to maintain its trademarks and related registrations and vigorously protect them against infringement.

International Operations

As of August 1, 2020, the Company operated stores across three brands in Canada (Justice (38), LOFT (7), and Ann Taylor (4)). Additionally, as of August 1, 2020, Justice and LOFT had 91 and five international franchise stores, respectively, operated under franchise agreements where we earn licensing revenue. International revenue from company-operated stores and franchised stores accounts for approximately 2% of consolidated annual net sales. As a result of the Chapter 11 Cases, the company closed all of its operated stores in Canada during the first quarter of Fiscal 2021 and expects to exit its international stores and franchises during Fiscal 2021.

Sourcing

Prior to Fiscal 2020, the Company's brands source their products through one of three channels - ascena's internal sourcing group, third-party buying agents, or directly from market vendors. During the first quarter of Fiscal 2020, the Company announced a reorganization of its sourcing operation in connection with its cost reduction initiatives. As a result of the reorganization, the Company closed and ceased regular business operations for the offices in South Korea, China and India effective November 1, 2019.

By the end of second quarter of Fiscal 2020, the Company also completed the transition of production from ascena’s internal sourcing group to an agent or direct vendor model and the internal sourcing group no longer provides sourcing activities for affiliated companies in the United States and Canada. The internal sourcing group continues to provide sourcing activities to certain non-affiliates. The Company continues to source through third-party buying agents or directly from market vendors. Factors affecting the selection of sourcing channels include cost, speed to market, merchandise selection, vendor capacity and fashion trends.

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

Employees

As of August 1, 2020, the Company had approximately 35,000 employees, 26,000 of whom worked on a part-time basis. The Company typically adds temporary employees during peak selling periods, which vary throughout the year at each of its brands, and adjusts the hours they work to coincide with holiday shopping patterns. Additionally, none of the Company's employees are covered by any collective bargaining agreement, except for approximately 10 employees of Lane Bryant who are represented by unions. The Company believes that it has good working relations with its employees and unions.

As a result of the Chapter 11 Cases and the 363 Sales, the number of employees is expected to significantly decrease during Fiscal 2021.

Item 1A. Risk Factors.

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our operational results, our financial condition, our liquidity, the trading price of our securities, and the actual outcome of matters as to which forward-looking statements are made in this report. The risk factors generally have been separated into four groups: (1) Bankruptcy Specific Risks; (2) Macroeconomic and Industry Risks; (3) Operational Risks; and (4) Legal and Regulatory Risks. Based upon information currently known to us, the Company believes that the following information identifies the most significant risk factors affecting our Company and our securities. However, the risks and uncertainties are not limited to those set forth in the risk factors described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. Our operational results, financial position and cash flows could be negatively impacted by a number of factors including, but not limited to, those described below. If we are not successful in managing these risks, they could have a negative impact on our business, operational results, financial position and cash flows.

Bankruptcy Specific Risks

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

We expect that our equity holders could experience a complete loss on their investment, depending on the outcome of the Chapter 11 Cases. The terms of the restructuring support agreement contemplates that the Company’s common stock will be canceled. We caution that trading in our securities, including our common stock, during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by holders of our securities in the Chapter 11 Cases. See Note 2 to the accompanying consolidated financial statements for more information on the restructuring support agreement and the Chapter 11 Cases.

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

Even if a Chapter 11 plan is consummated, we will continue to face a number of risks, including our ability to reduce expenses, implement any strategic initiatives and generally maintain favorable relationships with, and secure the confidence of, our counterparties. Further, due to the uncertainty around the scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts, and because our plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed, or approved by the Bankruptcy Court, we cannot guarantee that the proposed financial restructuring will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.

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

Additionally, so long as the Chapter 11 Cases continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. Although we believe that we will have sufficient liquidity to operate our business during the pendency of the Chapter 11 Cases, there can be no assurance that the cash made available to us under the DIP Facilities (as defined in Item 7 herein) or otherwise in our restructuring process and revenue generated by our business operations will be sufficient to fund our operations. In the event that revenues and other available cash are not sufficient to meet our liquidity requirements, we may be required to seek additional financing, and there can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, and the likelihood that we instead will be required to liquidate our assets may be enhanced.

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

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) availability under the DIP Facilities and our ability to comply with their terms, conditions and covenants, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 Cases. There is no certainty that we will be able to comply with the covenants of the DIP Facilities or that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.

Because of our financial condition, we will have heightened exposure to, and less ability to withstand, the operating risks that are customary in our industry, such as fluctuations in raw material prices and currency exchange rates. Any of these factors could result in the need for substantial additional funding. A number of other factors, including the Chapter 11 Cases, our recent financial results, our substantial indebtedness and the competitive environment we face, adversely affect the availability and terms of funding that might be available to us during bankruptcy. As such, we may not be able to source capital at rates acceptable to us, or at all, to fund our current operations. The inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.

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

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may have a material adverse effect on business, operational results, financial position and cash flows, particularly if the Chapter 11 Cases are protracted. Additionally, as a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team or material erosion of employee morale could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on business, financial position, cash flows and results of operations.

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

Macroeconomic and Industry Risks

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which in turn could have a material adverse effect on our business, financial position, cash flow and results of operations for an extended period of time.

The COVID-19 pandemic has had, and continues to have, an unprecedented impact on the U.S. economy as federal, state and local governments react to, and manage, this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the significant impact of the pandemic on the economy, our customers, supply chain partners, associates and stores, and consumer sentiment in general. In response to the pandemic, which has materially adversely affected our near-term revenues, earnings, liquidity and cash flows, and resulting economic uncertainty, and in an effort to preserve capital, we have, among other measures, closed stores and furloughed associates, reduced base salaries, reduced advertising expenses and planned capital expenditures, extended vendor payment terms and withheld rent payments. We have also reduced merchandise inventory orders, which could impact product availability and sales in future periods due to both the operational issues associated with the reduced orders as well as the result of extended payment terms. In May 2020, we began the process of reopening our stores to the public in accordance with local, state and federal health and safety guidelines, and in June 2020, previous reductions in base salaries were restored.

The substantial majority of our retail stores have re-opened to the public, most with restricted operations. However, we are experiencing significantly reduced customer traffic relative to the same period last year, even with respect to our fully re-opened stores. As our stores re-open, new practices or protocols could impact our business and may continue and/or increase our operating costs, such as, for example, occupancy limitations. The Company continues to closely monitor changes in government guidelines, as well as any possible resurgence of the pandemic, and may have to as a result extend closures or restrict operations of our stores, corporate offices and distribution facilities. In addition, in some cases, we have had to close stores that had reopened. The extent to which the COVID-19 pandemic impacts our business, financial position, cash flows and results of operations will depend on future developments, including, but not limited to, the duration, spread, severity, impact and possible resurgence of the COVID-19 pandemic, the effects of the pandemic on our customers, associates and vendors, and the regulatory response and the impact of stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. As such, the impact of the COVID-19 pandemic to our business remain highly uncertain. Additionally, an extended period of remote working by the Company’s corporate employees could strain its technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. The COVID-19 pandemic, by materially reducing our near-term revenues, earnings, liquidity and cash flows, also magnifies many of the other risks to our business, operations, liquidity and financial condition.

Even after the COVID-19 pandemic subsides, we may continue to experience material adverse impacts to our business as a result of an economic recession or depression that has occurred or may occur in the future due to a continued erosion in consumer sentiment or the effect of high unemployment on our customer base. Furthermore, the financial condition of our customers may be adversely impacted, which may result in a decrease in discretionary consumer spending and our store traffic and sales. These events may, in turn, have a material adverse impact on our business, financial position, cash flows and results of operations.

Economic and political conditions and other factors beyond the Company’s control impacting consumer spending may adversely affect our business.

Our performance is subject to macroeconomic conditions that are beyond the Company’s control that could impact consumer discretionary spending. Some of the factors negatively impacting consumer spending and consumer sentiment include volatility in national and international financial markets, recession, inflation, deflation, consumer confidence, fiscal and monetary policies of government, unemployment and wage levels, increased taxation, credit availability, high consumer debt, higher fuel costs, energy and other prices, tax policies and changes in tax laws, increasing interest rates, severe or unseasonable weather conditions, natural disasters, public health concerns, including global pandemics, civil disturbances, the threat of or actual terrorist attacks, military conflicts, the domestic or international political environment, and general uncertainty regarding the overall future economic environment as well as the prospects of these factors and events. Such macroeconomic and other factors could have a negative effect on consumer spending in the U.S., which in turn could have a material effect on our business, operational results, financial position and cash flows.

Existing and increased competition and fundamental shifts in the women’s and girls’ retail apparel industry may reduce our net revenues, operational results and market share.

The women’s and girls’ retail apparel industry is highly competitive. Although the Company is a large specialty retailer, we have numerous and varied competitors at the national, regional and local level, primarily consisting of department stores, off-price retailers, other specialty stores, discount stores, mass merchandisers, boutiques, and Internet retailers, some of whom have advantages over us, including substantially greater financial, marketing or promotional resources. Many retailers, such as department stores, also offer a broader selection of merchandise than we offer, continue to be promotional by reducing their selling prices, and in some cases are expanding into markets in which we have a significant presence.

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

Acts of terrorism, active shooter situations, political unrest, public health incidents, man-made and natural disasters or other catastrophes could have a material adverse effect on our business.

Acts of terrorism and other catastrophic events remain a significant threat to the global economy. Terrorism and potential military responses, active shooter situations, political unrest, natural disasters, global pandemics, including the COVID-19 pandemic and other health issues have disrupted or could in the future disrupt commerce, impact our ability to operate our stores, offices or distribution and fulfillment centers in the affected areas or impact our ability to provide critical functions or services necessary to the operation of our business, including our and our third-party vendors’, suppliers’ and other providers’ systems and the networks as well as the utilities and telecommunications infrastructure on which our business depends. A disruption of commerce, or an inability to recover critical functions or services from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our business, operational results, financial position and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending or customer traffic, and thus have an adverse effect on our operational results.

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

Our business is dependent upon our ability to effectively manage our inventory levels.

Inventory is one of the largest assets on our balance sheet and represented approximately 14% of our total assets at August 1, 2020. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impact our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We have recorded significant inventory write-downs from time to time in the past and there can be no assurances that we will not record additional inventory charges in the future. We continue to focus on ways to reduce these risks, but we cannot assure that we will be successful in our inventory management. Failing to successfully manage our inventory balances could have a material effect on our business, operational results, financial position and cash flows.

Any divestitures, strategic investments, joint ventures or other transactions could fail to achieve strategic objectives and result in operating difficulties, liabilities and expenses.

We have undertaken, and may undertake in the future, divestitures, strategic investments or other transactions in connection with our comprehensive portfolio review. As part of the Chapter 11 Cases, we have divested the Catherines’ E-Commerce business and Justice’s intellectual property and other assets. We have also entered into an agreement to sell assets relating to the Company’s Ann Taylor, LOFT and Lane Bryant brands. In addition, our Company’s business model may include a certain level of joint venture and/or divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time deliver against our business objectives.

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

Our financial results could also be impacted in the event of joint venture activities if changes in the cash flows or other market-based assumptions cause the value of acquired assets to decline below book value, or we are not able to deliver the expected cost and growth synergies associated with such joint ventures, which could also have an impact on goodwill and intangible assets.

We may be unable to successfully implement and optimize our omni-channel retail strategy and maintain a relevant and reliable omni-channel experience for our customers.

One of our strategic priorities is to further develop and refine the omni-channel shopping experience, with our buy-online-pickup-in-store program for our customers through the integration of our store and direct shopping channels. Our omni-channel initiatives include cross-channel logistics optimization and exploring additional ways to develop an omni-channel shopping experience, including further direct channel integration, use of advance analytics, customer personalization, the assessment and implementation of emerging technologies. These initiatives involve significant investments in information technology systems, operational changes, and employee resources.

In addition, successful implementation of our omni-channel strategy is dependent on our ability to develop our direct channel capabilities in conjunction with optimizing our physical store operations and market coverage, while maintaining profitability. The Company’s ability to optimize its store operations and market coverage requires active management of its real estate portfolio in a manner that permits store sizes, layouts, locations and offerings to evolve by brand over time. These efforts may involve the relocation or closing of existing stores or possibly the opening of additional stores, which could potentially increase the cost of doing business and the risk that the Company’s business practices could result in liabilities that could have a material effect on our business, operational results, financial position and cash flows.

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

We have ongoing discussions with the vendor community and factors/third parties that offer various trade credit protection services to our vendors concerning our liquidity and financial position, including discussions regarding pricing, payment terms and ongoing business arrangements. Vendors may be less willing to conduct business with us on customary trade terms during the pendency of our Chapter 11 Cases and, in some instances could decline to do business with us altogether. Any adverse or prolonged change in our trade credit or access to merchandise for these or other reasons could have a material adverse effect on our business, financial condition and results of operations.

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

We face a variety of risks generally associated with doing business in and outsourcing certain services to foreign markets and importing large quantities of merchandise from abroad, including, but not limited to:

•financial or political instability or terrorist acts in any of the countries in which we operate, outsource services or acquire our merchandise, or through which our merchandise passes;
•new and additional U.S. government initiatives may be proposed or implemented that may have an impact on the trading status of certain countries and may include retaliatory duties, tariffs or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries;
•fluctuations in the value of the U.S. Dollar against foreign currencies or higher inflation rates in these countries, or restrictions on the transfer of funds to and from foreign countries;
•inability of our manufacturers to comply with local laws, including labor laws, health and safety laws or labor practices;
•increased security and regulatory requirements and inspections applicable to imported goods;
•enactment of tariffs, border adjustment taxes or increases in duties or quotas applicable to the merchandise we sell that could increase the cost and reduce the supply of products available to us;
•impact of public health concerns, including global pandemics, natural disasters, extreme weather or other catastrophes on our foreign sourcing offices and vendor manufacturing operations;
•increased scrutiny in the U.S. of utilizing labor based in foreign countries;
•delays in shipping due to port security or congestion issues, labor disputes or shortages, local business practices, vendor compliance with applicable import regulations or weather conditions;
•violations under the U.S. Foreign Corrupt Practices Act (the “FCPA”) or similar laws or regulations by us, our subsidiaries or our local agents;
•the adoption of new legislation or regulations in the U.S. or foreign countries that make it more difficult, more costly or impossible to continue our foreign activities;
•violation of applicable laws or regulations; and
•increased costs and/or capacities of transportation.

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

We source the majority of our merchandise from foreign countries, including Vietnam, Indonesia, China, India, Guatemala, Sri Lanka and Bangladesh, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. In September 2018, the U.S. government implemented a 10% tariff on certain goods imported from China. In May 2019, these tariffs were increased to 25%. In September 2019, the U.S. government implemented a 15% tariff on certain additional goods imported from China, and subsequently reduced that tariff rate to 7.5% in February 2020 as a result of the Phase One U.S.-China trade agreement. In October 2020, the U.S. government launched an investigation on Vietnam similar to the investigation on China. Based on the findings and potential actions taken by the administration at that time, certain goods from Vietnam could be subject to additional tariffs. The imposition of such tariffs, or any future tariffs, duties or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. The tariffs may in the future cause us to further increase prices to our customers which we believe may reduce demand for our products. Any such price increase may not be sufficient to fully offset the impact of the tariffs and result in lowering our margin on products sold. If the current administration or a future administration increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by the U.S. or other countries, the resulting trade barriers could have a significant adverse impact on our business. We are not able to predict future trade policy of the U.S. or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a “trade war,” or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

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

The successful operation of our direct channel business depends on our ability to maintain the efficient and continuous operation of our websites and our associated fulfillment operations, and to provide a customer engaging shopping experience that will generate orders and return visits to our websites. Our direct channel services are subject to numerous risks, including:

•system failures, including but not limited to, inadequate system capacity, human error, change in programming, website downtimes, system upgrades or migrations, Internet service or power outages;
•cyber incidents, including but not limited to, security breaches and computer viruses;
•reliance on third-party computer hardware/software fulfillment and delivery providers;
•unfavorable federal or state regulations or laws;
•violations of federal, state or other applicable laws, including those related to online privacy;
•disruptions in telecommunication systems, power outages or other technical failures;
•ability to anticipate and implement innovations in technology and logistics;
•credit card fraud;
•constantly evolving technology;
•liability for online content;
•challenges associated with recreating the in-store experience for our customers through our direct channels; and
•natural or man-made disasters or adverse weather conditions.

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

The reliability and capacity of our information technology systems (including third-party hardware and software systems or services) are critical to our continued operations. Despite our precautionary efforts, our information technology systems, as well as those of our services providers, are vulnerable to damage or interruption from a variety of sources, including natural or man-

made disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses, malicious human acts, security breaches and similar disruptive problems, which may require significant investment to fix or replace, and we may suffer loss of critical data and interruptions or delays to our operations.

While we believe we are diligent in the execution of operational standards to maintain the level of confidentiality, availability, and integrity of our information technology systems, we realize that there are risks and that no assurances can be made that future disruptions, service outages/failures, or unauthorized access will not occur. Certain of our information technology support functions are performed by third-parties in overseas locations. Failure by any of these third-parties to implement and/or manage our information systems and infrastructure effectively and securely could impact our operational results, financial position and cash flows.

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

Our business and that of our third-party service providers employ systems and websites that allow us to process credit card transactions containing personally identifiable information ("PII"), perform online direct channel and social media activities, and store and transmit proprietary or confidential customer, employee, job applicant and other personal confidential information, as well as the information of our vendors and suppliers. Security and/or privacy breaches, acts of vandalism or terror, computer viruses, misplaced or lost data, programming and/or human error or other similar events could expose us to a risk of loss or misuse of this information, reputational harm, litigation and potential liability. Because the techniques used to obtain unauthorized access to our systems are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party service providers may not be able to anticipate these techniques or implement sufficient preventative measures. We, our customers and our third-party service providers face an evolving threat landscape in which cybercriminals, among others, employ a complex array of cyber-attack techniques designed to access PII and other information, including for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service and other types of attacks. These types of cyber-attacks are becoming more prevalent, have occurred in our systems in the past, and may occur in our systems in the future. Additionally, the extended period of remote working by the Company’s corporate employees due to the COVID-19 pandemic could strain our technology resources and introduce heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. While we have implemented and intend to continue to implement what we believe to be appropriate cyber practices and cyber security systems and controls, these systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of our systems and infrastructure. Actual or anticipated attacks may cause us to incur significant and additional costs, including, but not limited to the costs to deploy additional personnel and protection technologies, train employees, engage third-party experts and consultants and compliance costs associated with various applicable laws or industry standards regarding use and/or unauthorized disclosure of PII. We may also incur significant remediation costs, including liability for stolen customer, job applicant or employee information, repairing system damage or providing credit monitoring or other benefits to affected customers, job applicants or employees.

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

As we transition certain functions to an externally managed service provider, we will become more dependent on the third-party performing these functions.

As part of our long-term strategy, we look for opportunities to cost-effectively enhance the capability of our business services. In some cases, this requires that we outsource certain services and/or functions to external third-party providers. While we believe we conduct appropriate due diligence before entering into agreements with these third parties, the failure of any of these third parties to provide the expected services on a timely basis, at the level of quality expected, or at the prices/savings expected could disrupt or harm our business. Any significant interruption in the operations of these service providers, over which we have no control, could also have an adverse effect on our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely or cost-effective basis on terms favorable to us.

Any further impairment to the carrying value of our goodwill or other intangible assets could result in significant non-cash charges and could have a material adverse effect on our operational results.

Under generally accepted accounting principles, identifiable intangible assets with an indefinite useful life, including goodwill, are not amortized, but are evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. As of August 1, 2020, we had approximately $298.8 million of goodwill and other intangible assets substantially related to the acquisitions of ANN in August 2015. Current and future economic conditions, as well as the other risks noted in this Item 1A, may adversely impact our brands' ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. As discussed in our Critical Accounting Policies included elsewhere in this report, these events could materially reduce our brands' profitability and cash flows which could, in turn, lead to a further impairment of our goodwill and other intangible assets. Furthermore, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets may result in additional impairments to our goodwill, intangible assets and other long-lived assets. As described in Note 7 to the accompanying consolidated financial statements included herein, in Fiscal 2020, we recorded impairment charges of $148.9 million and $128.7 million, respectively, related to goodwill and other intangible assets. Additionally, in Fiscal 2020, we recognized impairment charges of $399.0 million related to our store fixed assets, our right-of-use assets and other long-lived tangible assets. Incremental charges may result from additional store closures based on the Debtors' review or rejection of other leases and contracts, or due to changes in other factors or circumstances, including deterioration in the macroeconomic environment or in the retail industry, deterioration in our performance or our future projections as a result of the Chapter 11 Cases or otherwise, if actual results are not consistent with our estimates and assumptions used in the impairment analyses, or changes in our plans for one or more indefinite-lived intangible assets. The impairment analyses are particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital or other discount rates. Changes to these key assumptions could result in revisions of management's estimates of the fair value of the indefinite-lived intangible assets, long-lived assets or right-of-use lease assets and could result in impairment charges in the future, which could be material to our results of operations and financial position.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our core trademarks and service marks, as described in Item 1. Business, are essential to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis, including in the countries in which we have business operations or plan to have business operations. Because we have not registered all of our trademarks in all categories, or in all foreign countries in which we currently, or may in the future, source or offer our merchandise, our international expansion and our merchandising of products using these marks could be negatively impacted. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks in the United States. Nevertheless, the actions we have taken, including to establish and protect our trademarks and service marks, may not be adequate to prevent others from imitating our products or to prevent others from seeking to block sales of our products, which could be detrimental to the image of our brands. Also, others may assert proprietary rights in our intellectual property, and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any litigation regarding our trademarks could be time-consuming and costly. The loss of exclusive use of our trademarks in the United States could have a material adverse effect on our business, operational results, financial position and cash flows.

We may suffer negative publicity and our business may be harmed if we need to recall any product we sell or if we fail to comply with applicable product safety laws.

The products our brands sell are regulated by many different governmental bodies, including but not limited to the Consumer Product Safety Commission and the Food and Drug Administration in the U.S., Health Canada in Canada, and similar state, provincial and foreign regulatory authorities. Although our practice is to test (or have our suppliers test) the products sold in our brands’ stores and on our brands’ websites for compliance with applicable mandatory and industry standards, selected products still could present safety problems of which our brands are not aware. This could lead one or more of our brands to recall selected products, either voluntarily or at the direction of a governmental authority and may lead to a lack of consumer acceptance or loss of consumer trust. Product safety concerns, non-compliance with standards, recalls, defects or errors could result in the rejection of our products by customers, significant damage to our reputation, lost sales, product liability litigation and increased costs, any or all of which could harm our business and have a material adverse effect on our financial position, operational results and cash flows.

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

Our ability to effectively obtain store locations depends on the availability of real estate that meets our criteria for consumer traffic, square footage, co-tenancies, lease economics, demographics, and other factors. Many of our stores are located in strip shopping centers, shopping malls and other retail centers that, historically, have benefited from their proximity to “anchor” retail tenants, generally large department stores, other destination retailers, and other attractions, which generate consumer traffic in the vicinity of our stores. Strip shopping center and mall traffic may be adversely affected by, among other things, economic downturns, the closing of, or continued decline of, anchor stores that drive consumer traffic or changes in customer shopping preferences. There has been a decline in the popularity of strip shopping center or mall shopping among our target customers, even before the start of the COVID-19 pandemic, and a continuation of such decline could have a material adverse effect on customer traffic and our operational results. In order to leverage customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable consumer locations, however competition for such suitable store locations is intense.

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

We are subject to income taxes in many U.S. and foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes (“VAT”) in many jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial reporting period may be materially impacted by changes in the mix and level of earnings or losses by taxing jurisdictions or by changes to existing accounting rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows. In some international markets, we are required to hold and submit VAT to the appropriate local tax authorities. Failure to correctly calculate or submit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows. In addition, tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act made broad and significantly complex changes to the U.S. corporate income tax system. Given the complexities associated with the Act, the estimated financial impact for Fiscal 2018 was provisional and subject to further analysis, interpretation and clarification. In addition, the U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies could interpret or issue guidance in the future on how provisions of the Act will be applied or otherwise administered that differs from our interpretations and could result in changes to our assessment. SEC Staff Accounting Bulletin No. 118 (“SAB 118”) requires that the Company finalize its estimate of the impact of the Act by December 22, 2018. In the second quarter of Fiscal 2019, we finalized our assessment of the impact of the Act taking into account the published guidance and recorded the additional cost in the quarter. Refer to Note 17 to the accompanying consolidated financial statements for further discussion.

In June 2018, the U.S. Supreme Court ruled that states and local jurisdictions may require remote vendors to collect and remit sales tax on goods sold to buyers in the state, even if the seller has no physical presence in the state. A number of states have already begun, or have prepared to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. We have analyzed each jurisdictions rules where guidance has been issued and are collecting tax accordingly based on the analysis. In the event jurisdictions issue further guidance and we determine we are required to collect taxes where we presently do not do so, or collect more taxes in a jurisdiction in which we currently do collect taxes, it is possible we would incur additional sales tax, penalties and interest. We believe the impact to the Company’s business, operational results, financial position and cash flows would be minimal.

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

Our business involves the storage and/or transmission of customers’ personal information, shipping preferences and credit card information, as well as confidential information regarding our business, employees and third parties. In addition, as part of our acceptance of customers’ debit and credit cards as forms of payment, we are required to comply with the Payment Card Industry Data Security Standards (“PCI”).

Because we have access to, collect or maintain this information, the protection of this data is critical to our business. The regulatory environment pertaining to information security and privacy continues to evolve, and new laws afford additional rights to control how personal data is used. Once such law is the European Union’s General Data Protection Regulation (“GDPR”). Our failure to comply with the obligations of GDPR could in the future result in significant penalties which could have a material adverse impact on our business, operational results, financial position and cash flows. In addition, the State of California adopted the California Consumer Protection Act of 2018 (“CCPA”), which became effective in 2020 and regulates the collection and use of consumers’ data. Complying with GDPR, CCPA and similar U.S. federal and state laws, and other countries in which we operate could also cause us to incur substantial costs and could have a material adverse impact on our business, operational results, financial position and cash flows.

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

As disclosed above, we had 2,533 open stores as of August 1, 2020. Of that amount, 16 store leases had expired as of August 1, 2020 but remained open. The table below covers all open store locations with unexpired leases as of August 1, 2020 and shows the number of leases expiring during the period indicated and the number of expiring leases with and without renewal options:

Fiscal Years	Leases Expiring	Number with Renewal Options	Number without Renewal Options
2021	785	123	662
2022	578	160	418
2023	420	159	261
2024	302	108	194
2025	196	78	118
2026 and thereafter	235	97	138
Total	2,516	725	1,791

Our store leases generally provide for a base rent per square foot per annum. Certain leases have formulas requiring the payment of additional rent as a percentage of sales, generally when sales reach specified levels. Our aggregate minimum lease payments under operating leases in effect at August 1, 2020 and excluding locations acquired after August 1, 2020, are approximately $351.8 million for Fiscal 2021. In addition, we are typically responsible under our store leases for our pro rata share of maintenance expenses and common area charges in strip shopping centers, lifestyle centers, outlet centers and enclosed malls.

Our investment in new stores consists primarily of inventory, leasehold improvements, fixtures and equipment, and information technology. We generally receive tenant improvement allowances from landlords to offset a portion of these initial investments in leasehold improvements.

Corporate Office Space

The Company owns the following facilities:

•a 280,000 square foot campus which serves as the corporate office for the Justice brand, located in New Albany, Ohio;
•a 200,000 square foot building in Duluth, Minnesota, the majority of which is subject to a lease to maurices which, as discussed earlier, was sold in May 2019. The building also serves as the corporate office for a portion of the Company's brand services operations; and

•a 168,000 square foot building which serves as the corporate office for the majority of the Company's brand services operations, located in Etna Township, Ohio, adjacent to our distribution center.

The Company acquired leased corporate office facilities of approximately 308,000 square feet in New York City, NY through the ANN Acquisition. The Company also primarily leases approximately 135,000 square feet in Columbus, Ohio that serves as Lane Bryant’s and Catherines corporate headquarters, although it is currently in the process of vacating that space in connection with the Chapter 11 Cases. The Company leases corporate office facilities of approximately 50,000 square feet in Mahwah, NJ, which were previously owned by the Company.

Internationally, the Company owns office space in China, and leases office space in Bangladesh. We are currently in the process of vacating the Bangladesh space in connection with the Chapter 11 Cases.

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

Item 3. Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 18 to the accompanying consolidated financial statements.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We expect that our equity holders could experience a complete loss on their investment, depending on the outcome of the Chapter 11 Cases. The terms of the restructuring support agreement contemplates that the Company’s common stock will be canceled. We caution that trading in our securities, including our common stock, during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by holders of our securities in the Chapter 11 Cases.

Market Prices of Common Stock

Prior to the commencement of the Chapter 11 Cases, the Company's common stock traded on the Nasdaq Global Select Market ("Nasdaq") under the ticker symbol "ASNA". On July 24, 2020, the Company received a letter from the Listing Qualifications Department staff of Nasdaq notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM5101-1, the staff of Nasdaq has determined that trading of the Company’s common stock would be suspended from the Nasdaq at the opening of business on August 4, 2020. The Company did not appeal the Nasdaq's determination and as a result, the Company's common stock began trading on the OTC Pink Marketplace on August 4, 2020.

Number of Holders of Record

As of December 8, 2020, we had approximately 1,047 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference herein.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of common stock during the quarter ended August 1, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Month # 1 (May 3, 2020 – May 30, 2020)	—	$—	—	$181 million
Month # 2 (May 31, 2020 – July 4, 2020)	—	$—	—	$181 million
Month # 3 (July 5, 2020 – August 1, 2020)	—	$—	—	$181 million
(a) On December 15, 2015, the Company’s Board of Directors announced a $200 million share repurchase program (the “2016 Stock Repurchase Program”). Under the 2016 Stock Repurchase Program, purchases of shares of common stock may be made at the Company’s discretion from time to time, subject to overall business and market conditions. Currently, share repurchases in excess of $100 million are subject to certain restrictions under the terms of the Company's borrowing agreements, as more fully described in Note 12 to the accompanying consolidated financial statements. Purchases, if any, will be made at prevailing market prices, through open market purchases or in privately negotiated transactions and will be subject to applicable SEC rules. No shares were repurchased under the 2016 Stock Repurchase Program in Fiscal 2019 or Fiscal 2020.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2020 (“Fiscal 2020 10-K”). Fiscal year 2020 ended on August 1, 2020 and reflected a 52-week period ("Fiscal 2020"). Fiscal year 2019 ended on August 3, 2019 and reflected a 52-week period ("Fiscal 2019"). All references to “Fiscal 2021” reflect a 52-week period that will end on July 31, 2021.

INTRODUCTION

MD&A is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our operational results, financial condition, liquidity and changes in financial condition. MD&A is organized as follows:

•Overview. This section includes recent developments, our objectives and risks, and a summary of our financial performance for Fiscal 2020.

•Results of operations. This section provides an analysis of our operational results for Fiscal 2020 and Fiscal 2019.

•Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2020 and Fiscal 2019, as well as a discussion of our financial condition and liquidity as of August 1, 2020. The discussion of our financial condition and liquidity includes (i) our available financial capacity and (ii) a summary of our capital spending.

•Critical accounting policies. This section discusses accounting policies considered to be important to our operational results and financial condition, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 4 to our accompanying consolidated financial statements.

•Recently issued accounting pronouncements. This section discusses the potential impact to our reported operational results and financial condition of accounting standards that have been recently issued.
OVERVIEW

Our Business

Ascena Retail Group, Inc., a Delaware corporation, is a national specialty retailer of apparel for women and tween girls with annual revenue of approximately $3.7 billion for Fiscal 2020. We and our subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

Recent Developments

Voluntary Reorganization Under Chapter 11

On July 23, 2020 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (“the Bankruptcy Court”). The Company’s Chapter 11 Cases are being jointly administered under the caption In re: Ascena Retail Group, Inc., et al., Case No. 20-33113. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Bankruptcy Court filings and other information related to the Chapter 11 Cases are available free of charge online at http://cases.primeclerk.com/ascena/.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
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

As part of the Chapter 11 Cases, the Company has divested the Catherines’ E-Commerce business and Justice’s intellectual property and other assets. The Company has also entered into an agreement to sell assets relating to the Company’s Ann Taylor, LOFT and Lane Bryant brands. See Note 24 to the accompanying consolidated financial statements.

For the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part I, Item 1A — “Risk Factors” of this Annual Report on Form 10-K. As a result of these risks and uncertainties, the amount and composition of the Company’s assets and liabilities could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and liquidity and capital resources included in this Annual Report on Form 10-K may not accurately reflect its operations, properties and liquidity and capital resources following emergence from the Chapter 11 Cases.

For more information regarding the Chapter 11 Cases, see Note 2 to the accompanying consolidated financial statements, and for information regarding our ability to continue as a going concern, see Note 1 to the accompanying consolidated financial statements.

COVID-19 Pandemic

As described elsewhere herein, the coronavirus disease ("COVID-19") has had far-reaching adverse impacts on many aspects of our operation, directly and indirectly, including our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall. The scope and nature of these impacts have been rapidly changing and is expected to continue to be so in the near term. In light of the continued uncertain situation relating to COVID-19, we took a number of precautionary measures in the second half of Fiscal 2020 to manage our resources conservatively by reducing and/or deferring capital expenditures, inventory purchases and operating expenses to mitigate the adverse impact of COVID-19, which is intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate. Such measures include the following:
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
Besides the lower store sales impact, COVID-19 also significantly impacted our margin rates and our long-term growth assumptions, which resulted in long-term asset impairments in the second half of Fiscal 2020, as described more fully in Notes 7 and 10 to the accompanying consolidated financial statements.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
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

As the Company reopened its retail stores, it did so in accordance with local government guidelines. As of the time of this filing, substantially all of our retail stores have re-opened to the public with restricted operations. However, the Company continues to closely monitor changes in government guidelines and of the outbreak itself. In certain cases, we have had to close stores that had re-opened. As a result, we continue to believe that COVID-19 will have a significant negative impact on our results of operations, financial position and cash flows through the first half of Fiscal 2021.

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

Summary of Financial Performance

Discontinued Operations

Dressbarn Wind Down

The Company completed the wind down of its Dressbarn brand during the second quarter of Fiscal 2020. All Dressbarn store locations were closed as of December 31, 2019. As a result, the Company's Dressbarn business has been classified as a component of discontinued operations within the audited consolidated financial statements for all periods presented, and when coupled with the sale of maurices discussed below, we no longer present results of the Value Fashion segment. The operating results of Dressbarn are excluded from the discussion below. In connection with the Dressbarn wind down, we have incurred cumulative costs of approximately $58 million, of which approximately $5 million was incurred during Fiscal 2020 and included in discontinued operations.

Sale of maurices

On May 6, 2019, the Company and Maurices Incorporated, a Delaware corporation (“maurices”) and wholly owned subsidiary of ascena, completed the transaction contemplated by the previously-announced Stock Purchase Agreement with Viking Brand Upper Holdings, L.P., a Cayman Islands exempted limited partnership (“Viking”) and an affiliate of OpCapita LLP, providing for, among other things, the sale by ascena of maurices to Viking (the “Transaction”). Effective upon the closing of the Transaction in May 2019, ascena received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices, consisting of interests in Viking preferred and common stock. As discussed in Note 3 to the accompanying consolidated financial statements, upon completion of the sale of maurices, the Company has classified

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

maurices as a component of discontinued operations within the audited consolidated financial statements for Fiscal 2019 and is also excluded from the discussion below.

Goodwill and Other Indefinite-lived Intangible Asset Impairment Charges

While overall performance during the second quarter of Fiscal 2020 was in line with management's expectations, lower than expected sales at our Justice brand, and lower than expected margins at our Ann Taylor brand, resulted in a conclusion that these factors represented impairment indicators which required the Company to test our goodwill and indefinite-lived intangible assets for impairment during the second quarter of Fiscal 2020. As a result of the assessment, we recognized goodwill impairment charges of $54.9 million and $8.5 million at the Ann Taylor and Justice reporting units, respectively, to write-down the carrying values of the reporting units to their fair values. In addition, we recorded non-cash impairment charges to write-down the carrying values of our other intangible assets of $46.9 million which substantially consisted of write-downs of our trade name intangible assets to their fair values at Ann Taylor and Justice by $10.0 million and $35.0 million, respectively.

Further, the impact of the retail store closures in response to COVID-19, along with the continued declines in the stock price and the fair value of our Term Loan debt, resulted in a conclusion that another triggering event occurred in the third quarter of Fiscal 2020, thereby requiring us to test our goodwill and intangible assets for impairment (the “April Interim Test”). The April Interim Test reflected revised long-range assumptions that were reflected in contemplation of the Chapter 11 Cases discussed above. Those assumptions included the wind down of the Catherines brand, and a significant reduction in the number of Justice retail stores, an overall reductions in the number of retail stores at the Company's other brands, and a significant reduction in the Company's workforce commensurate with the store reductions. As a result of the revised assumptions, we recognized goodwill impairment charges of $15.0 million and $70.5 million at the Ann Taylor and LOFT reporting units to write-down the carrying value of the reporting units to their fair value. In addition, we recorded non-cash impairment charges totaling $41.3 million to write-down the carrying values of our trade name intangible assets to their fair values as follows: $17.7 million at Ann Taylor, $7.8 million at LOFT, $7.8 million at Justice, $3.0 million at Catherines and $5.0 million of our Justice international franchise rights. These impairment charges are more fully described in Note 7 to the accompanying consolidated financial statements.

Finally, the commencement of the Chapter 11 Cases, discussed above, led the Company to conclude this represented further impairment indicators. As a result, the Company was required to test its goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of Fiscal 2020 (the “Year-End Test"). The cash flow projections underlying the Year-End Test reflected revised assumptions for Fiscal 2021 and Fiscal 2022 based on the current consumer demand, the continuation of the negative impacts of COVID-19 and the potential release of a vaccine during Fiscal 2021 with the expectation that the Company will be back in line with the original long-range projections for Fiscal 2023 and beyond. As of the third quarter of Fiscal 2020, only our LOFT brand had goodwill remaining and was tested for goodwill impairment in the fourth quarter. The Year-End Test indicated the fair value of the LOFT brand exceeded its carrying value and as a result no goodwill impairment charge was required in the fourth quarter. However, the Year-End Test resulted in the Company recognizing impairment charges to write-down the carrying values of its other intangible assets to their fair values as follows: $34.2 million on the LOFT trade name and $1.3 million on the Ann Taylor trade name. In addition, the Company impaired the remaining Justice international franchise rights of $5 million as the Company will no longer be supporting this business strategy.

Tangible Asset Impairment Charges

As a result of the revised projections utilized in the Company’s goodwill and intangible asset impairment testing described above, which reflect significant reductions in near-term cash flows of certain of our retail stores, as well as the planned store reductions discussed above, we recognized impairment charges of $196.8 million to write-down store-related fixed assets and right-of-use assets to their fair values. Impairment charges by segment reflected $115.3 million at the Premium Fashion segment, $25.2 million at the Plus Fashion segment, and $56.3 million at the Kids Fashion segment. In addition, a long-lived Corporate asset impairment charge of $12.9 million was recorded during the second half of Fiscal 2020 which reflects an $8.4 million write-down of the book value of the Company’s campus in Mahwah, NJ to fair market value recorded in the third quarter of Fiscal 2020 in connection with its planned sale and a long-lived asset impairment charge of $4.5 million was recorded in the fourth quarter of Fiscal 2020 relating to the Company's Duluth, MN building to reflect a write-down of the book value to fair market value. These impairment charges are more fully described in Note 10 to the accompanying consolidated financial statements.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Summary and Key Developments

Operating highlights for Fiscal 2020 are as follows:

•Sales decreased by 21.5%, reflecting decreases at all of our operating segments due primarily to the temporary retail store closures;
•Gross margin rate decreased by 530 basis points to 50.6% primarily due to markdown and promotional selling necessary to clear excess inventory that was unable to be sold after the temporary retail store closures;
•Operating loss of $1,113.6 million compared to $638.3 million for the year-ago period, resulting primarily from the lower Net sales and Gross margin decline, higher store-related asset-impairment charges, and higher restructuring and other related charges, which were offset in part by expense reductions, primarily reflecting the furlough of a significant portion of our workforce in response to COVID-19, the impact of our previously-announced cost reduction initiatives, and lower impairment of goodwill and other intangible assets; and
•Net loss from continuing operations per diluted share of $120.68 in Fiscal 2020, compared to $73.87 in Fiscal 2019.

Liquidity for Fiscal 2020 primarily reflected:

•Cash flows provided by operations was $131.6 million, compared to $21.1 million in the year-ago period;
•Cash flows used in investing activities for Fiscal 2020 was $39.5 million, consisting primarily of capital expenditures of $65.1 million, offset in part by $20.6 million received from the sale of our corporate building in Mahwah, New Jersey, compared to net cash provided by investing activities of $67.7 million in the year-ago period; and
•Cash flows provided by financing activities for Fiscal 2020 was $160.3 million, consisting primarily of the $230.0 million borrowed under the revolving credit facility during the third quarter, offset in part by the repurchased $79.5 million of outstanding term loan debt for $49.4 million and the term loan prepayment of $20.4 million compared to net cash provided by financing activities of $0.3 million in the year-ago period.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS

Fiscal 2020 Compared to Fiscal 2019

The following table summarizes our operational results and expresses the percentage relationship to net sales of certain financial statement captions:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019	$ Change	% Change
	(millions, except per share data)
Net sales	$3,718.1	$4,734.7	$(1,016.6)	(21.5)%

Cost of goods sold	(1,836.2)	(2,088.0)	251.8	12.1%
Cost of goods sold as % of net sales	49.4%	44.1%
Gross margin	1,881.9	2,646.7	(764.8)	(28.9)%
Gross margin as % of net sales	50.6%	55.9%
Other operating expenses:
Buying, distribution and occupancy expenses	(825.8)	(953.8)	128.0	13.4%
Buying, distribution and occupancy expenses as % of net sales	22.2%	20.1%
Selling, general and administrative expenses	(1,421.1)	(1,545.8)	124.7	8.1%
SG&A expenses as % of net sales	38.2%	32.6%
Restructuring and other related charges	(238.3)	(94.1)	(144.2)	NM
Impairment of goodwill	(148.9)	(276.0)	127.1	46.1%
Impairment of other intangible assets	(128.7)	(134.9)	6.2	4.6%
Depreciation and amortization expense	(232.7)	(280.4)	47.7	17.0%
Total other operating expenses	(2,995.5)	(3,285.0)	289.5	8.8%
Operating loss	(1,113.6)	(638.3)	(475.3)	(74.5)%
Operating loss as % of net sales	(30.0)%	(13.5)%
Interest expense	(99.4)	(107.0)	7.6	7.1%
Interest and other (expense) income, net	(7.6)	3.8	(11.4)	NM
Gain on extinguishment of debt	28.5	—	28.5	NM
Reorganization items, net	(3.4)	—	(3.4)	NM
Loss from continuing operations before (provision) benefit for income taxes and income (loss) from equity method investment	(1,195.5)	(741.5)	(454.0)	(61.2)%
(Provision) benefit for income taxes from continuing operations	(13.7)	23.9	(37.6)	NM
Effective tax rate (a)	(1.1)%	3.2%
Income (loss) from equity method investment	3.1	(11.8)	14.9	NM
Loss from continuing operations	(1,206.1)	(729.4)	(476.7)	(65.4)%
Discontinued operations
Income from discontinued operations, net of taxes (b)	64.3	23.5	40.8	NM
Gain on disposal of discontinued operations, net of taxes (c)	—	44.5	(44.5)	(100.0)%
Net loss	$(1,141.8)	$(661.4)	$(480.4)	(72.6)%

Net loss per common share - basic:
Continuing operations	$(120.68)	$(73.87)	$(46.81)	(63.4)%
Discontinued operations	6.43	6.89	(0.46)	(6.6)%
Total net loss per basic common share	$(114.25)	$(66.98)	$(47.27)	(70.6)%

Net loss per common share - diluted:
Continuing operations	$(120.68)	$(73.87)	$(46.81)	(63.4)%
Discontinued operations	6.43	6.89	(0.46)	(6.6)%
Total net loss per diluted common share	$(114.25)	$(66.98)	$(47.27)	(70.6)%

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

________
(a) Effective tax rate is calculated by dividing the (Provision) benefit for income taxes from continuing operations by the Loss from continuing operations before (provision) benefit for income taxes and income (loss) from equity method investment.
(b) Income from discontinued operations is presented net of income tax expense of $0.2 million and $31.2 million for the fiscal years ended August 1, 2020 and August 3, 2019, respectively.
(c) Gain on sale of discontinued operations is presented net of income tax benefit of $4.0 million for the fiscal year ended August 3, 2019.
(NM) Not meaningful.

Net sales. Total Net sales decreased by $1,016.6 million, or 21.5%, to $3,718.1 million. Specifically, the total store and e-commerce revenue decreased by $974.1 million and other revenue decreased by $42.5 million compared to the prior year period. The decrease in Net sales was primarily driven by the temporary closure of our retail stores as a result of COVID-19 during the second half of Fiscal 2020.

Net sales data for our three operating segments is presented below.

	Fiscal Years Ended
	August 1, 2020	August 3, 2019	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$1,852.6	$2,415.1	$(562.5)	(23.3)%
Plus Fashion	1,055.9	1,240.5	(184.6)	(14.9)%
Kids Fashion	809.6	1,079.1	(269.5)	(25.0)%
Total net sales	$3,718.1	$4,734.7	$(1,016.6)	(21.5)%

Comparable sales (a)				NM
________
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

Gross margin. Gross margin, in terms of dollars, was primarily lower as a result of a decline in sales and a decline in rate, which is discussed on a segment basis below. The gross margin rate represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales. Gross margin rate is dependent upon a variety of factors, including brand sales mix, product mix, channel mix, the timing and level of promotional activities and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate decreased by 530 basis points from 55.9% for Fiscal 2019 to 50.6% for Fiscal 2020 resulting from lower margin at all three operating segments. Gross margin rate highlights on a segment basis are as follows:

•Premium Fashion gross margin rate performance declined to 51.5% for Fiscal 2020 from 56.5% for Fiscal 2019 primarily reflecting increased inventory reserves and promotional selling to clear excess inventory that was unable to be sold in the normal course due to the temporary closure of our retail stores as a result of COVID-19 during the second half of Fiscal 2020 and higher shipping costs related to increased direct channel penetration.
•Plus Fashion gross margin rate performance declined to 53.9% for Fiscal 2020 from 57.3% for Fiscal 2019 primarily reflecting inventory markdown reserves and increased promotional selling to clear excess inventory that was unable to be sold in the normal course due to the temporary closure of our retail stores as a result of COVID-19 during the second half of Fiscal 2020 and higher shipping costs related to increased direct channel penetration, offset in part by the improved product acceptance experienced during the first half of Fiscal 2020.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

•Kids Fashion gross margin rate performance declined to 44.3% for Fiscal 2020 from 53.0% for Fiscal 2019 primarily due to significant inventory markdown reserves and increased promotional selling to clear excess inventory that was unable to be sold in the normal course due to the temporary closure of our retail stores as a result of COVID-19 during the second half of Fiscal 2020. The gross margin decline also reflects increased markdowns in the first half of Fiscal 2020 resulting from lower store traffic.

Buying, distribution and occupancy ("BD&O") expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $128.0 million, or 13.4%, to $825.8 million in Fiscal 2020. The reduction in expenses was driven by the furlough in the second half of Fiscal 2020 of a significant portion of our workforce in response to COVID-19, lower occupancy expense and lower-employee related costs, both resulting from the continued impact of our previously announced cost reduction efforts, as well as amounts received under the transition services agreement with maurices as further discussed in Note 11 to the accompanying consolidated financial statements. BD&O expenses as a percentage of net sales increased to 22.2% in Fiscal 2020 from 20.1% in Fiscal 2019.

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

SG&A expenses decreased by $124.7 million, or 8.1%, to $1,421.1 million in Fiscal 2020. The decrease in SG&A expenses was primarily due to the furlough in the second half of Fiscal 2020 of a significant portion of our workforce in response to COVID-19, the continuation of our previously announced cost reduction initiatives, mainly reflecting lower store related expenses and non-merchandise procurement savings, lower marketing expenses, and amounts received under the transition services agreement with maurices, as further discussed in Note 11 to the accompanying consolidated financial statements. These savings were offset in part by higher store-related impairment charges. SG&A expenses as a percentage of net sales increased to 38.2% in Fiscal 2020 from 32.6% in Fiscal 2019.

Depreciation and amortization expense decreased by $47.7 million, or 17.0%, to $232.7 million in Fiscal 2020. The decrease was across all of our operating segments and was driven by a lower level of store-related fixed-assets, offset in part by incremental depreciation from capital investments placed into service during Fiscal 2019.

Operating loss. Operating loss was $1,113.6 million for Fiscal 2020 compared to $638.3 million in Fiscal 2019 and is discussed on a segment basis below.

Operating results for our three operating segments are presented below.

	Fiscal Years Ended
	August 1, 2020	August 3, 2019	$ Change	% Change
	(millions)
Operating (loss) income:
Premium Fashion	$(280.9)	$35.1	$(316.0)	NM
Plus Fashion	(90.1)	(101.6)	11.5	11.3%
Kids Fashion	(226.7)	(66.8)	(159.9)	NM
Unallocated restructuring and other related charges	(238.3)	(94.1)	(144.2)	NM
Unallocated impairment of goodwill	(148.9)	(276.0)	127.1	46.1%
Unallocated impairment of other intangible assets	(128.7)	(134.9)	6.2	4.6%
Total operating loss	$(1,113.6)	$(638.3)	$(475.3)	(74.5)%
________
(NM) Not meaningful.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Premium Fashion operating results decreased by $316.0 million primarily driven by a decline in Net sales and a lower gross margin rate, as discussed above, offset in part by lower operating expenses. Operating expense reductions were primarily driven by the furlough in the second half of Fiscal 2020 of a significant portion of our workforce in response to COVID-19, lower expenses as a result of our continued cost reduction efforts, and lower depreciation expense. These expense reductions were offset in part by significantly higher store-related impairment charges.
Plus Fashion operating results improved by $11.5 million primarily due to lower operating expenses, which were mostly offset by declines in Net sales and a lower gross margin rate, as discussed above. Operating expense reductions were primarily driven by the furlough in the second half of Fiscal 2020 of a significant portion of our workforce in response to COVID-19 and lower expenses as a result of our continued cost reduction efforts.
Kids Fashion operating results decreased by $159.9 million primarily due to a decline in Net sales and a lower gross margin rate, as discussed above, offset in part by lower operating expenses. Operating expense reductions were primarily driven by the furlough in the second half of Fiscal 2020 of a significant portion of our workforce in response to COVID-19 and lower expenses as a result of our continued cost reduction efforts. These expense reductions were offset in part by significantly higher store-related impairment charges.

Unallocated restructuring and other related charges of $238.3 million primarily includes charges resulting from announcements and actions taken in connection with the Chapter 11 Cases and included $29.3 million of severance and other related charges, $19.3 million of professional fees, and $189.3 million of non-cash asset impairments primarily related to right-of-use lease assets associated with the stores identified to close as a result of the Chapter 11 Cases. The $94.1 million of unallocated restructuring and other related charges in Fiscal 2019 primarily included $33.1 million for professional fees incurred in connection with the identification and implementation of transformation initiatives, $16.1 million of severance and other related charges, reflecting severance associated with the cost reduction actions taken in the fourth quarter of Fiscal 2019, and $44.9 million of non-cash asset impairments, reflecting the write-down of the Mahwah, NJ corporate headquarters as a result of the Dressbarn wind down and the write-down of a corporate-owned office building in Duluth, MN to fair market value as a result of the sale of maurices.
Unallocated impairment of goodwill reflects the Fiscal 2020 write-down of the carrying values of the Ann Taylor, LOFT and Justice reporting units to their fair values as follows: $69.9 million at Ann Taylor, $70.5 million at LOFT, and $8.5 million at Justice. The $276.0 million in Fiscal 2019 reflects the write-down of the carrying values of the Lane Bryant, Catherines and Justice reporting units.

Unallocated impairment of other intangible assets reflects the Fiscal 2020 write-down of the Company's trade name intangible assets to their fair values as follows: $29.0 million of our Ann Taylor trade name, $42.0 million of our LOFT trade name, $42.8 million of our Justice trade name, $4.0 million of our Catherines trade name and $10.9 million of our Justice franchise rights. The $134.9 million in Fiscal 2019 reflects the write-down of the Company's trade name intangible assets to their fair values as follows; $15.0 million of our Ann Taylor trade name, $60.3 million of our LOFT trade name, $37.0 million of our Lane Bryant trade name, $6.0 million of our Catherines trade name and $16.6 million of our Justice trade name.

Interest expense decreased by $7.6 million to $99.4 million for Fiscal 2020, primarily due to a lower average outstanding term loan balance as a result of the second quarter debt repurchases and a lower interest rate on our variable-rate term loan during Fiscal 2020, partially offset by interest on our revolving borrowings drawn down during the third quarter of Fiscal 2020. There were no revolver borrowings outstanding during Fiscal 2019.

Gain on extinguishment of debt. In Fiscal 2020, the Company repurchased $79.5 million of outstanding principal balance of the term loan at an aggregate cost of $49.4 million through the open market transactions, resulting in a $28.5 million pre-tax gain, net of the proportional write-off of unamortized original discount and debt issuance costs of $1.6 million. There was no gain on extinguishment of debt in the year-ago period.

Reorganization items, net of $3.4 million during Fiscal 2020 represent the post-petition costs directly associated with the Chapter 11 Cases. These costs reflect professional fees incurred after the commencement of the Chapter 11 Cases. There were no Reorganization items, net in the year-ago period.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

(Provision) benefit for income taxes from continuing operations represents federal, foreign, state and local income taxes. We recorded a tax provision of $13.7 million in Fiscal 2020 on a pre-tax loss of $1,195.5 million, for an effective tax rate of (1.1)%, which was lower than the statutory tax rate as a result of non-deductible impairments of goodwill and changes in the valuation allowance on U.S. federal and state and foreign deferred tax assets. In Fiscal 2019, we recorded a tax benefit of $23.9 million on a pre-tax loss of $741.5 million for a 3.2% effective tax rate, which was lower than the statutory tax rate primarily due to non-deductible impairments of goodwill, a partial federal valuation allowance, and GILTI.
Loss from continuing operations increased by $476.7 million to $1,206.1 million in Fiscal 2020, primarily due to lower Net sales and Gross margin and higher impairments of our retail store assets, which were offset in part by the costs savings and lower impairments of goodwill and other intangible assets, which are discussed above.

Loss from continuing operations per diluted common share was $120.68 per share in Fiscal 2020 compared to $73.87 per share in the year-ago period, primarily as a result of an increase in the loss from continuing operations, as discussed above.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Fiscal 2020 Compared to Fiscal 2019

The table below summarizes our cash flows for the years presented as follows:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Cash flows provided by operating activities	$131.6	$21.1
Cash flows (used in) provided by investing activities	(39.5)	67.7
Cash flows provided by financing activities	160.3	0.3
Net increase in cash and cash equivalents	$252.4	$89.1

Cash flows provided by operating activities. Net cash provided by operating activities was $131.6 million for Fiscal 2020, compared with cash provided by of $21.1 million during the year-ago period. The increase in cash flows provided by operating activities in Fiscal 2020 primarily reflected reduced inventory purchases and the extension of payment terms to vendors and landlords, offset in part by lower earnings before non-cash expenses as a result of lower sales and margin rates due to COVID-19.

Cash flows (used in) provided by investing activities. Net cash used in investing activities for Fiscal 2020 was $39.5 million, compared with cash provided by investing activities of $67.7 million for the year-ago period. Net cash used in investing activities in Fiscal 2020 consisted primarily of capital expenditures of $65.1 million, offset in part by $20.6 million received from the sale of our corporate building in Mahwah, New Jersey and $5.0 million received from the sale of intellectual property rights associated with the Dressbarn direct channel operations. Net cash provided by investing activities in the year-ago period was $67.7 million, consisted primarily of net proceeds from the sale of maurices of $203.2 million, offset in part by capital expenditures of $136.5 million.

Net cash provided by financing activities. Net cash provided by financing activities was $160.3 million during Fiscal 2020 and reflects proceeds from our revolving credit facility of $230.0 million offset by repurchases of our Term Loan debt of $69.8 million. Net cash provided by financing activities was $0.3 million during the year-ago period.

Capital Spending

With our continued focus on optimizing our capital resource allocation, especially in light of the impact of COVID-19, we significantly reduced our capital spending for Fiscal 2020. In Fiscal 2020, we had $65.1 million in capital expenditures, which included spending for capital investments in connection with our digital initiatives, infrastructure, and our retail store network.

Given the low level of capital spending in Fiscal 2020, the Company expects to increase spending relative to Fiscal 2020 and, as a result, expects capital spending for Fiscal 2021 to be in the range of $75-$100 million. Our capital requirements are expected to be funded primarily with available cash and cash equivalents, operating cash flows and, to the extent necessary, borrowings under the Company’s DIP Facilities, which is discussed below.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, proceeds from the sale of assets, available cash and cash equivalents, and prior to the commencement of the Chapter 11 Cases on July 23, 2020, access to our Amended Revolving Credit Agreement and the Term Loan (both of which are defined below). Upon the commencement of the Chapter 11 Cases, the Company may not make borrowings under the Amended Revolving Credit Agreement. As of August 1, 2020, we had cash and cash equivalents of $580.4 million, approximately $32 million, or 6%, which was held overseas by our foreign

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

subsidiaries. Prior to the commencement of the Chapter 11 Cases, these sources of liquidity were used to fund our ongoing cash requirements, such as inventory purchases and other changes in working capital requirements, construction and renovation of stores, investment in technological and supply chain infrastructure, acquisitions, debt service, open market purchases of debt, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. For a detailed description of the terms and restrictions under our amended and restated revolving credit agreement dated February 27, 2018 (the “Amended Revolving Credit Agreement”), and the $1.8 billion seven-year term loan (the “Term Loan”), see Note 12 to the accompanying consolidated financial statements.

As discussed elsewhere herein, COVID-19 has had a material adverse effect on our revenues, earnings, liquidity, and cash flows, and may continue to have a continued impact for the foreseeable future. As a result of the reduced cash flows, our ability to meet our future debt service obligations has been impacted by COVID-19. The Company projects that it will not have sufficient cash on hand or available liquidity to repay such debt. Accordingly, on July 23, 2020, the Company and certain of its subsidiaries commenced the Chapter 11 Cases. Following the commencement of the Chapter 11 Cases, the Company may not make borrowings under the Amended Revolving Credit Agreement.

Following the commencement of the Chapter 11 Cases, on September 16, 2020, the Company and AnnTaylor Retail, Inc., as borrowers, entered into a Senior Secured Super-Priority Debtor-in-Possession Term Credit Agreement (the “DIP Term Credit Agreement”) with the lenders party thereto and Alter Domus (US) LLC, as administrative agent. The DIP Term Credit Agreement provides for a term loan credit facility (the “DIP Term Facility”) that consists of (i) $150.0 million in new money term loans (the “New Money DIP Loans”) and (ii) $162.3 million of certain prepetition term loan obligations that have been rolled into the DIP Term Facility. The proceeds of the New Money DIP Loans may be used, among other things, to pay certain costs, fees and expenses related to the Chapter 11 Cases and to prepay or repay up to $50.0 million of borrowings under the Amended Revolving Credit Agreement, in all cases, subject to the terms of the DIP Term Credit Agreement.

Also on September 16, 2020, the Company and certain of its subsidiaries, as borrowers, and certain other subsidiaries of the Company, as guarantors, entered into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP ABL Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which provides the Company with a superpriority senior secured debtor-in-possession asset based revolving credit facility of up to $400 million in the aggregate with a $200 million letter of credit sublimit (the “DIP ABL Facility” and together with the DIP Term Facility, the “DIP Facilities”). Pursuant to the DIP ABL Credit Agreement, the commitments and loans of the lenders party to the Amended Revolving Credit Agreement converted into the DIP ABL Facility.

Management currently believes that cash flows from operations at anticipated levels, and our existing sources of liquidity described above, including the New Money DIP Loans, will be sufficient to support our operating needs, costs savings initiatives, capital requirements, and our debt service requirements through the Chapter 11 Cases. However, for the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part I, Item 1A — “Risk Factors” of this Annual Report on Form 10-K. As a result of these risks and uncertainties, the amount and composition of the Company’s assets and liabilities could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and liquidity and capital resources included in this Annual Report on Form 10-K may not accurately reflect its operations, properties and liquidity and capital resources following emergence from the Chapter 11 Cases.

For more information regarding the Chapter 11 Cases, the RSA and the DIP Facilities, see Note 2 to the accompanying consolidated financial statements, and for more information regarding the items causing substantial doubt about the Company’s ability to continue as a going concern, see Note 1 to the accompanying consolidated financial statements.
Debt

For a detailed description of the terms and restrictions under our amended and restated revolving credit agreement dated February 27, 2018 (the "Amended Revolving Credit Agreement") and the $1.8 billion seven-year term loan (the "Term Loan"), see Note 12 to the accompanying consolidated financial statements.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Amended Revolving Credit Agreement

Prior to the Chapter 11 Cases, under the Amended Revolving Credit Agreement, the maturity of the Company's revolving credit facility was earlier of (i) 5 years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loan (unless (a) the outstanding principal amount of the Term Loans is $150 million or less and (b) the Company maintains liquidity, as defined in the Amended Revolving Credit Agreement (which can include (1) availability under the revolving credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility) in an amount equal to the outstanding principal amount of the remaining Term Loan, as described in more detail in Note 12 to the accompanying consolidated financial statements.

The commencement of the Chapter 11 Cases on July 23, 2020 constituted an event of default under the Amended Revolving Credit Agreement. Refer to Note 2 of the accompanying consolidated financial statements for additional information. The Company's obligations under the Amended Revolving Credit Agreement are secured and classified as Current portion of long-term debt in the accompanying consolidated balance sheet as of August 1, 2020.

Term Loan

In Fiscal 2018, we repaid a total of $225.0 million of Term Loan debt of which $180.0 million was applied to future quarterly scheduled payments such that we are not required to make our next quarterly payment of $22.5 million until November of calendar 2020.

During the second quarter of Fiscal 2020, the Company repurchased $79.5 million aggregate principal amount of its Term Loan debt in open market transactions. In the third quarter of Fiscal 2020, the Company performed an additional repurchase of $42.0 million of principal amount of debt, which has not yet been settled and the underlying debt remains outstanding in order to maintain maximum financial flexibility as a result of COVID-19. For more information, see Note 12 to the accompanying consolidated financial statements.

In July 2020, the Company used the cash proceeds from the sale of its corporate campus in Mahwah, New Jersey to make a prepayment of $20.4 million. On July 23, 2020, the Petition Date, the outstanding Term Loan balance was classified as Liabilities subject to compromise.

Common Stock Repurchase Program

There were no purchases of common stock during Fiscal 2020 and Fiscal 2019 under the repurchase program. For a complete description of our 2016 Stock Repurchase Program, see Note 19 to the accompanying consolidated financial statements.

We may from time to time repurchase shares under the repurchase program depending on our liquidity requirements and prevailing market conditions, subject to any restrictions under our debt agreements, among other factors.

CONTRACTUAL AND OTHER OBLIGATIONS

Off-Balance Sheet Arrangements

Our off-balance sheet commitments, which include outstanding letters of credit, amounted to approximately $99.8 million as of August 1, 2020. We do not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our operational results, financial condition and cash flows.

CRITICAL ACCOUNTING POLICIES

The SEC's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our operational results and financial position and requires significant judgment and estimates on the part of management in its application. Our estimates

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. Actual results may differ from these estimates under different assumptions or conditions. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We believe that the following list represents the critical accounting policies as contemplated by FRR 60. For a discussion of all of our significant accounting policies, see Notes 4 and 5 to the accompanying consolidated financial statements.

Inventories

Retail Inventory Method

We hold inventory for sale through our retail stores and direct channel sites. Our Plus Fashion and Kids Fashion segments use the retail inventory method of accounting, under which inventory is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and the resulting gross margin are calculated by applying a calculated cost-to-retail ratio to the retail value of inventory. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.

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

Weighted-average Cost Method

The Premium Fashion segment uses the weighted-average cost method to value inventory, under which inventory is valued at the lower of average cost or net realizable value, at the individual item level. Inventory cost is adjusted when the current selling price or future estimated selling price is less than cost.

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

The fair values of the reporting units are determined using a combination of the income approach (the discounted cash flows method) and the market approach (guideline public company method and guideline transaction method). However, for the April 2020 Interim Test and the Year-end Test, we only used the income approach as the market approach was deemed unrepresentative due to the volatility and disruption in the global financial markets caused by COVID-19. The Company believes that the income approach is the most reliable indication of value as it captures forecasted revenues and earnings for the

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

reporting units in the projection period that the market approach may not directly incorporate. Therefore, a greater weighting was applied to the income approach than the market approach.

The assessment is performed at the reporting unit level. The Fiscal 2020 reporting units identified for the purpose of goodwill impairment assessment, after considering the economic aggregation criteria, were Ann Taylor, LOFT, Justice, Lane Bryant, and Catherines.  During the second quarter of Fiscal 2020, the Company completed the wind down of the Dressbarn brand.

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
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

Fiscal 2020 Year-End Impairment Assessment

On July 23, 2020, the Company and certain of the Company’s direct and indirect subsidiaries filed for Chapter 11 Cases with the United States Bankruptcy Court, discussed further in Note 2 to the accompanying consolidated financial statements, which led the Company to conclude this represented further impairment indicators. As a result, the Company was required to test its goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of Fiscal 2020 (the Year-End Test").

The Year-End Test was determined with the assistance of an independent valuation firm using the same methodologies as the April Interim Test. The cash flow projections underlying the Year-End Test reflected revenue assumptions for Fiscal 2021 and Fiscal 2022 based on the current consumer demand, the continuation of the negative impacts of COVID-19 and the potential release of a vaccine during Fiscal 2021 with the expectation that the Company will be back in line with the original long-range projections for Fiscal 2023 and beyond. The discount rate used for the LOFT brand in the Year-End Test was 25.5% which was a slight increase from 24.9% used in the April Interim Test. The Year-End Test indicated the fair value of the LOFT brand exceeded its carrying value by approximately 11% and as a result no goodwill impairment charge was required in the fourth quarter.

Based on the results of the Year-End Test, the Company recognized impairment charges to write-down the carrying value of its other intangible assets of their fair values as follows: $34.2 million on the LOFT trade name and $1.3 million on the Ann Taylor trade name. In addition, the Company impaired the remaining Justice franchise rights of $5 million as the Company will no longer be supporting this business strategy. Indefinite-lived intangible asset impairment charges have been disclosed separately in the accompanying consolidated statements of operations.

Other

If we continue to experience sustained periods of unexpected declines or shifts in consumer spending, it could adversely impact the long-term assumptions used in our Interim Tests and Year-End Test. Such trends may also have a negative impact on some of the other key assumptions used in impairment tests, including anticipated operating income margin as well as the weighted average cost of capital rate. These assumptions are highly judgmental and subject to change. Such changes, if material, may require us to incur additional impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods, including at the LOFT reporting unit. As an example, the impact of a hypothetical change in both of the significant assumptions is described below. A hypothetical 1% change in WACC rate would increase/decrease the LOFT fair value by approximately $20 million. A hypothetical 1% change in the operating income percentage in all periods would increase/decrease the fair value of LOFT by approximately $55 million. If that were to occur, the fair value of the LOFT reporting unit would be less than its carrying value and result in an impairment of goodwill.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Impairment of Long-Lived Assets

Property and equipment, along with other long-lived assets, such as right-of-use assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets, including finite-lived intangible assets, for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of, and for which there is a committed plan of disposal, are reported at the lower of carrying value or fair value less costs to sell.

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

During Fiscal 2020 and Fiscal 2019, we recorded total non-cash impairment charges within continuing and discontinued operations of $319.3 million and $85.8 million, respectively, to reduce the net carrying value of certain long-lived tangible assets to their estimated fair value. Of these amounts, $109.6 million and $45.4 million in Fiscal 2020 and Fiscal 2019, respectively, are included within Restructuring and other related charges in the consolidated statements of operations. There have been no impairment losses recorded on our finite-lived intangible assets for any of the periods presented. See Notes 8 and 10 to the accompanying consolidated financial statements for a further discussion of impairments of long-lived assets.

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

Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. This determination requires significant judgment by management. Tax valuation allowances are analyzed quarterly and adjusted as events occur, or circumstances change, that warrant adjustments to those balances. We have evaluated all evidence, both positive and negative, with currently available information to determine sources of taxable income that the Company can use in order to recognize its deferred tax assets. This includes taxable income in carryback years if permitted by tax law, future reversals of existing taxable temporary differences (i.e. deferred tax liabilities), tax planning strategies and future taxable income exclusive of taxable temporary differences (i.e. forecasted book income). The Company is in a cumulative loss position and has determined that it does not have sufficient taxable income, therefore, a valuation allowance has been recognized on a portion of our deferred tax asset. A valuation allowance is a non-cash charge, which does not eliminate the deferred tax asset but instead reduces the benefit we expect to realize from it in the future.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 5 to the accompanying consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our financial statements in future reporting periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements

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

(c) Changes in Internal Control Over Financial Reporting.

Other than the internal control changes described below, there have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As a result of the Chapter 11 Cases filed during the fourth quarter of Fiscal 2020, management implemented controls to ensure compliance with ASC 852, Reorganizations, and its impact on our financial statements and related disclosures. We have also implemented controls related to our payment processes with respect to pre-petition and post-petition payments resulting from the Chapter 11 Cases. The Company has appropriately considered and integrated these changes into our control design and related tests of operating effectiveness of internal controls over financial reporting as of August 1, 2020.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, which began during the third quarter of Fiscal 2020. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

During the first quarter of Fiscal 2020, the Company modified certain existing internal controls and processes and implemented new internal controls and processes in connection with our adoption of the new lease accounting standard.

Item 9B. Other Information.

None.

PART III

The registrant intends to file on Form 10-K/A an amendment to the Annual Report on Form 10-K, which will be incorporated by reference into Part III of the Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The index to the financial statements and financial statement schedules are filed as a part of this report on page F-1 and incorporated by reference herein.

(b) List of Exhibits

The following exhibits are filed as part of this Report and except Exhibits 4.2, 10.13, 21, 23, 31.1, 31.2, 32.1 and 32.2 are all incorporated by reference from the sources shown.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc. is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2018.

3.2	Second Amended and Restated By-Laws of Ascena Retail Group, Inc., adopted and effective October 3, 2018, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 9, 2018.

3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Ascena Retail Group, Inc. is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 19, 2019.

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Ascena Retail Group, Inc. is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 26, 2020.

4.1	Tax Benefits Preservation Plan, dated as of May 26, 2020, between Ascena Retail Group, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent is incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 26, 2020.

4.2	Description of Securities Registered Under Section 12 of the Exchange Act, filed herewith.

4.3	Interim Order (I) Approving Notification and Hearing Procedures for Certain Transfers of Common Stock, and (II) Granted Relief [Docket No. 80], is incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 28, 2020.

10.1	Fifth Amendment and Restatement Agreement dated and effective as of February 27, 2018, among the Company, the Borrowing Subsidiaries party thereto, the Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, together with the exhibits and schedules thereto, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 5, 2018.

10.2	First Amendment, dated September 20, 2019, to the Fifth Amended and Restated Credit Agreement, dated and effective as of February 27, 2018, among the Company, the Loan Parties thereto, the Lenders party thereto, the Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, is incorporated by reference to Exhibit 10.9 to the Form 10-K filed on October 10, 2019.

10.3	Term Credit Agreement dated as of August 21, 2015 among the Company, AnnTaylor Retail, Inc., the Lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 27, 2015.

10.4	Amended and Restated Credit Card Program Agreement dated April 28, 2017, by and between Ascena Retail Group, Inc. and Capital One, National Association, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the fiscal quarter ended April 29, 2017, filed on June 8, 2017.

10.5	Form of Indemnification Agreement, adopted January 1, 2011, for members of the Board of Directors and certain executive officers is incorporated by reference to Exhibit 10.24 to the Form 10-K filed for the fiscal year ended July 30, 2011, filed on September 28, 2011.*

10.6	Ascena Retail Group, Inc., 2016 Omnibus Incentive Plan is incorporated by reference to Annex A to the Proxy Statement dated November 3, 2015.*

10.7	Amendment Number One to the Ascena Retail Group, Inc., 2016 Omnibus Incentive Plan (Amended and Restated effective December 10, 2015) approved and effective as of September 27, 2017, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2018.*

10.8	Amendment Number Two to the Ascena Retail Group, Inc., 2016 Omnibus Incentive Plan (Amended and Restated effective December 10, 2015), as amended, approved and effective as of December 14, 2018, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2018.*

10.9	Employment Letter dated May 1, 2019 with Gary Muto is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 1, 2019.*

Exhibit Number	Description
10.10	Employment Letter dated May 1, 2019 with Carrie Teffner is incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 1, 2019.*

10.11	Retention Agreement dated May 1, 2019 with Dan Lamadrid is incorporated by reference to Exhibit 10.6 to the Form 10-Q for the fiscal quarter ended May 4, 2019, filed on June 12, 2019.*

10.12	Employment Letter dated July 25, 2019 with Dan Lamadrid is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 25, 2019.*

10.13	Employment Letter dated November 6, 2019 with Justin MacFarlane, filed herewith.*

10.14	Ascena Retail Group, Inc. Executive Severance Plan, amended and restated effective as of May 26, 2020, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 28, 2020.*

10.15	Form of Retention and Clawback Agreement for NEOs is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 22, 2020.*

10.16	Form of Acceleration Agreement for NEOs is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 22, 2020.*

10.17	Restructuring Support Agreement, dated as of July 23, 2020, by and among Ascena Retail Group, Inc. and the Consenting Stakeholders party thereto is incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on July 23, 2020.

10.18	Conditional Assignment Agreement, dated as of July 23, 2020, by and among AnnTaylor Loft GP Lux S.à.r.l., AnnTaylor Loft Borrower Lux SCS and Alter Domus (US) LLC is incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on July 23, 2020.

10.19	Backstop Commitment Letter, dated as of July 23, 2020, by and between Ascena Retail Group, Inc. and the Backstop Commitment Parties thereto is incorporated by reference to Exhibit 10.3 to the Form 8-K/A filed on July 23, 2020.

21	Subsidiaries of the Registrant, filed herewith.

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of President and Chief Executive Officer, filed herewith.**

32.2	Section 906 Certification of Chief Financial Officer, filed herewith.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)†
_____________
*Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

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

Ascena Retail Group, Inc.

Date: December 11, 2020	by	/s/ GARY MUTO
Gary Muto
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY MUTO
Gary Muto	Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2020

/s/ DAN LAMADRID
Dan Lamadrid	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 11, 2020

/s/ KEVIN TROLARO
Kevin Trolaro	Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 11, 2020

/s/ CARRIE W. TEFFNER
Carrie W. Teffner	Interim Executive Chair of the Board and Director	December 11, 2020

/s/ GARY BEGEMAN
Gary Begeman	Director	December 11, 2020

/s/ KATE BUGGELN
Kate Buggeln	Director	December 11, 2020

/s/ PAUL KEGLEVIC
Paul Keglevic	Director	December 11, 2020

/s/ KATHERINE L. KRILL
Katherine L. Krill	Director	December 11, 2020

/s/ STACEY RAUCH
Stacey Rauch	Director	December 11, 2020

/s/ CARL S. RUBIN
Carl S. Rubin	Director	December 11, 2020

/s/ JOHN L. WELBORN, JR.
John L. Welborn, Jr.	Director	December 11, 2020

/s/ LINDA YACCARINO
Linda Yaccarino	Director	December 11, 2020

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All schedules are omitted because either they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	August 1, 2020	August 3, 2019
	(millions, except share data in thousands and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$580.4	$323.8
Inventories	338.2	490.7
Prepaid expenses and other current assets	169.1	242.3
Current assets related to discontinued operations	3.5	98.2
Total current assets	1,091.2	1,155.0
Property and equipment, net	466.3	835.5
Operating lease right-of-use assets	378.4	—
Goodwill	164.6	313.5
Other intangible assets, net	134.2	276.6
Equity method investment	45.2	42.1
Other assets	54.2	65.6
Non-current assets related to discontinued operations	—	11.5
Total assets	$2,334.1	$2,699.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$161.0	$316.1
Accrued expenses and other current liabilities	70.1	273.3
Deferred income	116.9	114.1
Current portion of lease liabilities	0.6	—
Current portion of long-term debt	227.9	—
Current liabilities related to discontinued operations	23.5	94.7
Total current liabilities	600.0	798.2
Long-term debt	—	1,338.6
Lease-related liabilities	—	204.6
Long-term lease liabilities	0.8	—
Other non-current liabilities	42.2	171.9
Non-current liabilities related to discontinued operations	5.9	35.5
Liabilities subject to compromise	2,679.4	—
Total liabilities	3,328.3	2,548.8
Commitments and contingencies (Note 18)

Shareholders' (deficit) equity:
Common stock, par value $0.01 per share; 10,087 and 9,925 shares issued and outstanding	0.1	0.1
Additional paid-in capital	1,106.9	1,102.5
Accumulated deficit	(2,089.2)	(935.9)
Accumulated other comprehensive loss	(12.0)	(15.7)
Total shareholders'(deficit) equity	(994.2)	151.0
Total liabilities and shareholders' (deficit) equity	$2,334.1	$2,699.8

See accompanying notes.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions, except share data in thousands and per share data)
Net sales	$3,718.1	$4,734.7
Cost of goods sold	(1,836.2)	(2,088.0)
Gross margin	1,881.9	2,646.7

Other operating expenses:
Buying, distribution and occupancy expenses	(825.8)	(953.8)
Selling, general and administrative expenses	(1,421.1)	(1,545.8)
Restructuring and other related charges	(238.3)	(94.1)
Impairment of goodwill	(148.9)	(276.0)
Impairment of other intangible assets	(128.7)	(134.9)
Depreciation and amortization expense	(232.7)	(280.4)
Total other operating expenses	(2,995.5)	(3,285.0)
Operating loss	(1,113.6)	(638.3)

Interest expense	(99.4)	(107.0)
Interest and other (expense) income, net	(7.6)	3.8
Gain on extinguishment of debt	28.5	—
Reorganization items, net	(3.4)	—
Loss from continuing operations before (provision) benefit for income taxes and income (loss) from equity method investment	(1,195.5)	(741.5)
(Provision) benefit for income taxes from continuing operations	(13.7)	23.9
Income (loss) from equity method investment	3.1	(11.8)
Loss from continuing operations	(1,206.1)	(729.4)
Discontinued operations
Income from discontinued operations, net of taxes (a)	64.3	23.5
Gain on disposal of discontinued operations, net of taxes (b)	—	44.5
Net loss	$(1,141.8)	$(661.4)

Net loss per common share - basic:
Continuing operations	$(120.68)	$(73.87)
Discontinued operations	6.43	6.89
Total net loss per basic common share	$(114.25)	$(66.98)

Net loss per common share - diluted:
Continuing operations	$(120.68)	$(73.87)
Discontinued operations	6.43	6.89
Total net loss per diluted common share	$(114.25)	$(66.98)

Weighted average common shares outstanding:
Basic	9,994	9,874
Diluted	9,994	9,874
________
(a) Income from discontinued operations is presented net of income tax expense of $0.2 million and $31.2 million for the fiscal years ended August 1, 2020, and August 3, 2019, respectively.
(b) Gain on sale of discontinued operations is presented net of income tax benefit of $4.0 million for the fiscal year ended August 3, 2019.

See accompanying notes.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Net loss	$(1,141.8)	$(661.4)
Other comprehensive (loss) income, net of tax:
Reclassification of interest rate hedge deferred loss into earnings	11.3	—
Deferred loss related to interest rate hedge	(5.0)	(5.0)
Foreign currency translation adjustment	(2.6)	(0.5)
Total other comprehensive (loss) income before reclassification	3.7	(5.5)
Reclassification adjustment for realized gain from foreign currency translation upon disposition of maurices	—	2.7
Total comprehensive loss	$(1,138.1)	$(664.2)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Cash flows from operating activities:
Net loss	$(1,141.8)	$(661.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	243.6	321.1
Deferred income tax provision (benefit)	12.4	(10.0)
Deferred rent and other costs recognized under prior lease accounting standard	—	(35.7)
Stock-based compensation expense	4.3	11.5
Impairment of goodwill	148.9	276.0
Impairment of other intangible assets	128.7	134.9
Impairment tangible assets	399.0	103.3
(Income) loss from equity method investment	(3.1)	11.8
Non-cash interest expense	10.2	9.9
Gain on extinguishment of debt	(28.5)	—
Gain on sale of property and equipment	—	(0.3)
Gain on sale of other intangible assets	(5.0)	—
Gain on sale of maurices	—	(44.5)
Other non-cash income, net	(10.1)	(3.1)
Changes in operating assets and liabilities:
Inventories	209.5	(11.9)
Accounts payable, accrued liabilities and income taxes payable	121.0	(93.1)
Deferred income	6.7	11.9
Lease-related liabilities	—	11.7
Operating lease right-of-use assets and lease liabilities	(19.5)	—
Other balance sheet changes, net	55.3	(11.0)
Cash flows provided by operating activities	131.6	21.1

Cash flows from investing activities:
Capital expenditures	(65.1)	(136.5)
Proceeds from the sale of assets	20.6	1.0
Proceeds from the sale of intangible assets	5.0	—
Proceeds from the sale of maurices, net	—	203.2
Cash flows (used in) provided by investing activities	(39.5)	67.7

Cash flows from financing activities:
Redemptions and repayments of term loan	(69.8)	—
Proceeds from revolver borrowings	230.0	28.1
Repayments of revolver borrowings	—	(28.1)
Proceeds from stock options exercised and employee stock purchases	0.1	0.9
Tax payments related to share-based awards	—	(0.6)
Cash flows provided by financing activities	160.3	0.3

Net increase in cash, cash equivalents and restricted cash	252.4	89.1
Cash, cash equivalents and restricted cash at beginning of year	329.2	240.1

Cash, cash equivalents and restricted cash at end of year	$581.6	$329.2

See accompanying notes.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' (Deficit) Equity
	Shares	Amount
	(millions, except share data in thousands)
Balance, August 4, 2018	9,817	$0.1	$1,090.1	$(278.8)	$(12.9)	$798.5
Net loss	—	—	—	(661.4)	—	(661.4)
Total other comprehensive (loss)	—	—	—	—	(2.8)	(2.8)
Shares issued and equity grants made pursuant to stock-based compensation plans	108	—	12.4	(0.6)	—	11.8
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	4.9	—	4.9
Balance, August 3, 2019	9,925	0.1	1,102.5	(935.9)	(15.7)	151.0
Net loss	—	—	—	(1,141.8)	—	(1,141.8)
Total other comprehensive income	—	—	—	—	3.7	3.7
Shares issued and equity grants made pursuant to stock-based compensation plans	162	—	4.4	—	—	4.4
Cumulative effect of change in accounting upon adoption of ASC Topic 842	—	—	—	(11.5)	—	(11.5)
Balance, August 1, 2020	10,087	$0.1	$1,106.9	$(2,089.2)	$(12.0)	$(994.2)

See accompanying notes.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Ascena Retail Group, Inc., a Delaware corporation, is a national specialty retailer of apparel for women and tween girls. The Company's continuing operations consist of its direct channel operations and approximately 2,500 stores throughout the United States, Canada and Puerto Rico. The Company had annual revenues for the fiscal year ended August 1, 2020 of approximately $3.7 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “ascena,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company operates its business in three reportable segments: Premium Fashion, Plus Fashion, and Kids Fashion. All of our segments sell fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our segments consist of specialty retail, outlet and direct channel as well as licensed franchises in international territories at our Kids Fashion segment. Our Premium Fashion segment consists of our Ann Taylor and LOFT brands; our Plus Fashion segment consists of our Lane Bryant and Catherines brands; our Kids Fashion segment consists of our Justice brand. As further discussed in Note 3, at the beginning of the fourth quarter of Fiscal 2019, the Company announced the wind down of Dressbarn, which was completed in the second quarter of Fiscal 2020 and was formerly included in the Value Fashion segment.

The Company's brands included in the continuing operations had the following store counts as of August 1, 2020: Justice 747 stores; Lane Bryant 637 stores; LOFT 619 stores; Catherines 255 stores; and Ann Taylor 275 stores.

Liquidity

The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 12, the Company has significant indebtedness, primarily consisting of its Term Loan, borrowings under the Amended Revolving Credit Agreement (both of which are defined in Note 12), as well as obligations related to its retail store leases. As a result of the Company’s significant indebtedness, and the negative impacts sustained due to the worldwide COVID-19 pandemic, defined and discussed below, on July 23, 2020, the Company and certain of the Company’s direct and indirect subsidiaries commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). For more information, refer to Note 2. As discussed in Note 2, the filing of the Chapter 11 Cases constitutes an event of default under the Company’s Term Loan and Amended Revolving Credit Agreement, resulting in the automatic and immediate acceleration of the outstanding obligations thereunder. The Company projects that it will not have sufficient cash on hand or available liquidity to repay such debt. These conditions and events raise substantial doubt as to the Company’s ability to continue as a going concern.

While operating as a debtor-in-possession pursuant to the Bankruptcy Code, we may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, a Chapter 11 plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in our Consolidated Balance Sheet as of August 1, 2020. The consolidated financial statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases, which are subject to a high degree of uncertainty and are dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Company will confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable, maintain profitability and successfully implement our Chapter 11 plan of reorganization and/or any sale of our assets pursuant to Section 363 of the Bankruptcy Code. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. To date, COVID-19 has surfaced in nearly all regions around

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the world and resulted in restrictions and shutdowns implemented by national, state, and local authorities. In response to COVID-19, the Company took a number of steps, some of which included a temporary shutdown of our retail stores and numerous actions in an effort to enhance liquidity and financial flexibility. COVID-19 has had a number of significant impacts on our financial statements, which are discussed in more detail in the Notes to these consolidated financial statements as follows:

•The shutdown of our retail stores resulted in a significant reduction in Net sales in the second half of Fiscal 2020. As a result of the Net sales reduction and lower cash flows, the Company was required to revisit long-term cash flow assumptions and recorded impairments of goodwill, tangible and intangible assets in the third and fourth quarters of Fiscal 2020. Such impairments are further described in Notes 7, 8 and 10;
•Steps to enhance liquidity and financial flexibility included the draw-down of $230 million on our revolving credit facility, which is further discussed in Note 12;
•On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act is discussed in Note 17;
•Beginning in April 2020, we suspended rent payments under the leases for our temporarily closed retail stores. The impact of recent guidance issued by the Financial Accounting Standards Board's ("FASB") is discussed in Note 6; and
•The store closures resulted in unsold seasonal inventory which required the company to record significant inventory reserves, which are discussed in Note 9.

2. Voluntary Reorganization Under Chapter 11

Filing Under Chapter 11 of the United States Bankruptcy Code

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

The commencement of the Chapter 11 Cases on the Petition Date constituted an event of default that accelerated the Debtors’ obligations under the Term Loan and Amended Revolving Credit Agreement (the “Debt Instruments”), each of which provide that as a result of the Chapter 11 Cases, the principal then outstanding, together with accrued interest thereon and all fees and other obligations accrued thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Term Loan or the Amended Revolving Credit Agreement are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect thereof are subject to the applicable provisions of the Bankruptcy Code. As a result, the Company’s obligations under the Term loan have been classified as Liabilities subject to compromise in the consolidated balance sheet as of August 1, 2020. The Amended Revolving Credit Agreement is a secured obligation and classified as Current portion of long-term debt in the accompanying consolidated balance sheet as of August 1, 2020.

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The RSA contemplates a restructuring process, to be implemented through voluntary cases under chapter 11 of the Bankruptcy Code, that is expected to significantly reduce the Debtors’ debt. Specifically, the RSA provided:

•the substantial equitization of the Term Loan;
•a fully backstopped capital injection of $150 million in new money financing pursuant to a backstop commitment letter (together with all exhibits and schedules thereto and as amended on September 9, 2020, the “Backstop Commitment Letter”) on the terms described in more detail below;
•each Consenting Stakeholder will receive (i) its pro rata share (based on such party’s holdings of loans under the First Out Exit Term Facility (as defined in the RSA)) of 44.9% of the equity in reorganized Ascena and (ii) its pro rata share (based on such party’s Backstop Percentage (as defined in the RSA)) of an amount of equity in reorganized Ascena equal to $7.5 million (the “Backstop Equity Premium”), in each case subject to dilution from the Management Incentive Plan (as defined in the RSA);
•all lenders under the Term Loan will receive their pro rata share of 55.1% of the equity in reorganized Ascena less the percentage of such equity distributed as the Backstop Equity Premium, subject to dilution from the Management Incentive Plan, and $88.2 million in new loans under the Last Out Exit Term Facility (as defined in the RSA);
•holders of general unsecured claims will receive their pro rata share of $500,000, provided that holders of general unsecured claims vote as a class to accept the Debtors’ Chapter 11 plan; and
•existing common equity in the Company will be canceled.

In connection with the Company’s entry into the Sycamore APA (as defined and described in Note 24), on November 26, 2020, the Company Parties and the Consenting Stakeholders entered into the Second Amended Restructuring Support Agreement (the “Amended RSA”). In addition to providing for the Consenting Stakeholders’ support of the Sycamore Sale (as defined and described in Note 24), the Amended RSA provides, among other things, that each Consenting Stakeholder and each lender party to the Term Loan will receive its pro rata share (based on its term loan holdings under the Term Loan) of cash pursuant to distributions in accordance with the schedule set forth in Section 6.01(p) of the Amended RSA (instead of equity in reorganized Ascena as previously contemplated in the RSA). The Amended RSA does not contemplate material changes to the treatment of any other stakeholders’ claims, including holders of general unsecured claims, and in particular, the Amended RSA continues to provide that the existing common equity in the Company be canceled.

The Amended RSA may be terminated by the Consenting Stakeholders upon the occurrence of certain events set forth therein, including the Bankruptcy Court not having confirmed the Debtors’ Chapter 11 plan by February 25, 2021 (rather than the date that is 110 days after the Petition Date as was provided in the RSA) and the Plan Effective Date not having occurred by March 11, 2021 (rather than the date that is 130 days after the Petition Date as was provided in the RSA). A Company Party may also terminate the RSA upon the occurrence of certain events set forth therein, including in the event the board of directors, board of managers or such similar governing body of any Company Party determines, after consulting with counsel, (i) that proceeding with any of the transactions described therein would be inconsistent with the exercise of its fiduciary duties or applicable law or (ii) in the exercise of its fiduciary duties, to pursue an Alternative Restructuring Proposal. Capitalized terms used but not otherwise defined in this paragraph have the meanings given to them in the Amended RSA.

As a condition to the Consenting Stakeholders entering into the RSA, AnnTaylor Loft GP Lux S.à r.l. and AnnTaylor Loft Borrower Lux SCS, each of which are wholly owned indirect subsidiaries of the Company (the “LuxCos”), entered into a Conditional Assignment Agreement, dated July 23, 2020 (the “Conditional Assignment Agreement”), with Alter Domus (US) LLC, in its capacity as incremental collateral agent (the “Agent”) on behalf of the Consenting Stakeholders and each of the other secured parties under the Prepetition Term Credit Agreement. Pursuant to the Conditional Assignment Agreement, upon the occurrence of a “Trigger Event,” the LuxCos have agreed to irrevocably transfer to the Agent all of their respective personal property and other assets, including intellectual property, and trademark rights, and the Agent has agreed to grant Annco, Inc., an indirect subsidiary of the Company, a license to continue to use such trademark rights. A “Trigger Event” under the Conditional Assignment Agreement includes the occurrence of any of the following: (i) any Company Party or either of the LuxCos failing to perform or observe certain provisions set forth in the RSA, the Backstop Commitment Letter, the DIP Term Credit Agreement (as defined below) or the Conditional Assignment Agreement, which, in each case, is both adverse to the interests of the Consenting Stakeholders and remains uncured for ten business days after notice is provided to the Company Parties as set forth therein, (ii) a Consenting Stakeholder Termination Event (as defined in the RSA) and termination of the RSA in accordance with the terms thereof, (iii) an acceleration of the obligations arising under the DIP Term Credit Agreement in accordance with such agreement or (iv) a Change of Control (as defined in the Conditional Assignment Agreement).

Although the Company Parties intend to pursue the restructuring contemplated by the Amended RSA, there can be no assurance that the Company Parties will be successful in completing a restructuring or any other similar transaction on the terms set forth

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in the Amended RSA or at all. In particular, the transactions contemplated by the Amended RSA are subject to approval by the Bankruptcy Court, among other conditions.

Debtors-in-Possession Financing

On July 23, 2020, prior to commencement of the Chapter 11 Cases and as contemplated by the RSA, the Company entered into the Backstop Commitment Letter with certain of the Company’s creditors and/or their affiliates (the “Backstop Parties”), which was amended and restated on September 9, 2020, pursuant to which the Backstop Parties committed to provide the Company with a superpriority senior secured debtor-in-possession term loan credit facility in an aggregate amount equal to approximately $312.3 million (the “DIP Term Facility”), on the terms and conditions set forth therein, including the approval of the Bankruptcy Court.

In addition, on August 14, 2020, the Company entered into a commitment letter (the “DIP ABL Commitment Letter”) with certain lenders (the “DIP ABL Lenders”) under the Amended Revolving Credit Agreement. Pursuant to the DIP ABL Commitment Letter, and on the terms and conditions set forth therein, including the approval of the Bankruptcy Court, the DIP ABL Lenders committed to provide the Company with a superpriority senior secured debtor-in-possession asset based revolving credit facility in an aggregate amount of up to $400 million (the “DIP ABL Facility” and, together with the DIP Term Facility, the “DIP Facilities”), pursuant to which the commitments and loans of the lenders party to the Amended Revolving Credit Agreement would convert into the DIP ABL Facility.

In connection with the Chapter 11 Cases, the Debtors filed a motion for approval of the DIP Facilities, Docket No. 18, and on September 10, 2020, the Bankruptcy Court approved such motion and entered an order approving the DIP Facilities and use of cash collateral on a final basis, Docket No. 587 (collectively, the “DIP Order”).

DIP Term Credit Agreement

In accordance with the DIP Order, on September 16, 2020, the Company and AnnTaylor Retail, Inc., as borrowers (collectively, the “DIP Term Borrowers”), entered into a Senior Secured Super-Priority Debtor-in-Possession Term Credit Agreement (the “DIP Term Credit Agreement”) with the lenders party thereto (the “DIP Term Lenders”) and Alter Domus (US) LLC, as administrative agent. Capitalized terms used but not otherwise defined in this “DIP Term Credit Agreement” section of this Note 2 have the meanings given to them in the DIP Term Credit Agreement. The DIP Term Borrowers’ obligations under the DIP Credit Agreement are secured by substantially all of the real and personal property of the DIP Term Borrowers and each subsidiary of the Company that are guarantors (collectively, the “DIP Term Loan Parties”), subject to certain exceptions.

The DIP Term Facility, which is governed by the DIP Term Credit Agreement, consists of (i) $150.0 million in new money term loans (the “New Money DIP Loans”) and (ii) $162.3 million of certain prepetition term loan obligations that have been rolled into the DIP Term Facility. The proceeds of the New Money DIP Loans may be used, among other things, to pay certain costs, fees and expenses related to the Chapter 11 Cases and to prepay or repay up to $50.0 million of borrowings under the ABL Credit Agreement, in all cases, subject to the terms of the DIP Term Credit Agreement.

The maturity date of the DIP Term Facility is the date that is the earliest of (i) six months after the Effective Date, (ii) the date of the substantial consummation (as defined in section 1101(2) of the Bankruptcy Code) of an Acceptable Plan, (iii) the date the Bankruptcy Court converts any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, (iv) the date the Bankruptcy Court dismisses any of the Chapter 11 Cases, (v) the date on which the DIP Term Loan Parties consummate a sale of all or substantially all of the assets of the DIP Term Loan Parties pursuant to section 363 of the Bankruptcy Code or otherwise, and (vi) such earlier date on which the loans made under the DIP Term Credit Agreement become due and payable by acceleration or otherwise in accordance with the terms of the DIP Term Credit Agreement and the other Loan Documents. The DIP Term Facility is expected to be terminated in connection with the consummation of the Sycamore Sale.

Loans under the DIP Term Facility bear interest at a rate per annum equal to (i) in the case of a base rate loan, the base rate (which is subject to a floor of 2.00%) plus 10.75% or (ii) in the case of a Eurodollar rate loan, the adjusted London interbank offering rate (which is subject to a floor of 1.00%) plus 11.75%. Upon the occurrence and during the continuance of an event of default under the DIP Term Facility, the Company will be subject to a default rate of interest equal to 2.00% above the rate otherwise applicable.

The DIP Term Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the DIP Term Borrowers’ and their restricted subsidiaries’ ability to, among other things, incur

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

additional indebtedness, create liens on assets, make investments, loans, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP Term Credit Agreement also includes representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code, and certain other events related to the impairment of the DIP Term Lenders’ rights or liens granted under the DIP Term Credit Agreement.

DIP ABL Credit Agreement

In accordance with the DIP Order, on September 16, 2020, the Company and certain of its subsidiaries, as borrowers (collectively, the “DIP ABL Borrowing Parties”), and certain other subsidiaries of the Company, as guarantors (together with the DIP ABL Borrowing Parties, the “DIP ABL Loan Parties”), entered into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP ABL Credit Agreement”) with the DIP ABL Lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides the Company with a superpriority senior secured debtor-in-possession asset based revolving credit facility of up to $400 million in the aggregate with a $200 million letter of credit sublimit. Capitalized terms used but not otherwise defined in this “DIP ABL Credit Agreement” section of this Note 2 have the meanings given to them in the DIP ABL Credit Agreement. The obligations under the DIP ABL Credit Agreement are secured by substantially all of the real and personal property of the DIP ABL Loan Parties, subject to certain exceptions.

The proceeds of the DIP ABL Facility may be used to pay certain costs, fees and expenses related to the Chapter 11 Cases, to repay certain prepetition indebtedness and for working capital, among other things, in all cases subject to the terms of the DIP ABL Credit Agreement.

The maturity date of the DIP ABL Facility is the date that is the earliest of (i) six months after the Effective Date, (ii) the date of the substantial consummation (as defined in section 1101(2) of the Bankruptcy Code) of an Acceptable Plan, (iii) the date the Bankruptcy Court converts any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, (iv) the date the Bankruptcy Court dismisses any of the Chapter 11 Cases, (v) the date on which the DIP ABL Loan Parties consummate a sale of all or substantially all of the assets of the DIP ABL Loan Parties pursuant to section 363 of the Bankruptcy Code or otherwise, and (vi) such earlier date on which the loans made under the DIP ABL Credit Agreement become due and payable by acceleration or otherwise in accordance with the terms of the DIP ABL Credit Agreement and the other Loan Documents. The DIP ABL Facility is expected to be determined in connection with the consummation of the Sycamore Sale.

Loans under the DIP ABL Facility bear interest at a rate per annum equal to (i) in the case of a base rate loan, the base rate plus 1.50% or (ii) in the case of a Eurodollar rate loan, the adjusted London interbank offering rate (which is subject to a floor of 0.75%) plus 2.50%. If any principal of or interest on any loan or any fee or other amount payable under the DIP ABL Facility is not paid when due, such overdue amount will be subject to a default rate of interest equal to 2.00% above the rate otherwise applicable.

The DIP ABL Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the DIP ABL Borrowing Parties’ and their restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP ABL Credit Agreement also includes representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code, and certain other events related to the impairment of the DIP ABL Lenders’ rights or liens granted under the DIP ABL Credit Agreement.

Nasdaq Delisting

On July 24, 2020, the Company received a letter from the Listing Qualifications Department staff of Nasdaq notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, at the opening of business on August 4, 2020, trading of the Company’s common stock was suspended from Nasdaq and the Company’s common stock began trading on the OTC Pink Marketplace under the symbol “ASNAQ.” On August 11, 2020,

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nasdaq filed a Form 25 with the Securities and Exchange Commission (the "SEC") to delist the Company’s common stock from Nasdaq. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), became effective 90 days after filing of the Form 25. The common stock remains registered under Section 12(g) of the Exchange Act.

Liabilities Subject to Compromise

Liabilities subject to compromise refers to prepetition obligations which may be affected by the Chapter 11 process. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases. Differences between the liabilities the Company has estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustments may be material.

The components of liabilities subject to compromise are presented below:

August 1, 2020
Liabilities subject to compromise:	(millions)
Accounts payable	$417.0
Accrued expenses and other current liabilities	123.0
Current portion of long-term debt (a)	1,252.6
Current portion of lease liabilities	153.9
Lease-related liabilities	626.4
Other non-current liabilities	106.5
Liabilities subject to compromise	$2,679.4
____________
(a) See Note 12 for more details of the prepetition debt reported as Liabilities subject to compromise.

Interest Expense

The Company has ceased recording interest on the Term Loan, which is classified as Liabilities subject to compromise as of the Petition Date. The contractual interest expense on Liabilities subject to compromise not accrued or recorded in the Consolidated Statements of Operations was approximately $2.1 million, representing interest expense from the Petition Date of July 23, 2020 through August 1, 2020.

Reorganization Items, Net

The Company has incurred, and will continue to incur, significant costs associated with the Chapter 11 Cases. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company's results. Reorganization items, net of $3.4 million represent the post-petition costs directly associated with the Chapter 11 Cases and for Fiscal 2020 primarily include professional fees which were substantially paid during the year ended August 1, 2020.

Debtors-in-Possession Condensed Combined Financial Statements

Condensed combined financial statements of the debtors-in-possession are set forth below. These condensed combined financial statements exclude the financial statements of certain non-debtor entities.

Transactions and balances of receivables and payables between debtors-in-possession are eliminated in consolidation. However, the debtors-in-possession's condensed combined balance sheet includes receivables from related non-debtor entities and payables to related non-debtor entities.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED BALANCE SHEET

August 1, 2020
(millions)
ASSETS
Current assets:
Cash and cash equivalents	$553.5
Inventories	342.6
Prepaid expenses, and other current assets	149.4
Current assets related to discontinued operations	3.5
Total current assets	1,049.0
Property and equipment, net	454.1
Operating lease right-of-use assets	377.0
Goodwill	164.6
Other intangible assets, net	20.2
Equity method investment	45.2
Other assets	52.2
Investment in non-debtor subsidiaries	177.3
Total assets	$2,339.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$126.8
Accrued expenses and other current liabilities	63.7
Deferred income	116.9
Current portion of long-term debt	227.9
Current liabilities related to discontinued operations	23.5
Total current liabilities	558.8
Other non-current liabilities	34.3
Non-current liabilities related to discontinued operations	5.9
Amounts due to non-debtor subsidiaries	99.9
Liabilities subject to compromise	2,679.4
Total liabilities	3,378.3
Total equity shareholders' (deficit) equity	(1,038.7)
Total liabilities and shareholders' (deficit) equity	$2,339.6

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENT OF OPERATIONS

Fiscal Year Ended
August 1, 2020
(millions)
Net sales	$3,707.2
Cost of goods sold	(1,883.0)
Gross margin	1,824.2
Other operating expenses:
Buying, distribution and occupancy expenses	(814.3)
Selling, general and administrative expenses	(1,406.6)
Restructuring and other related charges	(234.3)
Impairment of goodwill	(148.9)
Impairment of other intangible assets	(93.2)
Depreciation and amortization expenses	(230.5)
Equity in losses of non-debtor subsidiaries	(28.8)
Total other operating expenses	(2,956.6)
Operating loss	(1,132.4)

Interest expense	(99.4)
Interest and other income, net	4.5
Gain on extinguishment of debt	28.5
Reorganization items, net	(3.4)
Loss from continuing operations before provision for income taxes and income from equity method investment	(1,202.2)
Provision for income taxes from continuing operations	(7.0)
Income from equity method investment	3.1
Loss from continuing operations	(1,206.1)
Discontinued operations
Income from discontinued operations, net of taxes	64.3
Net loss	$(1,141.8)

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED STATEMENT OF CASH FLOWS

Fiscal Year Ended
August 1, 2020
(millions)
Cash flows provided by operating activities	$138.3
Cash flows from investing activities:
Capital expenditures	(65.1)
Proceeds from sale of assets	20.6
Proceeds from the sale of intangible assets	5.0
Cash flows used in investing activities	(39.5)
Cash flows from financing activities:
Redemptions and repayments of term loan	(69.8)
Proceeds from revolver borrowings	230.0
Proceeds from stock options exercised and employee stock purchases	0.1
Cash flows provided by financing activities	160.3
Increase in cash and cash equivalents	259.1
Cash and cash equivalents, beginning of period	295.6
Cash and cash equivalents, end of period	$554.7

3. Basis of Presentation

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

Significant estimates inherent in the preparation of the consolidated financial statements include: evaluation of goodwill and other intangible assets for impairment; the realizability of inventory; impairments of long-lived tangible assets and right-of-use assets; and the realizability of deferred tax assets.

Fiscal Year

Fiscal year 2020 ended on August 1, 2020 and reflected a 52-week period (“Fiscal 2020") and fiscal year 2019 ended on August 3, 2019 and reflected a 52-week period (“Fiscal 2019"). All references to “Fiscal 2021” reflect a 52-week period that will end on July 31, 2021.

Common Stock Split

On December 19, 2019, the Company announced that the Board of Directors (the “Board”) has approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. Refer to Note 19 for additional information. As a result, the applicable equity and shares information related to prior periods has been restated to reflect this reverse stock split.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Discontinued Operations

Dressbarn Wind Down

In May 2019, the Company announced the wind down of its Dressbarn brand, which was completed in the second quarter of Fiscal 2020. All Dressbarn store locations were closed as of December 31, 2019. Activities during the first and second quarter of Fiscal 2020 include additional employee related accruals, the closure of stores and the negotiation of lease terminations. In addition, during the first quarter of Fiscal 2020, the Company sold the direct channel rights to Dressbarn intellectual property to a third-party for approximately $5 million, which was treated as a reduction of the wind down costs. In connection with the Dressbarn wind down, we have incurred cumulative costs of approximately $58 million of which $5 million was incurred during Fiscal 2020 and the remainder was incurred in Fiscal 2019. The Dressbarn wind down costs have been included in the results disclosed below.

The following table summarizes the results of Dressbarn reclassified as discontinued operations:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Net sales	$326.6	$758.7
Depreciation and amortization expense	(10.9)	(19.5)
Operating income (loss)	63.9	(43.1)
Pretax income (loss) from discontinued operations	64.5	(43.5)
Income tax provision	(0.2)	(9.4)
Income (loss) from discontinued operations, net of tax	$64.3	$(52.9)

The major components of Dressbarn assets and liabilities related to discontinued operations are summarized below:

	August 1, 2020	August 3, 2019
	(millions)
Cash and cash equivalents	$—	$4.2
Inventories	—	57.0
Prepaid expenses and other current assets	3.5	37.0
Property and equipment, net	—	11.5
Total assets related to discontinued operations	$3.5	$109.7

Accounts payable and other current liabilities	$5.5	$94.7
Lease-related liabilities	—	29.6
Liabilities subject to compromise	19.9	—
Other liabilities	4.0	5.9
Total liabilities related to discontinued operations	$29.4	$130.2

Sale of maurices

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the sale of maurices, the Company agreed to provide transition services to maurices for varying periods of time depending on the service. Service periods range from 3-36 months and include services such as legal, tax, logistics, sourcing and other back office functions. Per the agreement, such services are to be provided at the Company's estimated costs to provide the services. As such, in connection with the accounting for the sale, the Company recorded the services at fair value assuming a normalized profit margin. The resulting balance of $10 million was included within Deferred income as of August 3, 2019 and will be recognized over the 3-36 months service period. As of August 1, 2020, approximately $5.3 million remains within Deferred income.

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
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of maurices classified as discontinued operations:

Fiscal Year Ended
August 3, 2019 (a)

Net sales	$749.4
Depreciation and amortization expense	(21.2)
Operating income	97.7
Pretax income from discontinued operations	98.2
Income tax expense	(21.8)
Income from discontinued operations, net of tax	$76.4
_______
(a) Results for the fiscal year ended August 3, 2019 represent results for the period prior to the sale closing on May 6, 2019 and do not reflect the Gain on the disposition of $44.5 million, which is also included under the discontinued operations line in the Company's consolidated statements of operations.

The major components of cash flows related to discontinued operations are summarized below:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Cash provided by operating activities of discontinued operations	$52.6	$71.2
Cash provided by (used in) investing activities of discontinued operations	4.9	(6.4)

4. Summary of Significant Accounting Policies

Bankruptcy Accounting

The Consolidated Financial Statements have been prepared as if we were a going concern and in accordance with Accounting Standards Codification Topic 852, Reorganizations (“ASC 852”). ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that are realized or incurred during the Chapter 11 Cases, including adjustments to the carrying value of certain indebtedness are recorded as “Reorganization items” in the Consolidated Statements of Operations. In addition, prepetition obligations that may be impacted by the Chapter 11 Cases have been classified as “Liabilities subject to compromise” on the Consolidated Balance Sheets at August 1, 2020. These liabilities may be settled for less depending on the claim amounts allowed by the Bankruptcy Court.

Revenue Recognition

Effective August 5, 2018, the Company adopted Accounting Standard Update 2014-09, “Revenue from Contracts with Customers,” ("ASU 2014-09").

For retail sales, the performance obligation is the transfer of retail merchandise to the customer at the retail store or at the time of delivery to the customer. Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Direct channel revenue from sales of products ordered through the Company’s retail internet sites is recognized upon delivery and receipt of the shipment by our customers. Such revenue is reduced by an estimate of returns. The Company accounts for sales and other related taxes on a net basis, thereby excluding such taxes from revenue.
Reserves for estimated product returns are recorded based on historical return trends and are adjusted for known events, as applicable. As of August 1, 2020, the liability for estimated returns was approximately $14.0 million and the corresponding balance of the right of return asset for merchandise was approximately $7.9 million. There was no liability for estimated returns related to discontinued operations at the end of Fiscal 2020. As of August 3, 2019, the liability for estimated returns was approximately $19.9 million, of which $2.1 million was included in Liabilities related to discontinued operations, and the corresponding balance of the right of return assets for merchandise was approximately $9.7 million.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The contract liabilities representing unearned revenue for our continuing operations are as follows:

	August 1, 2020	August 3, 2019
	(millions)
Deferred revenue - gift card liability	$78.4	$79.7
Deferred revenue - loyalty programs	21.0	22.1

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

The Company recognized revenue of approximately $38 million and $39 million in Fiscal 2020 and Fiscal 2019, respectively, associated with gift card redemptions and gift card breakage. Of these amounts, approximately $6 million and $12 million, respectively, were recorded within Income from discontinued operations.

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

The Company recognized revenue of approximately $24 million and $33 million in Fiscal 2020 and Fiscal 2019, respectively, associated with reward redemptions and breakage related to the Company’s loyalty programs. Of these amounts, approximately $5 million and $9 million, respectively, was recorded within Income from discontinued operations.

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
Apparel	83%	82%
Accessories	12%	13%
Other	5%	5%
Total net sales	100%	100%

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Restructuring and Other Related Charges

Restructuring and other related charges consist of severance and benefit costs, long-lived asset impairment charges and professional fees incurred in connection with identification and implementation of the cost reduction initiatives, the Dressbarn wind down, and the Chapter 11 Cases. Professional fees related to the Chapter 11 Cases after July 23, 2020 are included in Reorganization items, net.

Shipping and Fulfillment

Shipping and fulfillment fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as a component of COGS. Costs associated with preparing the merchandise for shipping, such as picking, packing, warehousing and order charges ("fulfillment expense") are recorded as a component of BD&O expenses. Fulfillment expense was approximately $57.7 million in Fiscal 2020 and $65.3 million in Fiscal 2019, of which $1.2 million for Fiscal 2020 and $10.7 million for Fiscal 2019 was recorded within Income from discontinued operations.

Marketing and Advertising Costs

Marketing and advertising costs are included in SG&A expenses. Marketing and advertising costs are expensed when the advertisement is first exhibited. Marketing and advertising expenses were $184.6 million for Fiscal 2020 and $265.1 million for Fiscal 2019, of which $6.9 million for Fiscal 2020 and $59.9 million for Fiscal 2019 was recorded within Income from discontinued operations. Deferred marketing and advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were not material at the end of either Fiscal 2020 or Fiscal 2019.

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

The Company recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses also result from intercompany loans made to foreign subsidiaries that are not of a long-term investment nature and include amounts realized on the settlement of certain intercompany loans with foreign subsidiaries. Net losses from foreign currency transactions were $0.4 million in Fiscal 2020 and $0.7 million in Fiscal 2019, of which losses of $0.1 million for Fiscal 2019 were recorded within Income from discontinued operations. Such amounts are recognized in earnings and included within Interest income and other income, net in the accompanying consolidated statements of operations.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
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

Long-Term Incentive Plans

The Company maintains a long-term cash incentive program ("LTIP") which entitles the holder to a cash payment equal to a target amount earned at the end of a performance period and is subject to (a) the grantee’s continuing employment and (b) the Company’s achievement of certain performance goals over a three-year performance period. Compensation expense for the LTIP is recognized over the related performance periods based on the expected achievement of the performance goals.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less and receivables from financial institutions related to credit card purchases due to the high-credit quality and short time frame for settlement of the outstanding amounts.

Concentration of Credit Risk

The Company maintains cash deposits and cash equivalents with well-known and stable financial institutions; however, there were significant amounts of cash and cash equivalents on deposit at overseas financial institutions as well as at financial institutions that were in excess of FDIC-insured limits at August 1, 2020.

Inventories

Retail Inventory Method

We hold inventory for sale through our retail stores and direct channel sites. The Company’s Plus Fashion and Kids Fashion segments use the retail inventory method of accounting, under which inventory is stated at the lower of cost, on a First In, First Out (“FIFO”) basis, or market. Under the retail inventory method, the valuation of inventory at cost and the resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.

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

Weighted-average Cost Method

Our Premium Fashion segment uses the weighted-average cost method to value inventory, under which inventory is valued at the lower of average cost or net realizable value. Inventory cost is adjusted when the current selling price or future estimated selling price is less than cost.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Property and equipment, along with other long-lived assets, such as right-of-use assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, including finite-lived intangible assets as described below, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

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

Goodwill and certain other intangible assets deemed to have indefinite useful lives, including trade names and certain franchise rights, are not amortized but assessed for impairment annually, typically during the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. Such assessment is performed using a quantitative approach at the reporting unit level. In the fourth quarter of Fiscal 2019, the Company determined that several discrete events had occurred which changed the manner in which the business was expected to be managed going forward.  The sale of maurices, the announced wind down of the Dressbarn brand, as well as the changes in senior management, including the appointment of a new Chief Operating Decision Maker (“CODM”), all occurred in the same period. After considering the impact of all these changes, the Company concluded that its new management began requesting more discrete operating information related to its Ann Taylor and LOFT businesses, which are components of the Premium Fashion segment.  Therefore, since new management, which included the Company's chief operating decision maker, was beginning to look at the components separately, and beginning to make decisions and allocate resources on that basis, the Company concluded that these components meet the definition of separate operating segments.  Given that the determination of a reporting unit for purposes of goodwill impairment testing cannot be at a level higher than the operating segment, the Company determined that Ann Taylor and LOFT met the definition of separate operating segments and therefore goodwill has been separately allocated to these two units.

A goodwill impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability and employee healthcare benefits. Liabilities associated with these risks are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Such liabilities are capped through the use of stop-loss contracts with insurance companies. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. As of August 1, 2020 these reserves were $55.1 million and as of August 3, 2019 they were $60.8 million of which $9.6 million and $15.7 million was recorded within Liabilities from discontinued operations as of August 1, 2020 and August 3, 2019, respectively. The Company is subject to various claims and contingencies related to insurance and other matters arising out of the normal course of business. The Company is self-insured for expenses related to its employee medical and dental plans, its workers’ compensation plan and its general liability plan, up to certain thresholds. Claims filed, as well as claims incurred but not reported, are accrued based on management’s estimates, using information received from plan administrators, historical analysis and other relevant data. The Company’s stop-loss insurance coverage limit for individual claims under these policies is $750,000 for medical claims, $500,000 for workers' compensation claims and $150,000 for general liability claims. The Company believes its accruals for claims and contingencies are adequate based on information currently available. However, it is possible that actual results could differ significantly from the recorded accruals for claims and contingencies.

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Leases

Effective August 4, 2019, the Company adopted Accounting Standards Update 2016-02, "Leases" ("ASC 842"). Refer to Notes 5 and 6 for more detailed information about the adoption of ASU 2016-02 and the differences between 2016-02 and the prior guidance.

5. Recently Issued Accounting Standards

Recently adopted standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASC 842”). The guidance requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The guidance may be applied retrospectively to each period presented or with the cumulative effect recognized as of the initial date of application. The Company adopted this ASU as of August 4, 2019 by applying the modified respective approach, with the cumulative effect recognized at adoption.

As a result of this standard, the Company recognized approximately $875.9 million of right-of-use assets and approximately $1,072.0 million of lease liabilities (current and long-term combined), on its consolidated balance sheet as of August 4, 2019. The right-of-use lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as favorable leases, straight-line rent liability, purchased lease rights and landlord allowances and a cumulative effect adjustment that decreased opening Accumulated deficit by approximately $11.5 million for transition impairments related to previously impaired leased locations. As a result, prior periods have not been restated.

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The measurement of lease right-of-use assets and liabilities excludes amounts related to:
•Variable payments related to lease components, such as contingent rent payments made by the Company based on performance, the expense of which is recognized in the period incurred in the consolidated statements of operations;
•Variable payments related to nonlease components, such as taxes, insurance, and maintenance costs, the expense of which is recognized in the period incurred in the consolidated statements of operations; and
•Leases with an initial term of 12 months or less, the expense of which is recognized in the period incurred in the consolidated statements of operations.

Certain of the Company’s leases include options to extend the lease or to terminate the lease. The Company assesses these leases and, depending on the facts and circumstances, may or may not include these options in the measurement of the Company’s lease right-of-use assets and liabilities. Generally, the Company’s options to extend its leases are at the Company’s sole discretion and at the time of lease commencement are not reasonably certain of being exercised. There may be instances in which a lease is being renewed on a month-to-month basis and, in these instances, the Company will recognize lease expense in the period incurred in the consolidated statements of operations until a new agreement has been executed.

Amortization and interest expense related to lease right-of-use assets and liabilities are generally calculated on a straight-line basis over the lease term. Amortization and interest expense related to previously impaired lease right-of-use assets are calculated on a front-loaded amortization pattern resulting in higher single lease expense in earlier periods. Depending on the nature of the lease, amortization and interest expense is recorded in either Buying, distribution, and occupancy expense or in Selling, general and administrative expense in the consolidated statements of operations.

The Company’s lease right-of-use assets are assessed for indicators of impairment at least quarterly. The results of any such impairments are disclosed in Note 16.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any finance leases, any material sublease arrangements or any material leases where the Company is considered the lessor.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides the impact of adoption of ASU 2016-02 on the Company’s consolidated balance sheet:

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

ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12. By early adopting, ASU 2019-12 becomes effective as of the beginning of Fiscal 2020, however, there is no cumulative effect to be recognized with the early adoption.  As a result of the ASU 2019-12 adoption, the Company did not recognize income tax expense on the income from discontinued operations related to Dressbarn for the year ended August 1, 2020.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

6. Leases

The Company has leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

A summary of the Company’s operating lease costs from continuing operations is as follows:

Fiscal Year Ended
August 1, 2020
(millions)
Single lease costs (a)	$368.9
Variable lease costs (b)	201.4
Total lease expenses	570.3
Less rental income (c)	(3.9)
Total net rental expense (d)	$566.4
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
(d) Total occupancy costs included in discontinued operations related to Dressbarn were $31.8 million for the year ended August 1, 2020.

The following table provides a summary of the Company’s operating lease costs from continuing operations for the year ended August 3, 2019, which was accounted for in accordance with Accounting Standards Codification (“ASC”) 840, “Leases” (“ASC 840”).

Fiscal Year Ended
August 3, 2019
(millions)
Base rentals	$395.9
Percentage rentals	26.0
Other occupancy costs, primarily CAM and real estate taxes	171.8
Total (a)	$593.7
________
(a)    Total occupancy costs included in discontinued operations were $191.5 million for the year ended August 3, 2019.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

August 1, 2020
Weighted-average remaining lease term (years)	5.3
Weighted-average discount rate	25.4%
The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of August 1, 2020:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2021	$351.8
2022	287.6
2023	211.7
2024	148.0
2025	101.8
Thereafter	360.4
Total undiscounted operating lease liabilities	1,461.3
Less imputed interest	(679.6)
Present value of operating lease liabilities	781.7
Less current portion of lease liabilities	(0.6)
Less long-term lease liabilities	(0.8)
Total lease liabilities, included in Liabilities subject to compromise (c)	$780.3
________
(a) Net of sublease income, which is not expected to be significant in any period.
(b) Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved or co-tenancy requirements are not being satisfied. All future minimum rentals under such leases have been included in the above table.
(c) As of August 1, 2020, a substantial amount of the current portion of operating leases liabilities and the long-term lease liabilities balances were classified to Liabilities subject to compromise, which is further discussed in Note 2.

As of August 1, 2020, the Company had no minimum commitments related to additional operating lease contracts that have not yet commenced.

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
________
(a) Net of sublease income, which is not expected to be significant in any period.
(b) Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved or co-tenancy requirements are not being satisfied. All future minimum rentals under such leases have been included in the above table.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental disclosures related to leases are as follows:

Fiscal Year Ended
August 1, 2020
(millions)
Cash payments arising from operating lease liabilities (included in cash flows from operating activities)	$265.6
Non-cash operating lease liabilities from obtaining right-of-use assets	4.4

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

7. Goodwill and Other Intangible Assets

Goodwill

The following details the changes in goodwill for each reportable segment:

	Premium Fashion (a)	Plus Fashion (b)	Kids Fashion (c)	Total
	(millions)
Balance at August 4, 2018	$305.0	$115.1	$169.4	$589.5
Impairment losses	—	(115.1)	(160.9)	(276.0)
Balance at August 3, 2019	305.0	—	8.5	313.5
Impairment losses	(140.4)	—	(8.5)	(148.9)
Balance at August 1, 2020	$164.6	$—	$—	$164.6
________
 (a) Net of accumulated impairment losses of $569.3 million and $428.9 million for the Premium Fashion segment of August 1, 2020 and August 3, 2019, respectively.
 (b) Represents the Plus Fashion segment impairment losses as of August 3, 2019, which $65.8 million and $49.3 million relates to Lane Bryant and Catherines reporting units, respectively. The accumulated impairment loss at the Lane Bryant and Catherines reporting units as of August 1, 2020 and August 3, 2019 was $387.7 million and $49.3 million, respectively.
 (c) Net of accumulated impairment losses of $169.4 million and $160.9 million for the Kids Fashion segment impairment losses as of August 1, 2020 and August 3, 2019, respectively.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Intangible Assets

As more fully described in Note 5, favorable leases have been reclassified from Other intangible assets, net to Operating lease right-of-use assets within the consolidated balance sheet due to the recent adoption of ASC 842. Other intangible assets, reflecting the change, as well as the impairments discussed below, now consist of the following:

	August 1, 2020			August 3, 2019
Description	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets not subject to amortization:	(millions)
Brands and trade names (a)	$134.2	$—	$134.2	$252.0	$—	$252.0
Franchise rights (a)	—	—	—	10.9	—	10.9
Total intangible assets not subject to amortization	134.2	—	134.2	262.9	—	262.9
Intangible assets subject to amortization (b):
Proprietary technology	4.8	(4.8)	—	4.8	(4.8)	—
Customer relationships	52.0	(52.0)	—	52.0	(46.7)	5.3
Favorable leases	—	—	—	38.2	(29.8)	8.4
Trade names	5.3	(5.3)	—	5.3	(5.3)	—
Total intangible assets subject to amortization	62.1	(62.1)	—	100.3	(86.6)	13.7
Total intangible assets	$196.3	$(62.1)	$134.2	$363.2	$(86.6)	$276.6
________
(a) The Company recorded impairment charges related to trade names during Fiscal 2020 and Fiscal 2019, as discussed by reporting unit below.
(b) There were no finite-lived intangible asset impairment losses recorded for any of the periods presented.

Amortization

The Company recognized amortization expense on finite-lived intangible assets, excluding favorable leases discussed below, of $5.3 million in Fiscal 2020 and $7.0 million in Fiscal 2019, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations. The Company amortizes customer relationships recognized as part of the acquisition of ANN INC. (the "ANN Acquisition") over five years based on the pattern of revenue expected to be generated from the use of the asset. In that regard, the remaining balance as of August 3, 2019 of $5.3 million was fully amortized during Fiscal 2020.

Prior to the adoption of ASC 842 in Fiscal 2020, favorable leases were amortized into either Buying, distribution and occupancy expenses or Selling, general and administrative expenses over a weighted-average lease term of approximately four years. The Company recognized amortization expense on favorable leases of $8.5 million in Fiscal 2019.

Goodwill and Other Indefinite-lived Intangible Assets Impairment Assessment

As discussed in Note 4, the Company typically performs its annual impairment assessment of goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year unless a triggering event has occurred in a previous quarter. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess.

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Fiscal 2020 Fourth Quarter Assessment

The Company performed its regular annual assessment at the beginning of the fourth quarter and did not note any impairment of goodwill or intangible assets as it had just completed the April Interim Test. However, on July 23, 2020, the Company and certain of the Company’s direct and indirect subsidiaries filed for Chapter 11 Cases with the United States Bankruptcy Court, discussed further in Note 2, which led the Company to conclude this represented further impairment indicators. As a result, the Company was required to test its goodwill and indefinite-lived intangible assets for impairment at the end of the fourth quarter of Fiscal 2020 (the Year-End Test").

The Year-End Test was determined with the assistance of an independent valuation firm using the same methodologies as the April Interim Test. The cash flow projections underlying the Year-End Test reflected revised assumptions for Fiscal 2021 and Fiscal 2022 based on the current consumer demand, the continuation of the negative impacts of COVID-19 and the potential release of a vaccine during Fiscal 2021 with the expectation that the Company will be back in line with the original long-range projections for Fiscal 2023 and beyond. As of the third quarter of Fiscal 2020, only our LOFT brand had goodwill remaining and was tested for goodwill impairment in the fourth quarter. The discount rate used for the LOFT brand in the Year-End test is 25.5% which was a slight increase from 24.9% used in the April Interim Test. The Year-End Test indicated the fair value of the LOFT brand exceeded its carrying value by approximately 11% and as a result no goodwill impairment charge was required in the fourth quarter.

Based on the results of the Year-End Test, the Company recognized impairment charges to write-down the carrying values of its other intangible assets to their fair values as follows: $34.2 million on the LOFT trade name and $1.3 million on the Ann Taylor trade name. In addition, the Company impaired the remaining Justice franchise rights of $5.0 million as the Company will no longer be supporting this business strategy. Indefinite-lived intangible asset impairment charges have been disclosed separately in the accompanying consolidated statements of operations.

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

As a result, the Company performed its Interim Test of goodwill and indefinite-lived intangible assets using a quantitative approach as of April 6, 2019, which was the last day in the second month of the third fiscal quarter. The Interim Test was determined with the assistance of an independent valuation firm using two valuation approaches, including the income approach (discounted cash flow method ("DCF")) and market approach (guideline public company method). The Company believes that the income approach (Level 3 measurement) is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. Therefore, a greater weighting was applied to the income approach than the market approach. The weighing of the fair values by valuation approach (income approach vs. market approach) is generally consistent across all reporting units. For substantially all of the reporting units the income approach was weighted 75% and the market approach 25%. Under the market approach, the Company estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization, factored in a control premium, and used the market approach as a comparison of respective fair values. The estimated fair value determined under the market approach validated our estimate of fair value determined under the income approach. The only difference to the 75% / 25% weighting was at the Catherines reporting unit where the income approach was weighted 100% as the resulting low profit margins made the market approach impracticable. This approach at Catherines had no impact on the overall conclusion. Further, the Company's maurices

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reporting unit was valued utilizing the sales price inherent in the Transaction described in Note 3. Finally, the Company’s publicly traded market capitalization was reconciled to the sum of the fair value of the reporting units.

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

Fiscal 2019 Fourth Quarter Assessment

The Company performed its regular annual assessment at the beginning of the fourth quarter and did not note any impairment of goodwill or intangible assets as it had just completed the Interim Test. However, during the fourth quarter of Fiscal 2019, the Company's stock price again declined significantly, dropping from the price used in the Interim Test of $1.20 to a value of $0.33 at the end of Fiscal 2019. This decline, coupled with a decline in the fair value of the Company's Term Loan, as defined herein, and discussed in Notes 12 and 16, led the Company to conclude that the items represented further impairment indicators which again required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of Fiscal 2019 (the "Year-End Test").

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

8. Restructuring and Other Related Charges

In recent years, the Company incurred restructuring-related costs related to its transformation activities and cost-reduction efforts. Some of those efforts focused on advanced data capabilities, particularly in the areas of markdown optimization, inventory planning, and customer analytics, as well as the transition of certain transaction processing functions within the brand services group to an independent third-party managed-service provider. Other activities during that time included the ongoing fleet review whereby the Company continued to renegotiate leases and close stores.

In Fiscal 2020, the primary areas of focus were completion of previously announced activities, continued cost-reduction efforts and, in the wake of the Chapter 11 Cases, the closure of additional stores. The planned store closures resulted in the non-cash impairment and acceleration of the underlying store assets.

As a result of the cost reduction initiatives, the Company incurred the following charges, which are included within Restructuring and other related charges:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
Cash restructuring charges:	(millions)
Severance and benefit costs (a)	$29.3	$16.1
Other related charges (b)	19.7	33.1
Total cash charges	49.0	49.2

Non-cash charges:
Impairment and acceleration of store assets (c)	189.3	44.9
Total non-cash charges	189.3	44.9

Total restructuring and other related charges	$238.3	$94.1
_______
(a) Severance and benefit costs reflect severance accruals as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid.
(b) Other related charges in Fiscal 2020 consist primarily of professional fees incurred in connection with the Chapter 11 cases prior to July 23, 2020. Charges in Fiscal 2019 consist of professional fees and other third-party costs incurred in connection with the identification and implementation of transformation initiatives.
(c) Non-cash asset impairments in Fiscal 2020 primarily reflect write-offs of assets related to stores that are closing as a result of the Chapter 11 Cases. Charges in Fiscal 2019 reflect the write-down of corporate-owned office buildings in Duluth, MN and Mahwah, NJ to fair market value.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of activity for Fiscals 2019 and 2020 in the restructuring-related liabilities, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Other related charges	Total
	(millions)
Balance at August 4, 2018	$4.0	$6.0	$10.0
Additions charged to expense (a)	20.8	33.1	53.9
Cash payments	(6.0)	(38.7)	(44.7)
Balance at August 3, 2019	18.8	0.4	19.2
Additions charged to expense	29.3	19.7	49.0
Cash payments	(19.5)	(19.7)	(39.2)
Balance at August 1, 2020	$28.6	$0.4	$29.0
_______
(a) Additions charged to expense for Fiscal 2019 exclude $(4.7) million of long-term incentive program expense reversals related to the announced changes to the Company's senior leadership team.

9. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	August 1, 2020	August 3, 2019
	(millions)
Premium Fashion	$184.6	$226.3
Plus Fashion	98.3	156.5
Kids Fashion	55.3	107.9
Total inventories	$338.2	$490.7

The significant reduction in inventories from August 3, 2019 to August 1, 2020 primarily reflects a decrease in inventory purchases in response to lower demand resulting from COVID-19. The reduction also reflects an increase of $37.0 million in inventory markdown reserves as of August 1, 2020 mainly at the Plus Fashion and Kids Fashion segments, which follow the retail-method of accounting for inventory. Refer to Note 4 for more information on the Company’s accounting for inventory.

10. Property and Equipment

Property and equipment, net, consist of the following:

	August 1, 2020	August 3, 2019
	(millions)
Property and Equipment:
Land	$13.2	$22.5
Buildings and improvements	144.2	194.8
Leasehold improvements	540.2	669.3
Furniture, fixtures and equipment	485.1	497.0
Information technology	790.4	793.8
Construction in progress	4.9	13.6
	1,978.0	2,191.0
Less: accumulated depreciation	(1,511.7)	(1,355.5)
Property and equipment, net	$466.3	$835.5

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Impairment charges related to retail store assets by segment are as follows:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Premium Fashion	$115.3	$2.2
Plus Fashion	25.2	17.8
Kids Fashion	56.3	1.7
Total impairment charges (a)	$196.8	$21.7
________
(a) The Company incurred additional impairment charges, which are considered to be outside the Company’s typical quarterly real-estate review. These additional charges are included within Restructuring and other related charges and are more fully described in Note 8.

Additionally, a long-lived Corporate asset impairment charges of $12.9 million was recorded during the second half of Fiscal 2020 which reflects an $8.4 million write-down of the book value of the Company’s campus in Mahwah, New Jersey to fair market value in connection with its planned sale, which closed in the fourth quarter of Fiscal 2020, and a $4.5 million write-down of the Duluth, Minnesota office building to its fair market value.

Depreciation

The Company recognized depreciation expense of $227.4 million in Fiscal 2020 and $273.4 million in Fiscal 2019, which is classified within Depreciation and amortization expense in the accompanying consolidated statements of operations.

11. Investment and Variable Interest Entity

As discussed in Note 3, on May 6, 2019, the Company and OpCapita completed the Transaction which provided for, among other things, the sale by ascena of maurices to Viking. Effective upon the closing of the Transaction, ascena received cash proceeds of approximately $210 million and a 49.6% ownership interest in the operations of maurices through its investment in Viking, consisting of interests in Viking preferred and common stock. Viking's operations substantially consist of its investment in maurices.

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

The Company recorded income from Viking of approximately $3.1 million for the year ended August 1, 2020, which primarily represents results from the operations of maurices. The Company recognized its share of the income in the accompanying consolidated statement of operations which was determined by using the hypothetical liquidation at book value ("HLBV"). HLBV is a balance sheet approach whereby a calculation is prepared at each balance sheet date to determine the amount that the

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company would receive if the underlying equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to its investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company's share of the earnings or losses from the equity investment for that period.

In connection with the sale of maurices, the Company agreed to provide transition services to maurices for varying periods of time depending on the service. Service periods range from 3-36 months and include services such as legal, tax, logistics, sourcing and other back office functions. For the year ended August 1, 2020, the Company recognized fees from these services of approximately $62.3 million, which are primarily recorded as a reduction of Buying, distribution and occupancy expenses and Selling, general and administrative expenses.

As of August 1, 2020, the Company's investment in Viking was recorded at $45.2 million and the Company had a receivable due from maurices of $35.3 million, primarily for in-transit inventory purchased on their behalf. Of the receivable balance, $12 million is classified in non-current assets. There were no amounts due to maurices as of August 1, 2020. The Company's investment balance, plus the receivable and the private label credit card revenue guarantee, both previously discussed, represent our maximum exposures to any potential loss. The private label credit card revenue guarantee is recorded at its estimated fair value as of August 1, 2020 using Level 3 measurements and is not materially different from the amount recorded as of August 3, 2019.

12. Debt

Debt consists of the following:

	August 1, 2020	August 3, 2019
	(millions)
Revolving credit facility	$230.0	$—
Less: unamortized debt issuance costs (a)	(2.1)	(3.2)
	227.9	(3.2)

Term loan	1,271.6	1,371.5
Less: unamortized original issue discount (b)	(8.9)	(13.8)
unamortized debt issuance costs (b)	(10.1)	(15.9)
	1,252.6	1,341.8
Total debt	1,480.5	1,338.6
Less: current portion	(227.9)	—
Less: Liabilities subject to compromise (c)	(1,252.6)	—
Total long-term debt	$—	$1,338.6
_______
(a) Prior to the Chapter 11 Cases, the unamortized debt issuance costs were amortized on a straight-line basis over the life of the amended revolving credit agreement.
(b) Prior to the Chapter 11 Cases, the original issue discount and debt issuance costs for the term loan were amortized over the life of the term loan using the interest method based on an imputed interest rate of approximately 6.3%.
(c) See Note 2 for additional information.

Chapter 11 Cases

On July 23, 2020, the Company filed the Chapter 11 Cases, which impact both the Company’s obligations under the Amended Revolving Credit Agreement and Term Loan. Following the commencement of the Chapter 11 Cases, the Company may not make borrowings under the Amended Revolving Credit Agreement. As of August 1, 2020, the Term Loan is classified as Liabilities subject to compromise. Refer to Note 2 for additional information.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amended Revolving Credit Agreement (Prior to Chapter 11 Cases)

On February 27, 2018, the Company and certain of its domestic subsidiaries entered into an amendment and restatement of its revolving credit agreement dated January 3, 2011, as amended and restated as of June 14, 2012, as of March 13, 2013 and as of July 24, 2015, among the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Amended Revolving Credit Agreement"). The Amended Revolving Credit Agreement provides aggregate revolving commitments up to $500 million, with an optional increase of up to $200 million.

The revolving credit facility may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The revolving credit facility also includes a $200 million letter of credit sublimit, all of which can be used for standby letters of credit pursuant to an amendment to the revolving credit facility dated September 20, 2019, and a $30 million swingline loan sublimit. The interest rates, pricing and fees under the agreement fluctuate based on the average daily availability, as defined therein. The Amended Revolving Credit Agreement has a maturity of the earlier of (i) five years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loan (unless (a) the outstanding principal amount of the Term Loan is $150 million or less and (b) the Company maintains liquidity (which can include (1) availability under the revolving credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility), in an amount equal to the outstanding principal amount of the remaining Term Loan.  There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement.  However, availability under the revolving credit facility is limited to a percentage of the amount of eligible cash, eligible inventory and eligible credit card accounts receivable as defined in the Amended Revolving Credit Agreement.

On March 16, 2020, the Company borrowed approximately $230 million under the Amended Revolving Credit Agreement, which represented at such time the total amount then available. The blended interest rate for the borrowings under the Amended Revolving Credit Agreement is approximately 3.74%, which factors a base rate range of 19 basis points to 30 basis points plus a spread of 150 basis points. The Company took this action as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the current uncertainty in the global financial markets from COVID-19.

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

Term Loan (Prior to Chapter 11 Cases)

In connection with the ANN Acquisition, the Company entered into a $1.8 billion variable-rate term loan (the "Term Loan"), which was issued at a 2% discount and provides for an incremental term facility of $200 million. The Company would also be eligible to borrow an unlimited amount, if it were to maintain a minimum senior secured leverage ratio as defined in the Term Loan (the "Senior Secured Leverage Ratio") among other requirements.

The Term Loan matures on August 21, 2022 and its terms require quarterly repayments of $4.5 million during the first half of Fiscal 2017 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.2 billion required at maturity. During Fiscal 2018, the Company made repayments totaling $225 million of which $180.0 million was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment of $22.5 million until November of calendar 2020. In July 2020, the Company used the cash proceeds from the sale of its corporate campus in Mahwah, New Jersey to make a prepayment of $20.4 million. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan, of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. No such mandatory

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

prepayments are due for Fiscal 2020. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis points floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a 175 basis points floor) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points or (iii) one-month LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. As of July 23, 2020, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 5.25%. The Company entered into an interest rate swap agreement in March 2019 to mitigate some of the risk associated with the variable rate. Refer to Note 15 for additional information.

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

Restrictions under the Term Loan and the Amended Revolving Credit Agreement (collectively the "Borrowing Agreements") (Prior to Chapter 11 Cases)

Under the Amended Revolving Credit Agreement, the Company is required to maintain a fixed charge coverage ratio, as defined in the Amended Revolving Credit Agreement, of at least 1.00 to 1.00 any time in which the Company is in a covenant period, as defined in the Amended Revolving Credit Agreement (the "Covenant Period"). Such Covenant Period is in effect if Availability is less than the greater of (a) 10% of the Credit Limit (the lesser of total Revolving Commitments and the Borrowing Base) and (b) $37.5 million for three consecutive business days and ends when Availability is greater than these thresholds for 30 consecutive days. The Covenant Period was not in effect as of July 23, 2020.

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

The Company's Amended Revolving Credit Agreement allows us to make restricted payments, including dividends and share repurchases, subject to the Company satisfying certain conditions set forth in the Company's Amended Revolving Credit Agreement, notably that at the time of and immediately after giving effect to the restricted payment, (i) there is no default or event of default, and (ii) Availability is not less than the greater of 20% of the aggregate revolving commitments. The Company's Term Loan allows us to make restricted payments, including dividends and share repurchases, up to a predetermined dollar amount. The dollar amount limitation is waived upon the satisfaction of certain conditions under the Term Loan, notably that at the time of and immediately after giving effect to such restricted payment, (i) there is no default or event of default, and (ii) the total leverage ratio, as defined in the Term Loan agreement, is below predetermined limits. Dividends are payable when declared by our Board of Directors.

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	August 1, 2020	August 3, 2019
	(millions)
Prepaid expenses	$66.0	$118.4
Accounts and other receivables (a)	101.4	122.2
Restricted cash	1.2	1.2
Other current assets	0.5	0.5
Total prepaid expenses and other current assets	$169.1	$242.3
________
(a) Decrease primarily due to the adoption of ASC 842 (see Note 5 for more information) and lower third-party receivables due from maurices for services performed under the agreements described in Note 3.

14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	August 1, 2020	August 3, 2019
	(millions)
Accrued salary, wages and related expenses	$49.8	$99.3
Accrued operating expenses	6.4	126.6
Sales tax payable	9.8	17.8
Income taxes payable	4.0	7.1
Other	0.1	22.5
Total accrued expenses and other current liabilities	$70.1	$273.3

Reduction in balances as of August 1, 2020 reflects a reclassification of amounts to Liabilities subject to compromise. Refer to Note 2 for additional information.

15. Derivative Financial Instruments

As discussed in Note 12, the interest rate under the Company's Term Loan is based on a variable rate. Therefore, the Company had exposure to increases in the underlying interest rate. In order to protect against our interest rate exposure, we entered into an interest rate swap agreement in March 2019. We do not hold any derivative financial instruments for speculative or trading purposes.

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

Since the Chapter 11 Cases represent an event of default as defined under the terms of the Company’s interest rate swap agreement discussed in Note 12, the counterparty terminated the swap agreement on July 23, 2020. As a result of the termination, the fair value of $8.7 million, which was recorded as a deferred loss within Accumulated other comprehensive loss, was recognized in the Company’s consolidated statement of operations in the fourth quarter of Fiscal 2020. In addition, a termination payment of $7.3 million was expected to be paid in the first quarter of Fiscal 2021.

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amount of losses reclassified from Accumulated other comprehensive loss into earnings related to the Company's derivative instrument during the fiscal year ended August 1, 2020 was $11.3 million and was classified within Interest Expense in the consolidated statements of operations.

16. Fair Value Measurements

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

Fair Value Measurements of Financial Instruments

As of August 1, 2020 and August 3, 2019, the Company believes that the carrying values of cash, cash equivalents and revolving credit facility approximates its fair value based on Level 1 measurements. The fair value of the Term Loan was determined to be $305.2 million as of August 1, 2020 and $850.3 million as of August 3, 2019 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy.

Fair Value Measurements of Long-lived Assets Measured on a non-Recurring Basis

As more fully described in Note 8 and Note 10, during Fiscal 2020, store and corporate assets of $217.4 million and operating lease right-of-use assets of $258.2 million related to 1,924 underperforming stores and two office building were written-down to their estimated fair values of $49.2 million of store and corporate assets and $107.1 million of right-of-use assets, resulting in impairment charges of $168.2 million in store and corporate assets and $151.1 million in right-of-use assets. None of these amounts related to our discontinued operations in Fiscal 2020. In Fiscal 2019, assets of $145.5 million related to 649 under-performing stores and two corporate buildings were written down to their estimated fair values of $60.2 million, resulting in total impairment charges of $85.3 million. Of these amounts, assets of $28.6 million related to 421 under-performing stores were written-down to their estimated fair values of $10.0 million resulting in impairment charges of $18.6 million related to discontinued operations. Key assumptions used to determine fair values were future cash flows including, among other things, expected future operating performance, changes in economic conditions as well as other market information obtained from brokers. Significant inputs related to valuing the store-related assets are classified as Level 3 in the fair value measurement hierarchy.

For further discussion of the determination of fair values of goodwill and other intangible assets, see Note 7.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Income Taxes

Taxes on Income

Domestic and foreign pretax (loss) income from continuing operations is as follows:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Domestic	$(1,152.7)	$(795.0)
Foreign	(42.8)	53.5
Total loss before (provision) benefit for income taxes and income (loss) from equity method investment	$(1,195.5)	$(741.5)

The (provision) benefit for current and deferred income taxes is as follows:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
Current:	(millions)
Federal	$7.1	$—
State and local	(1.6)	(4.0)
Foreign	(6.7)	(8.9)
	(1.2)	(12.9)
Deferred:
Federal	(8.1)	30.9
State and local	(2.0)	5.5
Foreign	(2.4)	0.4
	(12.5)	36.8
Total (provision) benefit for income taxes	$(13.7)	$23.9

The Company's net income tax expense in Fiscal 2020 was unfavorably impacted by certain non-routine, discrete items, including an increase of its valuation allowance for U.S. Federal and state and foreign jurisdictions. The Company has evaluated the available positive and negative evidence and has concluded that, for some of its deferred tax assets, it is more likely than not that it will not be realized in the foreseeable future. A valuation allowance is a non-cash charge, which does not eliminate the deferred tax asset but instead reduces the benefit expected to be realized from it in the future.

The SEC staff issued Staff Accounting Bulletin Number 118 ("SAB 118"), which is also included in FASB ASU 2018-05, and provided guidance on accounting for the tax effects of the 2017 Tax Cuts and Jobs Act (the "2017 Act"). SAB 118 allows for a measurement period that should not extend beyond one year from the 2017 Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740"). The Company completed its accounting for the impact of the 2017 Act during the second quarter of Fiscal 2019 and increased its Fiscal 2018 estimate of the one-time federal and state transition tax by $2.3 million to $26.9 million and by $0.2 million to $0.9 million, respectively.

The 2017 Act subjects the Company to a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries for taxable years beginning after December 31, 2017.  Accordingly, the Company has made an accounting policy election to treat GILTI taxes as a current period expense and has made a reasonable estimate of the impact of GILTI which is included in its effective tax rate.

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Coronavirus Aid, Relief, and Economic Security Act

The CARES Act provides relief from certain requirements under U.S. GAAP and contains several corporate income tax provisions, including making remaining AMT credits immediately refundable; providing a 5-year carryback of net operating losses (“NOLs”) generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Internal Revenue Code, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The CARES Act did not have a material impact to the Company’s financial condition or results of operation for the twelve months ended August 1, 2020. The Company has requested a $1.4 million refundable AMT Credit and plans to defer the timing of payroll taxes as permitted by the CARES Act.

Effective Tax Rate

The Company’s effective tax rate is reflective of the jurisdictions where the Company has operations. The effective tax rate for Fiscal 2020 was (1.1)%. The effective tax rate was impacted primarily by a valuation allowance on the Company’s net Federal and state deferred tax asset ("DTA") and a non-deductible impairment to goodwill.

In Fiscal 2019 based on the Company's financial performance, the Company determined it was appropriate to record a valuation allowance on its net Federal and state DTAs. This tax expense during Fiscal 2019 was $99.2 million.

As of August 3, 2019, the Company had a $122.6 million valuation allowance against the aggregate carrying value of its deferred tax assets. Such valuation allowance provides for the uncertainty that a portion of the recognized deferred tax assets may not be realizable. The valuation allowance increased by $270.8 million in Fiscal 2020 to $393.4 million as of August 1, 2020.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as set forth below:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Benefit for income taxes at the U.S. federal statutory rate (a)	$250.5	$158.3
Increase (decrease) due to:
State and local income taxes, net of federal benefit	47.9	18.6
Foreign rate differential	3.0	2.8
Tax Cuts and Job Act	—	—
Federal valuation allowance	(217.3)	(65.3)
State valuation allowance	(51.5)	(14.5)
Share-based compensation	(5.7)	(3.1)
Goodwill impairment	(31.3)	(57.9)
Net change relating to uncertain income tax benefits	2.2	(2.5)
GILTI	(3.8)	(7.7)
Other – net	(7.7)	(4.8)
Total (provision) benefit for income taxes	$(13.7)	$23.9
_______
(a) The Fiscal 2020 benefit of $250.5 million and the Fiscal 2019 benefit of $158.3 million include the $3.1 million and $(11.8) million Income (loss) from equity method investment respectively at the federal statutory tax rate.

Tax Incentives

In connection with the Company’s relocation of its Dressbarn and corporate offices to New Jersey, as well as the expansion of its distribution centers in Ohio and Indiana, the Company was approved for various state and local tax incentives.  In order to receive these incentives, the Company will generally need to meet certain minimum employment or expenditure commitments, as well as comply with periodic reporting requirements. There is currently no future benefit expected as minimum employment commitments may not be met. Approximately $1.7 million was recognized in Fiscal 2020 and $5.9 million in Fiscal 2019.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Taxes

Significant components of the Company's net deferred tax asset are as follows:

	August 1, 2020	August 3, 2019
Deferred tax assets (a):	(millions)
Inventories	$22.5	$15.4
Net operating loss carryforwards and tax credits	212.9	93.8
Operating lease liabilities	201.8	—
Section 163(j) capitalized interest	29.2	10.4
Accrued payroll and benefits	33.4	29.8
Share-based compensation	5.2	11.0
Straight-line rent	—	34.2
Federal benefit of uncertain tax positions	14.8	24.3
Gift cards and merchandise credits	10.3	9.3
Investments	9.6	6.8
Other	14.8	18.7
Total deferred tax assets	554.5	253.7
Deferred tax liabilities:
Depreciation	33.0	43.6
Amortization	30.4	62.8
Right-of-use assets	98.4	—
Other	5.0	15.8
Total deferred tax liabilities	166.8	122.2
Valuation allowance	(393.4)	(122.6)
Net deferred tax (liability) asset	$(5.7)	$8.9
_______
(a) Deferred tax asset of $0.7 million is included within Other assets and $6.4 million of deferred tax liabilities is included within Liabilities subject to compromise as of August 1, 2020. Deferred tax asset of $9.4 million is included within Other assets and $0.5 million of deferred tax liabilities is included in Other non-current liabilities as of August 3, 2019.

Net Operating Loss Carry Forwards

As of August 1, 2020, the Company had U.S. Federal net operating loss carryforwards of $716.6 million and state net operating loss carryforwards of $780.2 million that are available to offset future U.S. Federal and state taxable income. The U.S. Federal net operating losses generated prior to Fiscal 2019 have a twenty-year carryforward period, with $81.2 million to expire in Fiscal 2036, $64.5 million to expire in Fiscal 2037, $128.8 million to expire in Fiscal 2038 and $442.1 million will carryforward indefinitely.  The state net operating losses have carryforward periods with varying expiration dates and amounts as follows: $58.4 million in one to five years, $93.0 million in six to ten years, $111.3 million in eleven to fifteen years, $471.1 million in sixteen to twenty years and $46.4 million will carryforward indefinitely.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncertain Income Tax Benefits

Reconciliation of Liabilities

A reconciliation of the beginning and ending amounts of unrecognized tax benefits related to continuing operations, excluding interest and penalties, is presented below:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Unrecognized tax benefit beginning balance	$49.8	$50.4
Additions related to tax positions in prior years	1.5	0.9
Reductions related to prior period tax positions	(9.8)	(0.8)
Reductions related to settlements with taxing authorities	(1.5)	(0.1)
Reductions related to expiration of statute of limitations	(2.0)	(0.6)
Unrecognized tax benefit ending balance	$38.0	$49.8

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the Company’s continuing operations is presented below:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Accrued interest and penalties beginning balance	$24.5	$21.4
Additions (reductions) charged to expense, net	(0.3)	3.1
Accrued interest and penalties ending balance	$24.2	$24.5

The Company’s liability for unrecognized tax benefits (including accrued interest and penalties), which is primarily included in Other non-current liabilities in the accompanying consolidated balance sheets, was $59.5 million as of August 1, 2020 and $71.5 million as of August 3, 2019.

Future Changes in Unrecognized Tax Benefits

The amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company anticipates that the balance of the liability for unrecognized tax benefits will decrease by approximately $1.0 million during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future. The Company’s portion of gross unrecognized tax benefits that would affect its effective tax rate, including interest and penalties, is $44.7 million.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2014.

18. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Commitments

The Company enters into various cancelable and non-cancelable commitments during the year. Typically, those commitments are for less than a year in duration and are principally focused on the procurement of inventory and the occasional construction of new retail stores. The Company normally does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier. Preliminary commitments with the Company’s private-label merchandise vendors typically are made five to seven months in advance of planned receipt date. A portion of these merchandise purchase commitments are cancelable up to 30 days prior to the vendor’s scheduled shipment date.

In addition, the Company had $99.8 million of outstanding letters of credit as of August 1, 2020.

Other Contingencies

On July 29, 2019, the Company received a letter from the Listing Qualifications Department staff of The Nasdaq Stock Market (“Nasdaq”), indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement of The Nasdaq Global Select Market to maintain a minimum bid price of $1 per share. Following the approval of the reverse stock split by the Company’s stockholders at the Company’s annual meeting of stockholders, on December 19, 2019, the Company announced that the Board approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20, in order to regain compliance. On January 6, 2020, the Company received written notice from the Listing Qualifications Department staff of Nasdaq stating that because the Company’s shares of common stock had a closing bid price at or above $1 per share for a minimum of ten consecutive business days, the Company’s stock had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market as set forth in Nasdaq Listing Rule 5450(a)(1), and the matter is now closed. Refer to Note 19 for additional information on the reverse stock split.

As a result of the Chapter 11 Cases, the Company received a delisting notice from the Listing Qualifications Department staff of Nasdaq and, on August 4, 2020, trading of the Company’s common stock was suspended from Nasdaq. Refer to Note 2 for more information.

Legal Proceedings

Chapter 11 Cases

On July 23, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases also automatically stayed, pursuant to Section 362(a) of the Bankruptcy Code, the filing or the continuation of most legal proceedings and other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. See Note 2 for more information about the Chapter 11 Cases.

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as joint lead-plaintiffs (“Lead Plaintiffs”). The Lead Plaintiffs’ filed an amended complaint on November 21, 2019, which shortened the class period. Defendants filed a motion to dismiss the amended complaint on February 7, 2020. The motion has now been fully briefed.

However, the Company filed a Notice of Suggestion of Bankruptcy with the Court on July 27, 2020, and on July 28, 2020, the Court issued an order staying the proceedings and administratively terminated the motion to dismiss without prejudice. The motion may be re-filed at a later date. Lead Plaintiffs’ counsel has also filed an objection to Ascena’s bankruptcy plan (the “Plan”) in order to try to preserve the purported class claims against the Company and its officers and directors from any possible release pursuant to the Plan. Given the early state of the matter, we are unable to make a determination at this time as to the likelihood of an unfavorable outcome or to estimate the amount or range of any possible loss.

Derivative Actions

As previously reported, on August 19, 2019, William Cunningham, an Ascena Retail Group, Inc. shareholder, filed a derivative action purportedly on behalf of ascena, in federal court in Delaware against certain of ascena’s current and former officers and directors. The complaint alleged that the management and the board breached their fiduciary duties by failing to exercise proper oversight of ascena, including by failing to disclose issues regarding the acquisition of ANN, the true condition of the ANN brands purchased in the acquisition, and the timing of certain impairment charges to the value of ANN’s goodwill. The plaintiff sought damages on behalf of ascena for the alleged breaches of fiduciary duty, reforms to the corporate governance and internal procedure to ensure compliance with governance obligations and applicable law, as well as an award to plaintiff of attorneys’ fees and costs incurred in pursuing this action. As previously disclosed, on September 19. 2019, Plaintiff voluntarily dismissed the action.

Subsequently, on June 19, 2020 Barkha Shah, an Ascena Retail Group, Inc. shareholder, filed a derivative action, purportedly on behalf of Ascena, in federal court in Delaware against certain of Ascena’s current and former officers and directors. The complaint alleges (1) breach of fiduciary duty by the management and the Board for failing to exercise proper oversight of Ascena, including by failing to disclose issues regarding the acquisition of ANN, the true condition of the ANN brands purchased in the acquisition, the timing of certain impairment charges to the value of ANN’s goodwill, and by approving certain compensation terms in Mr. Jaffe’s May 1, 2019 Transition and Separation Agreement; (2) unjust enrichment against certain present and former directors for compensation received while supposedly concealing material negative information; and (3) contribution and indemnification in the event Ascena is found liable for federal securities law violations.

On July 27, 2020 Ascena filed a Notice of Suggestion of bankruptcy, and the case was subsequently stayed. Defendants believe they have strong defenses to these claims and will respond accordingly. Because the action is purportedly on behalf of Ascena, any recovery in the action would belong to Ascena.

Other Litigation

The Company is involved in routine litigation arising in the normal course of business. While no assurances can be given as to the ultimate outcome of these matters, in the opinion of management, such litigation is not expected to have a material adverse effect on the Company’s consolidated financial statements. Additionally, due to issues arising from COVID-19, including the temporary closures of our retail stores, we have, among other measures, in order to preserve capital, withheld rent payments on store locations and extended vendor payment terms for orders placed in the ordinary course of business. It is possible that our landlords or other vendors may elect to pursue litigation against the Company related to these payments. If such litigation is pervasive enough, it could result in monetary losses that could be material in the aggregate.

19. Equity

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approximately 199,444,436 to approximately 9,972,221. The authorized number of shares of common stock has been reduced by a corresponding ratio to 18 million.

Capital Stock

The Company’s capital stock consists of one class of common stock and one class of preferred stock. There are 18 million shares of common stock authorized to be issued and 5,000 shares of preferred stock authorized to be issued. There are no shares of preferred stock issued or outstanding.

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

No shares of common stock were repurchased in Fiscal 2020 or Fiscal 2019. Cumulative repurchases under the 2016 Stock Repurchase Program total 0.1 million shares of common stock, which were repurchased at an aggregate cost of $18.6 million and the remaining availability under the 2016 Stock Repurchase Program was approximately $181.4 million at August 1, 2020.

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

The weighted-average number of common shares outstanding used to calculate basic net loss per common share is reconciled to those shares used in calculating diluted net loss per common share as follows:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(thousands)
Basic	9,994.0	9,874.0
Dilutive effect of stock options, restricted stock and restricted stock units (a)	—	—
Diluted shares	9,994.0	9,874.0
________
(a) There was no dilutive effect of stock options, restricted stock and restricted stock units for all periods presented as the impact of these items was anti-dilutive because of the Company's net loss incurred during these periods.

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive, and therefore not included in the computation of diluted net loss per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service conditions. Any performance or market-based restricted stock units outstanding are included in the computation of diluted shares only to the extent the underlying performance or market conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period was the end of the related contingency period, and the result would be dilutive under the treasury stock method. Potentially dilutive instruments are not included in the computation of net loss per share for Fiscal 2020 and Fiscal 2019 as the impact of those items would have been anti-dilutive due to the net loss incurred for these periods. For Fiscal 2020 and Fiscal 2019, respectively, 1.0 million and 1.2 million shares of anti-dilutive options and restricted stock units were excluded from the diluted share calculations.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dividends

The Company has never declared or paid cash dividends on its common stock. However, payment of dividends is within the discretion of, and are payable only when declared by, the Company’s Board of Directors. Additionally, payments of dividends are limited by the Company's liquidity and borrowing arrangements as described in Note 12.

20. Stock-Based Compensation

Omnibus Incentive Plan

In November 2018, the Board of Directors approved the amendment of the Company's 2016 Omnibus Incentive Plan, as amended and restated on December 10, 2015 (the "2016 Omnibus Incentive Plan"). The amendment to the 2016 Omnibus Incentive plan was approved by the Company's shareholders and became effective on December 14, 2018 to increase the aggregate number of shares that may be issued under the plan by an additional 0.7 million shares to 4.2 million shares of stock-based awards to eligible employees and directors of the Company. The 2016 Omnibus Incentive Plan provides for the granting of service-based and performance-based stock awards as well as performance-based cash incentive awards. The 2016 Omnibus Incentive Plan expires in November 2025.

As of August 1, 2020, there were approximately 1.1 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements on a consolidated basis is as follows:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Compensation expense	$4.3	$11.5
Income tax benefit	$—	$2.4

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

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
Expected term (years)	5.2	5.2
Expected volatility	61.7%	47.5%
Risk-free interest rate	1.5%	2.9%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$2.74	$1.77

A summary of the stock option activity under service-based plans during Fiscal 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – August 3, 2019	850.4	$156.00	4.1	$—
Granted	275.9	5.12
Exercised	—	—
Canceled/Forfeited	(443.0)	177.66
Options outstanding – August 1, 2020	683.3	$81.05	4.6	$—
Options vested and expected to vest at August 1, 2020 (b)	676.6	$81.75	4.6	$—
Options exercisable at August 1, 2020	374.2	$130.17	3.4	$—
________
(a)The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.
(b)The number of options expected to vest takes into consideration estimated expected forfeitures.

As of August 1, 2020, there was $1.0 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 0.6 years. The total intrinsic value of options exercised during Fiscal 2020 and Fiscal 2019 was de minimis. The total grant date fair value of options that vested during Fiscal 2020 and, Fiscal 2019, was approximately $6.2 million and $9.6 million, respectively.

Market-based Stock Options

Market-based non-qualified stock options (“NQSO Awards”) entitle the holder to receive options to purchase shares of common stock of the Company during the vesting period. However, such awards are subject to the grantee’s continuing employment and the Company’s achievement of certain market-based goals over the pre-defined performance period.

The Company granted 0.2 million of NQSO Awards during the third quarter of Fiscal 2019 at an exercise price of $23.40 per share. The weighted-average grant date fair value of the awards was $4.40 per share. The NQSO Awards' fair value is determined using a Monte-Carlo simulation model on the grant date. A Monte-Carlo simulation model estimates the fair value of the market-based award based on an expected term of 7 years, a risk-free interest rate of 2.3%, an expected dividend yield of zero and an expected volatility measure of 56.4% for the Company. Compensation expense for NQSOs Awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved. The total unrecognized compensation cost at August 1, 2020 was $0.6 million to be recognized over 1.75 years. There were no material grants of NQSOs during Fiscal 2020 and there were no vestings of the NQSOs Awards as of August 1, 2020.

Restricted Equity Awards

The 2010 Stock Plan allowed for the issuance of shares of restricted stock and restricted stock units (“RSUs”) with service-based, market-based and performance-based conditions (collectively, “Restricted Equity Awards”).

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

 A summary of Service-based Restricted Equity Awards activity during Fiscal 2020 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at August 3, 2019	67.4	$91.42
Granted	—	—
Vested	(54.2)	82.58
Canceled/Forfeited	(7.8)	88.68
Nonvested at August 1, 2020	5.4	$183.84

As of August 1, 2020, there was $0.1 million of total unrecognized compensation cost related to the service-based Restricted Equity Awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.2 years. The total fair value of the service-based Restricted Equity Awards vested during Fiscal 2020 and Fiscal 2019 was $0.3 million and $5.6 million, respectively. The weighted-average grant-date fair value per share of the service-based Restricted Equity Awards granted during Fiscal 2019 was $75.00, respectively.

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

The Company granted approximately 0.1 million of market-based Restricted Equity Awards during the third quarter ended May 4, 2019. The weighted-average grant day fair value of the awards was $9.35 per share. The total unrecognized compensation at August 1, 2020 was $0.8 million to be recognized over 1.8 years. There were no vestings of the market-based Restricted Equity Awards as of August 1, 2020.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. Employee Benefit Plans

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

In June 2020, the Company announced that it was accelerating payment under its currently active LTIP plans, for which the pre-established targets have already been met. After the June 2020 payout, expense associated with those portions of the LTIP plans where the pre-established targets were not met reversed in the fourth quarter of Fiscal 2020. As a result of the payout, the Company recorded a reversal of expense of approximately $4.5 million to reflect the differential between the amount accrued as of the end of the third quarter and the amount actually paid in the fourth quarter. Accordingly, there was no liability outstanding as of the end of Fiscal 2020 associated with its LTIP plans.

The Company recognized $(5.9) million and $0.1 million in compensation expense under the LTIP during Fiscal 2020 and Fiscal 2019, respectively, which was recorded within Selling, general and administrative expenses in the accompanying consolidated financial statements.

Retirement Savings Plan (401(k))

The Company currently sponsors a defined contribution retirement savings plan (the "401(k)" plan). This plan covers substantially all eligible U.S. employees. Participating employees may contribute a percentage of their annual compensation, subject to certain limitations under the U.S. Internal Revenue Code. The Company's contribution is made in accordance with a matching formula established prior to the beginning of each plan year. Effective with the plan year started January 1, 2015, the Company contributes a matching amount based on eligible salary contributed by an employee equal to 100% of the first 3% contributed and 50% of the next 2% contributed. Under the terms of the plan, such matching contributions are immediately vested. The Company incurred expenses relating to its contributions to and administration of its 401(k) plan of $8.0 million in Fiscal 2020 and $15.3 million in Fiscal 2019. Of these amounts, $0.5 million and $3.1 million were recorded in discontinued operations in Fiscal 2020 and Fiscal 2019, respectively. The decrease in the retirement savings plan expense in Fiscal 2020 compared to the prior year is primarily due to the temporary suspension of the matching contribution in response to COVID-19, the wind down of the Dressbarn brand that was completed in the second quarter of Fiscal 2020 and the sale of maurices in the fourth quarter of Fiscal 2019.

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

ERP Plan participants can contribute up to 50% of base salary and 75% of bonuses, before federal and state taxes are calculated.  The Company makes a matching contribution to the ERP Plan in the amount of 100% on the first 1% of base salary and bonus salary deferred up to $270,000. The Company makes an additional matching contribution to the ERP Plan in the amount of 100% on the first 5% of base salary and bonus salary deferred in excess of $270,000. Plan participants vest immediately in their voluntary deferrals and are incrementally vested in their employer matching contributions over a five year vesting period after which they are 100% vested. The Company incurred expenses related to its matching contributions of approximately $0.5 million in Fiscal 2020 and $1.0 million in Fiscal 2019 relating to the ERP Plan. In addition, as the ERP Plan is unfunded by the Company, the Company is also required to pay an investment return to participating employees on all account balances in the ERP Plan based on 27 reference investment fund elections offered to participating employees. As a result, the Company’s obligations under the ERP Plan are subject to market appreciation and depreciation, which resulted in expense of $2.9 million in Fiscal 2020 and $1.0 million in Fiscal 2019. The Company’s obligations under the ERP Plan, including employee compensation deferrals, matching employer contributions and investment returns on account balances, were

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$22.0 million as of August 1, 2020 and $60.5 million as of August 3, 2019. As of August 1, 2020, $2.4 million was classified within Accrued expenses and other current liabilities, $13.8 million was classified within Other non-current liabilities and $5.8 million was classified in Liabilities subject to compromise in the accompanying consolidated balance sheets. As of August 3, 2019, $31.6 million was classified within Accrued expenses and other current liabilities and $28.9 million was classified within Other non-current liabilities in the accompanying consolidated balance sheets.

Employee Stock Purchase Plan

The Company also sponsors an Employee Stock Purchase Plan, which allows employees to purchase shares of the Company’s common stock during each quarterly offering period at a 15% discount through payroll deductions. Expenses incurred during Fiscal 2020 and Fiscal 2019 relating to this plan were de minimis.

22. Segments

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

The three reportable segments are as follows:
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
The accounting policies of the Company’s reporting segments are consistent with those described in Notes 4 and 5. All intercompany revenues are eliminated in consolidation. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods. Certain expenses, including restructuring and other related charges, have not been allocated to the segments, which is consistent with the CODM's evaluation of the segments.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales and operating (loss) income for each operating segment are as follows:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
Net sales:	(millions)
Premium Fashion	$1,852.6	$2,415.1
Plus Fashion	1,055.9	1,240.5
Kids Fashion	809.6	1,079.1
Total net sales	$3,718.1	$4,734.7

Operating loss (a):
Premium Fashion	$(280.9)	$35.1
Plus Fashion	(90.1)	(101.6)
Kids Fashion	(226.7)	(66.8)
Unallocated restructuring and other related charges (b)	(238.3)	(94.1)
Unallocated impairment of goodwill (Note 7)	(148.9)	(276.0)
Unallocated impairment of other intangible assets (Note 7)	(128.7)	(134.9)
Total operating loss	$(1,113.6)	$(638.3)
________
(a) For Fiscal 2020 and Fiscal 2019, respectively, the maurices and Dressbarn businesses were classified as discontinued operations within the consolidated financial statements. As a result, shared expenses of $18.3 million and $170.1 million, respectively, for the fiscal years ended August 1, 2020 and August 3, 2019, which were previously allocated to maurices and Dressbarn have been reallocated to the remaining operating units.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(b) Restructuring and other related charges by operating segment are as follows:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
	(millions)
Cash related charges(1):
Severance and benefit costs:
Premium Fashion	$5.2	$3.3
Plus Fashion	8.1	3.5
Kids Fashion	7.9	1.8
Corporate	8.1	7.5
Total Severance and benefit costs	29.3	16.1

Professional fees and other related charges:
Plus Fashion	2.4	—
Kids Fashion	1.7	—
Corporate	15.6	33.1
Total Professional fees and other related charges	19.7	33.1

Total Cash related charges	49.0	49.2

Non-cash charges:
Impairment of assets:
Premium Fashion	39.7	—
Plus Fashion	43.1	—
Kids Fashion	106.5	—
Corporate	—	44.9
Total Non-cash charges	189.3	44.9

Total restructuring and other related charges	$238.3	$94.1
________
(1) The charges incurred under the Company's cost reduction initiatives are more fully described in Note 8.

Depreciation and amortization expense and capital expenditures for each operating segment are as follows:

	Fiscal Years Ended
	August 1, 2020	August 3, 2019
Depreciation and amortization expense (a):	(millions)
Premium Fashion	$112.2	$133.9
Plus Fashion	60.3	74.7
Kids Fashion	60.2	71.8
Total depreciation and amortization expense	$232.7	$280.4

Capital expenditures (a):
Premium Fashion	$25.4	$28.6
Plus Fashion	4.0	8.5
Kids Fashion	9.1	6.1
Corporate (b)	26.4	85.9
Total capital expenditures	$64.9	$129.1
________

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a) Depreciation and amortization expense and capital expenditures related to the maurices and Dressbarn businesses, historically reported within the Value Fashion segment, were excluded from the tables and is classified as discontinued operations within the consolidated financial statements. Refer to Note 3.
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

23. Additional Financial Information

	Fiscal Years Ended
Cash Interest and Taxes:	August 1, 2020	August 3, 2019
	(millions)
Cash paid for interest	$85.0	$97.4
Cash paid for income taxes (a)	$9.7	$5.9
_______
(a) Includes a net payment of $0.1 million for Fiscal 2020 and a net refund of $0.1 million for Fiscal 2019 related to the maurices and Dressbarn businesses, which are classified in discontinued operations.

Non-cash Transactions

Non-cash investing activities of continuing operations include the accrued purchases of fixed assets in the amount of $9.1 million as of August 1, 2020 and $19.3 million as of August 3, 2019.

Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the amounts shown on the consolidated statements of cash flows is shown below:

Reconciliation of cash, cash equivalents and restricted cash:	August 1, 2020	August 3, 2019
Cash and cash equivalents	$580.4	$323.8
Restricted cash included in other current assets	1.2	1.2
Cash included in discontinued operations	—	4.2
Total cash, cash equivalents and restricted cash	$581.6	$329.2

24. Subsequent Events

Sale of Catherines

In September 2020, following a comprehensive sales process and auction conducted under Section 363 of the U.S. Bankruptcy Code, the Company announced the sale of Catherines’ intellectual property assets for a base sale price of $40.8 million, subject to adjustment. The transaction closed on October 13, 2020. At closing, the parties entered into a 30-day Transition Services Agreement (the “TSA”) in order to provide for a transition of the e-commerce business. Amounts received under the TSA were not material. Subsequent to the sale, the Company returned $1.1 million based on the final inventory amount and other adjustments.

Sale of Justice

In November 2020, the Company announced that, following a comprehensive sale process and a competitive auction conducted under Section 363 of the U.S. Bankruptcy Code, the Company sold the intellectual property of its Justice brand and certain other Justice brand assets for total consideration of approximately $71 million and the assumption of certain liabilities. Justice stores will remain open through the holiday season. A wind down of all Justice locations is expected to conclude by the end of the second quarter of Fiscal 2021. The transaction closed on November 23, 2020.

ASCENA RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sale of Ann Taylor, LOFT and Lane Bryant

On November 26, 2020, the Company, together with certain of its subsidiaries, entered into an asset purchase agreement (the “Sycamore APA”) with Premium Apparel LLC (the “Purchaser”), an affiliate of Sycamore Partners Management, L.P. Pursuant to the Sycamore APA, the Purchaser will acquire assets relating to the Company’s Ann Taylor, LOFT and Lane Bryant brands pursuant to Section 363 of the Bankruptcy Code for approximately $540.0 million, subject to certain customary purchase price adjustments as set forth in the Sycamore APA (the “Purchase Price”), as well as assume certain related liabilities. Under the Sycamore APA, the Purchaser has committed to offer to employ associates of the Company whose duties are primarily related to the Ann Taylor, LOFT and Lane Bryant brands or the Company’s corporate functions, in each case who meet certain conditions set forth therein. The consummation of the transactions contemplated by the Sycamore APA (the “Sycamore Sale”) is subject to specified closing conditions, including approval of the Bankruptcy Court.

The Sycamore APA contains certain customary termination rights for the Sellers and the Purchaser. In certain circumstances, including approval by the Bankruptcy Court of an Alternative Transaction (as defined in the Sycamore APA), upon termination, the Company will be obligated to pay the Purchaser a termination fee of $16.2 million and reimburse the Purchaser for up to $5.4 million of expenses incurred in connection with the Sycamore APA. In addition, if the Sycamore APA is terminated by the Company for certain Purchaser breaches, including because the Purchaser does not complete the Sycamore Sale in breach of the Sycamore APA, the Company will be entitled to receive a termination fee of $54.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ascena Retail Group, Inc.
Mahwah, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ascena Retail Group, Inc. and subsidiaries (the "Company") as of August 1, 2020 and August 3, 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity and cash flows for each of the two fiscal years in the period ended August 1, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 1, 2020 and August 3, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended August 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 2 to the financial statements, the Company filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Eastern District of Virginia on July 23, 2020, which raises substantial doubt as to the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 and Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bankruptcy Proceedings

As discussed in Note 1 and Note 2 to the financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

Change in Accounting Principle

As discussed in Note 5 to the financial statements, effective August 4, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" (“ASC 842”), using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey December 11, 2020

We have served as the Company’s auditor since at least 1980, in connection with its initial public offering.