Form 10-K/A
period 2020-08-01
Ascena Retail Group, Inc.
filed 2020-12-14
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

ASCENA RETAIL GROUP, INC.
FORM 10-K/A
AUGUST 1, 2020

Explanatory Note
Ascena Retail Group, Inc., which we refer to as “ascena,” the “Company,” “we,” “us,” “our” or other similar terms, and typically these references include our subsidiaries (unless the context indicates otherwise), is filing this Amendment No. 1 (the “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended August 1, 2020, filed with the Securities and Exchange Commission (the “SEC”) on December 11, 2020, for the sole purpose of including the information required by Items 10 through 14 of Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.

We have not updated or amended the disclosures contained in the original Form 10-K to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Part III of the Form 10-K. Accordingly, this Amendment should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on December 11, 2020.
On July 23, 2020 (the “Commencement Date”), the Company and certain of its domestic subsidiaries (collectively with the Company, the “Debtors”), commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). The Debtors are authorized to continue to operate their businesses and manage their properties as debtors in possession pursuant to the Bankruptcy Code and the Bankruptcy Court. Pursuant to the Federal Rules of Bankruptcy Procedure, the Debtors’ Chapter 11 Cases are being jointly administered for procedural purposes under the caption In re Ascena Retail Group, Inc., et al., Case No. 20-33113. Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at http://cases.primeclerk.com/ascena/.

See Note 2 - Filing Under Chapter 11 of the United States Bankruptcy Code in he Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended August 1, 2020 for further information on the Chapter 11 Cases.

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

In this Amendment, we refer to our fiscal year 2020 ended on August 1, 2020 and reflected a 52-week period (“Fiscal 2020”) and fiscal year 2019 ended on August 3, 2019 and reflected a 52-week period (“Fiscal 2019”). All references to “Fiscal 2021” refer to our 52-week period that will end on July 31, 2021.

Forward-Looking Statements

Certain statements made within this Form 10-K/A may constitute “forward-looking statements” within the meaning of, and are being made pursuant to, the “safe harbor” provisions, of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are statements related to future, not past, events, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “estimate,” “forecast,” “target,” “preliminary,” or “range,” although not all forward-looking statements contain these identifying words. Forward-looking statements are based only on the current assumptions of ascena and its views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company’s control that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, risks associated with the coronavirus (“COVID-19”) pandemic (including any resurgence) and actions we have taken in response thereto; risks attendant to the bankruptcy process, including the Company’s ability to obtain approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court during the Chapter 11 Cases, including with respect to any proposed debtor-in-possession financing; the ability of the Company to negotiate, develop, confirm and consummate a plan of reorganization; the effects of the Chapter 11 Cases, including increased legal and other professional costs necessary to execute the Company’s reorganization, on the Company’s liquidity (including the availability of operating capital during the pendency of the Chapter 11 Cases), results of operations or business prospects; the length of time that the Company will operate under Chapter 11 protection; risks associated with third-party motions in the Chapter 11 Cases; conditions to which any debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside the Company’s control; more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell the Company merchandise on a timely basis or at all; the Company’s ability to attract, motivate and retain key executives and other personnel; risks arising from the Company’s common stock being delisted from The Nasdaq Stock Market (“Nasdaq”); general economic conditions that adversely impact consumer spending; disruptions at ports used to import the Company’s products; increases in the price of raw materials, labor or energy and transportation costs; the Company’s ability to anticipate and respond to changing fashion trends and customer preferences in a timely manner; the Company’s ability to maintain its brand image; the impact of cost reduction initiatives; the Company’s ability to successfully achieve its business strategies; and changes in U.S. trade policies and trade restrictions. Please refer to our Annual Report on Form 10-K for the fiscal year ended August 1, 2020 and subsequent filings with the Securities and Exchange Commission (the “SEC”), for a further discussion of risks and uncertainties. The Company does not undertake to publicly update or review its forward-looking statements even if experience or future changes make it clear that our projected results expressed or implied will not be achieved.

Website Information

We maintain our corporate Internet website at www.ascenaretail.com. The information on our Internet website is not incorporated by reference into this report. We make available, free of charge through publication on our Internet website, a copy of our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including any amendments to those reports, as filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after they have been so filed or furnished. Information relating to corporate governance at ascena, including our Code of Ethics for Senior Financial Officers, information concerning our directors, committees of the Board of Directors, including committee charters, and SEC filings reporting transactions in Company securities by directors and executive officers, is also available at our website. The website is intended to provide textual references only.
PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Gary Muto	61	Chief Executive Officer and Director
Carrie W. Teffner	54	Interim Executive Chair of the Board
Dan Lamadrid	46	Executive Vice President and Chief Financial Officer
Justin MacFarlane	48	Executive Vice President and Chief Customer Officer
Gary D. Begeman	62	Director
Kate Buggeln	59	Director
Paul Keglevic	66	Director
Kay Krill	65	Director
Stacey Rauch	62	Director
Carl Rubin	61	Director
John L. Welborn, Jr.	43	Director
Linda Yaccarino	57	Director

Gary Muto serves as a director and our Chief Executive Officer (since 2019), and served as our President and CEO – ascena brands from August 2017 to May 2019. Mr. Muto joined ANN INC. (ascena retail group, inc.) in 2008 as President of LOFT. In 2013, he assumed responsibility for leading AnnTaylor, LOFT and Lou & Grey brands. During the period 1998 to 2007, Mr. Muto held several leadership roles at Gap, Inc., including President of Banana Republic and President of Gap brands. While at Gap, Inc., Mr. Muto also launched the specialty brand, Forth & Towne. The Company’s Board of Directors (the “Board”) selected Mr. Muto to serve as a director based on his extensive retail background.

Carrie W. Teffner serves as a director since October 2018 and as our Interim Executive Chair since May 2019. Ms. Teffner served as Executive Vice President Finance and Strategic Projects of Crocs, Inc. (“Crocs”) from August 2018 to April 2019, and served as Executive Vice President and Chief Financial Officer of Crocs from December 2015 to August 2018. Prior to joining Crocs, Ms. Teffner served as Executive Vice President and Chief Financial Officer of PetSmart, Inc. from 2013 to 2015 until it was sold to BC Partners, where she was responsible for finance and information technology. Ms. Teffner also served as Executive Vice President and Chief Financial Officer of Weber Stephen Products LLC from 2011 to 2013. From 2009 to 2011, Ms. Teffner served as Senior Vice President and Chief Financial Officer of The Timberland Company until it was sold to VF Corporation. Ms. Teffner spent the first 21 years of her career with Sara Lee Corporation where she held various domestic and international positions including divisional and segment Chief Financial Officer and Treasurer. Ms. Teffner also serves as a director and Audit Committee Chair for GameStop Corp. since August 2018. Ms. Teffner served as a director and the Audit Committee Chair for Banfield, The Pet Hospital, from 2014 to 2015, and as a director of Crocs for six months during 2015 prior to her appointment as its Executive Vice President and Chief Financial Officer. Ms. Teffner also served as a director of the nonprofit community revitalization organization, Rebuilding Together, from 2013 to 2019. The Board selected Ms. Teffner to serve as a Director based on her extensive strategic, financial and operational expertise and background in financial reporting and internal controls for large, publicly held product and retail companies.

Dan Lamadrid is Executive Vice President and Chief Financial Officer of ascena retail group, inc., as of Fiscal 2020. He joined ascena in August 2017 as Senior Vice President, Finance and Chief Accounting Officer and was promoted to his current role in August, 2019. Dan came to ascena from the Vitamin Shoppe, Inc., where he served as Senior Vice President and as its Controller from 2011 and Chief Accounting Officer from 2012 to 2017. Prior to Vitamin Shoppe, he spent several years in a variety of financial leadership roles at Ralph Lauren, Hartz Corporation and Toys R Us. Dan began his career in public accounting. Dan earned a Masters of Business Administration from Iona College and a Bachelor of Science in Accounting from St. John’s University.

Justin MacFarlane serves as ascena’s Executive Vice President and Chief Customer Officer since December 2019.
Prior to joining ascena, Justin was the Chief Strategy, Analytics and Innovation Officer at Macy’s Inc., with responsibility for Macy’s strategic development, consumer and customer research, lease and foods, data analytics, innovation and development of future new business opportunities from February 2016 to March 2019. Justin was previously with ANN INC. as Senior Vice President for Corporate Strategy with responsibility for strategic planning, consumer insights and research, and execution of enterprise strategic initiatives from 2010 to 2016. Justin has served in a number of senior-level roles in leading consulting firms, including leadership roles in the global retail practices of AlixPartners and Kurt Salmon Associates.

Gary D. Begeman has over 30 years of experience managing the legal support for a broad range of strategic, financing and commercial transactions for public and private companies. Mr. Begeman serves as our director since September 2019, and has served as an independent director on boards of directors of a number of privately owned companies including Nine Point Energy Holdings, Inc., Frontera Holdings, LLC, Intelsat Jackson Holdings, S.A., a Luxembourg société anonyme , SolAero Technologies Corp. Previously, Mr. Begeman served on the boards of directors of Toys “R” Us Property Company II, LLC and Sequa Corporation. He is also Chair and a director of the University of South Dakota Foundation. He was previously Executive Vice President, General Counsel and Secretary of NII Holdings, Inc., a publicly traded wireless telecommunications company operating in Latin America, from November 2006 to October 2015. From August 2003 to September 2006, Mr. Begeman was Senior Vice President and Deputy General Counsel at Sprint Corporation and before that, he was Vice President and Deputy General Counsel at Nextel Communications. Prior to that, Mr. Begeman was General Counsel at XO Communications, Inc., and was a Partner at the Jones Day law firm, focusing on capital formation and mergers and acquisitions. The Board selected Mr. Begeman to serve as a director based on his strong legal background and work with public and private companies.

Kate Buggeln serves as a director since 2004 and was appointed as our Lead Independent Director on October 4, 2018. Currently, Ms. Buggeln serves as a member of the Board for publicly traded Five Below, Inc. She also is on the Board of Noble Biomaterials, Scoop Holdings (parent company of cabi) and the nonprofit Bpeace. Previously, Ms. Buggeln was a Senior Advisor with Irving Place Capital, L.P., and prior to that position was Senior Vice President of Strategy and Business Development for Coach, Inc., where she created and led strategies to enter new markets and new categories. Ms. Buggeln also spent many years as a retail consultant at LakeWest Group Ltd. and Coopers & Lybrand LLP, where she advised retail companies on business strategy, operations, e-commerce and supply chain. Previously, Ms. Buggeln served as a Director at Vitamin Shoppe, Stuart Weitzman and Timberland Co. The Board selected Ms. Buggeln to serve as a director based on her strong background in strategic planning, marketing and new business development. Committee Membership: Leadership and Corporate Governance Committee and the Compensation and Stock Incentive Committee.

Paul Keglevic serves as a director since September 2019 and has served on several boards of directors and related Committees with experience across multiple industries including retail. Mr. Keglevic currently serves on the boards of directors of Envision Health Care, Evergy, Inc., PetSmart, Inc., Bonanza Creek Energy Inc. and Intelsat Jackson Holdings, S.A., a Luxembourg société anonyme. Previously, Mr. Keglevic served on the board of directors of Stellus Capital. Prior to his retirement in April 2018, Mr. Keglevic served as the Chief Executive Officer (2016 to 2018) and Chief Financial Officer (2008 to 2016) of Energy Future Holdings Corp. Prior to that, Mr. Keglevic was a partner at PricewaterhouseCoopers (“PWC“) and a member of their U.S. Leadership team, and a partner and member of the U.S. Leadership team for Arthur Andersen. The Board selected Mr. Keglevic to serve as a director based on his finance, merger and acquisition, transactional and governance experience.

Kay Krill served as Chief Executive Officer of ANN INC. (“ANN”), which was acquired by the Company on August 21, 2015, from 2005 through October 31, 2015, and was appointed to the Board of the Company. Prior to the acquisition, Ms. Krill served as President of ANN from 2004 through October 31, 2015, in addition to various other senior leadership roles at ANN. Ms. Krill also served as a member of the Board of Directors of ANN from 2004 until acquired by the Company. Prior to joining ANN, Ms. Krill held various management positions at several retailers including The Talbots, Inc. and Hartmarx Corporation. Ms. Krill is also on the Breast Cancer Research Foundation Board of Directors, and previously served on the Boards of the National Retail Federation and St. Luke’s School in New Canaan, CT. The Board selected Ms. Krill to serve as a director based on her experience as the chief executive officer and board member of a publicly held specialty retailer, and her extensive experience in the apparel industry.

Stacey Rauch serves as a director since June of 2017, and as the non-executive Chairman of the board of directors of Fiesta Restaurant Group, Inc. since February 2017, as a director of Fiesta Restaurant Group since 2012, Chair of Fiesta Restaurant Group’s Corporate Governance & Nominating Committee, and as a member of its Compensations Committee. Ms. Rauch is a Director (Senior Partner) Emeritus of McKinsey & Company (“McKinsey”) from which she retired in September 2010. Ms. Rauch was a leader in McKinsey’s Retail and Consumer Goods Practices, served as the head of the North American Retail and Apparel Practice, and acted as the Global Retail Practice Convener. A 24 year veteran of McKinsey, Ms. Rauch led engagements for a wide range of retailers, apparel wholesalers, and consumer goods manufacturers in the US and internationally. Her areas of expertise include strategy, organization, marketing, merchandising, omnichannel management, global expansion, and retail store operations. Ms. Rauch was a co-founder of McKinsey’s New Jersey office, and was the first woman at McKinsey appointed as an industry practice leader. Ms. Rauch also serves as a director of Heidrick & Struggles International, Inc., a global provider of executive search, leadership assessment and development services, where she sits on its Audit and Finance Committee, and as a non-executive director of Land Securities, PLC, the UK’s largest commercial property company, where she sits on its Audit, Nomination and Remuneration Committees. Previously, Ms. Rauch served on the board of directors of CEB, Inc., a leading member-based advisory company, ANN, and Tops Holding Corporation, the parent company of Tops Markets LLC, a US grocery retailer. The Board selected Ms. Rauch to serve as a director based on her extensive background in business strategy, marketing, merchandising and operations in the retail industry. Committee Membership: Chair of the Leadership and Corporate Governance Committee and member of the Audit Committee.

Carl Rubin serves as a director since December 2015, and as Chairman of the Board of The Michaels Companies, Inc. (“Michaels”) from 2015 to April 2019. He joined Michaels in 2013 and was its Chief Executive Officer from 2013 to February 2019. Prior to joining Michaels, from 2010 to 2013, Mr. Rubin was President and Chief Executive Officer of Ulta Salon, Cosmetics & Fragrances, Inc. Mr. Rubin held roles of increasing responsibility at Office Depot, serving as President beginning in 2006. Mr. Rubin spent six years in senior leadership roles, including Partner, at Accenture Consulting where he advised clients and led engagements across retail formats and ecommerce business. Mr. Rubin was a member of the Executive Committee of the Board of Directors of The National Retail Federation from 2007 to 2010. The Board selected Mr. Rubin to serve as a Director based on his extensive managerial and operational knowledge of the retail industry and his experience as a board member of a specialty retailer. Committee Membership: Chair of the Audit Committee and member of the Compensation and Stock Incentive Committee.

John L. Welborn, Jr. serves as a director since May 2018, and as Managing Director for Stadium Capital Management, LLC (“Stadium”), an investment advisory firm that focuses on smaller capitalized publicly traded companies in the U.S., Canada and Western Europe. In his role at Stadium, Mr. Welborn has led or supported Stadium’s due diligence across many different industries, including financial services, retail, software and business services. Mr. Welborn joined Stadium in 2000 as an Associate. Previously, Mr. Welborn served as a director and member of the governance committee for Intermountain Community Bancorp and a director of Panhandle State Bank, Inc., and as a board observer of West Coast Bancorp. The Board selected Mr. Welborn to serve as a director based on his strong background in capital markets and investment experience. Committee Membership: Leadership and Corporate Governance Committee and the Audit Committee.

Linda Yaccarino serves as a director since October 2016; and as Chairman, Advertising and Client Partnerships for NBCUniversal, LLC (“NBCUniversal”) since 2011. In this role Ms. Yaccarino oversees all market strategy and advertising revenue totaling nearly $10 billion, for NBCUniversal's entire portfolio of broadcast, cable and digital assets. Prior to joining NBCUniversal in 2011, she held roles of increasing responsibility from 1996 to 2011 at Turner Broadcast System, Inc. (“Turner”), serving as Executive Vice President and Chief Operating Officer, Turner Entertainment Advertising, Sales and Marketing, and Acquisitions beginning in 2009. The Board selected Ms. Yaccarino to serve as a director based on her extensive digital knowledge, multi-platform consumer engagement and transformation experience. Committee Membership: Chair of Compensation and Stock Incentive Committee and member of the Leadership and Corporate Governance Committee.

Board Composition
The Company’s Board is composed of ten directors, divided into three classes, each with a staggered three-year term of office and each class of directors as nearly equal in number as possible. Each director serves for three-year terms and until his or her successor is elected and qualified.
Board Committees
The Board has the authority to appoint committees to perform certain management and administration functions. Our Board has three standing committees: the Audit Committee, the Compensation and Stock Incentive Committee (the “Compensation Committee”), and the Leadership and Corporate Governance Committee (the “Governance Committee”).

Audit Committee

The members of the Audit Committee are Carl Rubin (Chair), Stacey Rauch, and John L. Welborn, Jr.

It is the responsibility of the Audit Committee to assist the Board in its oversight of our financial accounting and reporting practices. The duties of the Audit Committee include reviewing the quality and integrity of the financial statements, reports and other financial information provided by the Company to the public, the Company’s systems of internal controls regarding financial reporting, the internal audit function, the processes for monitoring enterprise risk, and the Company’s auditing, accounting and financial reporting processes generally. The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to our independent registered public accounting firm as well as our internal auditors. The Audit Committee has the ability to retain, at our expense, special legal, accounting or other consultants or experts it deems necessary in the performance of its duties. The Audit Committee also prepared the Audit Committee Report for inclusion in the proxy statement. The Board has determined that Mr. Rubin and Mr. Welborn qualify as “audit committee financial experts,” as defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

The members of the Compensation Committee are Linda Yaccarino (Chair), Carl Rubin, and Kate Buggeln.

The function of the Compensation Committee is to assist the Board by: (i) evaluating and determining all matters relating to the compensation (including base salary, incentive compensation and equity-based awards) of the CEO, Interim Executive Chair of the Board and our other executive officers (including the named executive officers and our former Chairman and CEO until his retirement) and certain other key executives and employees; (ii) administering and functioning as the committee that is authorized to grant stock options, restricted stock and/or restricted stock units and other equity-based and incentive awards to executive officers and such other key executives and employees as the Compensation Committee shall determine under our stock and cash incentive plans, including the Company’s 2016 Omnibus Incentive Plan, as amended (the “Omnibus Incentive Plan”) and as the committee authorized to grant awards under other incentive plans applicable to the executive officers of the Company as in effect from time to time; and (iii) reviewing and reporting to the Board on such other matters as may be appropriately delegated by the Board for the Compensation Committee’s consideration.

The Compensation Committee has sole authority to retain and obtain the advice of compensation consultants, outside legal counsel and other advisers, each referred to herein as an “Adviser,” to assist it with the execution of its duties and responsibilities. The Compensation Committee has the authority to set the compensation and other terms and conditions and oversee the work of the Advisers, to receive appropriate funding from the Company for the payment of compensation to the Advisers and to terminate the services of an Adviser. In selecting Advisers, the Compensation Committee will take into account factors it considers appropriate or as may be required by applicable law or regulation.

Governance Committee

The members of the Governance Committee are Stacey Rauch (Chair), Kate Bugglen, Linda Yaccarino, and John L. Welborn, Jr.

The function of the Governance Committee is to assist the Board by (i) identifying qualified individuals to become Board members, and recommending for selection by the Board the director nominees to stand for election at the next annual meeting of the Company’s stockholders, (ii) recommending the composition of the Board and its committees, (iii) reviewing and recommending changes to the Board, as may be required, with respect to the Company’s Corporate Governance Guidelines and the corporate governance policies and practices of the Company, (iv) leading the Board in its annual review of the Board’s performance, (v) reviewing the succession planning recommendations for certain of the Company’s senior officers, and (vi) advising the Board regarding diversity and inclusion matters.

The responsibilities and duties of the Governance Committee also include advising the Board with respect to the charters, structure and operations of the various committees of the Board and qualifications for membership thereon.

The Governance Committee utilizes a variety of methods for identifying and evaluating director candidates. Candidates may come to the attention of the Governance Committee through current directors, members of management, stockholders or other persons. From time to time, the Governance Committee may also engage a search firm to assist in identifying potential Board candidates. Once the Governance Committee has identified a prospective nominee, the Governance Committee evaluates the prospective nominee against the standards and qualifications set out in the Governance Committee’s charter and the Company’s Corporate Governance Guidelines, including the individual’s potential contributions in providing advice and guidance to the Board and management. The Governance Committee seeks to identify nominees who possess a wide range of experience, skills, areas of expertise, knowledge and business judgment. The Governance Committee evaluates all candidates for director, regardless of the person or firm recommending such candidate. In considering director nominees to stand for election or to fill any vacancy, the Governance Committee and the Board take into account, in addition to such other factors as they deem relevant, such factors as the desirability of selecting directors who are accomplished in their respective fields, with superior credentials and reputation, are believed to have (i) relevant expertise and experience upon the basis of which such person could offer advice and guidance to management and (ii) sufficient time available to devote to the affairs of the Company, are believed to be able to work with the other members of the Board, are believed to be able to represent the long-term interests of the Company’s stockholders as a whole, and are selected with a view to the Board being diverse and representing a range of backgrounds and experience. The Governance Committee and the Board also consider all applicable legal and regulatory requirements, as well as any requirements under the Company’s Third Amended and Restated Certificate of Incorporation, and by-laws that govern the composition of the Board as from time to time in effect.

The Board, with the advice and recommendation of the Governance Committee, determines the total number of directors and selects nominees with a view to maintaining a Board that is strong in its collective knowledge and has a diversity of not only skills and experience, but also diversity in gender, culture and geography. The Board and Governance Committee assess the effectiveness of the Company’s diversity policies by reviewing the nominees for director to determine if such nominees satisfy the Company’s then-current needs.

The Board, the Governance Committee and the Company are committed to diversity and inclusion and recognize the benefits diversity and inclusion can contribute to achieving the Company’s goals. Accordingly, the Governance Committee is responsible for advising the Board regarding diversity and inclusion matters in an effort to promote, foster and nurture a diverse and inclusive workforce, culture and provision of services at the Company.

Board Leadership Structure and Risk Oversight

The Company does not have a formal policy regarding the separation of our Chairman of the Board (“Chairman”) and Chief Executive Officer (“CEO”) positions. Currently, our Board’s leadership structure separates the positions, with Gary Muto serving as CEO and a member of the Board, and Carrie W. Teffner as Interim Executive Chair of the Board. We believe this leadership structure is appropriate as it permits Mr. Muto to focus his attention on managing the Company’s business and its strategic priorities, while Ms. Teffner leads the Board. Additionally, Ms. Buggeln serves as the Company’s Lead Independent Director.

It is management’s responsibility to manage risk, the Company’s risk management program and bring to the Board’s attention risks that are material to the Company. The Board exercises its oversight of the Company’s risks through regular reports to the Board from our CEO, our Interim Executive Chair of the Board and other members of senior management on areas of material risk, actions and strategies to mitigate those risks and the effectiveness of those actions and strategies. The

Board also administers its risk oversight function through its Audit and Compensation Committees. The Audit Committee oversees the management of the Company’s enterprise risk management program, and reviews with our director of compliance and other members of our senior management team the critical risks facing the Company, their relative magnitude and management’s actions to mitigate these risks.

Code of Ethics

The Company’s Code of Ethics for Senior Financial Officers is posted on the “investors” page of the Company’s website at www.ascenaretail.com, accessible through the “Corporate Governance” tab. This code of ethics complies with the requirements of the Sarbanes-Oxley Act of 2002 pertaining to codes of ethics for chief executives and senior financial and accounting officers. If we amend or waive a provision of our Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will post such information at this location on our website.

Item 11.	Executive Compensation
Introduction
This section describes, among other things, Fiscal 2020 executive compensation for each of the individuals whose compensation is set out in the Summary Compensation Table below (such individuals hereinafter referred to as our “named executive officers” or "NEOs"). As we qualify as a “smaller reporting company,” we have elected to take advantage of the scaled executive compensation disclosure requirements in reporting Fiscal 2020 executive compensation.

The Compensation Committee of the Board of Directors is responsible for determining our executive compensation programs, including making compensation decisions during Fiscal 2020. The Compensation Committee is comprised of Linda Yaccarino (Chair), Kate Buggeln and Carl Rubin.
For Fiscal 2020, our named executive officers were Gary Muto, our current Chief Executive Officer, Carrie W. Teffner, our current Interim Executive Chair of the Board, Dan Lamadrid, our current Executive Vice President and Chief Financial Officer, and Justin MacFarlane, our current Executive Vice President and Chief Customer Officer.
Components of Executive Compensation
The principal components of compensation in Fiscal 2020 for our named executive officers were base salary, annual performance bonus, stock option awards, and other benefits and perquisites.
Base Salary. The base salaries of our named executive officers are an important element of their total compensation packages, intended to compensate them for their day-to-day responsibilities. Base salaries for the named executive officers are determined by the Compensation Committee, with each named executive officer’s base salary determined based on his or her position and scope of responsibility. The base salaries for Messrs. Muto and Lamadrid and Ms. Teffner were not changed in Fiscal 2020, and the base salary for Mr. MacFarlane was established at the time of his commencement of employment in December 2019.

During Fiscal 2020, due to the unprecedented impact of COVID-19, our named executive officers voluntarily took temporary reductions in their base salaries ranging from 40% for Messrs. Lamadrid and MacFarlane and 50% for Mr. Muto and Ms. Teffner. These temporary reductions were effective from March 29, 2020 through June 20, 2020.

For Fiscal 2020, base salaries for our named executive officers were as follows:

Name	Salary ($)
Gary Muto	1,000,000
Carrie W. Teffner	1,000,000
Dan Lamadrid	600,000
Justin MacFarlane	675,000

Annual Performance Bonus. The Compensation Committee believes that a substantial percentage of each named executive office's annual compensation should be tied directly to the financial performance of the Company. Our annual cash incentive compensation ("IC") program is a critical element of each named executive officer’s compensation package, because it is entirely "at-risk” and earned payouts (if any) are solely dependent on Company performance.

Following significant organizational changes with respect to our portfolio of brands and in our executive leadership during Fiscal 2019, the Compensation Committee reviewed the design of our executive compensation programs for Fiscal 2020 with a focus on how the programs can better support our commitments to our customers, vendors and stockholders and made changes to the IC program, as follows:

•	Measured 100% Consolidated Ascena Enterprise results for all NEOs, including our CEO, to strengthen our enterprise foundation and further encourage cross-brand collaboration;

•	Changed the performance metric to Adjusted EBITDA, which continues our focus on profitability and also serves as a measure of cash generation, which is critical to honoring our commitments to customers, vendors and stockholders; and

•	Shifted from two seasonal performance cycles to an annual performance cycle to holistically measure our longer-term trending performance over the full year. The annual cycle provides a simplified payout structure while providing the ability to still set goals that account for the seasonality of our business.
Our Compensation Committee sets threshold, target and maximum numeric performance goals for each specified performance metric at or near the beginning of each annual performance period, with input from senior management. The Compensation Committee believed, at the time the goals were set, that these performance targets goals would be difficult to achieve, but could be achieved with significant effort on the part of its executives, including our named executive officers, and that payment of the maximum amounts would occur only upon the achievement of results in excess of internal and general market expectations and our long-term strategic objectives.

Fiscal 2020 Performance Goals

Bonus Level	EBITDA ($ in millions)
Threshold	247.8
Target	350.0
Maximum	402.5

We establish each NEO's target IC opportunity for the performance period as a percentage of base salary, based on the NEO's position and level within the organization. Threshold performance achieved pays out at 25%, target performance achieved pays out at 100% and maximum performance achieved pays out at 200%, in each case, of the NEO’s target IC opportunity. Linear interpolation is used to determine pay out amounts for performance achieved between threshold and target and between target and maximum. As reflected in the last column of the table below, based on performance, no bonuses were paid to any of our named executive officers for Fiscal 2020.

Fiscal Year 2020 Bonus Table

Name	Threshold Payout Opportunity (as a % of Base Salary)	Target Payout Opportunity (as a % of Base Salary)	Maximum Payout Opportunity (as a % of Base Salary)	Actual Payout %	Actual Payout $
Gary Muto	37%	150%	300%	0%	$0

Carrie Teffner	37%	150%	300%	0%	$0

Dan Lamadrid	18.75%	75%	150%	0%	$0

Justin MacFarlane	18.75%	75%	150%	0%	$0

Long-Term Incentive Compensation. We endeavor to align executive compensation with the achievement of operational and financial results and increases in stockholder value. Our long-term incentive compensation directly links payout opportunities with stock and financial performance. This design is intended to ensure that, in combination with the IC opportunity described above, a majority of each NEO’s total compensation is “at-risk” based on Company financial and/or stock performance.

Historically, long-term incentive compensation was comprised of long-term cash incentives, restricted stock units and stock options. At the end of Fiscal 2019, the Compensation Committee reviewed the long-term incentive program design in the context of shares available under the 2016 Omnibus Incentive Plan during a period of depressed share price and the 30% discount that had been applied to the NEOs’ long-term incentive grants in Fiscal 2018 and 2019. Given the challenging business environment, the Compensation Committee aimed to (i) simplify long-term incentive compensation; (ii) manage share usage; and (iii) tie value realization for the NEOs more closely to stockholder value creation. As a result, the Compensation Committee approved changes to the long-term incentive compensation program for Fiscal 2020, which eliminated both the long-term cash incentives and the restricted stock units and provided for the grant of long-term incentives in the form of a fixed number of non-qualified stock options that varied by level.

The decision to grant a fixed number of non-qualified stock options by level was intended to manage shares under our Omnibus Incentive Plan. In a depressed share price environment, it is critical that we control share usage and dilution, as well as avoid granting potential windfall awards to our executives. Further, making the grant entirely in the form of stock options is intended to align our NEOs’ realizable pay opportunities with Company performance, and provides additional upside to our NEOs if we achieve strong stock price performance and deliver value to our stockholders.

Promotion and Appointment Grants for Mr. Lamadrid and Mr. MacFarlane in Fiscal 2020

Mr. Lamadrid. In connection with Mr. Lamadrid’s promotion to Chief Financial Officer on August 4, 2019, in October 2019, Mr. Lamadrid received a one-time long-term incentive grant of performance-based equity (the “Promotion Grant”), delivered in the form of performance-based stock options. Subject to Mr. Lamadrid’s continued employment (except as provided in his offer letter), the performance-based stock options subject to the Promotion Grant will be eligible to vest upon the achievement of the designated closing price per share of the Company’s stock for a 20-consecutive trading day period (the “Closing Price”), in each case, on or prior to the third anniversary of the grant date:

•	25% of the performance-based stock options if the Closing Price equals or exceeds $3.00 per share (the “$3 Hurdle”);

•	an additional 25% of the performance-based stock options if the Closing Price equals or exceeds $5.00 per share (the “$5 Hurdle”); and

•	the remaining 50% of the performance-based stock options if the Closing Price equals or exceeds $7.00 per share (the “$7 Hurdle” and, together with the $3 Hurdle and $5 Hurdle, the “Hurdles”).

If a Hurdle is achieved prior to the second anniversary of the grant date of the Promotion Grant, the portion of the performance-based stock options related to the Hurdle that was achieved prior to the second anniversary will vest on the second anniversary, generally subject to Mr. Lamadrid’s continued employment. Any portion of the performance-based stock options related to a Hurdle that is not actually achieved by the third anniversary of the grant date will be forfeited for no consideration.

On December 18, 2019, the Company effected a 1-for-20 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”), which adjusted the Hurdles under the Promotion Grant from $3, $5 and $7 to $60, $100, and $140, respectively.

Mr. MacFarlane. In connection with Mr. MacFarlane’s appointment as Chief Customer Officer on December 2, 2019, in January 2020, Mr. MacFarlane received a one-time long-term incentive grant of equity (the “Appointment Grant”). The Appointment Grant was delivered in the form of non-qualified stock options that vest ratably over a two-year period.

Equity Awards Under the Company's Omnibus Incentive Plan

The Compensation Committee has a practice of not granting any stock options until at least one business day after the Company has issued its quarterly and/or annual earnings release, as well as the public release of any other pending material non-public information.

If an employee ceases to be an employee of the Company for any reason (other than for Cause, as defined under the Omnibus Incentive Plan) and the employee has achieved the “Total Years Test” (as described in further detail below) as of his or her last day of employment, then all of such employee’s unvested stock options will continue to vest and remain exercisable after the date of termination through the one year anniversary of the vesting date of the last unvested stock option under the applicable stock option award, but not longer than the original term of each stock option.

The “Total Years Test” means 75 years, based on the sum of (i) the total number of years of employment with the Company or an affiliate, plus (ii) the employee’s age, which must be at least age 60. The Company believes that the Total Years Test encourages retention as our executive officers approach retirement age, while also incentivizing our executive officers to drive stockholder value. The Total Years Test does not apply to cash long-term incentive awards, with the employee required to be employed through the end of the applicable performance period to be eligible to receive a payout.

The Compensation Committee may also make other equity grants from time to time during the year, such as when a new employee is hired (as was the case with Mr. MacFarlane), a current employee is promoted (as was the case with Mr. Lamadrid) or in recognition of special achievement.

Additional Compensation and Benefit Items

Cash Sign-On Bonus for Mr. MacFarlane. Mr. MacFarlane received a one-time cash sign-on bonus in the amount of $250,000 in accordance with his offer letter upon the commencement of his employment with us in December 2019. The sign-on bonus was granted in consideration of certain compensation and benefits Mr. MacFarlane forfeited from his prior employer by accepting his position with the Company. If, prior to the first anniversary of his start date, Mr. MacFarlane resigns or is terminated due to a violation of Company policy or conduct giving rise to immediate discharge, he has to repay the sign-on bonus within 90 days of the cessation of his employment.

Benefits Programs. The NEOs participate in a variety of retirement, health and welfare, and paid time-off benefit arrangements designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and paid time-off benefits helped ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.

On July 23, 2020, the Debtors received authority from the Bankruptcy Court to continue to administer the Company’s benefits programs as provided by the Wages and Benefits Order.

Perquisites. We generally do not offer significant perquisites to our NEOs and they represent a relatively small portion of our NEOs’ total compensation. The costs of perquisites for our NEOs are included in the “All Other Compensation” column of the Summary Compensation Table. Our NEOs participate in the Company’s broad-based health and welfare programs that are available to our full-time employees generally.

Key NEO Compensation Program Changes for Fiscal 2021

Recognizing the volatile and uncertain environment created by COVID-19, the Compensation Committee, in consultation with the Company’s legal and compensation advisors, extensively reviewed the Company’s short- and long-term incentive programs for its entire workforce, including the NEOs, through the spring of 2020 to determine whether such programs appropriately align compensation opportunities with the Company’s current goals and ensure the stability of the Company’s workforce, and on June 17, 2020, following such thorough consultation and review, the Compensation Committee implemented new retention and performance-based arrangements, including for each of the NEOs, as set forth in the Form 8-K filed on June 22, 2020.

Summary Compensation Table
The table below summarizes information concerning compensation for Fiscal 2020 and Fiscal 2019 (which reflects 53 weeks) for our NEOs.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(6)	Total ($)
Gary Muto Chief Executive Officer	2020	884,615	—	—	49,000	—	54,775	988,390
	2019	1,038,462	—	998,390	908,820	193,443	60,826	3,199,941
Carrie W. Teffner Interim Executive Chair of the Board	2020	884,615	—	—	—	—	—	884,615
	2019	261,538	—	363,288	187,500	—	77,754	890,080
Dan Lamadrid EVP and Chief Financial Officer	2020	537,885	—	—	14,232	—	6,865	558,982
	2019	429,807	275,000	—	25,232	98,851	12,584	841,474
Justin MacFarlane EVP and Chief Customer Officer	2020	366,058	250,000	—	37,200	—	—	653,258

(1)	Amounts shown reflect the temporary base salary reductions in effect from March 29, 2020 through June 20, 2020.
(2)	Amount shown reflects the sign-on bonus paid to Mr. MacFarlane in connection with his commencement of employment.
(3)	Reflects the aggregate grant date fair value calculation in accordance with FASB ASC Topic 718. Assumptions used in the valuation of equity based awards are discussed in “Stock Based Compensation” in Note 17 to the Consolidated Financial Statements in our Annual Report on Form 10-K for Fiscal 2019. For Mr. Muto, this includes the aggregate grant date fair value ($49,000), calculated in accordance with FASB ASC Topic 718, of stock options granted to Mr. Muto on October 2, 2019 in connection with the Company’s annual equity award cycle. For Mr. Lamadrid, this includes the aggregate grant date fair value ($14,000), calculated in accordance with FASB ASC Topic 718, of stock options granted to Mr. Lamadrid on October 2, 2019 in connection with the Company’s annual equity award cycle, as well as the aggregate grant date fair value ($232), calculated in accordance with ASC Topic 718, of performance-based stock options granted to him in connection with his promotion to Chief Financial Officer on August 4, 2019. For Mr. MacFarlane, this includes the aggregate grant date fair value ($37,200), calculated in accordance with FASB ASC Topic 718, of stock options granted to Mr. MacFarlane on January 31, 2020 in connection with his commencement of employment.

The grant date fair value of the Mr. Lamadrid’s performance-based stock option Promotion Grant was derived using a Monte Carlo valuation simulation method, which used the following assumptions:

Grant Date	October 2, 2019
Remaining Performance Period	3.00 years
Grant Date Closing Price	$5.40
Exercise Price	$5.25
Contractual Term	7.00 years
Compounded Risk-Free Interest Rate (7.00-yr)	1.52%
Historical Volatility (7.00-yr)	62.93%
Cost of Equity (Used for Derived Service Period Only)	16.91%

(4)	No amounts are reported in this column as none of the NEOs received a payout under the annual IC program for Fiscal 2020.
(5)
Amounts shown for Fiscal 2020 reflect: (i) for Mr. Muto, the Company’s contribution to Mr. Muto’s defined contribution plan account ($11,162), the Company’s contribution to Mr. Muto’s non-qualified deferred compensation plan account ($40,769) and the cost attributable to Mr. Muto’s personal parking service ($2,844); and (ii) for Mr. Lamadrid, the Company’s contribution to Mr. Lamadrid’s defined contribution plan account ($6,865).

Outstanding Equity Awards at End of Fiscal 2020
The following table provides information relating to outstanding equity awards held by the NEOs at August 1, 2020:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gary Muto	10/03/2018(1)	3,108	3,108		78.40	10/03/2025
	05/01/2019(2)			137,500	23.40	05/01/2026
	10/02/2019(3)		17,500		5.20	10/02/2026
	05/01/2019(4)								97,881	0
Carrie W. Teffner	05/01/2019(5)			37,500	23.40	05/01/2026
	05/01/2019(6)								26,694	0
Dan Lamadrid	09/27/2017(7)	1,418	1,417		47.40	09/27/2024
	10/03/2018(8)	354	354		78.40	10/03/2025
	10/02/2019(9)			2,500	5.20	10/02/2026
	10/02/2019 (10)		5,000		5.20	10/02/2026
Justin MacFarlane	01/31/2020(11)		10,000		4.46	01/31/2027
	01/31/2020(11)		5,000		4.46	01/31/2027

(1)	The stock options granted to Mr. Muto on October 3, 2018 vest 50% on the first anniversary (October 3, 2019) and 50% on the second anniversary (October 3, 2020), in each case, of the grant date.
(2)	The stock options granted to Mr. Muto on May 1, 2019 vest subject to achievement of designated performance hurdles, as described above, with 25% of the stock options vesting upon achievement of the $3 Hurdle, an additional 25% of the stock options vesting upon achievement of the $5 Hurdle and the final 50% of the stock options vesting upon achievement of the $7 Hurdle.
(3)	The stock options granted to Mr. Muto on October 2, 2019 vest 50% on the first anniversary (October 2, 2020) and 50% on the second anniversary (October 2, 2021), in each case, of the grant date.
(4)	The RSUs granted to Mr. Muto on May 1, 2019 vest subject to achievement of designated performance hurdles, as described above, with 25% of the RSUs vesting upon achievement of the $3 Hurdle, an additional 25% of the RSUs vesting upon achievement of the $5 Hurdle and the remaining 50% of the RSUs vesting upon achievement of the $7 Hurdle.
(5)	The stock options granted to Ms. Teffner on May 1, 2019 vest subject to achievement of designated performance hurdles, as described above, with 25% of the stock options vesting upon achievement of the $3 Hurdle, an additional 25% of the stock options vesting upon achievement of the $5 Hurdle and the remaining 50% of the stock options vesting upon achievement of the $7 Hurdle.
(6)	The RSUs granted to Ms. Teffner on May 1, 2019 vest subject to achievement of designated performance hurdles, as described above, with 25% of the RSUs vesting upon achievement of the $3 Hurdle, an additional 25% of the RSUs vesting upon achievement of the $5 Hurdle and the remaining 50% of the RSUs vesting upon achievement of the $7 Hurdle.
(7)	The stock options granted to Mr. Lamadrid on September 27, 2017 vest in substantially equal installments on each of the second anniversary (September 27, 2019) and third anniversary (September 27, 2020), in each case, of the grant date.
(8)	The stock options granted to Mr. Lamadrid on October 3, 2018 vest in substantially equal installments on each of the first anniversary (October 3, 2019) and second anniversary (October 3, 2020), in each case, of the grant date.
(9)	The stock options granted to Mr. Lamadrid on May 1, 2019 vest subject to achievement of designated performance hurdles, as described above, with 25% of the stock options vesting upon achievement of the $3 Hurdle, an additional 25% of the stock options vesting upon achievement of the $5 Hurdle and the final 50% of the stock options vesting upon achievement of the $7 Hurdle.
(10)	The stock options granted to Mr. Lamadrid on October 2, 2019 vest 50% on the first anniversary (October 2, 2020) and 50% on the second anniversary (October 2, 2021), in each case, of the grant date.
(11)	The stock options granted to Mr. MacFarlane on January 31, 2020 vest 50% on the first anniversary (January 31, 2021) and 50% on the second anniversary (January 31, 2022), in each case, of the grant date.

Employment Arrangements with our Executive Officers

We have entered into employment letters with all of our currently-employed NEOs. An “employment letter” does not have a term of employment; rather, the employment letter sets forth the minimum compensation and benefits that the NEO will receive during his or her employment. An NEO with an employment letter is an “employee at-will” (i.e., the Company may terminate such NEO at any time with or without “cause,” as defined in the applicable employment letter, subject to any applicable severance provisions, including the Executive Severance Plan).

The Compensation Committee believes that these employment arrangements are important to our NEOs and to the Company. Each NEO benefits from clarity of the terms of his or her employment. The Compensation Committee periodically reviews the terms of the employment arrangements and amends them as necessary to remain competitive and to carry out its objectives. Details of the terms of the specific employment arrangements are discussed below.

Gary Muto

Effective May 1, 2019, the Company entered into an employment letter with Gary Muto in connection with his appointment as CEO (the “Muto Offer Letter”). The Muto Offer Letter supersedes Mr. Muto’s employment offer letter with the Company, dated as of June 1, 2017.

Pursuant to the Muto Offer Letter, Mr. Muto receives a base salary at the annualized rate of $1,000,000 and is eligible to participate in the Company’s performance-based incentive compensation program at a target level of 150% of his base salary (with a maximum payout opportunity of 200% of target, or $3,000,000). The Muto Offer Letter also entitles Mr. Muto to participate in all of the Company’s retirement, insurance, and bonus, long-term incentive and other benefit plans, including the Omnibus Incentive Plan.

As set forth in the Muto Offer Letter, Mr. Muto received a one-time long-term incentive award of performance-based equity (the “Muto Promotion Grant”) under the Omnibus Incentive Plan. The Promotion Grant had a grant date value of $3,850,000, with approximately 60% of the value granted in the form of performance-based RSUs and approximately 40% of the value granted in the form of performance-based stock options. Subject to Mr. Muto’s continued employment, the performance-based stock options are eligible to vest in accordance with the same vesting terms that apply to Mr. Lamadrid’s Promotion Grant.

If Mr. Muto’s employment is terminated by the Company without “cause” or Mr. Muto resigns for “good reason” (defined as described below under the heading “Executive Severance Plan”), in each case, prior to a change in control (as defined in the Executive Severance Plan), he will become vested in a pro-rata portion of the performance-based RSUs and performance-based stock options for which the applicable Hurdle was achieved prior to his termination. If Mr. Muto’s employment with the Company terminates due to his death or disability prior to the second anniversary of the grant date of the Promotion Grant, Mr. Muto (or his estate or legal representative, as applicable) will receive full vesting of the performance-based RSUs and performance-based stock options for which the applicable Hurdle was actually achieved prior to his termination due to death or disability.

If Mr. Muto incurs a “Post-CIC Termination” (defined as described below under the heading “Executive Severance Plan”), and on or prior to the date of such Post-CIC Termination, the $3 Hurdle was actually achieved, Mr. Muto will become vested in a portion of the performance-based RSUs and performance-based stock options, based on linear interpolation between the closing price of the Company’s common stock for the 20-consecutive trading day period immediately preceding the date of Mr. Muto’s Post-CIC Termination (the “Muto Termination Date Price”) and the Hurdles between which the Muto Termination Date Price falls. If Mr. Muto incurs a Pre-CIC Termination (defined as described below under the heading “Executive Severance Plan”), and on or prior to the date that the change in control is consummated, the $3 Hurdle is achieved, the cash payment Mr. Muto is entitled to receive pursuant to the Executive Severance Plan (as in effect on June 1, 2017) will include payment in respect of a portion of the performance-based RSUs and performance-based stock options, based on linear interpolation between the closing price of the Company’s common stock for the 20-consecutive trading day period immediately preceding the change in control (the “CIC Closing Date Price”) and the Hurdles between which the CIC Closing Date Price falls.

Mr. Muto is subject to one-year non-competition and two-year non-solicitation restrictions, as well as confidentiality and non-disclosure obligations.

Mr. Muto will continue to be a participant in the Company’s Executive Severance Plan, on the terms described below under the heading “Executive Severance Plan,” as modified by the Muto Offer Letter. For further information regarding Mr. Muto’s employment arrangements and the payments to which he may be entitled thereunder, see below under “Potential Payments Upon Termination or Change in Control - Gary Muto.”

Due to the commencement of the Chapter 11 Cases, the disbursement of severance pay and related benefits to Mr. Muto during the pendency of the Chapter 11 Cases is subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code.

Carrie W. Teffner

Effective May 1, 2019, the Company entered into an employment letter with Carrie W. Teffner in connection with her appointment as Interim Executive Chair of the Board (the “Teffner Offer Letter”).

Pursuant to the Teffner Offer Letter, Ms. Teffner receives a base salary at the annualized rate of $1,000,000 and is eligible to participate in the Company’s performance-based incentive compensation program at a target level of 150% of her base salary (with a maximum payout opportunity of 200% of target, or $3,000,000), as well as standard Company benefits.

As set forth in the Teffner Offer Letter, Ms. Teffner received a one-time long-term incentive award of performance-based equity (the “Appointment Grant”) under the Omnibus Incentive Plan. The Appointment Grant had a grant date value of $1,050,000, with approximately 60% of the value granted in the form of performance-based RSUs and approximately 40% of the value granted in the form of performance-based stock options. Subject to Ms. Teffner’s continued employment as Interim Executive Chair of the Board or service as a member of the Board, the performance-based RSUs and performance-based stock options subject to the Appointment Grant are eligible to vest in accordance with the same vesting schedule that applies to Mr. Lamadrid’s Promotion Grant, described above.

If Ms. Teffner’s employment as Interim Executive Chair of the Board ends due to the appointment of a Non-Executive Chair of the Board and Ms. Teffner continues to serve on the Board, the performance-based RSUs and performance-based stock options granted pursuant to the Appointment Grant will remain outstanding and eligible to vest.

If, prior to a change in control, (i) the Company terminates Ms. Teffner’s employment as Interim Executive Chair of the Board without “Cause” (as defined in the Omnibus Incentive Plan) and Ms. Teffner does not continue to serve as a member of the Board or (ii) Ms. Teffner has a “Termination of Directorship” (as defined in the Omnibus Incentive Plan) other than due to her resignation or her removal for “cause” under Delaware law, she will become vested in a pro-rata portion of the performance-based RSUs and performance-based stock options for which the applicable performance Hurdle was achieved prior to her termination.

In the event of Ms. Teffner’s termination as Interim Executive Chair of the Board or as a member of the Board due to her death or “Disability” (as defined in the Omnibus Incentive Plan) prior to the second anniversary of the grant date of the Appointment Grant, Ms. Teffner (or her estate or legal representative, as applicable) will receive full vesting of the performance-based RSUs and performance-based stock options for which the applicable Hurdle was actually achieved prior to her termination due to death or disability.

If, upon a change in control, (i) Ms. Teffner’s employment as Interim Executive Chair of the Board is terminated by the Company without Cause and Ms. Teffner does not continue to serve as a member of the Board or (ii) Ms. Teffner has a Termination of Directorship (other than due to her resignation or her removal for “cause” under Delaware law), in either case while serving on the Board after her employment as Interim Executive Chair of the Board ends due to the appointment of a Non-Executive Chair of the Board (each, a “Change in Control Termination”), and on or prior to the date of such Change in Control Termination, the $3 Hurdle was actually achieved, Ms. Teffner will become vested in a portion of the performance-based RSUs and performance-based stock options based on linear interpolation between the closing price of the Company’s common stock for the 20-consecutive trading day period immediately preceding the Change in Control Termination (the “Teffner Termination Date Price”) and the Hurdles between which the Teffner Termination Date Price falls.

Ms. Teffner is subject to non-competition and non-solicitation restrictions, as well as confidentiality and non-disclosure obligations.

Other than with respect to accelerated or continued vesting of the Appointment Grant as described above, Ms. Teffner is not entitled to receive cash severance or any other termination payments or benefits under the Teffner Offer Letter or the Executive Severance Plan.

Dan Lamadrid

Effective August 4, 2019, the Company entered into an employment letter with Dan Lamadrid in connection with his appointment as Executive Vice President and CFO (the “Lamadrid Offer Letter”). The Lamadrid Offer Letter supersedes Mr. Lamadrid’s employment offer letter with the Company, dated August 23, 2017.

Pursuant to the Lamadrid Offer Letter, Mr. Lamadrid receives a base salary at the annualized rate of $600,000 per year and is eligible to participate in the Company’s performance-based incentive compensation program at a target level of 75% of his base salary (with a maximum payout opportunity of 200% of target, or $900,000), as well as standard Company benefits.

If Mr. Lamadrid’s employment is terminated by the Company without “Cause” (as defined in the Lamadrid Offer Letter) prior to a change in control of the Company, he will become vested in a pro-rata portion of the performance-based stock options subject to the Promotion Grant (the “Performance-Based Options”) for which the applicable Hurdle was achieved prior to his termination.

If Mr. Lamadrid’s employment with the Company terminates due to his death or disability prior to the second anniversary of the grant date of the Performance-Based Options, Mr. Lamadrid (or his estate or legal representative, as applicable) will receive full vesting of the Performance-Based Options for which the applicable Hurdle was actually achieved prior to his termination due to death or disability.

If Mr. Lamadrid incurs a Post-CIC Termination, and on or prior to the date of such termination the $3 Hurdle was actually achieved, Mr. Lamadrid will become vested in a portion of the Performance-Based Options based on linear interpolation between the closing price of the Company’s common stock for the 20-consecutive trading day period immediately preceding the date of Mr. Lamadrid’s termination (the “Lamadrid Termination Date Price”) and the Hurdles between which the Lamadrid Termination Date Price falls. If Mr. Lamadrid incurs a Pre-CIC Termination, and on or prior to the date that the change in control is consummated, the $3 Hurdle is achieved, the cash payment Mr. Lamadrid is entitled to receive pursuant to the Executive Severance Plan will include payment in respect of a portion of the Performance-Based Options, based on linear interpolation between the closing price of the Company’s common stock for the 20-consecutive trading day period immediately preceding the change in control (the “CIC Closing Date Price”) and the Hurdles between which the CIC Closing Date Price falls.

Mr. Lamadrid is subject to one-year non-competition and two-year non-solicitation restrictions, as well as confidentiality and non-disclosure obligations.

Mr. Lamadrid will continue to be a participant in the Company’s Executive Severance Plan, on the terms described below under the heading “Executive Severance Plan,” as modified by the Lamadrid Offer Letter.

Due to the commencement of the Chapter 11 Cases, the disbursement of severance pay and related benefits to Mr. Lamadrid during the pendency of the Chapter 11 Cases is subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code.

Justin MacFarlane

Effective December 2, 2019, the Company entered into an employment letter with Justin MacFarlane in connection with his appointment as Executive Vice President and Chief Customer Officer (the “MacFarlane Offer Letter”)

Pursuant to the MacFarlane Offer Letter, Mr. MacFarlane receives a base salary at the annualized rate of $675,000 and is eligible to participate in the Company’s performance-based incentive compensation program at a target level of 75% of his base salary (with a maximum payout opportunity of 200% of target, or $1,012,500), as well as standard Company benefits. Pursuant to the MacFarlane Offer Letter, Mr. MacFarlane received a one-time cash sign-on bonus in the amount of $250,000. Under the terms of the MacFarlane Offer Letter, Mr. MacFarlane was entitled to receive time-vesting and performance vesting non-qualified stock options, but given the pendency of the Chapter 11 Cases, the Company granted 100% time-vesting non-qualified stock options, that vest ratably over a two-year period, to Mr. MacFarlane instead.

Mr. MacFarlane is subject to one-year non-competition and two-year non-solicitation restrictions, as well as confidentiality and non-disclosure obligations.

Mr. MacFarlane will continue to be a participant in the Company’s Executive Severance Plan, on the terms described below under the heading “Executive Severance Plan.”

Due to the commencement of the Chapter 11 Cases, the disbursement of severance pay and related benefits to Mr. MacFarlane during the pendency of the Chapter 11 Cases is subject to, among other things, approval by the Bankruptcy Court and the restrictions regarding severance payments imposed by section 503(c) of the Bankruptcy Code.

Executive Severance Plan

We maintain the Executive Severance Plan, as amended and restated as of May 26, 2020, in order to provide severance benefits to certain key employees, which for Fiscal 2020, included all of our NEOs (other than Ms. Teffner). The following summary describes the key provisions of the Executive Severance Plan as they would have applied to our NEOs (other than Ms. Teffner) at the end of Fiscal 2020.

The Executive Severance Plan provides participants with the following severance benefits in the event of a termination of employment by the Company without “cause” (as defined in the Executive Severance Plan and described below), other than a termination that constitutes a termination in connection with a “change in control” (as defined in the Executive Severance Plan):

•	12-month salary continuation; and

•	a pro rata portion of his or her annual bonus based on actual results; and

•	continued health insurance coverage at the active employee rate for a period up to 12 months.

In lieu of the benefits described above, if such executive would have been terminated without cause or terminated employment for “good reason” (as defined in the Executive Severance Plan and described below) during (1) the 90 day period prior to a change in control (such termination, a “Pre-CIC Termination”), or (2) the period commencing on a Change in Control and ending 24 months later (such termination, a “Post-CIC Termination”), the executive would have been eligible for the following upon the change in control (in the case of a Pre-CIC Termination), or upon the termination date (in the case of a Post-CIC Termination):

•	a lump sum equal to 1.5 times (or 2.0 times in the case of Messrs. Muto, Lamadrid and MacFarlane, pursuant to their respective participation clarification agreements) the sum of his or her annual base salary and the greater of the executive’s a) annual target bonus for the year in which the CIC occurs; or b) average three-year aggregate annual bonus equaling the sum of the two seasonal bonuses paid in each such fiscal year; and

•	a pro rata portion of his or her annual bonus based on actual results; and

•	continued health insurance coverage at the active employee rate for a period up to 18 months; and

•	in the case of a Post-CIC Termination, full vesting of any unvested equity awards (or in the case of a Pre-CIC Termination, a lump sum cash equivalent payment equal to the aggregate fair market value of the unvested equity awards that were forfeited upon the termination).
Under the Executive Severance Plan, “cause” generally means the occurrence of any of the following: (i) conviction of (including a plea of nolo contendere) to a felony or other crime involving fraud, dishonesty or moral turpitude; (ii) failure to satisfactorily perform duties; (iii) fraud, embezzlement or dishonesty; (iv) gross misconduct or gross negligence in connection with the Company’s business that has an adverse effect on the Company’s business; or (v) an intentional or willful act or omission that is detrimental to the Company’s business or reputation.

Under the Executive Severance Plan, “good reason” generally means the occurrence of any of the following: (i) any material diminution of responsibilities, duties or authority, (ii) any reduction in base salary and/or benefits, other than a reduction that is uniformly applied to similarly situated employees of not more than 10%, (iii) relocation of the principal place of work outside of a 30-mile radius of the then current work location, or (iv) the failure of a successor to the Company to assume the Executive Severance Plan. With respect to Mr. Muto, under the Muto Offer Letter, “good reason” also includes (A) any material breach of the Muto Offer Letter by the Company or the Company’s failure to pay compensation and benefits in accordance with the Muto Offer Letter, and (B) prior to a change in control, any reduction in base salary and/or benefits, other than a reduction that is uniformly applied to similarly situated employees of not more than 10%. Each NEO has entered into a participation clarification agreement that provides that an NEO will also have “good reason” in the event of the Company’s failure to provide the NEO with a (x) post-emergence short term incentive grant during the 30 day period following the date on which the Company’s new board of directors approves a new budget and (y) post-emergence market-based management incentive plan during the 45 day period following the date on which the Company’s new board of directors approves a new long term business plan for the Company.

The severance benefits payable under the Severance Plan are subject to: (1) the six month delay to the extent required under Section 409A of the Code; (2) the executive’s execution and non-revocation of a general release of claims in favor of the Company within a specified time period; (3) the executive’s compliance with certain non-competition and non-solicitation restrictive covenants following a termination (other than a Pre-CIC Termination or a Post-CIC Termination); and (4) reduction to avoid any excise tax on “parachute payments” if the executive would benefit from such reduction as compared to paying the excise tax. Any benefits payable under the Executive Severance Plan supersede and are in lieu of any severance benefits and/or payments provided under any other agreements, arrangements or severance plans by and between the executive and the Company.

Nonqualified Deferred Compensation

After satisfying a waiting period, our NEOs are eligible for participation in our Executive Retirement Plan, which is an unfunded, unsecured non-qualified deferred compensation plan. The Executive Retirement Plan allows our executives, including our NEOs, to defer a maximum of 50% of their base salary and 75% of their bonuses paid or other performance-based cash compensation awarded. Elections to participate in the Executive Retirement Plan are made by our executives on an annual basis, prior to the beginning of the year in which the compensation is earned.

We make Company contributions to the Executive Retirement Plan in an amount determined by us for each plan year. For Fiscal 2020, NEOs who were eligible to participate in the Executive Retirement Plan and Ascena 401(k) Savings Plan received a Company matching contribution of 1% of up to $285,000 of total compensation deferred and Company matching contribution of 5% of compensation over $285,000 deferred through December 31, 2019. The Company will not make any matching contributions for any NEOs in respect of January through July of Fiscal 2020.

Participants are immediately vested in deferrals of their own compensation. Company matching contributions vest in equal 25% increments after 2 years, 3 years, 4 years and 5 years of service with the Company. All Company matching contributions held and received by the participant are vested after five years of service with the Company.

The aggregate balance of each participant’s account consists of amounts that have been deferred by the participant, Company matching contributions and earnings (or losses) thereon. We do not deposit any amounts into any trust or other account for the benefit of plan participants. In accordance with tax requirements, the assets of the Executive Retirement Plan are subject to claims of our creditors. Account balances are deemed invested in accordance with investment elections designated by the participant. Investment option transfers may be made daily. There are 27 investment options available to plan participants, including fixed income funds, domestic and international equity funds, blended funds and pre-allocated lifestyle fund investments. Interest and gains or losses on each deemed investment are credited or debited to each participant’s account daily based on the actual performance of the funds in which the participant is deemed invested.

Deferred account balances are distributed to the plan participants in accordance with elections made by the participant at the time the deferral is made, subject to Section 409A of the Code. A participant may elect to receive distributions, either in a lump sum or in installments, upon his or her termination of employment with the Company, disability, death, an unforeseeable emergency or a change in control, each of the last two events within the meaning of Section 409A of the Code. A participant may elect to receive distributions while still employed by the Company if he or she elects to have in-service or education distributions, made at a date specified by the participants.

On August 27, 2020, the Debtors received authority from the Bankruptcy Court to continue to administer the Company’s nonqualified deferred compensation plan as provided by the Wages and Benefits Order.

Compensation of Directors

The total compensation of our non-employee directors earned for Fiscal 2020 is shown in the following table. We do not pay additional compensation to our NEOs for their service on our board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Katie J. Bayne	90,000	—	90,000
Gary Begeman	167,361	—	167,361
Kate Buggeln	132,500	6,240	138,740
David Jaffe(1)	45,244	6,240	51,484
Paul Keglevic	167,361	—	167,361
Kay Krill	83,764	6,240	90,004
Stacey Rauch	110,000	1,200	111,200
Carl Rubin	117,500	6,240	123,740
John L. Welborn Jr.	105,000	1,200	106,200
Linda Yaccarino	110,000	6,240	116,240

(1)
Mr. Jaffe’s fees reflect his prorated retainer in respect of his resignation from the Board on February 24, 2020. Mr. Jaffe has 16,769 outstanding options from his prior service as an employee as a result of the Total Years Test.

(2)	Reflects the aggregate grant date fair value calculation in accordance with FASB ASC Topic 718. Assumptions used in the valuation of equity based awards are discussed in “Stock Based Compensation” in Note 17 to the Consolidated Financial Statements in our Annual Report on Form 10-K for Fiscal 2019. As of the end of Fiscal 2020, each director listed in the table above (other than Ms. Bayne and Messrs. Begeman and Keglevic) held 1,200 non-qualified stock options, which number reflects the Reverse Stock Split.

For Fiscal 2020, in addition to making the non-qualified stock option grants referenced in the table above, we paid our non-employee directors cash retainers, as follows:

Name	Fee ($)
Annual Board Member Retainer for Messrs. Begeman and Keglevic	250,000
Annual Board Member Cash Retainer to Members (other than Messrs. Begeman and Keglevic)	80,000
Annual fees to each committee member (excluding committee chairs):
Audit Committee	15,000
Compensation Committee	12,500
Leadership and Corporate Governance Committee	10,000
Annual fees to each committee chairs and the lead independent director:
Audit Committee Chair	25,000
Compensation Committee Chair	20,000
Leadership and Corporate Governance Committee Chair	15,000
Lead Independent Director	30,000

Item 12.	Security Ownership of Certain Beneficial Owners, Directors and Management
The following table presents information concerning the beneficial ownership of our common stock as of December 8, 2020 (unless otherwise noted) by each of our directors, each of our named executive officers, all of our directors and current executive officers as a group, and each person who is known by us to beneficially own more than 5% of our common stock.

Unless otherwise indicated, beneficial ownership is direct, the person indicated has sole voting and investment power, and the address of each beneficial owner listed below is c/o Ascena Retail Group, Inc., 933 MacArthur Boulevard, Mahwah, New Jersey 07430.

Name of Beneficial Owner(1)	Number of Shares (2)	Percentage(3)
Gary Muto (4)	96,844	*
Gary D. Begeman	-	*
Kate Buggeln (5)	12,615	*
Paul Keglevic	-	*
Kay Krill (6)	9,316	*
Stacey Rauch (7)	5,297	*
Carl Rubin (8)	5,074	*
Carrie W. Teffner (9)	1,206	*
John L. Welborn, Jr. (10)	2,303	*
Linda Yaccarino (11)	4,299	*
Dan Lamadrid (12)	6,923	*
Justin MacFarlane	-	*
All current Directors and Executive Officers as a group (15 persons) (13)	159,298	1.57%
Other Beneficial Owners:
Stadium Capital Management (14)	961,556.6	9.53%
Charles Schwab Investment Management, Inc. (15)	794,766	7.88%
Sapience Investments, LLC (16)	728,369	7.22%
Dimensional Fund Advisors LP (17)	695,694	6.89%
BlackRock, Inc. (18)	640,006	6.23%
* Less than 1% of the outstanding shares.

(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not deemed outstanding for purposes of computing the percentage of any other person.
(2)	Reflects Company’s twenty-for-one reverse stock split effective as of December 18, 2019.
(3)	Based upon 10,090,162 shares of common stock outstanding as of December 8, 2020.
(4)	Consists of 45,392 shares owned directly by Mr. Muto, which includes 2,371 shares owned jointly by Mr. Muto and his spouse, and 51,452 shares covered by options exercisable within 60 days of December 8, 2020.
(5)	Consists of 5,349 shares owned directly by Ms. Buggeln, and 7,266 shares covered by options exercisable within 60 days of December 8, 2020.
(6)	Consists of 8,716 shares owned directly by Ms. Krill, and 600 shares covered by options exercisable within 60 days of December 8, 2020.
(7)	Consists of 4,697 shares owned directly by Ms. Rauch, and 600 shares covered by options exercisable within 60 days of December 8, 2020.
(8)	Consists of 4,474 shares owned directly by Mr. Rubin, and 600 shares covered by options exercisable within 60 days of December 8, 2020.
(9)	Consists of 1,206 shares owned directly by Ms. Teffner.

(10)	Consists of 1,703 shares owned directly by Mr. Welborn, and 600 shares covered by options exercisable within 60 days of December 8, 2020.
(11)	Consists of 3,699 shares owned directly by Ms. Yaccarino, and 600 shares covered by options exercisable within 60 days of December 8, 2020.
(12)	Consists of 880 shares owned directly by Mr. Lamadrid, and 6,043 shares covered by options exercisable within 60 days of December 8, 2020.
(1)	Reflects the information above, as well as information regarding our unnamed Executive Officers, and includes 80,234 shares covered by options exercisable by our Directors and Executive Officers within 60 days of December 8, 2020.
(14)	Based solely on information set forth in Schedule 13D/A filed with the SEC on May 17, 2018 by Stadium Capital Management, LLC, Stadium Capital Management GP, L.P., Alexander M. Seaver, Bradley R. Kent and Stadium Capital Partners, L.P. (collectively, the “Stadium Reporting Persons”) which indicated that the Stadium Reporting Persons have shared voting and dispositive power over 961,558 shares (after giving effect of the Company’s 20-for-1 reverse stock split). The principal office of the Stadium Reporting Persons is 199 Elm Street, New Canaan, CT 06840-5321.
(15)	Based solely on information set forth in Schedule 13G filed with the SEC on February 6, 2020 by Charles Schwab Investment Management Inc. which indicated Charles Schwab Investment Management Inc. has sole and dispositive voting power over 794,766 shares. The principal office of Charles Schwab Investment Management Inc. is 211 Main Street, San Francisco, CA 94105.
(16)	Based solely on information set forth in Schedule 13G filed with the SEC on February 14, 2020 by Sapience Investments, LLC which indicated Sapience Investments, LLC has sole and dispositive voting power over 728,369 shares. The principal office of Charles Schwab Investment Management Inc. is 520 Newport Center Drive, Suite 650, Newport Beach, CA 92660.
(17)	Based solely on information set forth in Schedule 13G/A filed with the SEC on February 12, 2020 by Dimensional Fund Advisors LP which indicated that Dimensional Fund Advisors LP has sole voting power over 660,557 shares and sole dispositive power over 695,694 shares. The principal office of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, TX 78746.
(18)	Based solely on information set forth in Schedule 13G filed with the SEC on October 4, 2020 by BlackRock, Inc. which indicated that BlackRock, Inc. has sole voting power over 599,798 shares and sole dispositive power over 640,006 shares. The principal office of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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

Interest of Management and Others in Certain Transactions; Related Party Transactions

In October 2019, the Board adopted an updated written policy for the review and approval or ratification of any transaction with a related party, which applies to related party transactions after the adoption date of the policy. Under this policy, related parties include our directors and executive officers and beneficial owners who are known to control over five percent of our common stock, as well as the immediate family members of any of the foregoing. The policy generally defines a related party transaction as one or a series of similar transactions, arrangements or relationships in which: (i) the Company was, is or will be a participant; (ii) a related person has a direct or indirect material interest; and (iii) the amount involved exceeds or is expected to exceed $120,000 (determined without regard to the amount of profit or loss involved in the transaction). The policy does not cover arrangements available on the same basis to all employees generally or employment or compensation arrangements for our executive officers or director compensation arrangements.

Under the policy, a related party transaction requires the approval or ratification of the Audit Committee or the Chair of the Audit Committee in those situations in which the legal department, in consultation with the General Counsel, CEO or the CFO, determines that it is not practicable or desirable for us to wait until the next Audit Committee meeting for review. Prior to approving or ratifying any transaction, the Audit Committee or the Chair of the Audit Committee will consider the material facts of the transaction, including the related person’s relationship to us and their interest in the transaction, and will determine whether the transaction is entered into in good faith and on fair and reasonable terms to us. Under the policy, ongoing related party transactions need not be re-approved unless any of the terms of such transaction are modified. No person may participate in the review of a transaction in which such person, or any of his or her immediate family members, may have a direct or indirect material interest.

During Fiscal 2020 and Fiscal 2019, no transactions were reviewed by the Audit Committee since there were no new related party transactions, or any modifications to existing related party transactions.

The Company (through its former dressbarn brand) leased two of its store locations in Danbury, Connecticut and Norwalk, Connecticut, from Nordan, LLC, a Connecticut limited liability company and wholly-owned subsidiary of Rosell III, LLC, a Delaware limited liability company, of which various trusts in the names of the grandchildren of Elliot S. Jaffe maintain a 100% ownership interest. David Jaffe, a former director, former Chairman and CEO, and Richard Jaffe are trustees of those trusts and managers of Rosell III, LLC. In connection with the previously announced wind down of the Company’s dressbarn brand, the leases for Danbury and Norwalk store locations were terminated as of December 31, 2019. During Fiscal 2019 and Fiscal 2020, the total rent and related expenses paid for both locations were $575,994 and $190,750 (through lease termination date of December 31, 2019), respectively.

Director Independence
We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, based on the independence standards established by Nasdaq, the Board has determined that each of the following members of the Board are independent: Gary Begeman, Kate Buggeln, Paul Keglevic, Kay Krill, Carl Rubin, Stacey Rauch, John L. Welborn, Jr., and Linda Yaccarino.

In addition, the Board has determined that all members of the Audit Committee are “independent” under the listing standards of The Nasdaq Stock Market applicable to audit committee members and all members of the Compensation Committee are “independent” under the listing standards of The Nasdaq Stock Market applicable to compensation committee members.

Item 14.	Principal Accountant Fees and Services

Fees Paid To Our Independent Registered Public Accounting Firm/Relationship With Our Independent Registered Public Accounting Firm

The following table shows the fees billed by Deloitte & Touche LLP for the past two fiscal years for audit and other related fees:

	Fiscal 2020 ($)	Fiscal 2019 ($)
Audit Fees(1)	3,659,294	3,920,000
Audit-Related Fees(2)	142,176	247,444
Tax Fees(3)	1,743,053	290,110
All Other Fees(4)	888,917	722,222
Total Fees	6,433,440	5,179,776

(1) Fees for audit services billed in Fiscal 2020 and 2019 relate to the annual audit of the Company’s consolidated financial statements, interim reviews of the quarterly consolidated financial statements and auditing the Company’s internal controls over financial reporting, as required by Section 404 of Sarbanes-Oxley Act of 2002.
(2) Audit-related fees consist principally of services performed in connection with registration statements filed with the SEC, statutory audits, and assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements.
(3) Tax fees include fees for professional services provided related to tax compliance, including federal, state and local taxes, tax planning and advisory services.
(4) All other fees consist of permitted services other than those that meet the criteria above and include primarily consulting and advisory services provided by Deloitte Consulting, LLP.

Pre-Approval Policies and Procedures

The Audit Committee has established a policy concerning the pre-approval of the audit and non-audit services to be provided by the independent registered public accounting firm to the Company. The policy requires that all services to be performed by Deloitte & Touche, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. Specific services provided by the independent registered public accounting firm are regularly reviewed in accordance with the pre-approval policy. At subsequent Audit Committee meetings, the Audit Committee receives updates on services being provided by the independent registered public accounting firm, and management may present additional services for approval. The procedures permit limited amounts of services to be pre-approved by the Chair of the Audit Committee pursuant to authority delegated by the Audit Committee. The Chair reports any such pre-approval to the Audit Committee at its next regularly scheduled meeting.

During Fiscal 2020, the Audit Committee pre-approved all of the services provided by the auditors. The Audit Committee considered whether the provision of non-audit services is permitted under applicable laws and regulations and is compatible with maintaining the independence of Deloitte & Touche.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

3.	Exhibits
The Exhibits filed with this Amendment are as follows:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ascena Retail Group, Inc.

December 14, 2020	By:	/s/ Gary Muto
Gary Muto, Chief Executive Officer (principal executive officer)

December 14, 2020	By:	/s/ Dan Lamadrid
Dan Lamadrid, Executive Vice President and Chief Financial Officer (principal financial officer)