Form 10-Q
period 2020-10-31
Mahwah Bergen Retail Group, Inc.
filed 2021-03-03
CIK 1498301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39300

MAHWAH BERGEN RETAIL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware		30-0641353
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
933 MacArthur Boulevard
Mahwah,	New Jersey	07430
(Address of principal executive offices)		(Zip Code)

(551) 777-6700
(Registrant’s telephone number, including area code)

Ascena Retail Group, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The Registrant had 10,090,162 shares of common stock outstanding as of March 1, 2021.
1

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2020	August 1, 2020
	(millions, except share data in thousands and per share data) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$380.3	$575.1
Inventories	382.5	322.3
Prepaid expenses and other current assets	206.5	162.9
Current assets related to discontinued operations	10.4	30.9
Total current assets	979.7	1,091.2
Property and equipment, net	416.0	466.0
Operating lease right-of-use assets	341.8	377.8
Goodwill	164.6	164.6
Other intangible assets, net	134.6	134.2
Equity method investment	52.4	45.2
Other assets	52.8	54.0
Non-current assets related to discontinued operations	—	1.1
Total assets	$2,141.9	$2,334.1

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$286.0	$159.8
Accrued expenses and other current liabilities	174.1	64.4
Deferred income	108.4	109.1
Current portion of lease liabilities	0.6	0.6
Current portion of long-term debt	—	227.9
Current liabilities related to discontinued operations	38.4	75.7
Total current liabilities	607.5	637.5
Long-term debt	292.4	—
Long-term lease liabilities	0.9	0.8
Other non-current liabilities	47.3	39.2
Non-current liabilities related to discontinued operations	13.4	21.2
Liabilities subject to compromise	2,097.6	2,629.6
Total liabilities	3,059.1	3,328.3

Commitments and contingencies (Note 15)

Shareholders’ deficit:
Common stock, par value $0.01 per share; 10,090 and 10,087 shares issued and outstanding as of October 31, 2020 and August 1, 2020, respectively	0.1	0.1
Additional paid-in capital	1,107.3	1,106.9
Accumulated deficit	(2,012.9)	(2,089.2)
Accumulated other comprehensive loss	(11.7)	(12.0)
Total shareholders deficit	(917.2)	(994.2)
Total liabilities and shareholders’ deficit	$2,141.9	$2,334.1

See accompanying notes.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions, except share data in thousands and per share data) (unaudited)
Net sales	$573.0	$1,060.5
Cost of goods sold	(321.1)	(434.4)
Gross margin	251.9	626.1

Other operating expenses:
Buying, distribution and occupancy expenses	(150.9)	(214.4)
Selling, general and administrative expenses	(229.0)	(335.1)
Restructuring and other related charges	(1.3)	(3.8)
Depreciation and amortization expense	(47.2)	(66.3)
Total other operating expenses	(428.4)	(619.6)
Operating (loss) income	(176.5)	6.5
Interest expense	(8.1)	(26.4)
Interest income and other income, net	0.3	1.5
Reorganization items, net	177.4	—
Loss from continuing operations before provision for income taxes and income from equity method investment	(6.9)	(18.4)
Provision for income taxes from continuing operations	(2.9)	(2.2)
Income from equity method investment	7.2	19.0
Loss from continuing operations	(2.6)	(1.6)
Income from discontinued operations, net of taxes (a)	40.0	33.3
Gain on disposal of discontinued operations, net of taxes (b)	38.9	—
Net income	$76.3	$31.7

Net (loss) income per common share - basic:
Continuing operations	$(0.26)	$(0.16)
Discontinued operations	7.82	3.35
Total net income per basic common share	$7.56	$3.19

Net (loss) income per common share - diluted:
Continuing operations	$(0.26)	$(0.16)
Discontinued operations	7.82	3.35
Total net income per diluted common share	$7.56	$3.19

Weighted average common shares outstanding:
Basic	10,088	9,939
Diluted	10,088	9,939
_______
(a) No taxes related to discontinued operations were recorded during the three months ended October 31, 2020. Income from discontinued operations is presented net of income tax expense of $0.4 million for the three months ended November 2, 2019.
(b) Gain on disposal of discontinued operation is presented net of income tax expense of $0.1 million for the three months ended October 31, 2020.
See accompanying notes.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions) (unaudited)
Net income	$76.3	$31.7
Other comprehensive income (loss), net of tax:
Reclassification of interest rate hedge deferred loss into earnings	—	0.3
Deferred loss related to interest rate hedge	—	(0.3)
Foreign currency translation adjustment	0.3	0.2
Total other comprehensive income, net of tax	0.3	0.2
Total comprehensive income	$76.6	$31.9

See accompanying notes.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$76.3	$31.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	47.6	74.4
Deferred income tax provision (benefit)	—	(0.2)
Stock-based compensation expense	0.3	1.6
Impairment of tangible assets	10.2	0.7
Income from equity method investment	(7.2)	(19.0)
Non-cash interest expense	2.7	2.6
Non-cash right-of-use/lease liability amortization and terminations	(167.4)	—
Gain on sale of other intangible assets	(38.9)	(5.0)
Other non-cash income, net	0.5	(6.6)
Changes in operating assets and liabilities:
Inventories	(49.6)	(124.9)
Accounts payable, accrued liabilities and income tax liabilities	96.3	26.7
Deferred income	(4.1)	1.0
Operating lease right-of-use assets and lease liabilities	(69.0)	(11.4)
Other balance sheet changes, net	(34.7)	(13.3)
Cash flows used in operating activities	(137.0)	(41.7)
Cash flows from investing activities:
Capital expenditures	(2.9)	(29.2)
Proceeds from the sale of intangible assets	40.8	5.0
Cash flows provided by (used in) investing activities	37.9	(24.2)
Cash flows from financing activities:
Proceeds from new term loan	312.3	—
Payments of term loan	(162.3)	—
Repayments of revolver borrowings	(230.0)	—
Payment of deferred financing costs	(20.6)	—
Cash flows used in financing activities	(100.6)	—
Net decrease in cash, cash equivalents and restricted cash	(199.7)	(65.9)
Cash, cash equivalents and restricted cash at beginning of period	581.6	329.2
Cash, cash equivalents and restricted cash at end of period	$381.9	$263.3

See accompanying notes.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficit)
Fiscal 2021	Shares	Amount
	(millions, except share data in thousands)
	(unaudited)
Balance, August 1, 2020	10,087	$0.1	$1,106.9	$(2,089.2)	$(12.0)	$(994.2)
Net income	—	—	—	76.3	—	76.3
Total other comprehensive income	—	—	—	—	0.3	0.3
Shares issued and equity grants made pursuant to stock-based compensation plans	3	—	0.4	—	—	0.4
Balance, October 31, 2020	10,090	$0.1	$1,107.3	$(2,012.9)	$(11.7)	$(917.2)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Fiscal 2020	Shares	Amount
	(millions, except share data in thousands)
	(unaudited)
Balance, August 3, 2019	9,925	$0.1	$1,102.5	$(935.9)	$(15.7)	$151.0
Net income	—	—	—	31.7	—	31.7
Total other comprehensive income	—	—	—	—	0.2	0.2
Shares issued and equity grants made pursuant to stock-based compensation plans	47	—	1.6	—	—	1.6
Cumulative effect of change in accounting upon adoption of ASC Topic 842	—	—	—	(11.5)	—	(11.5)
Balance, November 2, 2019	9,972	$0.1	$1,104.1	$(915.7)	$(15.5)	$173.0

See accompanying notes.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

On July 23, 2020, Mahwah Bergen Retail Group, Inc. (f/k/a Ascena Retail Group, Inc.), a Delaware corporation (the “Company”), and certain of its subsidiaries commenced the Chapter 11 Cases, which are described in Note 2. As part of the Chapter 11 Cases, the Company has divested the Catherines’ e-commerce business, Justice’s intellectual property and other assets and certain assets and liabilities relating to the Company’s Ann Taylor, LOFT and Lane Bryant brands. In addition, the Company has closed all of its Catherines’ and Justice brick and mortar locations. These transactions, some of which occurred subsequent to the first quarter of Fiscal 2021, are collectively referred to as the “Chapter 11 Sales and Closures.” As a result of the Chapter 11 Sales and Closures, the Company has no remaining revenue-producing operations and its sole operations consist of expenses associated with the completion of the Chapter 11 Cases and the winding down the Company’s operations after the end of the Chapter 11 Cases.

Prior to the consummation of the Chapter 11 Sales and Closures, the Company was a national specialty retailer of apparel for women and tween girls, and its continuing operations consisted of its direct channel operations and approximately 2,300 stores throughout the United States, Canada and Puerto Rico as of August 1, 2020. The Company had annual revenues for the fiscal year ended August 1, 2020 of approximately $3.5 billion. The Company and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

Prior to the consummation of the Chapter 11 Sales and Closures, the Company operated its business in three reportable segments: Premium Fashion, Plus Fashion, and Kids Fashion. All of our segments sold fashion merchandise to the women's and girls' apparel market across a wide range of ages, sizes and demographics. Our segments consisted of specialty retail, outlet and direct channel.

Our Premium Fashion segment consisted of our Ann Taylor and LOFT brands; our Plus Fashion segment consisted of our Lane Bryant brand; and our Kids Fashion segment consisted of our Justice brand. As further discussed in Note 3, the Company completed the wind down of Dressbarn in the second quarter of Fiscal 2020, which concluded the reporting of the Value Fashion segment.

For a more detailed description of each brand’s products and markets in which they served, see Part I, Item 1 “Business” in our Annual Report on Form 10-K for the fiscal year ended August 1, 2020 (the “Fiscal 2020 10-K”). The Company’s brands had the following store counts as of October 31, 2020:

Ann Taylor	LOFT	Lane Bryant	Justice	Total
239	589	480	108	1,416

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

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

While operating as a debtor-in-possession pursuant to the Bankruptcy Code, we may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, a Chapter 11 plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in our condensed consolidated balance sheet as of October 31, 2020. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases, which are subject to a high degree of uncertainty and are dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Company will consummate a plan of reorganization with respect to the Chapter 11 Cases. The Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

2. Voluntary Reorganization Under Chapter 11

Filing Under Chapter 11 of the United States Bankruptcy Code

Chapter 11 Cases and Effect of Automatic Stay

On July 23, 2020 (the “Petition Date”), the Company and certain of the Company’s direct and indirect subsidiaries (collectively with the Company, the “Debtors”) commenced the Chapter 11 Cases, which are being jointly administered under the caption In re Ascena Retail Group, Inc., et al., Case No. 20-33113. On February 25, 2021, the Bankruptcy Court entered an order confirming the Amended Joint Chapter 11 Plan (Technical Modifications) of Mahwah Bergen Retail Group, Inc. (f/k/a Ascena Retail Group, Inc.) and Its Debtor Affiliates (the “Plan of Reorganization”). The effective date of the Plan of Reorganization (the “Effective Date”) will occur as soon as all conditions precedent to the Plan of Reorganization have been satisfied. The Effective Date is currently expected to occur in March 2021; however, the Company can make no assurances as to when, or ultimately if, the Plan of Reorganization will become effective. It is also possible that amendments could be made to the Plan of Reorganization prior to the Effective Date in accordance with the Plan of Reorganization and applicable law. On the Effective Date, among other things, cash distributions will be made to those stakeholders entitled to such distributions under the Plan of Reorganization, all existing common equity in the Company will be cancelled, released and extinguished without any distribution, and certain releases of direct and derivative claims and causes of action will become effective as set forth in the Plan of Reorganization.

For the remainder of the Chapter 11 Cases until the Effective Date, the Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

The commencement of the Chapter 11 Cases on the Petition Date constituted an event of default that accelerated the Debtors’ obligations under the Term Loan and Amended Revolving Credit Agreement (the “Debt Instruments”), each of which provide that as a result of the Chapter 11 Cases, the principal then outstanding, together with accrued interest thereon and all fees and other obligations accrued thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Term Loan or the Amended Revolving Credit Agreement are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect thereof are subject to the applicable provisions of the Bankruptcy Code. As a result, the Company’s obligations under the Term loan have been classified as Liabilities subject to compromise in the condensed consolidated balance sheet as of October 31, 2020 and August 1, 2020.

Restructuring Support Agreement

The Debtors filed the Chapter 11 Cases to implement the terms of a Restructuring Support Agreement, dated July 23, 2020 (together with all exhibits and schedules thereto, the “RSA”), which was entered into prior to the commencement of the Chapter 11 Cases by the Company and certain of its subsidiaries (each, a “Company Party” and collectively, the “Company Parties”) and members of an ad hoc group of lenders (the “Consenting Stakeholders”) under the Term Loan. The RSA was supported by Consenting Stakeholders holding approximately 68% of the Term Loan as of the Petition Date.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The RSA originally contemplated a restructuring process, to be implemented through voluntary cases under chapter 11 of the Bankruptcy Code, that is expected to significantly reduce the Debtors’ debt. Specifically, the RSA provided:

•the substantial equitization of the Term Loan;
•a fully backstopped capital injection of $150 million in new money financing pursuant to a backstop commitment letter (together with all exhibits and schedules thereto and as amended on September 9, 2020, the “Backstop Commitment Letter”) on the terms described in more detail below;
•each Consenting Stakeholder will receive (i) its pro rata share (based on such party’s holdings of loans under the First Out Exit Term Facility (as defined in the RSA)) of 44.9% of the equity in the reorganized Company and (ii) its pro rata share (based on such party’s Backstop Percentage (as defined in the RSA)) of an amount of equity in the reorganized Company equal to $7.5 million (the “Backstop Equity Premium”), in each case subject to dilution from the Management Incentive Plan (as defined in the RSA);
•all lenders under the Term Loan will receive their pro rata share of 55.1% of the equity in the reorganized Company less the percentage of such equity distributed as the Backstop Equity Premium, subject to dilution from the Management Incentive Plan, and $88.2 million in new loans under the Last Out Exit Term Facility (as defined in the RSA);
•holders of general unsecured claims will receive their pro rata share of $500,000, provided that holders of general unsecured claims vote as a class to accept the Debtors’ Chapter 11 plan; and
•existing common equity in the Company will be canceled.

In connection with the Company’s entry into the Sycamore APA (as defined and described in Note 18), on November 26, 2020, the Company Parties and the Consenting Stakeholders entered into the Second Amended Restructuring Support Agreement (the “Amended RSA”). In addition to providing for the Consenting Stakeholders’ support of the Sycamore Transaction, the Amended RSA provides, among other things, that each Consenting Stakeholder and each lender party to the Term Loan will receive its pro rata share (based on its term loan holdings under the Term Loan) of cash pursuant to distributions in accordance with the schedule set forth in Section 6.01(p) of the Amended RSA (instead of equity in the reorganized Company as previously contemplated in the RSA). The Amended RSA does not contemplate material changes to the treatment of any other stakeholders’ claims, including holders of general unsecured claims, and in particular, the Amended RSA continues to provide that the existing common equity in the Company be canceled.

The Amended RSA may be terminated by the Consenting Stakeholders upon the occurrence of certain events set forth therein, including the Bankruptcy Court not having confirmed the Debtors’ Chapter 11 plan by February 25, 2021 (rather than the date that is 110 days after the Petition Date as was provided in the RSA) and the Plan Effective Date not having occurred by March 11, 2021 (rather than the date that is 130 days after the Petition Date as was provided in the RSA). A Company Party may also terminate the RSA upon the occurrence of certain events set forth therein, including in the event the board of directors, board of managers or such similar governing body of any Company Party determines, after consulting with counsel, (i) that proceeding with any of the transactions described therein would be inconsistent with the exercise of its fiduciary duties or applicable law or (ii) in the exercise of its fiduciary duties, to pursue an Alternative Restructuring Proposal. Capitalized terms used but not otherwise defined in this paragraph have the meanings given to them in the Amended RSA. As described above, the Bankruptcy Court confirmed the Plan of Reorganization on February 25, 2021.

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

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Facility, the “DIP Facilities”), pursuant to which the commitments and loans of the lenders party to the Amended Revolving Credit Agreement would convert into the DIP ABL Facility.

In connection with the Chapter 11 Cases, the Debtors filed a motion for approval of the DIP Facilities, Docket No. 18, and on September 10, 2020, the Bankruptcy Court approved such motion and entered an order approving the DIP Facilities and use of cash collateral on a final basis, Docket No. 587 (collectively, the “DIP Order”). Upon consummation of the Sycamore Transaction, all obligations outstanding under the DIP Facilities were repaid in full.

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

In connection with the consummation of the Sycamore Transaction, on December 23, 2020, the obligations under the DIP Term Credit Agreements were repaid in full, and such credit agreements were terminated.

The DIP Term Borrowers’ obligations under the DIP Credit Agreement were secured by substantially all of the real and personal property of the DIP Term Borrowers and each subsidiary of the Company that are guarantors (collectively, the “DIP Term Loan Parties”), subject to certain exceptions.

The DIP Term Facility, which is governed by the DIP Term Credit Agreement, consisted of (i) $150.0 million in new money term loans (the “New Money DIP Loans”) and (ii) $162.3 million of certain prepetition term loan obligations that have been rolled into the DIP Term Facility. The proceeds of the New Money DIP Loans were permitted to be used, among other things, to pay certain costs, fees and expenses related to the Chapter 11 Cases and to prepay or repay up to $50.0 million of borrowings under the ABL Credit Agreement, in all cases, subject to the terms of the DIP Term Credit Agreement.

Loans under the DIP Term Facility bore interest at a rate per annum equal to (i) in the case of a base rate loan, the base rate (which is subject to a floor of 2.00%) plus 10.75% or (ii) in the case of a Eurodollar rate loan, the adjusted London interbank offering rate (which is subject to a floor of 1.00%) plus 11.75%. Upon the occurrence and during the continuance of an event of default under the DIP Term Facility, the Company would be subject to a default rate of interest equal to 2.00% above the rate otherwise applicable.

The DIP Term Credit Agreement included customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the DIP Term Borrowers’ and their restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP Term Credit Agreement also included representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events were also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code, and certain other events related to the impairment of the DIP Term Lenders’ rights or liens granted under the DIP Term Credit Agreement.

DIP ABL Credit Agreement

In accordance with the DIP Order, on September 16, 2020, the Company and certain of its subsidiaries, as borrowers (collectively, the “DIP ABL Borrowing Parties”), and certain other subsidiaries of the Company, as guarantors (together with the DIP ABL Borrowing Parties, the “DIP ABL Loan Parties”), entered into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP ABL Credit Agreement”) with the DIP ABL Lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provided the Company with a superpriority senior secured debtor-in-possession asset based revolving credit facility of up to $400 million in the aggregate with a $200 million letter of credit sublimit. Capitalized terms used but not otherwise defined in this “DIP ABL Credit Agreement” section of this Note 2 have the meanings given to them in the DIP ABL Credit Agreement.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the consummation of the Sycamore Transaction, on December 23, 2020, the obligation under the DIP ABL Credit Agreement was repaid in full (but with respect to any outstanding letters of credit, such letters of credit were cash collateralized, backstopped, replaced, continued under new credit facilities or otherwise accommodated for), and the DIP ABL Credit Agreement was terminated.

The obligations under the DIP ABL Credit Agreement were secured by substantially all of the real and personal property of the DIP ABL Loan Parties, subject to certain exceptions.

The proceeds of the DIP ABL Facility were permitted to be used to pay certain costs, fees and expenses related to the Chapter 11 Cases, to repay certain prepetition indebtedness and for working capital, among other things, in all cases subject to the terms of the DIP ABL Credit Agreement.

Loans under the DIP ABL Facility bore interest at a rate per annum equal to (i) in the case of a base rate loan, the base rate plus 1.50% or (ii) in the case of a Eurodollar rate loan, the adjusted London interbank offering rate (which is subject to a floor of 0.75%) plus 2.50%. If any principal of or interest on any loan or any fee or other amount payable under the DIP ABL Facility was not paid when due, such overdue amount would be subject to a default rate of interest equal to 2.00% above the rate otherwise applicable.

The DIP ABL Credit Agreement included customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the DIP ABL Borrowing Parties’ and their restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP ABL Credit Agreement also included representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events were also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code, and certain other events related to the impairment of the DIP ABL Lenders’ rights or liens granted under the DIP ABL Credit Agreement.

Nasdaq Delisting

On July 24, 2020, the Company received a letter from the Listing Qualifications Department staff of Nasdaq notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, at the opening of business on August 4, 2020, trading of the Company’s common stock was suspended from Nasdaq and the Company’s common stock began trading on the OTC Pink Marketplace under the symbol “ASNAQ.” On August 11, 2020, Nasdaq filed a Form 25 with the Securities and Exchange Commission (the "SEC") to delist the Company’s common stock from Nasdaq. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), became effective 90 days after filing of the Form 25. The common stock remains registered under Section 12(g) of the Exchange Act.

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

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of Liabilities subject to compromise are presented below:

	October 31, 2020	August 1, 2020
Liabilities subject to compromise:	(millions)
Accounts payable	$375.6	$395.3
Accrued expenses and other current liabilities	13.8	114.8
Current portion of long-term debt (a)	1,090.2	1,252.6
Current portion of lease liabilities	92.7	146.4
Lease-related liabilities	419.7	614.5
Other non-current liabilities	105.6	106.0
Liabilities subject to compromise	$2,097.6	$2,629.6
____________
(a) See Note 11 for more details of the prepetition debt reported as Liabilities subject to compromise.

Interest Expense

The Company has ceased recording interest on the Term Loan, which is classified as Liabilities subject to compromise as of the Petition Date. The contractual interest expense on Liabilities subject to compromise not accrued or recorded in the condensed consolidated statements of operations was approximately $18.3 million for the three months ended October 31, 2020.

Reorganization Items, Net

The Company has incurred, and will continue to incur, significant costs associated with the Chapter 11 Cases. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company's results. Reorganization items, net of $177.4 million represent the post-petition costs directly associated with the Chapter 11 Cases for the three months ended October 31, 2020. The following table summarizes the components of the Reorganization items in the accompanying consolidated statement of operations:

Three Months Ended
October 31, 2020
(millions)
Non-cash terminations of lease liabilities	$196.1
Professional fees	(17.2)
Write-off of deferred financing fees	(1.9)
Other	0.4
Total reorganization items, net	$177.4

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

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED BALANCE SHEET

	October 31, 2020	August 1, 2020
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$368.2	$548.2
Inventories	384.8	326.7
Prepaid expenses, and other current assets	185.3	143.2
Current assets related to discontinued operations	10.4	30.9
Total current assets	948.7	1,049.0
Property and equipment, net	404.1	453.8
Operating lease right-of-use assets	340.5	376.4
Goodwill	164.6	164.6
Other intangible assets, net	20.2	20.2
Equity method investment	52.4	45.2
Other assets	50.5	52.0
Non-current assets related to discontinued operations	—	1.1
Investment in non-debtor subsidiaries	177.3	177.3
Total assets	$2,158.3	$2,339.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$260.9	$125.7
Accrued expenses and other current liabilities	170.2	57.9
Deferred income	108.4	111.7
Current portion of long-term debt	—	227.9
Current liabilities related to discontinued operations	38.4	75.7
Total current liabilities	577.9	598.9
Long-term debt	292.4	—
Other non-current liabilities	26.7	28.7
Non-current liabilities related to discontinued operations	13.4	21.2
Amounts due to non-debtor subsidiaries	105.3	99.9
Liabilities subject to compromise	2,097.6	2,629.6
Total liabilities	3,113.3	3,378.3
Total shareholders' deficit	(955.0)	(1,038.7)
Total liabilities and shareholders' deficit	$2,158.3	$2,339.6

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED STATEMENT OF OPERATIONS

Three Months Ended
October 31, 2020
(millions)
Net sales	$572.9
Cost of goods sold	(321.1)
Gross margin	251.8
Other operating expenses:
Buying, distribution and occupancy expenses	(150.8)
Selling, general and administrative expenses	(225.6)
Restructuring and other related charges	(1.0)
Depreciation and amortization expenses	(46.9)
Equity in losses of non-debtor subsidiaries	(4.1)
Total other operating expenses	(428.4)
Operating loss	(176.6)

Interest expense	(8.1)
Interest and other income, net	0.4
Reorganization items, net	177.4
Loss from continuing operations before provision for income taxes and income from equity method investment	(6.9)
Provision for income taxes from continuing operations	(2.9)
Income from equity method investment	7.2
Loss from continuing operations	(2.6)
Income from discontinued operations, net of taxes	40.0
Gain on disposal of discontinued operations, net of taxes	38.9
Net income	$76.3

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended
October 31, 2020
(millions)
Cash flows provided by operating activities	$(122.2)
Cash flows from investing activities:
Capital expenditures	(2.9)
Proceeds from the sale of intangible assets	40.8
Cash flows used in investing activities	37.9
Cash flows from financing activities:
New term loan	312.3
Redemptions and repayments of term loan	(162.3)
Repayments of revolver borrowings	(230.0)
Payments of deferred financing fees	(20.6)
Cash flows provided by financing activities	(100.6)
Increase in cash and cash equivalents	(184.9)
Cash and cash equivalents, beginning of period	554.7
Cash and cash equivalents, end of period (a)	$369.8
____________
(a) Difference of $1.6 million to the Cash and cash equivalents balance on the debtor-in-possession balance sheet above represents restricted cash included in other assets and cash included in discontinued operations.

3. Basis of Presentation

Basis of Consolidation

These unaudited interim condensed consolidated financial statements present all the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Period

Fiscal 2021 will end on July 31, 2021 and will be a 52-week period. Fiscal year 2020 ended on August 1, 2020 and was a 52-week period. The three months ended October 31, 2020 and November 2, 2019 were 13-week periods, respectively.

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

The consolidated balance sheet data as of August 1, 2020 is derived from the audited consolidated financial statements included in the Company’s Fiscal 2020 10-K, which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2020 10-K for a complete set of financial statements.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations

Sale of Catherines Intellectual Property

In September 2020, following a comprehensive sales process and auction conducted under Section 363 of the U.S. Bankruptcy Code, the Company announced the sale of Catherines’ intellectual property assets for a base sale price of $40.8 million, subject to adjustment. The transaction closed on October 13, 2020. At closing, the parties entered into a 30-day Transition Services Agreement (the “TSA”) in order to provide for a transition of the e-commerce business. Amounts received under the TSA were not material. Subsequent to the sale, the Company returned $1.1 million based on the final inventory amount and other adjustments. Any further sale price adjustments are not expected to be material.

In addition, all Catherines store locations were closed by the end of the first quarter of Fiscal 2021 and its operations ceased. As a result, the Company's Catherines business has been classified as a component of discontinued operations within the condensed consolidated financial statements for all periods presented. In connection with the Catherines wind down, we have incurred cumulative costs of approximately $21.5 million, primarily reflecting non-cash lease termination write-offs. Of that total, approximately $1.7 million was incurred during the first quarter of Fiscal 2021. All of those amounts are included in discontinued operations.

The following table summarizes the results of Catherines which are classified as discontinued operations:

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions)
Net sales	$31.7	$59.1
Depreciation and amortization expense	(0.4)	(0.9)
Operating income	12.3	8.1
Reorganization items, net	19.9	—
Gain on disposal of discontinued operations, net of tax	38.9	—
Pretax income from discontinued operations	71.1	8.1
Income from discontinued operations, net of tax	$71.1	$7.7

The major components of Catherines assets and liabilities related to discontinued operations are summarized below:

	October 31, 2020	August 1, 2020
	(millions)
Cash and cash equivalents	$0.4	$5.3
Inventories	—	15.9
Prepaid expenses and other current assets	6.7	6.2
Property and equipment, net	—	0.3
Operating lease right-of-use assets	—	0.6
Other assets	—	0.2
Total assets related to discontinued operations	$7.1	$28.5

Accounts payable and other current liabilities	$6.4	$14.7
Liabilities subject to compromise	20.9	49.8
Other liabilities	5.0	3.0
Total liabilities related to discontinued operations	$32.3	$67.5

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dressbarn Wind Down

In May 2019, the Company announced the wind down of its Dressbarn brand, which was completed in the second quarter of Fiscal 2020. All Dressbarn store locations were closed as of December 31, 2019. Activities during the first quarter of Fiscal 2020 include additional employee related accruals, the closure of stores and the negotiation of lease terminations, as well as the Company sold the direct channel rights to Dressbarn intellectual property to a third-party for approximately $5 million, which was treated as a reduction of the wind down costs. In connection with the Dressbarn wind down, we have incurred cumulative costs of approximately $50 million. Of these costs, approximately $8 million of income was reflected during the three months ending October 31, 2020 as non-cash lease-related accruals for terminated store leases, which were reversed due to the bankruptcy proceedings . Approximately $1 million was incurred during the three months ending November 2, 2019.

The following table summarizes the results of Dressbarn reclassified as discontinued operations:

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions)
Net sales	$—	$177.5
Depreciation and amortization expense	—	(7.2)
Operating (loss) income	(0.7)	25.6
Reorganization items, net	8.5	—
Pretax (loss) income from discontinued operations	7.8	25.6
(Loss) income from discontinued operations, net of tax	$7.8	$25.6

The major components of Dressbarn assets and liabilities related to discontinued operations are summarized below:

	October 31, 2020	August 1, 2020
	(millions)
Prepaid expenses and other current assets	$3.3	$3.5

Total assets related to discontinued operations	$3.3	$3.5

Accounts payable and other current liabilities	$14.0	$5.5
Liabilities subject to compromise	1.6	19.9
Other liabilities	3.9	4.0
Total liabilities related to discontinued operations	$19.5	$29.4

Cash Flow Information Related to Discontinued Operations

The major components of cash flows related to discontinued operations are summarized below:

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions)
Cash provided by operations of discontinued operations	$17.7	$(1.1)
Cash provided by investing activities of discontinued operations	40.8	4.3

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Statements of Cash Flows Reconciliation

A reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown on the condensed consolidated statements of cash flows is shown below:

Reconciliation of cash, cash equivalents and restricted cash:	October 31, 2020	August 1, 2020	November 2, 2019	August 3, 2019
Cash and cash equivalents	$380.3	$575.1	$255.0	$322.9
Restricted cash included in other current assets	1.2	1.2	1.2	1.2
Cash included in discontinued operations	0.4	5.3	7.1	5.1
Total cash, cash equivalents and restricted cash	$381.9	$581.6	$263.3	$329.2

4. Recently Issued Accounting Standards

Recently issued standards

Intangible Assets

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods. Early adoption is permitted for annual or interim periods. The Company adopted the standard prospectively at the beginning of Fiscal 2021.

This ASU requires that implementation costs incurred in a hosting arrangement that is a service contract be assessed in accordance with the existing guidance in Subtopic 350-40, “Internal-Use Software.” Accordingly, costs incurred during the preliminary project stage must be expensed as incurred, while costs incurred during the application development stage must be capitalized. Capitalized implementation costs associated with a hosting arrangement that is a service contract must be expensed over the term of the hosting arrangement. Additionally, the new guidance requires that the expense of these capitalized costs be presented in the same line item in the statement of income as the fees associated with the hosting element of the arrangement. The adoption of the new standard in Fiscal 2021 did not have a significant impact on the Company’s condensed consolidated financial statements.

5. Leases

As of October 31, 2020, the Company had leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

A summary of the Company’s operating lease costs from continuing operations is as follows:

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions)
Single lease costs (a)	$59.1	$90.4
Variable lease costs (b)	30.4	51.4
Total lease expenses	89.5	141.8
Less rental income (c)	(1.0)	(1.0)
Total net rental expense (d)	$88.5	$140.8
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

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(d) Total occupancy costs included in discontinued operations related to Catherines and Dressbarn were $0.7 million for the three months ended October 31, 2020 and $32.9 million for the three months ended November 2, 2019.

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

	October 31, 2020	November 2, 2019
Weighted-average remaining lease term (years)	5.8	5.5
Weighted-average discount rate	24.9%	25.9%

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of October 31, 2020:

Fiscal Years	Minimum Operating Lease Payments (a) (b)
(millions)
2021 (excluding the three months ended October 31, 2020)	$161.9
2022	201.0
2023	151.2
2024	108.1
2025	79.2
Thereafter	333.6
Total undiscounted operating lease liabilities	1,035.0
Less imputed interest	(521.1)
Present value of operating lease liabilities	513.9
Less current portion of lease liabilities	(0.6)
Less long-term lease liabilities	(0.9)
Total lease liabilities, included in Liabilities subject to compromise (c)	$512.4
(a) Net of sublease income, which is not expected to be significant in any period.
(b) Although such amounts are generally non-cancelable, certain leases are cancelable if specified sales levels are not achieved or co-tenancy requirements are not being satisfied. All future minimum rentals under such leases have been included in the above table.
(c) As of October 31, 2020, the current portion of operating leases liabilities and the long-term lease liabilities balances were classified to Liabilities subject to compromise, which is further discussed in Note 2.

As of October 31, 2020, the Company had no minimum commitments related to additional operating lease contracts that have not yet commenced. The Company had minimum commitments related to additional operating lease contracts that have not yet commenced of approximately $2.0 million as of November 2, 2019, primarily related to the Company-operated retail stores.

Supplemental disclosures related to leases are as follows:

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions)
Cash payments arising from operating lease liabilities (included in cash flows from operating activities)	$97.8	$123.7
Non-cash operating lease liabilities from obtaining right-of-use assets	—	1.1

Beginning in April 2020, we suspended rent payments under the leases for our temporarily closed retail stores. We considered the FASB’s recent guidance regarding lease modifications as a result of the effects of COVID-19 and have elected to apply the temporary practical expedient to account for negotiated changes to our leases. Despite the suspension of the rent payments, we continued to record accruals for rent payment deferrals and accounted for deferred rental payments as though no changes to the lease contract were made. We resumed paying rent after the retail stores reopened.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Revenue Recognition

Contract liabilities

The contract liabilities representing unearned revenue for our continuing operations are as follows:

	October 31, 2020	August 1, 2020	November 2, 2019	August 3, 2019
	(millions)
Deferred revenue - gift card liability	$73.1	$75.8	$71.1	$71.5
Deferred revenue - loyalty programs	14.9	18.0	18.1	17.8

For the three months ended October 31, 2020 and November 2, 2019, the Company recognized revenue of approximately $10 million and $18 million, respectively, associated with gift card redemptions and gift card breakage. Of these amounts, approximately $2 million and $2 million, respectively, were recorded within Income from discontinued operations. The reduction in income from gift cards during the three months ended October 31, 2020 compared to the prior year was due to the significant decline in store traffic reflecting the continued impact of COVID-19.

For the three months ended October 31, 2020 and November 2, 2019, the Company recognized revenue of approximately $14 million and $18 million, respectively, associated with reward redemptions and breakage related to the Company’s loyalty programs. Of these amounts, approximately $3 million and $7 million, respectively, were recorded within Income from discontinued operations.

The Company’s revenues by major product categories as a percentage of total net sales are as follows:

	Three Months Ended
	October 31, 2020	November 2, 2019
Apparel	87%	84%
Accessories	7%	11%
Other	6%	5%
Total net sales	100%	100%

7. Asset Impairments

Long-lived Asset Impairments

The charges below reduced the net carrying value of certain long-lived assets to their estimated fair value, as determined using a combination of a third-party analysis (Level 2 measurement) and discounted expected cash flows (Level 3 measurement). These impairment charges arose from the Company’s routine assessment of under-performing retail stores and are included as a component of Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for all periods. Beginning with the adoption of ASC 842 in Fiscal 2020, impairment charges could include write-downs of the right-of-use assets and/or write-downs of store-related fixed assets. Impairment charges for the three months ended October 31, 2020 substantially consist of write-downs of store-related fixed assets, which reflect significant reductions in near-term cash flows over the remaining useful life of certain of our retail stores, as well as planned store reductions.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment charges included in continuing operations by segment are as follows:

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions)
Premium Fashion	$5.3	$0.2
Plus Fashion	1.9	0.2
Kids Fashion	3.0	0.3
Total impairment charges	$10.2	$0.7

8. Restructuring and Other Related Charges

Charges recorded during the first quarter of Fiscal 2021, primarily reflect costs associated with actions taken in connection with the filing of the Chapter 11 Cases. Charges recorded during the first quarter of Fiscal 2020 primarily reflect costs incurred during a reorganization of the Company’s sourcing operation. Charges related to the Catherines and Dressbarn wind downs are included in discontinued operations.

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions)
Cash restructuring charges:
Severance and benefit costs (a)	$1.2	$3.8
Other related charges	0.1	—
Total cash charges	1.3	3.8

Total restructuring and other related charges	$1.3	$3.8
_______
(a) Severance and benefit costs reflect additional severance accruals associated with previously announced initiatives, as well as adjustments to true up estimates of previously accrued severance-related costs to reflect amounts actually paid.

A summary of activity for the three months ended October 31, 2020 in the restructuring-related liabilities, which is included within Accrued expenses and other current liabilities, is as follows:

	Severance and benefit costs	Other related charges	Total
	(millions)
Balance at August 1, 2020	$24.7	$0.4	$25.1
Additions charged to expense	1.2	0.1	1.3
Cash payments	(15.8)	(0.5)	(16.3)
Balance at October 31, 2020	$10.1	$—	$10.1

9. Inventories

Inventories substantially consist of finished goods merchandise. Inventory by segment is set forth below:

	October 31, 2020	August 1, 2020	November 2, 2019
	(millions)
Premium Fashion	$222.0	$184.6	$298.3
Plus Fashion	107.2	82.4	144.4
Kids Fashion	53.3	55.3	133.4
Total inventories	$382.5	$322.3	$576.1

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Investment and Variable Interest Entity

In Fiscal 2019, the Company acquired 49.6% of Viking Brand Upper Holdings, L.P., a Cayman Islands exempted limited partnership (“Viking”). Viking's operations substantially consist of its investment in maurices, which is a former subsidiary of the Company. The Company is accounting for its investment under the equity method of accounting.

Viking, primarily through its investment in maurices, reported income of approximately $7.2 million and $19.0 million for the three months ended October 31, 2020 and November 2, 2019, respectively, which primarily represents results from the operations of maurices. The Company recognized its share of the income in the accompanying condensed consolidated statement of operations which was determined by using the hypothetical liquidation at book value ("HLBV"). HLBV is a balance sheet approach whereby a calculation is prepared at each balance sheet date to determine the amount that the Company would receive if the underlying equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to its investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company's share of the earnings or losses from the equity investment for that period.

In connection with the sale of maurices, the Company agreed to provide transition services to maurices for varying periods of time depending on the service. Service periods ranged from 3-36 months and include services such as legal, tax, logistics, sourcing and other back office functions. For the three months ended October 31, 2020 and November 2, 2019, recognized fees from these services are approximately $17.3 million and $16.8 million, respectively, which are primarily recorded as a reduction of Buying, distribution and occupancy expenses and Selling, general and administrative expenses.

As of October 31, 2020, the Company's investment in Viking was recorded at $52.4 million and the Company had a receivable due from maurices of $39.8 million for in-transit inventory purchased on their behalf and services provided. Of the receivable balance, $12 million is classified in non-current assets. There were no amounts due to maurices as of October 31, 2020. The Company's investment balance, plus the receivable and the private label credit card revenue guarantee represent our maximum exposure to any potential loss. The private label credit card revenue guarantee is recorded at its estimated fair value as of October 31, 2020 using Level 3 measurements and is not materially different from the amount recorded as of August 1, 2020.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Debt

Debt consists of the following:

	October 31, 2020	August 1, 2020
	(millions)
Revolving credit facility	$—	$230.0
Less: unamortized debt issuance costs (a)	(6.0)	(2.1)
	(6.0)	227.9

Term loan (b)	1,421.6	1,271.6
Less: unamortized original issue discount (c)	(8.9)	(8.9)
unamortized debt issuance costs (c)	(24.1)	(10.1)
	1,388.6	1,252.6
Total debt	1,382.6	1,480.5
Less: current portion	—	(227.9)
Less: Liabilities subject to compromise (d)	(1,090.2)	(1,252.6)
Total long-term debt	$292.4	$—
_______
(a) Prior to the Chapter 11 Cases, the unamortized debt issuance costs were amortized on a straight-line basis over the life of the amended revolving credit agreement.
(b) The October 31, 2020 Term loan balance includes the $150.0 million in New Money DIP Loans related to the DIP Term Credit Agreement which is discussed in Note 2. The outstanding balance of the DIP Term Credit Agreement is $312.3 million.
(c) Prior to the Chapter 11 Cases, the original issue discount and debt issuance costs for the term loan were amortized over the life of the term loan using the interest method based on an imputed interest rate of approximately 6.3%. The October 31, 2020 unamortized debt issuance costs balance includes the debt issuance costs related to the DIP Term Credit Agreement. As of October 31, 2020, the unamortized debt issuance costs related to the DIP Term Credit Agreement were $14.0 million.
(d) See Note 2 for additional information.

Chapter 11 Cases

On July 23, 2020, the Company filed the Chapter 11 Cases, which impacted both the Company’s obligations under the Amended Revolving Credit Agreement and the Term Loan. Following the commencement of the Chapter 11 Cases, the Company is not able to make borrowings under the Amended Revolving Credit Agreement. To replace the Amended Revolving Credit Agreement, the Company entered into the DIP Facilities, which are described in more detail in Note 2. Additionally, as of August 1, 2020, the Term Loan was classified as Liabilities subject to compromise. Refer to Note 2 for additional information.

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

The revolving credit facility may be used for the issuance of letters of credit, to fund working capital requirements and capital expenditures, and for general corporate purposes. The revolving credit facility also includes a $200 million letter of credit sublimit, all of which can be used for standby letters of credit pursuant to an amendment to the revolving credit facility dated September 20, 2019, and a $30 million swingline loan sublimit. The interest rates, pricing and fees under the agreement fluctuate based on the average daily availability, as defined therein. The Amended Revolving Credit Agreement has a maturity of the earlier of (i) 5 years from the closing date (or February 2023) or (ii) 91 days prior to the maturity date of the Term Loan

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unless (a) the outstanding principal amount of the Term Loan is $150 million or less and (b) the Company maintains liquidity (which can include (1) availability under the revolving credit facility in excess of the greater of $100 million and 20% of the credit limit and (2) cash held in a controlled account of the administrative agent of the revolving credit facility), in an amount equal to the outstanding principal amount of the remaining Term Loan.  There are no mandatory reductions in aggregate revolving commitments throughout the term of the Amended Revolving Credit Agreement.  However, availability under the revolving credit facility is limited to a percentage of the amount of eligible cash, eligible inventory and eligible credit card accounts receivable as defined in the Amended Revolving Credit Agreement.

On September 16, 2020, the Company paid the outstanding $230 million under the Amended Revolving Credit Agreement, which was borrowed during the third quarter of Fiscal 2020. The Company borrowed the funds as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the current uncertainty in the global financial markets from COVID-19.

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

The Term Loan matures on August 21, 2022 and its terms require quarterly repayments of $4.5 million during the first half of Fiscal 2017 and $22.5 million thereafter, with a remaining balloon payment of approximately $1.2 billion required at maturity. During Fiscal 2018, the Company made repayments totaling $225 million of which $180.0 million was applied to future quarterly scheduled payments such that the Company is not required to make its next quarterly payment of $22.5 million until November of calendar 2020. In July 2020, the Company used the cash proceeds from the sale of its corporate campus in Mahwah, New Jersey to make a prepayment of $20.4 million. The Company is also required to make mandatory prepayments in connection with certain prepayment events, including (i) commencing with the fiscal year ending July 29, 2017 if the Company has excess cash flow, as defined in the Term Loan, for any fiscal year and the Senior Secured Leverage Ratio for such fiscal year exceeds certain predetermined limits and (ii) from Net Proceeds, as defined in the Term Loan, of asset dispositions and certain casualty events that are greater than $25 million in the aggregate in any fiscal year and not reinvested (or committed to be reinvested) within one year, in each case subject to certain conditions and exceptions. No such mandatory prepayments were due for Fiscal 2020. The Company has the right to prepay the Term Loan in any amount and at any time with no prepayment penalties.

At the time of initial borrowings and renewal periods throughout the term of the Term Loan, the Company may elect to borrow either ABR Borrowings or Eurodollar Borrowings. Eurodollar Borrowings bear interest at a variable rate using LIBOR (subject to a 75 basis points floor) plus an applicable margin of 450 basis points. ABR Borrowings bear interest at a variable rate determined using a base rate (subject to a 175 basis points floor) equal to the greatest of (i) prime rate, (ii) federal funds rate plus 50 basis points or (iii) one-month LIBOR plus 100 basis points, plus an applicable margin of 350 basis points. As of July 23, 2020, borrowings under the Term Loan consisted entirely of Eurodollar Borrowings at a rate of 5.25%. The Company entered into an interest rate swap agreement in March 2019 to mitigate some of the risk associated with the variable rate. However, the filing of the Chapter 11 Cases represented an event of default under the terms of the Company’s interest rate swap agreement. Therefore, the counterparty terminated the interest rate swap agreement in the fourth quarter of Fiscal 2020.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the third quarter of Fiscal 2020, the Company performed an additional repurchase of $42.0 million of principal amount of debt for a total purchase price of approximately $28.6 million. This additional repurchase will be settled upon emergence from bankruptcy.

12. Fair Value Measurements

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

Fair Value Measurements of Financial Instruments

As of October 31, 2020 and August 1, 2020, the Company believes that the carrying values of cash and cash equivalents approximate its fair value based on Level 1 measurements. As the Company’s revolving credit facility is variable rate, the Company believes that there is no significant difference between the fair value and the carrying value as of August 1, 2020. The fair value of the Term Loan was determined to be $664.6 million as of October 31, 2020 and $305.2 million as of August 1, 2020 based on quoted market prices from recent transactions, which are considered Level 2 inputs within the fair value hierarchy. Since recently issued, the carrying value of the DIP Term Credit Agreement approximate its fair value.

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

13. Equity

Common Stock Repurchase Program

In December 2015, the Company’s Board authorized a $200 million share repurchase program (the “2016 Stock Repurchase Program”). There were no repurchases of common stock by the Company during the three months ended October 31, 2020 and the remaining availability was approximately $181.4 million at October 31, 2020.

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

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	October 31, 2020	November 2, 2019
	(thousands)
Basic	10,088	9,939
Dilutive effect of stock options and restricted stock units (a)	—	—
Diluted shares	10,088	9,939
(a) There was no dilutive effect of stock options and restricted stock units for the three months ended October 31, 2020. The dilutive effect of stock options and restricted stock units for the three months ended November 2, 2019 was de minimis.

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

14. Stock-based Compensation

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

As of October 31, 2020, there were approximately 1.2 million shares remaining under the 2016 Omnibus Incentive Plan available for future grants. The Company issues new shares of common stock when stock option awards are exercised and restricted stock units vest.

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements on a consolidated basis is as follows:

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions)
Compensation expense	$0.3	$1.6
Income tax benefit	$—	$—

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Service-based Stock Options

There were no grants of stock options during the three months ended October 31, 2020. The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the three months ended November 2, 2019 was as follows:

Three Months Ended
November 2, 2019
Expected term (years)	5.3
Expected volatility	61.2%
Risk-free interest rate	1.6%
Expected dividend yield	—%
Weighted-average grant date fair value	$0.14

A summary of the stock option activity under the service-based plans during the three months ended October 31, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value (a)
	(thousands)		(years)	(millions)
Options outstanding – August 1, 2020	683.3	$81.05	4.6	$—
Canceled/Forfeited	(123.0)	98.88
Options outstanding – October 31, 2020	560.3	$77.15	4.4	$—

Options vested and expected to vest at October 31, 2020 (b)	556.8	$77.59	4.4	$—
Options exercisable at October 31, 2020	440.2	$95.95	4.0	$—
_______
(a)The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.
(b)The number of options expected to vest takes into consideration estimated expected forfeitures.

As of October 31, 2020, there was $0.3 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 0.8 years. There were no options exercised during the three months ended October 31, 2020 and the total intrinsic value of options exercised during the three months ended November 2, 2019 was de minimis. The total grant date fair value of options that vested during the three months ended October 31, 2020 and November 2, 2019 was approximately $2.3 million and $5.5 million, respectively.

Service-based Restricted Equity Awards

A summary of restricted equity awards activity during the three months ended October 31, 2020 is as follows:

	Service-based Restricted Equity Awards
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(thousands)
Nonvested at August 1, 2020	5.4	$183.84
Vested	(4.5)	211.58
Canceled/Forfeited	(0.8)	42.38
Nonvested at October 31, 2020	0.1	$39.80

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of October 31, 2020, there was a de minimis amount of total unrecognized compensation cost related to the service-based Restricted Equity Awards.

15. Commitments and Contingencies

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

Federal Securities Class Action

On June 7, 2019, plaintiff James Newman commenced a federal securities class action in the United States District Court for the District of New Jersey, naming the Company and certain of the Company’s current and former officers and directors as defendants. The Newman complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 related to the Company’s goodwill impairment accounting and statements regarding the success of the 2015 purchase of ANN and the overall performance and expected growth of the ANN brands. Plaintiff seeks damages on behalf of a proposed class of purchasers of Company securities between September 16, 2015 and June 8, 2017 (the proposed “Class Period”).

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

However, the Company filed a Notice of Suggestion of Bankruptcy with the Court on July 27, 2020, and on July 28, 2020, the Court issued an order staying the proceedings and administratively terminated the motion to dismiss without prejudice. The motion may be re-filed at a later date. Lead Plaintiffs’ counsel has also filed an objection to confirmation of the Plan of Reorganization in the Chapter 11 Cases objection to the release of certain claims and causes of action pursuant to the Plan of Reorganization, including certain claims related to the securities class action. The Bankruptcy Court overruled the Lead Plaintiffs’ objection and confirmed the Plan of Reorganization on February 25, 2021. On the Effective Date, certain claims related to the securities class action will be released pursuant to and as set forth in the Plan of Reorganization. Given the early state of the matter, we are unable to make a determination at this time as to the likelihood of an unfavorable outcome or to estimate the amount or range of any possible loss.

Derivative Actions

As previously reported, on August 19, 2019, William Cunningham, a shareholder of the Company, filed a derivative action purportedly on behalf of the Company, in federal court in Delaware against certain of the Company’s current and former officers and directors. The complaint alleged that the management and the board breached their fiduciary duties by failing to exercise proper oversight of the Company, including by failing to disclose issues regarding the acquisition of ANN, the true condition of the ANN brands purchased in the acquisition, and the timing of certain impairment charges to the value of ANN’s

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

goodwill. The plaintiff sought damages on behalf of the Company for the alleged breaches of fiduciary duty, reforms to the corporate governance and internal procedure to ensure compliance with governance obligations and applicable law, as well as an award to plaintiff of attorneys’ fees and costs incurred in pursuing this action. As previously disclosed, on September 19. 2019, Plaintiff voluntarily dismissed the action.

Subsequently, on June 19, 2020 Barkha Shah, a shareholder of the Company, filed a derivative action, purportedly on behalf of the Company, in federal court in Delaware against certain of the Company’s current and former officers and directors. The complaint alleges (1) breach of fiduciary duty by the management and the Board for failing to exercise proper oversight of the Company, including by failing to disclose issues regarding the acquisition of ANN, the true condition of the ANN brands purchased in the acquisition, the timing of certain impairment charges to the value of ANN’s goodwill, and by approving certain compensation terms in Mr. Jaffe’s May 1, 2019 Transition and Separation Agreement; (2) unjust enrichment against certain present and former directors for compensation received while supposedly concealing material negative information; and (3) contribution and indemnification in the event the Company is found liable for federal securities law violations.

On July 27, 2020 the Company filed a Notice of Suggestion of bankruptcy, and the case was subsequently stayed. Defendants believe they have strong defenses to these claims and will respond accordingly. Because the action is purportedly on behalf of the Company, any recovery in the action would belong to the Company. The Plan of Reorganization contemplates the release of these alleged derivative actions by the Company, which release will be effective on the Effective Date.

Other Litigation

The Company is involved in routine litigation arising in the normal course of business. While no assurances can be given as to the ultimate outcome of these matters, in the opinion of management, such litigation is not expected to have a material adverse effect on the Company’s condensed consolidated financial statements.

16. Segment Information

Prior to the consummation of the Chapter 11 Sales and Closures, the Company operated its business in three reportable segments: Premium Fashion, Plus Fashion and Kids Fashion. Each segment was reviewed by the Company’s Chief Executive Officer, who functioned as the chief operating decision maker (the “CODM”), and was responsible for reviewing the operating activities, financial results, forecasts and business plans of the segment. Accordingly, the Company’s CODM evaluated performance and allocated resources at the segment level. During the second quarter of Fiscal 2020, the company completed the Dressbarn wind down, which concluded the reporting of the Value Fashion segment. The Company reallocated all corporate overhead to the remaining operating segments. In addition, during the first quarter of Fiscal 2021, the Company completed the sale of Catherines’ intellectual property assets. The company reallocated all corporate overhead to the remaining operating segments. The financial information presented below reflects such changes for all periods presented, including the prior year financial information.

Prior to the consummation of the Chapter 11 Sales and Closures, the three reportable operating segments were as follows:
•Premium Fashion segment – consisted primarily of the specialty retail, outlet and direct channel operations of the Ann Taylor and LOFT brands.
•Plus Fashion segment – consisted of the specialty retail, outlet and direct channel operations of the Lane Bryant brand.
•Kids Fashion segment – consisted of the specialty retail, outlet, direct channel and licensing operations of the Justice brand.

The accounting policies of the Company’s reportable operating segments are consistent with those described in the Fiscal 2020 10-K. Corporate overhead expenses are allocated to the segments based upon specific usage or other reasonable allocation methods. Certain expenses, including acquisition and integration expenses, and restructuring and other related charges, have not been allocated to the segments, which is consistent with the CODM’s evaluation of the segments.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales, operating (loss) income and depreciation and amortization expense for each reportable operating segment are as follows:

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions)
Net sales:
Premium Fashion	$306.5	$585.0
Plus Fashion	170.2	220.7
Kids Fashion	96.3	254.8
Total net sales	$573.0	$1,060.5

Operating (loss) income (a):
Premium Fashion	$(155.2)	$27.0
Plus Fashion	1.8	(8.6)
Kids Fashion	(21.8)	(8.1)
Unallocated restructuring and other related charges (b)	(1.3)	(3.8)
Total operating (loss) income	$(176.5)	$6.5

Depreciation and amortization expense:
Premium Fashion	$29.6	$32.7
Plus Fashion	13.1	14.5
Kids Fashion	4.5	19.1
Total depreciation and amortization expense	$47.2	$66.3
(a) For the three months ended October 31, 2020 and November 2, 2019, respectively, the Dressbarn and Catherines businesses were classified as discontinued operations within the condensed consolidated financial statements. As a result, shared expenses of $26.5 million for the three months ended November 2, 2019, which were previously allocated to Dressbarn and Catherines have been reallocated to the remaining operating units.
(b) Restructuring and other related charges are as follows:

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions)
Cash related charges (i):
Severance and benefit costs:
Premium Fashion	$(0.9)	$(0.4)
Plus Fashion	0.2	(0.3)
Kids Fashion	2.0	(0.1)
Corporate	(0.1)	4.6
Total severance and benefit costs	1.2	3.8
Professional fees and other related charges:
Corporate	0.1	—
Total professional fees and other related charges	0.1	—
Total cash related charges	1.3	3.8
Total restructuring and other related charges	$1.3	$3.8
(i) The charges incurred under the Company’s cost reduction initiatives are more fully described in Note 8.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Additional Financial Information

	Three Months Ended
Cash Interest and Taxes:	October 31, 2020	November 2, 2019
	(millions)
Cash paid for interest	$5.7	$24.1
Cash paid (refund) for income taxes	$1.4	$(2.7)

Non-cash Transactions

Non-cash investing activities of continuing operations include accrued purchases of fixed assets in the amount of $8.9 million as of October 31, 2020 and $12.3 million as of November 2, 2019.

18. Subsequent Events

Sale of Justice

On November 23, 2020, following a comprehensive sale process and a competitive auction conducted under Section 363 of the U.S. Bankruptcy Code, the Company sold the intellectual property of its Justice brand and certain other Justice brand assets for total consideration of approximately $71 million and the assumption of certain liabilities. A wind down of all Justice locations was concluded in the second quarter of Fiscal 2021.

Sale of Ann Taylor, LOFT and Lane Bryant

On November 26, 2020, the Company, together with certain of its subsidiaries, entered into an asset purchase agreement (the “Sycamore APA”) with Premium Apparel LLC (the “Purchaser”), an affiliate of Sycamore Partners Management, L.P. Pursuant to the Sycamore APA, on December 23, 2020, the Company completed the sale of assets relating to their Ann Taylor, LOFT and Lane Bryant brands to the Purchaser (the “Sycamore Transaction”) for approximately $540.0 million, subject to certain customary purchase price adjustments as set forth in the Sycamore APA. In addition, the Purchaser assumed certain related liabilities. The Sycamore Transaction was conducted under the provisions of Section 363 of the Bankruptcy Code and was approved by the Bankruptcy Court.

Under the Sycamore APA, substantially all associates of the Company whose duties are primarily related to the Ann Taylor, LOFT and Lane Bryant brands or the corporate functions of the Sellers began employment with the Purchaser on January 1, 2021. As a result, on December 23, 2020, the Company entered into a Transition Services Agreement with the Purchaser, pursuant to which, among other things, the Purchaser has agreed to provide the Company with specified information technology, human resources, financial services, accounting, corporate, legal, asset protection, logistics and other services, which had previously been provided by the Company’s employees in the ordinary course of business, through confirmation and effectiveness of the Company’s plan of reorganization and during the course of the Company’s wind down and on the terms and for the fees set forth therein.

Confirmation of Plan of Reorganization

As a result of the Chapter 11 Sales and Closures, the Company has no remaining revenue-producing operations and its sole operations consist of expenses associated with the completion of the Chapter 11 Cases and the winding down the Company’s operations after the end of the Chapter 11 Cases. On February 25, 2021, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The effective date of the Plan of Reorganization will occur as soon as all conditions precedent to the Plan of Reorganization have been satisfied. On the effective date of the Plan of Reorganization, among other things, all existing common equity in the Company will be cancelled, released, and extinguished without any distribution and certain releases of direct and derivative claims and causes of action will become effective as set forth in the Plan of Reorganization.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

Certain statements made within this Form 10-Q may constitute “forward-looking statements” within the meaning of, and are being made pursuant to, the “safe harbor” provisions, of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are statements related to future, not past, events, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “estimate,” “forecast,” “target,” “preliminary,” or “range,” although not all forward-looking statements contain these identifying words. Forward-looking statements are based only on the current assumptions of Mahwah Bergen Retail Group, Inc. (f/k/a Ascena Retail Group, Inc.) (the “Company”) and its views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company’s control that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, risks attendant to the bankruptcy process, including the Company’s ability to obtain approval from the Bankruptcy Court (as defined below) with respect to motions or other requests made to the Bankruptcy Court during the Chapter 11 Cases (as defined below); the ability of the Company to consummate a plan of reorganization; the effects of the Chapter 11 Cases, including increased legal and other professional costs necessary to execute the Company’s reorganization, on the Company’s liquidity (including the availability of operating capital during the pendency of the Chapter 11 Cases); the length of time that the Company will operate under Chapter 11 protection; and risks associated with third-party motions in the Chapter 11 Cases. Please refer to our Annual Report on Form 10-K for the fiscal year ended August 1, 2020 (the “Fiscal 2020 10-K”) and subsequent filings with the Securities and Exchange Commission (the “SEC”). The Company does not undertake to publicly update or review its forward-looking statements even if experience or future changes make it clear that our projected results expressed or implied will not be achieved.

OVERVIEW

Our Business

On July 23, 2020, the Company and certain of its subsidiaries commenced the Chapter 11 Cases, which are described in Note 2. As part of the Chapter 11 Cases, the Company has divested the Catherines’ e-commerce business, Justice’s intellectual property and other assets and certain assets and liabilities relating to the Company’s Ann Taylor, LOFT and Lane Bryant brands. In addition, the Company has closed all of its Catherines’ brick and mortar locations and closed all of its Justice brick and mortar locations. These transactions, some of which occurred subsequent to the first quarter of Fiscal 2021, are collectively referred to as the “Chapter 11 Sales and Closures.” As a result of the Chapter 11 Sales and Closures, the Company has no remaining revenue-producing operations and its sole operations consist of expenses associated with the completion of the Chapter 11 Cases and the winding down the Company’s operations after the end of the Chapter 11 Cases.

The Company is a Delaware corporation and, prior to the consummation of the Chapter 11 Sales and Closures, the Company was a national specialty retailer of apparel for women and tween girls, with annual revenue from continuing operations of approximately $3.5 billion for Fiscal 2020. We and our subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

Recent Developments

Voluntary Reorganization Under Chapter 11

On July 23, 2020 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (“the Bankruptcy Court”). The Company’s Chapter 11 Cases are being jointly administered under the caption In re: Ascena Retail Group, Inc., et al., Case No. 20-33113. On February 25, 2021, the Bankruptcy Court entered an order confirming the Amended Joint Chapter 11 Plan (Technical Modifications) of Mahwah Bergen Retail Group, Inc. (f/k/a Ascena Retail Group, Inc.) and Its Debtor Affiliates (the “Plan of Reorganization”). The effective date of the Plan of Reorganization (the “Effective Date”) will occur as soon as all conditions precedent to the Plan of Reorganization have been satisfied. The Effective Date is currently expected to occur in March 2021; however, the Company can make no assurances as to when, or ultimately if, the Plan of Reorganization will become effective. It is also possible that amendments could be made to the Plan of Reorganization prior to the Effective Date in accordance with the Plan of Reorganization and applicable law. On the Effective Date, among other things, cash distributions will be made to

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

those stakeholders entitled to such distributions under the Plan of Reorganization, all existing common equity in the Company will be cancelled, released, and extinguished without any distributions, and certain releases of direct and derivative claims and causes of action will become effective as set forth in the Plan of Reorganization.

Until the Effective Date, the Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Bankruptcy Court filings and other information related to the Chapter 11 Cases are available free of charge online at http://cases.primeclerk.com/ascena/.

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

For the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part I, Item 1A — “Risk Factors” of the Fiscal 2020 Form 10-K. As a result of these risks and uncertainties, the amount and composition of the Company’s assets and liabilities could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and liquidity and capital resources included in the Fiscal 2020 Form 10-K may not accurately reflect its operations, properties and liquidity and capital resources following emergence from the Chapter 11 Cases.

For more information regarding the Chapter 11 Cases, see Note 2 to the accompanying condensed consolidated financial statements, and for information regarding our ability to continue as a going concern, see Note 1 to the accompanying condensed consolidated financial statements.

COVID-19 Pandemic

Prior to the consummation of the Chapter 11 Sales and Closures, COVID-19 had far-reaching adverse impacts on many aspects of our operation, directly and indirectly, including our employees, consumer behavior, distribution and logistics, our suppliers, and the market overall.

Seasonality of Business

Prior to the consummation of the Chapter 11 Sales and Closures, our individual segments were typically affected by seasonal sales trends primarily resulting from the timing of holiday and back-to-school shopping periods. In particular, sales at our Kids Fashion segment tended to be significantly higher during the Fall season, which occurs during the first and second quarters of our fiscal year, as this includes the back-to-school period and the December holiday season. Our Plus Fashion segment tended to experience higher sales during the Spring season, which include the Easter and Mother's Day holidays. Our Premium Fashion segment had relatively balanced sales across the Fall and Spring seasons. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and changes in merchandise mix.

Summary of Financial Performance

Discontinued Operations

Sale of Catherines Intellectual Property

On October 13, 2020, following a comprehensive sales process and auction conducted under Section 363 of the U.S. Bankruptcy Code, the Company sold Catherines’ intellectual property assets for a base sale price of $40.8 million, subject to adjustment. At closing, the parties entered into a 30-day Transition Services Agreement (the “TSA”) in order to provide for a transition of the e-commerce business. Amounts received under the TSA were not material. Subsequent to the sale, the

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Company returned $1.1 million based on the final inventory amount and other adjustments. Any further sale price adjustments are not expected to be material.

In addition, all Catherines store locations were closed by the end of the first quarter of Fiscal 2021 and its operations ceased. As a result, the Company's Catherines business has been classified as a component of discontinued operations within the condensed consolidated financial statements for all periods presented. The operating results of Catherines are excluded from the discussion below.

Dressbarn Wind Down

The Company completed the wind down of its Dressbarn brand during the second quarter of Fiscal 2020. All Dressbarn store locations were closed as of December 31, 2019. As a result, the Company's Dressbarn business has been classified as a component of discontinued operations within the condensed consolidated financial statements for all periods presented, which concluded the reporting of the Value Fashion segment. The operating results of Dressbarn are excluded from the discussion below.

Summary of Financial Performance

First Quarter Summary and Key Developments
Highlights of our continuing operations for the first quarter are as follows:
•Sales decreased by 46.0%, reflecting decreases at all of our segments due to the reduction in store count along with significant declines in store traffic reflecting the continued impact of COVID-19;
•Gross margin as a percent of sales decreased to 44.0% compared to 59.0% in the three months ended November 2, 2019 primarily due to markdowns and promotional selling necessary to clear excess inventory that was unable to be sold;
•Operating loss was $176.5 million compared to operating income of $6.5 million in the three months ended November 2, 2019 resulting primarily from the lower Net sales and Gross margin rates, which were offset in part by expense reductions primarily reflecting the impact of our previously-announced cost reduction initiatives; and
•Net loss from continuing operations per diluted share was $0.26, compared to $0.16 in the three months ended November 2, 2019.
Liquidity highlights for the three-month period ended October 31, 2020 are as follows:
•Cash used in operations was $137.0 million in Fiscal 2021 compared to cash used in operations of $41.7 million for the three months ended November 2, 2019;
•Capital expenditures were $2.9 million compared to $29.2 million for the three months ended November 2, 2019; and
•Cash used in financing activities primarily reflects term loan payments of $162.3 million and the payoff of $230.0 million which was outstanding under our revolving credit facility, offset in part by proceeds from our debtor-in-possession term loan of $312.3 million.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

RESULTS OF OPERATIONS
Three Months Ended October 31, 2020 compared to Three Months Ended November 2, 2019
The following table summarizes operating results for certain financial statement line items:

	Three Months Ended
	October 31, 2020	November 2, 2019	$ Change	% Change
	(millions, except per share data)
Net sales	$573.0	$1,060.5	$(487.5)	(46.0)%

Cost of goods sold	(321.1)	(434.4)	113.3	26.1%
Cost of goods sold as % of net sales	56.0%	41.0%
Gross margin	251.9	626.1	(374.2)	(59.8)%
Gross margin as % of net sales	44.0%	59.0%
Other operating expenses:
Buying, distribution and occupancy expenses	(150.9)	(214.4)	63.5	29.6%
BD&O expenses as % of net sales	26.3%	20.2%
Selling, general and administrative expenses	(229.0)	(335.1)	106.1	31.7%
SG&A expenses as % of net sales	40.0%	31.6%
Restructuring and other related charges	(1.3)	(3.8)	2.5	65.8%
Depreciation and amortization expense	(47.2)	(66.3)	19.1	28.8%
Total other operating expenses	(428.4)	(619.6)	191.2	30.9%
Operating (loss) income	(176.5)	6.5	(183.0)	NM
Operating (loss) income as % of net sales	(30.8)%	0.6%
Interest expense	(8.1)	(26.4)	18.3	69.3%
Interest income and other income, net	0.3	1.5	(1.2)	(80.0)%
Reorganization items, net	177.4	—	177.4	NM
Loss from continuing operations before provision for income taxes and income from equity method investment	(6.9)	(18.4)	11.5	62.5%
Provision for income taxes from continuing operations	(2.9)	(2.2)	(0.7)	(31.8)%
Effective tax rate (a)	(42.0)%	(12.0)%
Income from equity method investment	7.2	19.0	(11.8)	(62.1)%
Loss from continuing operations	(2.6)	(1.6)	(1.0)	NM
Income from discontinued operations, net of taxes (b)	40.0	33.3	6.7	20.1%
Gain on disposal of discontinued operations, net of taxes (c)	38.9	—	38.9	NM
Net income	$76.3	$31.7	$44.6	NM

Net (loss) income per common share - basic:
Continuing operations	$(0.26)	$(0.16)	$(0.10)	NM
Discontinued operations	7.82	3.35	4.47	NM
Total net income per basic common share	$7.56	$3.19	$4.37	NM

Net (loss) income per common share - diluted:
Continuing operations	$(0.26)	$(0.16)	$(0.10)	NM
Discontinued operations	7.82	3.35	4.47	NM
Total net income per diluted common share	$7.56	$3.19	$4.37	NM
_______
(a) Effective tax rate is calculated by dividing the Provision for income taxes from continuing operations by the Loss from continuing operations before provision for income taxes and income from equity method investment.
(b) No taxes related to discontinued operation were recorded during the three months ended October 31, 2020. Income from discontinued operations presented net of income tax expense of $0.4 million for the three months ended November 2, 2019.
(c) Gain on sale of discontinued operations is presented net of income tax expense of $0.1 million for the three months ended October 31, 2020.
(NM) Not meaningful.

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Sales. Total Net sales decreased by $487.5 million for the three months ended October 31, 2020 primarily driven by the reduction in store count along with significant declines in store traffic as a result of the continuing impact of COVID-19. The change in Net sales for all of our segments primarily reflects a decrease in combined store and direct channel sales.

Net sales data for our three operating segments is presented below:

	Three Months Ended
	October 31, 2020	November 2, 2019	$ Change	% Change
	(millions)
Net sales:
Premium Fashion	$306.5	$585.0	$(278.5)	(47.6)%
Plus Fashion	170.2	220.7	(50.5)	(22.9)%
Kids Fashion	96.3	254.8	(158.5)	(62.2)%
Total net sales	$573.0	$1,060.5	$(487.5)	(46.0)%

Comparable sales (a)				NM
_______
(a) Comparable sales represent combined store comparable sales and direct channel sales. Store comparable sales generally refers to the growth of sales in stores only open in the current period and comparative calendar period in the prior year (including stores relocated within the same shopping center and stores with minor square footage additions). Stores that close during the fiscal year are excluded from store comparable sales beginning with the fiscal month the store actually closes. Direct channel sales refer to growth of sales from our direct channel in the current period and comparative calendar period in the prior year. Due to customer cross-channel behavior, we typically report a single, consolidated comparable sales metric, inclusive of store and direct channels. In light of the continued significant impact on store traffic due to COVID-19 in the current period, which did not impact the corresponding period in the prior year, the Company has not disclosed comparable sales as the results are not considered meaningful.

Gross Margin. Gross margin in terms of dollars, was primarily lower as a result of a decline in sales and a decline in rate, which is discussed on a segment basis below. The gross margin rate represents the difference between net sales and cost of goods sold, expressed as a percentage of net sales. Gross margin rate is dependent upon a variety of factors, including brand sales mix, product mix, channel mix, the timing and level of promotional activities, and fluctuations in material costs. These factors, among others, may cause cost of goods sold as a percentage of net revenues to fluctuate from period to period.

Gross margin rate decreased to 44.0% for the three months ended October 31, 2020 from 59.0% for the three months ended November 2, 2019, resulting from lower gross margins at our Premium Fashion and Kids Fashion segments, partially offset by increased gross margin at our Plus Fashion segment. Gross margin rate results on a segment basis are as follows:

•Premium Fashion gross margin rate performance declined to 33.8% from 59.4% for the three months ended October 31, 2020 primarily reflecting increased promotional selling and inventory reserves necessary to clear inventory that was unable to be sold in the normal course. The gross margin rate decline also reflects higher shipping costs related to increased direct channel penetration;
•Plus Fashion gross margin rate performance increased to 64.6% from 61.1% for the three months ended October 31, 2020 primarily reflecting improved inventory sell-through resulting in lower required inventory reserves, offset in part by higher shipping costs related to increased direct channel penetration; and
•Kids Fashion gross margin rate performance declined to 39.9% from 56.4% for the three months ended October 31, 2020 primarily due to increased promotional selling to clear excess inventory as well as higher shipping costs related to increased direct channel penetration.

Buying, Distribution and Occupancy (“BD&O”) Expenses consist of store occupancy and utility costs (excluding depreciation) and all costs associated with the buying and distribution functions.

BD&O expenses decreased by $63.5 million, or 29.6%, to $150.9 million for the three months ended October 31, 2020. The reduction in expenses was driven by significantly lower occupancy expense and lower-employee related costs, both resulting from the impact of our Justice brand wind down and the continuation of our other cost reduction efforts. BD&O expenses as

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

a percentage of net sales increased to 26.3% for the three months ended October 31, 2020 from 20.2% for the three months ended November 2, 2019.

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

SG&A expenses decreased by $106.1 million, or 31.7%, to $229.0 million for the three months ended October 31, 2020. The change in SG&A expenses reflects reductions resulting from the impact of our Justice brand wind down and the continuation of our other cost reduction efforts, mainly reflecting lower store related expenses and non-merchandise procurement savings, lower marketing expenses. SG&A expenses as a percentage of net sales increased to 40.0% for the three months ended October 31, 2020 from 31.6% for the three months ended November 2, 2019.

Depreciation and Amortization Expense decreased by $19.1 million, or 28.8%, to $47.2 million for the three months ended October 31, 2020. The decrease was across all of our segments and was primarily driven by a lower level of store-related fixed assets.

Operating Loss. Operating loss was $176.5 million for the three months ended October 31, 2020 compared to operating income of $6.5 million for the three months ended November 2, 2019 and is discussed on a segment basis below.

Operating results for our three operating segments are presented below:

	Three Months Ended
	October 31, 2020	November 2, 2019	$ Change	% Change
	(millions)
Operating (loss) income:
Premium Fashion	$(155.2)	$27.0	$(182.2)	NM
Plus Fashion	1.8	(8.6)	10.4	NM
Kids Fashion	(21.8)	(8.1)	(13.7)	NM
Unallocated restructuring and other related charges	(1.3)	(3.8)	2.5	(65.8)%
Total operating (loss) income	$(176.5)	$6.5	$(183.0)	NM
 _______
(NM) Not meaningful.

Premium Fashion operating results decreased by $182.2 million primarily due to a decline in sales and a lower gross margin rate, as discussed above, offset in part by operating expense reductions primarily driven by lower expenses as a result of our continued cost reduction efforts and the reduction in store count.

Plus Fashion operating results increased by $10.4 million primarily due to a higher gross margin rate, as discussed above, and operating expenses reductions primarily driven by lower expenses as a result of our continued cost reduction efforts and the reduction in store count, offset in part by a decline in sales.
Kids Fashion operating results decreased by $13.7 million primarily due to a decline in sales and a lower gross margin rate, as discussed above, offset in part by operating expense reductions driven by the significant reduction in store count and the wind down of the Justice brand operations.

Unallocated Restructuring and Other Related Charges of $1.3 million for the three months ended October 31, 2020 includes charges resulting primarily from store closures in connection with Chapter 11 Cases. The $3.8 million for the three months ended November 2, 2019 primarily reflected severance related to the sourcing reorganization.

Interest Expense decreased by $18.3 million, or 69.3%, to $8.1 million for the three months ended October 31, 2020 primarily due to the Company ceasing the recording of interest on the Term Loan as of the start of the Chapter 11 Cases,

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

offset in part by interest expense on outstanding revolver borrowings. There were no revolver borrowings outstanding during the three months ended October 31, 2020.

Reorganization Items, Net substantially reflects the non-cash write-off of Operating lease right-of-use assets and lease-related liabilities of $196.1 million which were canceled in connection with the Chapter 11 cases, partially offset by professional fees of $17.2 million and the write-off of deferred financing fees of $1.9 million. There were no Reorganization items, net during the three months ended November 2, 2019.

Provision for Income Taxes from Continuing Operations represents federal, foreign, state and local income taxes. We record income taxes based on the estimated effective tax rate for the year. For the three months ended October 31, 2020, we recorded a tax provision of $2.9 million on a pre-tax loss of $6.9 million, for an effective tax rate of (42.0)%, which was lower than the statutory tax rate as a result of changes in the valuation allowance on U.S. federal and state deferred tax assets. In the three months ended November 2, 2019, we recorded a tax provision of $2.2 million on a pre-tax loss of $18.4 million for an effective tax rate of (12.0)%, which was lower than the statutory tax rate primarily due to changes in the valuation allowance on U.S. federal and certain state deferred tax assets.

Loss from Continuing Operations increased by $1.0 million to $2.6 million for the three months ended October 31, 2020. The increase was primarily due to the decrease in operating results, substantially offset by the Reorganization items, net, both of which are discussed above.

Net Loss from Continuing Operations per Diluted Common Share was $0.26 per share for the three months ended October 31, 2020, compared to $0.16 per share in the three months ended November 2, 2019, primarily as a result of an increase in the loss from continuing operations, as discussed above.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The table below summarizes our cash flows from continuing operations and is presented as follows:

	Three Months Ended
	October 31, 2020	November 2, 2019
	(millions)
Cash flows used in operating activities	$(137.0)	$(41.7)
Cash flows provided by (used in) investing activities	37.9	(24.2)
Cash flows used in financing activities	(100.6)	—
Net decrease in cash, cash equivalents and restricted cash	$(199.7)	$(65.9)

Net cash used in operating activities. Net cash used in operating activities was $137.0 million for the three months ended October 31, 2020, compared to $41.7 million for the three months ended November 2, 2019. Net cash used in operating activities increased primarily due to the lower earnings before non-cash expenses primarily resulting from the lower sales and margin rates, offset in part by reduced inventory purchases.

Net cash provided by (used in) investing activities. Net cash provided by investing activities for the three months ended October 31, 2020 was $37.9 million, consisting of $40.8 million of proceeds from the sale of the intellectual property and other related assets of Catherines, offset in part by capital expenditures of $2.9 million. Net cash used in investing activities for the three months ended November 2, 2019 was $24.2 million, consisting primarily of capital expenditures of $29.2 million, offset in part by $5.0 million received from the sale of intellectual property rights associated with the Dressbarn e-commerce operations.

Net cash used in financing activities. Net cash used in financing activities for the three months ended October 31, 2020 reflects term loan payments of $162.3 million and the payoff of $230.0 million outstanding under our revolving credit

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

facility, offset in part by proceeds from our debtor-in-possession term loan of $312.3 million. Net cash used in financing activities for the three months ended November 2, 2019 was $0.0 million.

Capital Spending

Capital expenditures during the three months ended October 31, 2020 were $2.9 million. For a detailed discussion of our significant capital investments, see Part II, Item 7 as specified in the Capital Spending section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fiscal 2020 10-K.  The Company does not expect to have significant capital expenditures after the completion of the Chapter 11 Sales and Closures.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations (prior to the consummation of the Chapter 11 Sales and Closures), proceeds from the sale of assets, available cash and cash equivalents, and prior to the commencement of the Chapter 11 Cases on July 23, 2020, access to our Amended Revolving Credit Agreement and the Term Loan (both of which are defined below). Upon the commencement of the Chapter 11 Cases, the Company may not make borrowings under the Amended Revolving Credit Agreement. As of October 31, 2020, we had cash and cash equivalents of $380.3 million, approximately $11 million, or 3%, which was held overseas by our foreign subsidiaries. Prior to the commencement of the Chapter 11 Cases, these sources of liquidity were used to fund our ongoing cash requirements, such as inventory purchases and other changes in working capital requirements, construction and renovation of stores, investment in technological and supply chain infrastructure, acquisitions, debt service, open market purchases of debt, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. For a detailed description of the terms and restrictions under our amended and restated revolving credit agreement dated February 27, 2018 (the “Amended Revolving Credit Agreement”), and the $1.8 billion seven-year term loan (the “Term Loan”), see Note 11 to the accompanying condensed consolidated financial statements.

As discussed elsewhere herein, COVID-19 had a material adverse effect on our revenues, earnings, liquidity, and cash flows. As a result of the reduced cash flows, our ability to meet our future debt service obligations has been impacted by COVID-19. The Company projects that it will not have sufficient cash on hand or available liquidity to repay such debt. Accordingly, on July 23, 2020, the Company and certain of its subsidiaries commenced the Chapter 11 Cases. Following the commencement of the Chapter 11 Cases, the Company may not make borrowings under the Amended Revolving Credit Agreement.

Following the commencement of the Chapter 11 Cases, on September 16, 2020, the Company and AnnTaylor Retail, Inc., as borrowers, entered into a Senior Secured Super-Priority Debtor-in-Possession Term Credit Agreement (the “DIP Term Credit Agreement”) with the lenders party thereto and Alter Domus (US) LLC, as administrative agent. The DIP Term Credit Agreement provides for a term loan credit facility (the “DIP Term Facility”) that consists of (i) $150.0 million in new money term loans (the “New Money DIP Loans”) and (ii) $162.3 million of certain prepetition term loan obligations that have been rolled into the DIP Term Facility. The proceeds of the New Money DIP Loans were permitted to be used, among other things, to pay certain costs, fees and expenses related to the Chapter 11 Cases and to prepay or repay up to $50.0 million of borrowings under the Amended Revolving Credit Agreement, in all cases, subject to the terms of the DIP Term Credit Agreement.

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

In connection with the consummation of the Sycamore Transaction (as defined in Note 18), on December 23, 2020, the obligations under DIP Term Credit Agreement and the DIP ABL Credit Agreement were repaid in full (but with respect to any outstanding letters of credit under the DIP ABL Credit Agreement, such letters of credit were cash collateralized,

MAHWAH BERGEN RETAIL GROUP, INC.
(DEBTOR-IN-POSSESSION)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

backstopped, replaced, continued under new credit facilities or otherwise accommodated for), and such credit agreements were terminated.

Management currently believes that our existing sources of liquidity described above will be sufficient to support our needs during the remainder of the Chapter 11 Cases. However, for the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part I, Item 1A — “Risk Factors” of the Fiscal 2020 10-K. As a result of these risks and uncertainties, the amount and composition of the Company’s assets and liabilities could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and liquidity and capital resources included in the Fiscal 2020 10-K do not accurately reflect its operations, properties and liquidity and capital resources following emergence from the Chapter 11 Cases.

For more information regarding the Chapter 11 Cases, the RSA and the DIP Facilities, see Note 2 to the accompanying condensed consolidated financial statements, and for more information regarding the items causing substantial doubt about the Company’s ability to continue as a going concern, see Note 1 to the accompanying condensed consolidated financial statements.

Contractual and Other Obligations

Firm Commitments

Except for presentation changes resulting from the adoption of ASU 2016-02 as of the beginning of Fiscal 2020, there have been no material changes during the period covered by this report to the firm commitments specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2020 10-K. See Note 5 to the accompanying condensed consolidated financial statements for disclosures on operating lease commitments.

Off-Balance Sheet Arrangements

There have been no material changes during the period covered by this report to the off-balance sheet arrangements specified in the contractual and other obligations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2020 10-K.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Notes 4 and 5 to the audited consolidated financial statements included in the Fiscal 2020 10-K. For a detailed discussion of our critical accounting policies, see the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2020 10-K. There have been no material changes to our critical accounting policies since August 1, 2020.
As disclosed in our Fiscal 2020 10-K, we performed an impairment test in the fourth quarter of Fiscal 2020 (the "Fiscal 2020 Year-End Valuation"). The Fiscal 2020 Year-End Valuation resulted in a conclusion that the fair value of our LOFT and Ann Taylor indefinite-lived intangible assets were less than their carrying value. In addition, the fair value of the LOFT reporting unit exceeded its carrying value in the Fiscal 2020 Year-End Valuation by approximately 11%.
It is possible that a shortfall in the cash flows from the amounts estimated in the Fiscal 2020 Year-End Valuation may result in a future impairment loss. During the first quarter of Fiscal 2021, our brands subject to the Fiscal 2020 Year-End Valuation generally performed in line with the cash flow projections supporting that valuation. However, as discussed earlier in Overview, we continued to experience the effects of COVID-19 through the completion of the Chapter 11 Sales and Closures. Prolonged effects of COVID-19 may have a negative impact on some of the other key assumptions used in the Fiscal 2020 Year-End Valuation, including anticipated gross margin and operating income margin. These assumptions are highly judgmental and subject to change.

ASCENA RETAIL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 4 to the accompanying condensed consolidated financial statements for a description of certain recently adopted or issued accounting standards which may impact our financial statements in future reporting periods.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4 - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Interim Executive Chair of the Board, as appropriate, to allow timely decisions regarding required disclosures.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Interim Executive Chair of the Board, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the President and Interim Executive Chair of the Board concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of October 31, 2020. There has been no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

See Note 15 to the accompanying condensed consolidated financial statements for a description of the Company’s legal proceedings.

Item 1A – RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, please review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Fiscal 2020 10-K. There have been no material changes during the quarter ended October 31, 2020 to the Risk Factors set forth in Part I, Item 1A of the Fiscal 2020 10-K.

Item 6 - EXHIBITS

Exhibit	Description

3.1	Third Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 14, 2018.

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 19, 2019.

3.3	Certificate of Amendment of Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 4, 2021.

3.4	Second Amended and Restated By-Laws, adopted and effective October 3, 2018, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 9, 2018.

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 26, 2020.

10.1	Superpriority Senior Secured Debtor-In-Possession ABL Facility Commitment Letter, dated as of August 14, 2020, by and among the Company and the commitment parties party thereto, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 18, 2020.*

10.2	Senior Secured Super-Priority Debtor-in-Possession Term Credit Agreement, dated as of September 16, 2020, by and among the Company, AnnTaylor Retail, Inc., the lenders party thereto and Alter Domus (US) LLC, as administrative agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 21, 2020.*

10.3	Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, dated as of September 16, 2020, by and among the Company, the borrowing subsidiaries party thereto, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K on September 21, 2020.*

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document†

101.SCH	Inline XBRL Taxonomy Extension Schema Document†

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)†

* Certain schedules and similar attachments have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

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

MAHWAH BERGEN RETAIL GROUP, INC.

Date: March 3, 2021	BY: /s/ Carrie Teffner
Carrie Teffner
President and Interim Executive Chair of the Board
(Principal Executive Officer and Principal Financial Officer)